Form 10-Q
period 1996-06-30
CARDIOVASCULAR DYNAMICS INC
filed 1996-08-14
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                              --------------------


                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                For the quarterly period ended June 30, 1996.


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


               For the transition period from ______ to ______

                         Commission file number 0-28440



                         CARDIOVASCULAR DYNAMICS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                           68-0328265
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


            13900 Alton Parkway, Suite 122, Irvine, California 92718
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (714) 457-9546

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exhange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X       No
                                 -----          -----
On July 31, 1996, the registrant had outstanding 8,776,000 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

                         CARDIOVASCULAR DYNAMICS, INC.

                                   Form 10-Q

                                 June 30, 1996

                               TABLE OF CONTENTS




                                                                                  Page
                                                                                  ----
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

            Condensed balance sheets at June 30, 1996 and December 31, 1995         3

            Condensed statements of operations for the three months and
                 six months ended June 30, 1996 and 1995                            4

             Condensed statements of cash flows for the three months and
                 six months ended June 30, 1996                                     5

             Notes to condensed financial statements                                6

Item 2.    Management's discussion and analysis of financial condition
                 and results of operations                                          8

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                        12

Signatures                                                                         13

Exhibit Index                                                                      14

                         CARDIOVASCULAR DYNAMICS, INC.

                            CONDENSED BALANCE SHEETS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                   June 30,        December 31,
                                                                    1996               1995
                                                                  ---------        ------------
ASSETS
Current assets:
  Cash and equivalents                                              $45,097           $ 1,568
  Trade accounts receivable, net                                      1,945             1,117
  Inventories                                                         1,175               754
  Other current assets                                                  332                58
                                                                    -------           -------
      Total current assets                                           48,549             3,497
Property and equipment, net                                             578               424
Other assets                                                             46                81
                                                                    -------           -------
Total Assets                                                        $49,173           $ 4,002
                                                                    =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $ 2,765           $ 1,684
  Payable to affiliate                                                2,619             2,537
  Deferred distributorship fee-current                                   50                50
                                                                    -------           -------
      Total current liabilities                                       5,434             4,271
Deferred distributorship fee revenue                                     54                79
Convertible obligation                                                  750               750

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares and 2,000,000
  shares issued and outstanding as of June 30, 1996
  and December 31, 1995, respectively                                    --                 2
Common stock, $.001 par value; 30,000,000 authorized,
  8,266,000 shares and no shares outstanding as of
  June 30, 1996 and December 31, 1995, respectively                       9                --
Additional paid-in capital                                           50,936             5,670
Deferred compensation                                                  (438)             (345)
Accumulated deficit                                                  (7,572)           (6,425)
                                                                    -------           -------
      Total stockholders' equity                                     42,935            (1,098)
                                                                    -------           -------
Total Liabilities and Stockholders' Equipment                       $49,173           $ 4,002
                                                                    =======           =======


See accompanying notes

                         CARDIOVASCULAR DYNAMICS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                             1996         1995                1996         1995
                                                            ------      -------             -------      -------
Total revenue                                               $1,801      $   804             $ 3,834      $ 1,213
Cost of sales                                                  921          360               1,863          478
                                                            ------      -------             -------      -------
Gross profit                                                   880          444               1,971          735
Operating expenses:
Charge for acquired in-process research
   and development                                              --          488                  --          488
Research, development and clinical                             802          572               1,429          986
Marketing and sales                                            710          410               1,287          665
General and administrative                                     212          248                 503          516
                                                            ------      -------             -------      -------
          Total operating expenses                           1,724        1,718               3,219        2,655
                                                            ------      -------             -------      -------
Loss from operations                                          (844)      (1,274)             (1,248)      (1,920)

Other income (expense):
   Interest income                                              62            1                  73           23
   Distributorship fees and other income                        12           22                  28           39
                                                            ------      -------             -------      -------
          Total other income                                    74           23                 101           62
                                                            ------      -------             -------      -------
Net loss                                                    $ (770)     $(1,251)            $(1,147)     $(1,858)
                                                            ======      =======             =======      =======
Net loss per share                                          $(0.13)     $ (0.28)            $ (0.22)     $ (0.42)
                                                            ======      =======             =======      =======
Shares used in the calculation of
    net loss per share                                       5,765        4,426               5,116        4,415
                                                            ======      =======             =======      =======

See accompanying notes

                         CARDIOVASCULAR DYNAMICS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                             Six months ended June 30,
                                                               1996            1995
                                                             -------         -------
Cash flows from operating activities:
   Net loss                                                  $(1,147)        $(1,858)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                               90              37
      Amortization of deferred compensation                       57              --
      Charge for acquired in-process research
         and development                                          --             488
      Net changes in:
         Operating assets                                     (1,488)           (186)
         Operating liabilities and deferred revenue            1,056             287
                                                             -------         -------
              Net cash used in operating activities           (1,432)         (1,232)

Cash flows from investing activities:
   Capital expenditures for property and equipment              (244)           (371)
                                                             -------         -------
              Net cash used in investing activities             (244)           (371)

Cash flows from financing activities:
   Proceeds from sale of common stock                         37,123              --
   Proceeds from sale of preferred stock                       8,000              --
   Payable to affiliate, net                                      82            (282)
                                                             -------         -------
              Net cash provided by (used in)
                     financing activities                     45,205            (282)
                                                             -------         -------
Net increase (decrease) in cash and equivalents               43,529          (1,885)
Cash and equivalents, beginning of period                      1,568           3,379
                                                             -------         -------
Cash and equivalents, end of period                          $45,097         $ 1,494
                                                             =======         =======


See accompanying notes

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

1.  Basis of Presentation

Cardiovascular Dynamics, Inc. ("CVD" or the "Company") designs, develops, manufactures and markets catheters used to treat certain vascular diseases.
The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1.

2.  Closing of Initial Public Offering

On June 19, 1996, the Company closed its initial public offering which consisted of 3,400,000 shares of common stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their overallotment option to purchase an additional 510,000 shares of common stock at $12.00 per share. CVD received net offering proceeds from the sale of common stock of approximately $42,700,000 after deducting underwriting discounts and commissions and other expenses of the offering.

3.  Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from convertible debt, stock options and warrants are not included as the effect is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of the Company's common stock).

                                 JUNE 30, 1996


4.  Stock Split

In May 1996, the Board of Directors approved a stock split of 2-for-1 of all the outstanding shares of common stock. All share and per share information has been adjusted to give effect to the stock split in the accompanying financial statements.

5.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                       June 30, 1996     December 31, 1995
                                       -------------     -----------------
         Raw materials                   $  450,000           $162,000
         Work-in-process                    589,000            330,000
         Finished goods                     136,000            262,000
                                         ----------           --------
                                         $1,175,000           $754,000
                                         ==========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. For a discussion of factors which might result in different outcomes, see the Company's Prospectus dated June 19, 1996, in particular "Risk Factors" beginning on page 6 thereof.

Overview

Since inception in 1992, Cardiovascular Dynamics, Inc. has engaged primarily in the research and development of products for the treatment of cardiovascular disease. The Company's financial results will be affected in the future by several factors, including the timing of any FDA approval to market the Company's products, FDA approval of IDE sites and the number of patients permitted to be treated, future changes in government regulations and third party reimbursement policies applicable to the Company's products, the progress of competing technologies and the ability of the Company to develop the manufacturing and marketing capabilities necessary to support commercial sales. As a result of these factors, revenue levels, gross margins and operating results may fluctuate from quarter to quarter.

On July 15, 1996, CVD and Medtronic, Inc. entered into an agreement providing for the co-distribution by Medtronic of the Company's balloon angioplasty catheters. These catheters employ the Company's patented Focus Technology. Under the Agreement, Medtronic will purchase a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. Specific products to be distributed by Medtronic will differ in individual country markets. The Company will continue to sell Focus Technology products through its own direct and indirect sales force network. These products are currently sold under the names FACT(TM), CAT(TM) and ARC(TM).

Results of Operations

Second quarter of 1996 compared to the same period in 1995

Revenue for the second quarter of 1996 increased 124% to $1.8 million compared to $0.8 million for the second quarter of 1995 representing increased sales of the Company's Focus catheters and the introduction of additional products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The gross profit percentage for the second quarter of 1996 decreased to 49% compared to 55% for the same period of 1995. In the second quarter of 1995, CVD's products were manufactured by Endosonics Corporation at fixed per unit costs. In the second quarter of 1996, the Company was manufacturing its own products at relatively low volumes which resulted in higher per unit costs.

Research, development and clinical expenses increased by 40% to $0.8 million in the quarter ended June 30, 1996 over the quarter ended June 30, 1995. The primary reason for this increase was additional spending on development of the Company's line of peripheral vascular products.

Marketing and sales expenses rose 73% to $0.7 million, up $.3 million, in the June 30, 1996 quarter, compared to the second quarter of 1995. This increase reflects the investment the Company is making to build its sales and marketing infrastructure by adding additional personnel and developing additional distributor relationships.

General and administrative expenses remained relatively constant in both the three months ended June 30, 1996 and 1995.

First six months of 1996 compared to the same period of 1995

Revenue for the first half of 1996 increased 216% to $3.8 million compared to $1.2 million for the same period of 1995 representing increased sales of the Company's Focus catheters and the introduction of additional products.

The gross profit percentage for the first half of 1996 decreased to 51% compared to 61% for the same period of 1995. In the first half of 1995, CVD's products were manufactured by Endosonics Corporation at fixed per unit costs. Additionally, a significant portion of the total revenues in the first half of 1995 was comprised of license fees and other revenues that had no associated cost of sales. In the second quarter of 1996, the Company was manufacturing its own products at relatively low volumes, and the percentage of total revenues that represented non-product revenues was less significant.

Research, development and clinical expenses increased by 45% to $1.4 million in the first half of 1996 over the same period in 1995. The primary reason for this increase was additional spending on development of the Company's line of peripheral vascular products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the first half of 1996, marketing and sales expenses rose 94% to $1.3 million, up $0.6 million compared to the same period of 1995. This increase reflects the investment the Company is making to build its sales and marketing infrastructure by adding addition personnel and developing additional distributor relationships.

General and administrative expenses remained relatively constant in both the six months ended June 30, 1996 and 1995.

The Company has experienced an operating loss for each of the last three years. The Company expects to continue to incur operating losses through at least 1997 and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. CVD's results of operations have varied significantly from quarter to quarter. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuating revenues. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to achieve or maintain profitability in the future.

Liquidity and Capital Resources

On June 19, 1996, the Company closed its initial public offering which consisted of 3,400,000 shares of common stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their overallotment option to purchase an additional 510,000 shares of common stock at $12.00 per share. CVD received net offering proceeds from the sale of common stock of approximately $42.7 million after deducting underwriting discounts and commissions and other expenses of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company had working capital of $43.1 million at June 30, 1996 as compared to negative working capital of $0.8 million as of December 31, 1995. From inception through June 30, 1996, the Company raised approximately $11.4 million from the private sales of preferred and common stock and $2.6 million in working capital from Endosonics Corporation (CVD's former parent company). The Company intends to repay Endosonics Corporation during the third quarter of 1996.

Cash flows used in operations were $1.4 million for the first half of 1996 as compared to $1.2 million for the same period of 1995.

On June 30, 1996, CVD had cash and cash equivalents of $45.1 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and increased working capital, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through 1997. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

                                    Part II.

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

By written consent in lieu of the 1996 Annual Meeting of Stockholders, on May 1, 1996, the stockholders of the Company unanimously approved the following resolutions:

(a) Amendment of the Amended and Restated Certificaate of Incorporation of the Company to effect a 2-for-1 stock split and authorization of 5,000,000 shares of undesignated Preferred Stock;

(b) Amendment of the Amended and Restated Bylaws of the Company in connection with the Initial Public Offering of the Company's Common Stock;

(c) Increase the number of shares authorized under the Company's Stock Option Plan from 400,000 shares to an aggregate of 1,200,000 shares (on a post-split basis); and

(d) Adoption of a 1996 Stock Option/Stock Issuance Plan and Employee Stock Purchase Plan.


Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         Exhibit 10.1 *           Supply Agreement
         Exhibit 10.2 *           OEM Agreement
         Exhibit 27               Financial Data Schedule

*  Confidential Treatment Requested


(b)      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                         CARDIOVASCULAR DYNAMICS, INC.


Date:  August 13, 1996                   /s/  MICHAEL R. HENSON
                                         -------------------------------------
                                         Michael R. Henson
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  August 13, 1996                   /s/  DANA P. NICKELL
                                         --------------------------------------
                                         Dana P. Nickell
                                         Vice President-Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                                 EXHIBIT INDEX



10.1 *  Supply Agreement

10.2 *  OEM Agreement

27      Financial Data Schedule

_________________________

*  Confidential Treatment Requested