Form 10-Q/A
period 1996-06-30
CARDIOVASCULAR DYNAMICS INC
filed 1996-10-21
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1996.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to _________________________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes /X/  No  / /

On July 31, 1996, the registrant had outstanding 8,776,000 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. For a discussion of factors which might result in different outcomes, see Cardiovascular Dynamics, Inc.'s Prospectus dated June 19, 1996, in particular "Risk Factors" beginning on page 6 thereof.

OVERVIEW

Since inception in 1992, Cardiovascular Dynamics, Inc. (the "Company" or "CVD") has engaged primarily in the research and development of products for the treatment of cardiovascular disease. The Company's financial results will be affected in the future by several factors, including the timing of any FDA approval to market the Company's products, FDA approval of IDE sites and the number of patients permitted to be treated, future changes in government regulations and third party reimbursement policies applicable to the Company's products, the progress of competing technologies and the ability of the Company to develop the manufacturing and marketing capabilities necessary to support commercial sales. As a result of these factors, revenue levels, gross margins and operating results may fluctuate from quarter to quarter.

On July 15, 1996, CVD and Medtronic, Inc. ("Medtronic") entered into an agreement providing for the co-distribution by Medtronic of the Company's balloon angioplasty catheters. These catheters employ the Company's patented Focus Technology. Under the Agreement, Medtronic will purchase a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. If the Company is unable to meet its delivery obligations with respect to the purchased catheters, up to 60% of the Company's manufacturing capacity will be devoted to manufacturing such catheters for Medtronic. Specific products to be distributed by Medtronic will differ in individual country markets. The Company will continue to sell Focus Technology products through its own direct and indirect sales force network. These products are currently sold under the names FACT(TM), CAT(TM) and ARC(TM).

RESULTS OF OPERATIONS

Second quarter of 1996 compared to the same period in 1995
----------------------------------------------------------

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

First six months of 1996 compared to the same period of 1995
------------------------------------------------------------

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

                                    PART II.

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    The following exhibits are filed herewith:

       Exhibit 10.1*     Supply Agreement
       Exhibit 10.2*     OEM Agreement
       Exhibit 27        Financial Data Schedule

-------------------------------------------------

* Confidential Treatment Requested


(b)    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                          CARDIOVASCULAR DYNAMICS, INC.


Date: October 17, 1996                     /s/ Michael R. Henson
      ----------------                    --------------------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: October 17, 1996                     /s/ Dana P. Nickell
      ----------------                    --------------------------------------
                                          Vice President-Finance and Chief
                                                   Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)