Form 10-Q
period 1996-09-30
CARDIOVASCULAR DYNAMICS INC
filed 1996-11-14
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1996.

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

                                 Yes[X]  No[ ]

On October 31, 1996, the registrant had outstanding 8,786,000 shares of Common Stock of $.001 par value, which is the registrant's only class of Common Stock.

                          CARDIOVASCULAR DYNAMICS, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS




                                                                          Page
                                                                          ----

Part I.    Financial Information

Item 1.   Financial Statements (Unaudited)

            Condensed balance sheets at September 30, 1996 and
                  December 31, 1995                                         3

            Condensed statements of operations for the three months and
                  nine months ended September 30, 1996 and 1995             4

             Condensed statements of cash flows for the nine months ended
                   September 30, 1996 and 1995                              5

             Notes to condensed financial statements                        6

Item 2.    Management's discussion and analysis of financial condition
                  and results of operations                                 8

Part II.   Other Information

Items 1 through 6.                                                          14

Signatures                                                                  15

Exhibit Index                                                               16

                         CARDIOVASCULAR DYNAMICS, INC.

                            CONDENSED BALANCE SHEETS

                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                             September 30,  December 31,
                                                                1996            1995
                                                                ----            ----
ASSETS
Current assets:
  Cash and equivalents                                         $ 47,377        $ 1,568
  Trade accounts receivable, net                                  2,083          1,117
  Inventories                                                     1,996            754
  Other current assets                                              194             58
                                                               --------        -------
      Total current assets                                       51,650          3,497
Property and equipment, net                                         855            424
Other assets                                                        486             81

                                                               --------        -------
Total Assets                                                   $ 52,991        $ 4,002
                                                               ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $  2,401        $   962
  Accrued payroll and other accrued expenses                      1,005            722
  Customer deposits                                                 754              0
  Payable to affiliate                                                0          2,537
  Deferred distributorship fee-current                               50             50
                                                               --------        -------
      Total current liabilities                                   4,210          4,271
Deferred distributorship fee revenue                                 42             79
Convertible obligation                                              750            750

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
 7,560,000 shares authorized, no shares and 2,000,000
 shares issued and outstanding as of September 30, 1996
 and December 31, 1995, respectively                                 --              2
Common stock, $.001 par value; 30,000,000 authorized,
  8,786,000 shares and no shares outstanding as of
  September 30, 1996 and December 31, 1995, respectively              9             --
Additional paid-in capital                                       56,657          5,670
Deferred compensation                                              (407)          (345)
Accumulated deficit                                              (8,270)        (6,425)
                                                               --------        -------
      Total stockholders' equity                                 47,989         (1,098)
                                                               --------        -------
Total Liabilities and Stockholders' Equity                     $ 52,991        $ 4,002
                                                               ========        =======

See accompanying notes

                         CARDIOVASCULAR DYNAMICS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                                            Three Months                    Nine Months Ended
                                                         Ended September 30,                   September 30,
                                                      1996              1995              1996              1995
                                                      ----              ----              ----              ----
Revenue:
  Sales                                             $ 2,252           $ 1,240           $ 5,836           $ 2,156
  License fee and other from related party                0                53               200               230
  Contract                                              100               292               150               412
                                                    -------           -------           -------           -------
Total revenue                                         2,352             1,585             6,186             2,798
Cost of sales                                         1,273               665             3,136             1,143
                                                    -------           -------           -------           -------
Gross profit                                          1,079               920             3,050             1,655
Operating expenses:
  Charge for acquired in-process research
   and development                                     --                --                --                 488

  Research, development and clinical                  1,181               434             2,610             1,420
  Marketing and sales                                   807               455             2,094             1,120
  General and administrative                            419               465               922               981
                                                    -------           -------           -------           -------
Total operating expenses                              2,407             1,354             5,626             4,009
                                                    -------           -------           -------           -------
Loss from operations                                 (1,328)             (434)           (2,576)           (2,354)

Other income:
   Interest income                                      621                 6               694                29
   Distributorship fees and other income                  9                 9                37                48
                                                    -------           -------           -------           -------
          Total other income                            630                15               731                77
                                                    -------           -------           -------           -------
Net loss                                            $  (698)          $  (419)          $(1,845)          $(2,277)
                                                    =======           =======           =======           =======

Net loss per share                                  $ (0.08)          $ (0.09)          $ (0.29)          $ (0.51)
                                                    =======           =======           =======           =======
Shares used in the calculation of
    net loss per share                                9,153             4,468             6,462             4,433
                                                    =======           =======           =======           =======

See accompanying notes

                         CARDIOVASCULAR DYNAMICS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                                Nine months ended September 30,
                                                                    1996              1995
                                                                    ----              ----
Cash flows from operating activities:
   Net loss                                                      $ (1,845)          $(2,277)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                   135                49
      Amortization of deferred compensation                            88                --
      Charge for acquired in-process research
         and development                                               --               488
      Net changes in:
         Trade accounts receivable, net                              (966)             (350)
         Inventories                                               (1,242)             (357)
         Other assets                                                (136)              129
         Accounts payable and accrued expenses                      2,476               996
         Deferred distributor fee revenue                             (37)              (41)
                                                                 --------           -------
              Net cash used in operating activities                (1,527)           (1,363)

Cash flows used in investing activities:
   Capital expenditures for property and equipment
     and other assets                                                (971)             (458)
                                                                 --------           -------
              Net cash used in investing activities                  (971)             (458)

Cash flows provided by (used in) financing activities:
   Proceeds from issuance of convertible obligation                    --               750
   Proceeds from sale of common stock                              42,844                --
   Proceeds from sale of preferred stock to parent                  8,000                --
   Payable to affiliate, net                                       (2,537)             (235)
                                                                 --------           -------
              Net cash provided by financing activities            48,307               515
                                                                 --------           -------

Net increase (decrease) in cash and equivalents                    45,809            (1,306)
Cash and equivalents, beginning of period                           1,568             3,379
                                                                 --------           -------
Cash and equivalents, end of period                              $ 47,377           $ 2,073
                                                                 ========           =======


See accompanying notes

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.  Basis of Presentation

Cardiovascular Dynamics, Inc. ("CVD" or the "Company") designs, develops, manufactures and markets catheters used to treat certain vascular diseases. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Prospectus dated June 19, 1996.

2.  Closing of Initial Public Offering

On June 19, 1996, the Company closed its initial public offering which consisted of 3,400,000 shares of common stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their overallotment option to purchase an additional 510,000 shares of common stock at $12.00 per share. CVD received net offering proceeds from the sale of common stock of approximately $42.7 million, after deducting underwriting discounts and commissions and other expenses of the offering.

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

                               SEPTEMBER 30, 1996


4.  Stock Split

In May 1996, the Board of Directors approved a stock split of 2-for-1 of all the outstanding shares of common stock. All share and per share information has been adjusted to give effect to the stock split in the accompanying financial statements.

5.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:


                                     September 30, 1996    December 31, 1995
                                     ------------------    -----------------

                  Raw materials            $  731,000          $162,000
                  Work-in-process             578,000           330,000
                  Finished goods              687,000           262,000
                                           ----------          --------
                                           $1,996,000          $754,000
                                           ==========          ========

6.  Subsequent Events

In October 1996, the Company acquired Intraluminal Devices, Inc. ("IDI") by the statutory merger (the "Merger") of IDI with and into IDI Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company. In exchange for $1.4 million in common stock of the Company, approximately 86,400 shares, the Company acquired all of the outstanding common stock of IDI. In addition, under the terms of the Merger Agreements, the Company may become obligated to issue additional shares of common stock to the former shareholders of IDI in the event the closing price of the Company's common stock, as reported on the Nasdaq National Market on the fourth day after the related registration statement is declared effective, is below $12.97 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertanties that could cause actual results to differ materially from those in the forward looking statements. For a discussion of factors which might result in different outcomes, see the Company's Prospectus dated June 19, 1996, in particular "Risk Factors" beginning on page 6 thereof.

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

On July 15, 1996, CVD and Medtronic, Inc. entered into an agreement providing for the co-distribution by Medtronic of the Company's balloon angioplasty catheters. These catheters employ the Company's patented Focus Technology. Under the Agreement, Medtronic will purchase a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. If the Company is unable to meet its delivery obligations with respect to the purchased catheters, up to 60% of the Company's manufacturing capacity will be devoted to manufacturing such catheters for Medtronic. Specific products to be distributed by Medtronic will differ in individual country markets. The Company will continue to sell Focus Technology products through its own direct and indirect sales force network. These products are currently sold under the names FACTTM, CATTM and ARCTM.

In October 1996, the Company acquired Intraluminal Devices, Inc. ("IDI") by the statutory merger (the "Merger") of IDI with and into IDI Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company. In exchange for $1.4 million in common stock of the Company, approximately 86,400 shares, the Company acquired all of the outstanding common stock of IDI (after conversion of IDI Preferred Stock into IDI Common Stock). In addition, under the terms of the Merger Agreements, the Company may become obligated to issue

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

additional shares of common stock to the former shareholders of IDI in the event the closing price of the Company's common stock, as reported on the Nasdaq National Market on the fourth day after the related registration statement is declared effective is below $12.97 per share. The Company expects to significantly increase research and development expenditures to complete the development or to determine the saleability of IDI products.

Results of Operations

Third quarter of 1996 compared to the same period in 1995

Revenue for the third quarter of 1996 increased 48% to $2.35 million compared to $1.59 million for the third quarter of 1995 representing increased sales from the further development of the market for the Company's Focus catheters and the introduction of additional products.

The gross profit percentage for the third quarter of 1996 decreased to 46% compared to 58% for the same period of 1995. In the third quarter of 1995, total revenues included approximately $0.35 million of contract revenues that had no associated cost of sales. This contract revenue represented 22% of total revenues for that quarter. In the third quarter of 1996, the Company had $0.1 million of contract revenues, representing approximately 4% of total revenues.

Research, development and clinical expenses increased by 172% to $1.2 million in the quarter ended September 30, 1996 from $0.4 million in the quarter ended September 30, 1995. The primary reason for this increase was additional spending on development of the Company's line of peripheral vascular products and coronary stent products.

Marketing and sales expenses rose 77% to $0.8 million, up $0.3 million, in the quarter ended September 30, 1996, compared to $0.5 million in the same period of 1995. This increase reflects the investment the Company is making to build its sales and marketing infrastructure by adding additional personnel and developing additional distributor relationships.

General and administrative expenses remained relatively constant comparing the three month periods ended September 30, 1996 and 1995.

Interest income rose to $0.6 million in the third quarter of 1996 compared with $0.0 million in the same period of 1995. The increase was due to the investment of funds received from the initial public offering in June 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First nine months of 1996 compared to the same period of 1995

Revenue for the first nine months of 1996 increased 121% to $6.2 million compared to $2.8 million for the same period during 1995 representing increased sales from the further development of the market for the Company's Focus catheters and the introduction of additional products.

The gross profit percentage for the first nine months of 1996 decreased to 49% compared to 59% for the same period of 1995. In the first half of 1995, CVD's products were manufactured by Endosonics Corporation at fixed per unit costs. Additionally, 23% of the total revenues in the first nine months of 1995 was comprised of license fees and other revenues which had no associated cost of sales. During the nine months ended September 30, 1996, the Company manufactured its own products at relatively low volumes, and the percentage of total revenues that represented license fees and other revenues which had no associated cost of sales was only 6% of total revenues.

Research, development and clinical expenses increased by 84% to $2.6 million in the first nine months of 1996 from $1.4 million for the same period in 1995. The primary reason for this increase was additional spending on development of the Company's line of peripheral vascular products and coronary stent products.

During the nine months ended September 30, 1996, marketing and sales expenses rose 87% to $2.1 million, up from $1.1 million for the same period during 1995. This increase reflects the investment the Company is making to build its sales and marketing infrastructure by adding personnel and distributor relationships.

General and administrative expenses remained relatively constant comparing the nine month periods ended September 30, 1996 and 1995.

Interest income rose to $0.7 million during the nine months ended September 30, 1996 compared with $0.0 million in the same period of 1995. The increase was due to the investment of funds received from the initial public offering in June 1996.

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

The Company had working capital of $47.4 million at September 30, 1996 as compared to negative working capital of $0.8 million as of December 31, 1995. From inception through September 30, 1996, the Company raised approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital from Endosonics Corporation (CVD's former parent company). The Company repaid Endosonics Corporation during the third quarter of 1996.

Cash flows used in operations were $1.5 million for the nine months of 1996 as compared to $1.4 million for the same period of 1995.

On September 30, 1996, CVD had cash and cash equivalents of $47.2 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and increased working

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Trade accounts receivable, net, increased 86% to $2.1 million as of September 30, 1996 compared with $1.1 million at December 31, 1996. The increase stemmed from an increase in the sales level compared to the prior year. Specifically, sales for the third quarter of 1996 were $2.3 million, while sales for the forth quarter of 1995 were $1.3 million or 77% higher.

Inventories rose 65% to $2.0 million as of September 30, 1996, compared with $0.8 million at December 31, 1996, to meet current sales demand. Accounts payable increased 150% to $2.4 million at September 30, 1996, compared with $1.0 million at the end of the same period of 1995, due to an increase in expenditures to support higher sales.

Property and equipment, net, increased 102% from $0.4 million at December 31, 1996 to $0.9 million at September 30, 1996. The Company increased its investment in capital assets during the first nine months of 1996 to support rising production and research and development efforts.

Accrued payroll and other accrued expenses increased 39% from $0.7 million at December 31, 1996 to $1.0 million at September 30, 1996 primarily due to higher personnel costs to support operations. The customer deposits at the end of September 30, 1996 stemmed from upfront deposits by Medtronic, Inc. as part of a co-distribution agreement. See further discussion in the "Overview" section of

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 1995, the Company had an obligation of $2.5 ("payable to affiliate") payable to its former parent company, Endosonics Corporation ("Endosonics"). In the third quarter of 1996, the Company paid the obligation which then totalled $2.7 million. The obligation primarily stemmed from expenses paid by Endosonics on behalf of the Company and from inventory purchased from Endosonics.

                                    Part II.

                                OTHER INFORMATION

Items 1 through 5. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 2.3(1) Agreement and Plan of Reorganization by and among CardioVascular Dynamics, Inc., IDI Acquisition Corporation and Intraluminal Devices, Inc. ("IDI") dated October 2, 1996.


         Exhibit 27        Financial Data Schedule

---------------------

        (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 1996.

(b)      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                       CARDIOVASCULAR DYNAMICS, INC.


Date:    November 12, 1996             /s/ MICHAEL R. HENSON
                                       ---------------------
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:    November 12, 1996             /s/ DANA P. NICKELL
                                       -------------------
                                       Vice President-Finance and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX



2.3 (1) Agreement and Plan of Reorganization by and among CardioVascular Dynamics, Inc., IDI Acquisition Corporation and Intraluminal Devices, Inc. ("IDI") dated October 2, 1996.

27       Financial Data Schedule

-------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 1996.