Form 10-Q
period 1997-03-31
CARDIOVASCULAR DYNAMICS INC
filed 1997-05-14
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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

            13700 ALTON PARKWAY, SUITE 160, IRVINE, CALIFORNIA 92618
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                YES  X  NO

                                    ---    ---

ON APRIL 30, 1997, THE REGISTRANT HAD OUTSTANDING APPROXIMATELY 9,103,000 SHARES OF COMMON STOCK OF $.001 PAR VALUE, WHICH IS THE REGISTRANT'S ONLY CLASS OF COMMON STOCK.

                          CARDIOVASCULAR DYNAMICS, INC.

                                    FORM 10-Q

                                 MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                              PAGE

                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997 AND
                DECEMBER 31, 1996                                                3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                MONTHS ENDED MARCH 31, 1997 AND 1996                             4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                MONTHS ENDED MARCH 31, 1997 AND 1996                             5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                        8

PART II. OTHER INFORMATION

ITEMS 1 THROUGH 6.                                                              12

SIGNATURES                                                                      13

EXHIBIT INDEX                                                                   14


                          CARDIOVASCULAR DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                1997           1996
                                                              ---------    ------------
ASSETS
Current assets:
  Cash and equivalents ..................................     $ 16,971      $ 17,192
  Marketable securities .................................       23,808        25,733
  Trade accounts receivable, net ........................        2,734         2,268
  Inventories ...........................................        3,899         2,899
  Other receivables .....................................          467           320
  Other current assets ..................................          170           162
                                                              --------      --------
      Total current assets ..............................       48,049        48,574
Property and equipment, net .............................        1,311         1,182
Notes receivable from officers ..........................          425           325
Other assets ............................................            6             3
                                                              --------      --------
Total assets ............................................     $ 49,791      $ 50,084
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .................     $    906      $    750
  Accrued payroll and related expenses ..................          961         1,040
  Other accrued expenses ................................          577           592
  Deferred distributorship fee-current portion ..........           50            50
                                                              --------      --------
      Total current liabilities .........................        2,494         2,432
Deferred distributorship fee revenue ....................           17            29

STOCKHOLDERS' EQUITY

Covertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding ...........................................           --            --
Common stock, $.001 par value; 30,000,000 authorized,
  9,103,000 shares and 9,004,000 shares outstanding as of
  March 31, 1997 and December 31, 1996, respectively ....            9             9
Additional paid-in capital ..............................       59,099        58,869
Deferred compensation ...................................         (345)         (376)
Accumulated deficit .....................................      (11,647)      (11,049)
Unrealized gains on investments .........................          164           170
                                                              --------      --------
      Total stockholders' equity ........................       47,280        47,623
                                                              --------      --------
Total liabilities and stockholders' equity ..............     $ 49,791      $ 50,084
                                                              ========      ========

See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED MARCH 31,
                                                           1997         1996
                                                          -------      -------
Revenue:
  Sales .............................................     $ 3,019      $ 1,783
  License fee and other from related party ..........           0          100
  Contract ..........................................           0          150
                                                          -------      -------
Total revenue .......................................       3,019        2,033
Cost of sales .......................................       1,416          942
                                                          -------      -------
Gross profit ........................................       1,603        1,091
Operating expenses:
  Research, development and clinical ................         993          627
  Marketing and sales ...............................       1,350          577
  General and administrative ........................         443          291
                                                          -------      -------
Total operating expenses ............................       2,786        1,495
                                                          -------      -------
Loss from operations ................................      (1,183)        (404)
Other income:
   Interest income ..................................         572           11
   Distributorship fees and other income ............          13           16
                                                          -------      -------
          Total other income ........................         585           27
                                                          -------      -------
Net loss ............................................     $  (598)     $  (377)
                                                          =======      =======
Net loss per share (pro forma through June, 1996) ...     $ (0.07)     $ (0.08)
                                                          =======      =======
Shares used in the calculation of net loss per share
  (pro forma through June, 1996)                            9,081        4,485
                                                          =======      =======

See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED MARCH 31,
                                                               1997         1996
                                                            --------      --------
Cash flows from operating activities:
   Net loss ...........................................     $   (598)     $   (377)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization ...................           72            45
      Amortization of deferred compensation ...........           31            26
      Bad debt expense ................................           12            --
      Net changes in:
         Trade accounts receivable, net ...............         (478)         (467)
         Receivable from related parties ..............           --          (100)
         Inventories ..................................       (1,000)            2
         Other assets .................................         (256)          (15)
         Accounts payable and accrued expenses ........           62            85
         Deferred distributor fee revenue .............          (12)          (12)
                                                            --------      --------
              Net cash used in operating activities ...       (2,167)         (813)

Cash flows used in investing activities:
   Purchase of available-for-sale securities ..........      (10,884)           --
   Proceeds from sales of available-for-sale-securities       12,802            --
   Capital expenditures for property and equipment
     and other assets .................................         (202)         (146)
                                                            --------      --------
              Net cash used in investing activities ...        1,716          (146)

Cash flows provided by financing activities:
   Proceeds from sale of common stock .................          136            --
   Proceeds from exercise of stock options ............           94            --
   Proceeds from sale of preferred stock to parent ....           --         8,000
   Payable to parent, net .............................           --            46
                                                            --------      --------
              Net cash provided by financing activities          230         8,046
                                                            --------      --------
Net increase (decrease) in cash and equivalents .......         (221)        7,087
Cash and equivalents, beginning of period .............       17,192         1,568
                                                            --------      --------
Cash and equivalents, end of period ...................     $ 16,971      $  8,655
                                                            ========      ========




See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.  BASIS OF PRESENTATION

Cardiovascular Dynamics, Inc. ("CVD" or the "Company") designs, develops, manufactures and markets catheters used to treat certain vascular diseases. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  NET LOSS PER SHARE

Pro forma net loss per share is computed using the weighted average number of shares of Common Stock, Preferred Stock (using the as-if-converted method) and Common Stock issuable upon conversion of the Convertible Obligation, outstanding. Common equivalent shares from stock options and warrants are not included as the effect is anti-dilutive, except that in accordance with Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued by the Company at prices substantially below the anticipated initial public offering price during the period beginning one year prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

For periods subsequent to the Company's initial public offering in June 1996, the Company's net loss per share has been calculated based on the weighted average number of common and dilutive common equivalent shares outstanding. Common stock equivalents that are anti-dilutive are excluded from the calculation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an change in earnings per share for the quarters ended March 31, 1997 and March 31, 1996 since the effect of stock options is anti-dilutive in the 1997 period and the 1996 period includes the effect of stock options calculated pursuant to requirements of the Securities and Exchange Commission for "cheap stock", which are not changed as a result of the issuance of Statement No. 128. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

3.  INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                        MARCH 31, 1997     DECEMBER 31, 1996
                        --------------     -----------------
Raw materials            $1,299,000            $1,015,000
Work-in-process           1,204,000               510,000
Finished goods            1,396,000             1,374,000
                         ----------            ----------
                         $3,899,000            $2,899,000
                         ==========            ==========

4.  ACQUISITION OF INTRALUMINAL DEVICES, INC.

On October 16, 1996, the Company acquired all of the outstanding shares of Intraluminal Devices, Inc. (IDI) in a transaction accounted for as a purchase for approximately 93,000 shares of the Company's common stock valued at $1.4 million. The entire purchase price was assigned to products in the development stage and, together with acquisition costs of $0.7 million, were expensed as acquired in-process research and development in the fourth quarter of 1996. Pro forma combined results of the Company and IDI for the quarter ended March 31, 1996, on the basis that the acquisition had taken place at the beginning of 1996, would have reported a pro forma net loss of $463,000 and pro forma net loss per share of $(0.10).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertanties that could cause actual results to differ materially from those in the forward looking statements. Some of these factors are discussed below. For a further discussion of factors which might result in different outcomes, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in particular "Risk Factors" beginning on page 19 thereof.

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

RESULTS OF OPERATIONS

FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD IN 1996

Revenue for the first quarter of 1997 increased 48% to $3.0 million compared to $2.0 million for the first quarter of 1996. The increase resulted primarily from increased sales volume of the Company's existing and new Focus catheters (42%), and, to a lesser extent, the introduction of other new products (22%).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The gross profit percentage for the first quarter of 1997 decreased to 53% compared to 54% for the same period of 1996. In the first quarter of 1996, total revenues included approximately $0.3 million of contract revenues and license fee income that had no associated cost of sales. These revenues and fees represented 12% of total revenues for that quarter. In the first quarter of 1997, the Company had no contract revenues or licensing fee income.

Research, development and clinical expenses increased by 58% to $1.0 million in the quarter ended March 31, 1997 from $0.6 million in the quarter ended March 31, 1996. The primary reason for this increase was additional spending on development of the Company's line of coronary stent products and FOCUS technology angioplasty catheters.

Marketing and sales expenses rose 134% to $1.4 million, up $0.8 million in the quarter ended March 31, 1997, compared to $0.6 million in the same period of 1996. This increase reflects the investment the Company is making to build its sales and marketing infrastructure by adding additional personnel and developing additional distributor relationships.

General and administrative expenses increased by 52% to $0.4 million for the quarter ended March 31, 1997 from $0.3 million for the same quarter in 1996. The increase was due primarily to the addition of additional administrative staff and the added costs of operating as a public company.

Interest income rose to $0.6 million in the first quarter of 1997 compared with $0.0 million in the same period of 1996. The increase was due to the investment of funds received from the initial public offering in June 1996.

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

On March 31, 1997, the Company had cash, cash equivalents and marketable securities available for sale of $40.8 million. Net cash used in operating activites were $2.2 million for the first three months of 1997 as compared to $0.8 million for the same period of 1996. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and increased working capital, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through 1997. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

Trade accounts receivable, net, increased 21% to $2.7 million as of March 31, 1997, compared with $2.3 million at December 31, 1996. The increase stemmed from an increase in the sales level compared to the prior quarter. Specifically, sales for the first quarter of 1997 were $3.0 million, while sales for the fourth quarter of 1996 were $2.5 million.

Inventories rose 34% to $3.9 million as of March 31, 1997, compared with $2.9 million at December 31, 1996, to meet current sales demand. Accounts payable increased 21% to $0.9 million at March 31, 1997, compared with $0.8 million at the end of 1996, due to an increase in expenditures to support higher sales.

Property and equipment, net, increased 11% from $1.2 million at December 31, 1996 to $1.3 million at March 31, 1997. The Company increased its investment in capital assets during the first three months of 1997 to support rising production and research and development efforts.

                                    PART II.

                                OTHER INFORMATION


Items 1 through 5.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         Exhibit 11   Statement Regarding the Computation of Net
                      Loss Per Share

         Exhibit 27   Financial Data Schedule

(b)      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                          CARDIOVASCULAR DYNAMICS, INC.

Date:    May 13, 1997                     /s/ Michael R. Henson
                                          --------------------------
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

Date:    May 13, 1997                     /s/ Dana P. Nickell
                                          ---------------------------
                                          Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX

11       Statement Regarding the Computation of Net Loss Per Share

27       Financial Data Schedule

-------------------------