Form 10-K/A
period 1996-12-31
CARDIOVASCULAR DYNAMICS INC
filed 1997-06-13
CIK 1013606

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     None                                          None

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE.
                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 7, 1997, was approximately $52,715,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 7, 1997, approximately 9,080,902 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 16, 1997 are incorporated by reference into Part III.
================================================================================

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

     The following table lists CVD's currently marketed products:

                                                                                       FIRST
                                                                                     COMMERCIAL
         PRODUCTS              INTENDED APPLICATIONS      U.S. REGULATORY STATUS        SALE
--------------------------    -----------------------    ------------------------    ----------
Focus Catheters
ARC
  Over-the-wire design        PTCA (i.e., balloon        PMA Supplement Approved       Q3 1996
                              angioplasty in coronary
                              arteries)
CAT/CAT 15
  Rail design                 PTCA or Stent              N/A(1)                        Q1 1995
                              Delivery(2)
FACT/FACT 15
  Over-the-wire design        PTCA or Stent              Approved                      Q1 1996
                              Delivery(2)
Lynx F/X
  Rail Design                 PTCA or Stent              N/A(1)                        Q1 1997
                              Deliver(2)
Focus
  Over-the-wire design        PTA (i.e., balloon         510(k) Clearance              Q3 1995
                              angioplasty in
                              peripheral
                              arteries)
M(3) Catheters
Bullett Hi-Flo
  Over-the-wire design        Total Occlusion            510(k) Clearance              Q2 1996
                              Drug Delivery
                              (coronary)
Bullett F/X
  Rail design                 Total Occlusion            510(k) Clearance              Q2 1996
                              Drug Delivery
                              (coronary)
Periflow Small Vessel
  Over-the-wire design        PTA/Drug Delivery          510(k) Clearance              Q1 1996
DART Stent                    Coronary Stenting          N/A(1)                        Q1 1997
Enforcer Stent                Coronary Stenting          N/A(1)                        Q1 1997

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

     M(3) Catheters. The Company's M(3) catheters offer cardiologists the ability to deliver drugs or contrast media to the treatment site accurately and enable the perfusion of blood during angioplasty procedures. These capabilities may be combined on an interventional catheter to provide cardiologists the functionality of multiple catheters, in a single, cost-effective device. The accurate delivery of drugs to the treatment site may enhance the effectiveness of these pharmacological agents and may reduce the quantity of drug required to achieve an acceptable outcome. Drugs are utilized by cardiologists to reduce the occurrence of restenosis and acute reclosure, and to dissolve blood clots. Typically, therapeutic drug delivery is accomplished by means of an intravenous injection, a method that requires larger amounts of drug than is clinically required because the drug is diffused throughout the body. The Company's M(3) technology enables cardiologists to deliver drugs directly to the treatment site through a catheter's lumen, or interior channel. While CVD's M(3) site-specific drug delivery catheters are currently marketed internationally, they can only be used in the United States to administer drugs specifically approved by the FDA for administration by such catheters. The multiple lumens of the catheter may also be used to deliver contrast media for angiographic viewing when advancing the catheter along a totally occluded vessel. Traditional catheters must be removed to inject contrast media into a total occlusion. Finally, the M(3) technology can be utilized to provide perfusion of blood during an interventional procedure. This perfusion capability allows the balloon to be inflated for longer durations and reduces the number of inflations and deflations required in certain procedures, and may increase the clinical effectiveness of the treatment.

  Vascular Access Products

     The Company's vascular access products utilize patented technology to provide rapid, accurate access to the body's vascular system for guidewire and catheter entry. The principal current product, called the SmartNeedle, was acquired from Advanced CardioVascular Systems, Inc. ("ACS") and is based on Doppler ultrasound technology. A miniaturized ultrasound chip is placed at the tip of a disposable ultrasonic probe which is then placed inside a conventional vascular access needle. The probe is then connected to a separate reusable monitor. Once placed in the body as a part of the access needle, the Doppler chip emits an audible signal which enables the physician to more accurately determine whether or not the needle resides in the proper location within the intended arterial or venous lumen. Once positioned properly, the probe is removed, leaving the conventional access needle in place within the artery or vein. Since introduction, the SmartNeedle's primary use has been in interventional cardiology and radiology procedures.

NEW PRODUCT DEVELOPMENT

     The Company focuses its research and development efforts on utilizing the Company's proprietary processes and patented technologies to develop cost-effective products that address existing and emerging clinical demands. The Company's strategy is to refine its existing technologies and to enhance the performance of its existing product offerings, including efforts to make its Focus and M(3) products lower profile, more flexible and trackable, and operable at a broader range of inflation pressures. In addition, the Company is developing additional products utilizing combinations of its technologies that may provide cardiologists greater therapeutic applicability in a single device. The Company is also in the process of developing unique catheter designs intended to provide enhanced delivery of therapeutic radial force and pharmacological agents. The Company will be required to seek FDA approval for any new product and it is expected that some of these products will be subject to the PMA process. The Company's current new product development efforts are summarized in the table below.

                                                                              U.S. REGULATORY
             PRODUCTS                       INTENDED APPLICATIONS                 STATUS
-----------------------------------  ------------------------------------  ---------------------
Focus Catheters
  Lynx
     Over-the-wire design..........  PTCA or Stent Delivery                PMA Supplement Filed
  Facilitated Force................  Controlled Plaque Incision and PTCA   Development Stage
Vascular Stent
  IDI Stent........................  Peripheral Vascular Stent             Development Stage
M(3) Catheters
  Transport(1).....................  PTCA/Drug Delivery                    Development Stage
  Periflow Large-Vessel............  PTA/Drug Delivery                     510(k) Clearance
  MicroMembrane Radiation..........  Delivery of Radioactive Materials     Development Stage
                                     for Restenosis Prevention
MAC I(2)...........................  Perfusion/PTCA                        Development Stage
MAC II.............................  Perfusion/Drug Delivery               Development Stage
MAC III............................  Perfusion/PTCA/Drug Delivery          Development Stage
PD Access..........................  Vascular Access                       510(k) Filed

---------------

(1) Licensed to SCIMED. See "-- Strategic Relationships."

(2) Licensed to ACS. See "-- Strategic Relationships."

     The M(3) technology is being utilized in various experimental clinical programs to administer the site-specific delivery of therapeutic agents following angioplasty or stent delivery for the purpose of reducing or eliminating restenosis. The Company is also using M(3) technology in its MicroMembrane Radiation Therapy development program for restenosis prevention. This program is evaluating CVD's M(3) technology to more accurately deliver radioactive substances specifically to the treatment site.

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

     The Company's M(3) technology creates a membrane by applying mechanical and radiation treatment to standard polymeric balloon material during the extrusion process. Microporous holes are then drilled in the resulting material by proprietary mechanical or laser drilling processes. CVD's M(3) technology enables blood to flow through a coil lumen or inner shaft of the catheter, allowing perfusion to the distal vessels (those beyond the treatment site) during angioplasty or drug delivery. Prior to inflation, the balloon acts as a shaft for the distal portion of the catheter. Once the balloon is inflated, the cardiologist advances a coil into and through the inner lumen of the inflated balloon. The coil supports the balloon during balloon angioplasty or drug delivery and facilitates the perfusion of the distal vessels. The M(3) technology enables the Company to combine balloon angioplasty and perfusion capabilities on a single catheter in a profile comparable to standard balloon angioplasty catheters without perfusion capability. The Company believes that the M(3) technology also enables it to combine PTCA and perfusion capabilities on a single catheter with a lower profile than any currently marketed catheter with similar capabilities.

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

     The Company's success will depend in part upon its ability to manufacture its products in compliance with ISO 9001, the FDA's GMP regulations, CDHS licensing and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company began manufacturing certain of its products at its facilities in July 1995. The Company also introduced a significant number of new products in 1996. Accordingly, the Company has very limited experience in manufacturing its products. In addition, on July 15, 1996, the Company entered into co-distribution agreements with Medtronic which granted Medtronic certain non-exclusive rights to distribute the Company's FACT, CAT and ARC catheters. Under the terms of these agreements, if the Company is unable to meet its delivery obligations with respect to the purchased catheters, up to 60% of the Company's manufacturing capacity will be devoted to manufacturing such catheters for Medtronic. The Company has undergone and expects to continue to undergo regular GMP inspections in connection with the manufacture of its products at the Company's facilities. The Company's success will depend, among other things, upon its ability to efficiently manage the simultaneous manufacture of different products and to integrate the manufacture of new products with existing products. There can be no assurance that the Company will not encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to successfully commence the manufacturing of these new products, or to increase production volumes of new and existing products in a timely manner, would materially adversely affect the Company's business, financial condition and results of operations. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with ISO 9001, GMP regulations, CDHS or other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Limited Manufacturing Experience."

MARKETING AND SALES

     The Company's products are sold in the United States and international markets, principally Europe and Japan. However, certain of the Company's products are not available in each market due to regulatory and intellectual property restrictions. The Company currently sells its products through a combination of strategic partners, medical device distributors and eighteen direct sales personnel. The Company is a party to three agreements for the U.S. distribution of products incorporating its Focus and M(3) technologies. CVD also has distribution agreements with 25 companies covering 41 countries outside the United States and Japan. CVD currently distributes certain products in Japan through an exclusive distribution agreement with Fukuda. Sales of the Company's products through Fukuda accounted for 18% and 15% of the Company's total product sales in 1995 and 1996, respectively. The Company recently informed Fukuda of its decision to terminate the existing Fukuda agreement and does not expect that any obligations will arise as a result of such termination. The Company expects that Fukuda will continue to distribute its products at least through 1997. The Company is currently negotiating with several distributors, including Fukuda, regarding a new distribution agreement for the Japanese market. In addition, sales to Johnson & Johnson International Systems, Inc. accounted for 12% of total product sales in 1995 and sales to Medtronic accounted for 22% of total product sales in 1996. The Company intends to expand its sales and marketing capability and to distribute selected new products through strategic partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Limited Marketing and Sales Resources; Dependence Upon Strategic Relationships."

     In 1994, 1995 and 1996, total export sales were $970,000, $2,054,000 and
$3,514,000, respectively, or approximately 83%, 59% and 42% respectively, of total product sales. In 1994, 1995 and 1996 sales to Europe accounted for $255,000, $1,179,000 and $1,614,000, respectively; sales to Japan represented $715,000, $744,000 and $1,240,000, respectively; and sales to Latin America represented $0, $131,000 and $243,000, respectively. The Company expects to continue to derive significant revenue from international sales and therefore a significant portion of the Company's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, inadequate protection of intellectual property, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operations. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company. See Note 1 of Notes to Consolidated Financial Statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence Upon International Sales."

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

     Fukuda Denshi Co., Ltd. The Company entered into a Distribution Agreement, dated May 28, 1993, with Fukuda Denshi Co., Ltd. (the "Fukuda Agreement"), whereby Fukuda served as CVD's exclusive distributor for certain of the Company's products in Japan. In exchange for this exclusive distributorship,

Fukuda paid a fee to CVD in addition to payments owing upon the purchase of the products. Fukuda also agreed to undertake all necessary clinical trials to obtain approval from Japanese regulatory authorities for the sale of the products in Japan. Fukuda's purchases under the Fukuda Agreement are subject to certain minimum requirements. The initial term of the Fukuda Agreement expires on May 31, 1998, subject to a five-year extension. The Fukuda Agreement may also be terminated in the event of breach upon 90 days notice by the non-breaching party. In July 1995 and May 1996, the distribution agreement with Fukuda was amended to grant Fukuda exclusive distribution rights to additional CVD products. Under these amendments, the Company received $750,000 which converted into the right to receive 62,500 shares of Common Stock upon the consummation of the Company's initial public offering on June 19, 1996. Fukuda received these shares on November 29, 1996. The Company recently informed Fukuda of its decision to terminate the existing Fukuda Agreement and does not expect that any obligations will arise as a result of such termination. The Company expects that Fukuda will continue to distribute its products at least through 1997. The Company is currently negotiating with several distributors, including Fukuda, regarding a new distribution agreement for the Japanese market.

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

     The interventional cardiovascular market in general and the balloon angioplasty catheter market (including the type of catheters offered by CVD) in particular have been characterized by substantial litigation regarding patent and other intellectual property rights. There can be no assurance that the Company's products do not infringe such patents or rights. During 1996, the Company received a notice of potential trademark infringement regarding the Company's use of the term "focal" in connection with the Company's balloon angioplasty catheter. CVD entered into an agreement which prohibits the Company from using this term. The Company has since ceased any use thereof. In the event that any such third-parties assert claims against the Company for patent infringement and such patents are upheld as valid and enforceable, the Company could be prevented from utilizing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. In addition, foreign intellectual property laws may not provide protection commensurate with that provided by U.S. intellectual property laws, and there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The Company also relies on trade secrets and proprietary technology and enters into confidentiality and non-disclosure agreements with its employees, consultants and advisors. There can be no assurance that the confidentiality of such trade secrets or proprietary information will be maintained by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Litigation may be necessary to defend against claims of infringement or invalidity, to enforce patents issued to the Company or to protect trade secrets. There can be no assurance that any such litigation would be successful. Any litigation could result in substantial costs to, and diversion of resources by, the Company and its officers, which would have a material adverse effect on its business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Reliance on Patents and Proprietary Technology; Risk of Patent Infringement."

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

THIRD-PARTY REIMBURSEMENT

     In the United States, the Company's products are purchased primarily by medical institutions, which then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the health care services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. HCFA. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Reimbursement of interventional procedures utilizing the Company's products is currently covered under a DRG. There can be no assurance that reimbursement for such procedures will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Limitations on Third-Party Reimbursement."

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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and key employees of the Company, and their ages as of February 14, 1997, are as follows:

            NAME               AGE                           POSITION
-----------------------------  ---   ---------------------------------------------------------
Michael R. Henson............  51    President, Chief Executive Officer and Chairman of the
                                     Board of Directors
Dana P. Nickell..............  47    Vice President, Finance and Administration, Chief
                                     Financial Officer and Secretary
Harold A. Heitzmann..........  49    Vice President, Research, Development and Engineering
Jeffrey F. O'Donnell.........  37    Vice President, Sales and Marketing
Jeffrey H. Thiel.............  41    Vice President, Operations
Bart R. Navarro..............  51    Director of Research and Development
Claire K. Walker.............  50    Director of Clinical Affairs
George F. Kick...............  51    Business Manager, Peripheral Products
Blair W. Breyne..............  38    Director of International Market Development
Robert J. Imdieke............  43    Manager, Quality Assurance

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

                                                                            HIGH         LOW
                                                                            -----       -----
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

ITEM 6. SELECTED FINANCIAL DATA

                                          PERIOD FROM
                                        MARCH 16, 1992                  YEAR ENDED DECEMBER 31,
                                    (DATE OF INCEPTION) TO    -------------------------------------------
                                     DECEMBER 31, 1992(1)     1993(1)      1994        1995        1996
                                    -----------------------   -------     -------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of
  Operations Data:
Revenue:
  Sales...........................           $  --            $   126     $ 1,169     $ 3,462     $ 8,384
  License fee and other from
     related party................              --                 --       1,000          --         150
  Contract........................              --                 --         220         641         200
                                              ----            -------     -------     -------     -------
          Total revenue...........              --                126       2,389       4,103       8,734
Costs and expenses:
  Cost of sales...................              --                 79         848       2,051       4,111
  Charge for acquired in-process
     research and
     development(2)...............              --              2,001          --         488       2,133
  Research and development........             294                734       1,228       1,683       3,582
  Marketing and sales.............              --                 94         748       1,526       3,358
  General and administrative......              29                 96         587       1,331       1,548
                                              ----            -------     -------     -------     -------
          Total operating costs
            and expenses..........             323              3,004       3,411       7,079      14,732
                                              ----            -------     -------     -------     -------
Loss from operations..............            (323)            (2,878)     (1,022)     (2,976)     (5,998)
Other income......................              10                 29          51         102       1,374
                                              ----            -------     -------     -------     -------
Net loss..........................           $(313)           $(2,849)    $  (971)    $(2,874)    $(4,624)
                                              ====            =======     =======     =======     =======
Net loss per share (pro forma
  through June 1996)(3)...........                                        $ (0.25)    $ (0.65)    $ (0.65)
                                                                          =======     =======     =======
Shares used in computing net loss
  per share (pro forma through
  June 1996)(3)...................                                          3,876       4,441       7,141
                                                                          =======     =======     =======

                                                                 DECEMBER 31,
                                            ------------------------------------------------------
                                            1992       1993        1994        1995         1996
                                            -----     -------     -------     -------     --------
                                                                (IN THOUSANDS)
Consolidated Balance Sheets Data:
Cash and cash equivalents.................  $ 650     $   547     $ 3,379     $ 1,568     $ 17,192
Marketable securities available for
  sale....................................     --          --          --          --       25,733
Working capital (deficit).................    583         (75)      1,366        (774)      46,142
Total assets..............................    678         690       4,340       4,002       50,084
Convertible obligation....................     --          --          --         750           --
Accumulated (deficit).....................   (313)     (2,580)     (3,551)     (6,425)     (11,049)
Total stockholders' equity (net capital
  deficiency).............................  $ 607     $  (241)    $ 1,288     $(1,098)    $ 47,623

---------------

(1) The period from March 16, 1992 (inception) to December 31, 1992 and the period from January 1, 1993 to June 9, 1993 reflect the operations of the predecessor to the Company. See Note 1 to Consolidated Financial Statements.

(2) The charge for acquired in-process research and development reflects a change in the basis of the Company's assets and liabilities as a result of the acquisition by EndoSonics which has been allocated to the Company for the years ended December 31, 1993 and 1995 and the excess of the purchase price for Intraluminal Devices, Inc. and the associated acquisition expenses over the fair market value of the assets acquired for the year ended December 31, 1996. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(3) See Note 1 of Notes to Consolidated Financial Statements for information regarding the calculation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page 20.

OVERVIEW

     CVD designs, develops, manufactures and markets catheters used to treat certain vascular diseases. The Company's patented catheters utilize its Focus and M(3) technologies to deliver therapeutic radial pressure, stents, drugs or contrast media and improved blood flow during angioplasty and stent placement procedures. To date, the majority of the Company's revenue has been derived from sales of its angioplasty and angioplasty-related catheters.

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

     The Company currently sells its products through a combination of medical device distributors and a limited number of direct sales personnel. The Company is a party to three agreements for the U.S. distribution of products incorporating its Focus and M(3) technologies. CVD currently distributes certain products in Japan through an exclusive distribution agreement with Fukuda. The Company recently informed Fukuda of its decision to terminate the existing Fukuda agreement. The Company expects that Fukuda will continue to distribute its products at least through 1997. The Company is currently negotiating with several distributors, including Fukuda, regarding a new distribution agreement for the Japanese market. CVD also has distribution agreements with 25 companies covering 41 countries outside the United States and Japan. See "Item 1. Business--Strategic Relationships."

     On July 15, 1996, CVD and Medtronic, Inc. entered into agreements providing for the co-distribution by Medtronic of the Company's balloon angioplasty catheters. These catheters employ the Company's patented Focus Technology. Under the agreements, Medtronic will purchase a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. If the Company is unable to meet its delivery obligations with respect to the purchased catheters, up to 60% of the Company's manufacturing capacity will be devoted to manufacturing such catheters for Medtronic. Specific products to be distributed by Medtronic will differ in individual country markets. The Company will continue to sell Focus Technology products through its own direct and indirect sales force network. These products are currently sold under the names, FACT, CAT and ARC. See "Item 1.
Business -- Strategic Relationships."

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1996

     Sales Revenue. Sales revenue increased to $8.4 million in 1996 from $3.5 million in 1995, representing an increase of 140%. The increase resulted primarily from increased sales volume of the Company's existing and new Focus catheters (112%), and, to a lesser extent, the introduction of other new products (13%). Sales of products through Medtronic under the Company's co-exclusive distribution agreement and sales of products in Japan through the Company's exclusive distribution relationship with Fukuda accounted for 22% and 15%, respectively, of total product sales in 1996.

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

     Charge for Acquired In-process Research and Development. The Company incurred a charge of $2.1 million in 1996 in connection with the acquisition of Intraluminal Devices, Inc. ("IDI"). The excess of the purchase price of IDI over the fair market value of the net assets acquired was recorded as acquired in-process research and development. The acquired in-process research and development was immediately written off as IDI was in the development stage and had not yet received regulatory approval for any of its products at the time of the acquisition.

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

     Research and Development. Research and development expenses increased to $1.7 million in 1995 compared to $1.2 million in 1994, representing an increase of 37%. This increase was due primarily to increased expenditures related to development of the Company's Focus and M(3) technology products. These expenses also increased due to clinical trials and studies related to the Focus technology products. The Company believes that it must maintain a substantial commitment to research and development to remain competitive and expects expenditures related to research and development to increase.

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

     On December 31, 1996, CVD had cash, cash equivalents and marketable securities available for sale of $42.9 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and to utilize increased levels of working capital to finance its accounts receivable and inventories, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations at least through

June 30, 1998. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

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

     Dependence Upon New Products; Rapid Technological Change; Risk of Obsolescence. The medical device industry generally, and the interventional catheter market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. As a result, the useful lives of both the technology and products for the treatment of cardiovascular and peripheral vascular diseases are limited, in some instances to as little as twelve months. The Company's future success will depend upon its ability to develop, manufacture and introduce new products that address the needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that achieve market acceptance or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. In addition, there can be no assurance that the Company's existing products will not be rendered obsolete as a result of technological developments or that the products that the Company has under development will not be rendered obsolete prior to the introduction of such products. See "Item 1.
Business -- Products."

     Limited Sales to Date; Uncertainty of Market Acceptance. The Company's catheters are used in conjunction with angioplasty and other intravascular procedures such as vascular stenting and drug delivery. Although the Company has received regulatory clearance for a total of fifty-two products, only twenty-nine of such products have been marketed. Of those products which have been marketed, many have been marketed only in limited quantities or in certain markets, or are allowed to be marketed only in certain countries. In addition, while interventional catheters are widely used technologies, the Company's catheter designs are relatively new. The commercial success of the Company's products will depend upon their acceptance by the medical community as useful, cost-effective components of interventional cardiovascular and peripheral vascular procedures, including the acceptance by the medical community of stents and the availability and acceptance of therapeutic drugs for use in interventional procedures. The Company currently relies upon relationships with certain prominent doctors and researchers in the medical community to promote the uses and acceptance of its approved products. There can be no assurance that the Company will be able to maintain such relationships or establish additional relationships in the future. The erosion or loss of any such relationship could detrimentally affect the market acceptance of the Company's products. Failure of the Company's products to achieve such market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Products."

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

     Reliance on Patents and Proprietary Technology; Risk of Patent Infringement. While the Company owns certain issued and allowed U.S. patents and has additional U.S. and foreign patent applications pending, there can be no assurance that the Company's patent applications will issue as patents or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The interventional cardiovascular and peripheral vascular markets in general and the market for balloon angioplasty catheters (including the type of catheters offered by CVD) in particular has been characterized by substantial litigation regarding patent and other intellectual property rights. There can be no assurance that the Company's products do not infringe such patents or rights. During 1996, the Company received a notice of potential trademark infringement regarding the Company's use of the term "focal" in connection with the Company's balloon angioplasty technology and entered into an agreement which prohibits the Company from using this term. The Company has since ceased any use thereof. In the event that any parties assert claims against the Company for patent infringement and such patents are upheld as valid and enforceable, the Company could be prevented from utilizing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. In addition, foreign intellectual property laws may not provide protection commensurate with that provided by U.S. intellectual property laws, and there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The Company also relies on trade secrets and proprietary technology and enters into confidentiality and non-disclosure agreements with its employees, consultants and advisors. There can be no assurance that the confidentiality of such trade secrets or proprietary information will be maintained by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Litigation may be necessary to defend against claims of infringement or invalidity, to enforce patents issued to the Company or to protect trade secrets, and there can be no assurance that any such litigation would be successful. Any litigation could result in substantial costs to, and diversion of resources by, the Company and its officers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1.
Business -- Patents and Proprietary Information."

     Significant Competition. Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's catheters and other products under development compete or will compete with products marketed by a number of manufacturers, including Advanced Cardiovascular Systems, Inc., a subsidiary of Guidant Corporation ("ACS"), SCIMED Life Systems, Inc., a subsidiary of Boston Scientific Corporation ("SCIMED"), Johnson & Johnson Interventional Systems ("JJIS") and Cordis Corporation, subsidiaries of Johnson & Johnson, Medtronic, Inc., C.R. Bard, Inc. and Schneider USA, a subsidiary of Pfizer, Inc. Such companies have significantly greater financial, management and other resources, established market positions, and significantly larger sales and marketing organizations than does the Company. The Company also faces competition from manufacturers of other catheter-based devices, vascular stents and pharmaceutical products intended to treat vascular disease. In addition, the Company believes that many of the customers and potential customers of the Company's products prefer to purchase catheter products from a single source. Accordingly, many of the Company's competitors, because of their size and range of product offerings, have a competitive advantage over the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more clinically effective or cost effective than any that are being marketed or developed by the Company, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products prior to the Company. See "Item
1. Business -- Competition."

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

     The Company purchases many standard and custom built components from independent suppliers and subcontracts certain manufacturing processes from independent vendors. Most of these components and processes are available from more than one vendor. However, certain manufacturing processes are currently performed by single vendors. An interruption of performance by any of these vendors could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have an adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Manufacturing" and "Item 1. Business -- Government Regulation."

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

     The Company is also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Products" and "Item 1.
Business -- Government Regulation."

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

     Limited Marketing and Sales Resources; Dependence Upon Strategic Relationships. CVD intends to rely primarily on certain strategic relationships, medical device distributors and its direct sales organization to distribute its products. The Company's ability to distribute its products successfully depends in part on the marketing capabilities of its strategic partners. In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a relationship with one or more of the major suppliers. The Company is currently marketing certain of its products through licensing agreements with SCIMED and ACS and through co-distribution agreements with Medtronic. In addition, Fukuda Denshi Company, Ltd. ("Fukuda") is currently the Company's exclusive distributor in Japan for certain of the Company's products. Fukuda is also responsible for obtaining regulatory approval for the Company's products in Japan. The Company recently informed Fukuda of its decision to terminate the existing Fukuda agreement and does not expect that any obligations will arise as a result of such termination. The Company expects that Fukuda will continue to distribute its products at least through 1997. The Company is currently negotiating with several distributors, including Fukuda, regarding a new distribution agreement for the Japanese market. The Company's revenue from its distributor relationships is dependent upon the efforts made by such parties and there can be no assurance that such efforts will be successful. There can be no assurance that the Company will be able to maintain or expand its relationships with its strategic partners or to replace its strategic partners in the event any such relationship were terminated. In the event of such a termination, the Company's ability to distribute its products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company also has product development relationships with SCIMED and ACS. SCIMED currently funds certain research and development efforts undertaken by CVD in the area of combined drug delivery and coronary angioplasty. ACS conducts development work on the Company's perfusion technology. If CVD is unable to maintain its relationships with these or future strategic partners its product development efforts could be materially adversely affected, which would materially adversely affect the Company's business, financial condition and results of operations. See "Item 1. Business -- Marketing and Sales" and "Item
1. Business -- Strategic Relationships."

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

     Limitations on Third-Party Reimbursement. In the United States, the Company's products are purchased primarily by medical institutions, which then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the health care services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. Health Care Financing Administration ("HCFA"). The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Reimbursement of interventional procedures utilizing the Company's products is currently covered under a DRG. There can be no assurance that reimbursement for such procedures will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, reimbursement may be denied if the product use is not in accordance with approved FDA labeling. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Third-Party Reimbursement."

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

ITEM 8. FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   F-1
Financial Statements
  Consolidated Balance Sheets.........................................................   F-2
  Consolidated Statements of Operations...............................................   F-3
  Consolidated Statement of Stockholders' Equity (Net Capital Deficiency).............   F-4
  Consolidated Statements of Cash Flows...............................................   F-5
  Notes to Consolidated Financial Statements..........................................   F-6

     The financial statement schedule listed under Part IV, Item 14, is filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 16, 1997. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 16, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 16, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 16, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

        1. Financial Statements.
           Report of Ernst & Young LLP, Independent Auditors
           Consolidated Balance Sheets -- December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996
           Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996
           Notes to Consolidated Financial Statements

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

          10.8(3)     Waiver and Grant of Warrant dated June 30, 1995 by and between SCIMED,
                      CVD and Endosonics.
          10.9(3)*    License Agreement dated January 15, 1995 by and between CVD and Advanced
                      CardioVascular Systems, Inc. ("ACS").
          10.10(3)*   License Agreement dated March 4, 1996 by and between CVD and ACS.
          10.11(3)    Series B Stock Purchase Agreement dated March 29, 1996 by and between
                      CVD and EndoSonics.
          10.12(3)    License Agreement dated December 22, 1995 by and between CVD and
                      EndoSonics.
          10.13(1)    Form of Stockholder Agreement with EndoSonics.
          10.14(1)    Form of Tax Allocation Agreement with EndoSonics.
          10.15(3)    Industrial Lease dated February 23, 1995 by and between the Irvine
                      Company and CVD.
          10.16(1)    Waiver and Grant of Warrant dated May 2, 1996 by and between SCIMED, CVD and EndoSonics.
          10.17(2)    Amendment to Japanese Distribution Agreements dated May 13, 1996 by and between CVD and Fukuda.
          10.18(4)*   Supply Agreement dated July 15, 1996 by and between CVD and Medtronic,
                      Inc.
          10.19(4)*   OEM Agreement dated July 15, 1996 by and between CVD and Medtronic, Inc.
          10.20       License Agreement dated May 16, 1997 by and between CVD and EndoSonics.
          10.21       Registration Rights Agreement dated May 14, 1997 by and between CVD and
                      EndoSonics.
          11.1        Computation of Net Loss Per Share
          23.1        Consent of Ernst & Young LLP, Independent Auditors.
          24.1        Power of Attorney. (Reference is made to page 31 of this Report on Form
                      10-K/A.)
          27.1**      Financial Data Schedule.

---------------

  * Confidential treatment granted.

** Previously filed.

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

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARDIOVASCULAR DYNAMICS, INC.

Date: June 13, 1997
                                          By:      /s/ MICHAEL R. HENSON

                                            ------------------------------------
                                                     Michael R. Henson
                                             President, Chief Executive Officer
                                             (Principal Executive Officer) and
                                                           Chairman

                                          By:       /s/ DANA P. NICKELL

                                            ------------------------------------
                                                      Dana P. Nickell
                                                Vice President, Finance and
                                                       Administration,
                                                Chief Financial Officer and
                                                          Secretary
                                            (Principal Financial and Accounting
                                                           Officer)

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                      DATE
------------------------------------------  -----------------------------------  ---------------

            MICHAEL R. HENSON*              President, Chief Executive Officer     June 13, 1997
------------------------------------------     (Principal Executive Officer)
            Michael R. Henson                          and Chairman

           /s/ DANA P. NICKELL                  Vice President, Finance and        June 13, 1997
------------------------------------------    Administration, Chief Financial
             Dana P. Nickell                 Officer and Secretary (Principal
                                             Financial and Accounting Officer)

            WILLIAM G. DAVIS*                            Director                  June 13, 1997
------------------------------------------
             William G. Davis

              MITCHELL DANN*                             Director                  June 13, 1997
------------------------------------------
              Mitchell Dann

           GERARD VON HOFFMAN*                           Director                  June 13, 1997
------------------------------------------
            Gerard von Hoffman

            EDWARD M. LEONARD*               Director and Assistant Secretary      June 13, 1997
------------------------------------------
            Edward M. Leonard

         *By: /s/ DANA P. NICKELL
------------------------------------------
  (Dana P. Nickell -- Attorney-in-Fact)

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

                                          /s/ ERNST & YOUNG LLP

Orange County, California
January 30, 1997

                         CARDIOVASCULAR DYNAMICS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                           1995         1996
                                                                          -------     --------
Current Assets:
  Cash and cash equivalents.............................................  $ 1,568     $ 17,192
  Marketable securities available-for-sale..............................       --       25,733
  Accounts receivable, net of allowance for doubtful accounts of $180
     and $377, respectively.............................................    1,117        2,268
  Other accounts receivable.............................................       --          320
  Inventories...........................................................      754        2,899
  Other current assets..................................................       58          162
                                                                          -------     --------
          Total current assets..........................................    3,497       48,574
Property and Equipment:
  Furniture and equipment...............................................      357        1,161
  Leasehold improvements................................................      174          310
                                                                          -------     --------
                                                                              531        1,471
  Less accumulated depreciation and amortization........................     (107)        (289)
                                                                          -------     --------
     Net property and equipment.........................................      424        1,182
  Notes receivable from officers........................................       --          325
  Other assets..........................................................       81            3
                                                                          -------     --------
     Total assets.......................................................  $ 4,002     $ 50,084
                                                                          =======     ========
LIABILITIES AND STOCKHOLDERS' EQUITY (net capital deficiency)
Current liabilities:
  Accounts payable and accrued expenses.................................  $ 1,684     $  2,382
  Payable to Parent.....................................................    2,537           --
  Deferred distributorship fee revenue, current portion.................       50           50
                                                                          -------     --------
          Total current liabilities.....................................    4,271        2,432
Deferred distributorship fee revenue....................................       79           29
Convertible obligation..................................................      750           --
Commitments
Stockholders' equity (net capital deficiency):
  Convertible Preferred Stock, $.001 par value; aggregate liquidation preference of $13,160,000 as of December 31, 1995; 7,560,000 shares authorized, 2,000,000 and no shares issued and outstanding as of
     December 31, 1995 and 1996, respectively...........................        2           --
  Common Stock, $.001 par value; 30,000,000 shares authorized, no shares and 9,004,000 shares issued or outstanding at December 31, 1995 and
     1996, respectively.................................................       --            9
  Additional paid-in capital............................................    5,670       58,869
  Deferred compensation.................................................     (345)        (376)
  Accumulated deficit...................................................   (6,425)     (11,049)
  Unrealized gain on available-for-sale securities......................       --          170
                                                                          -------     --------
          Total stockholders' equity (net capital deficiency)...........   (1,098)      47,623
                                                                          -------     --------
          Total liabilities and stockholders' equity (net capital
           deficiency)..................................................  $ 4,002     $ 50,084
                                                                          =======     ========

                            See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Revenue:
  Sales (including $43 to a related party in 1994)............. $ 1,169     $ 3,462     $ 8,384
  License fee and other from related party.....................   1,000          --         150
  Contract.....................................................     220         641         200
                                                                -------     -------     -------
     Total revenue.............................................   2,389       4,103       8,734
Operating costs and expenses:
  Cost of sales................................................     848       2,051       4,111
  Charge for acquired in-process research and development......      --         488       2,133
  Research and development (including $73 in 1994 paid to
     EndoSonics)...............................................   1,228       1,683       3,582
  Marketing and sales..........................................     748       1,526       3,358
  General and administrative (including $227, $340 and $156 for the years ended December 31, 1994, 1995 and 1996,
     respectively, paid to EndoSonics).........................     587       1,331       1,548
                                                                -------     -------     -------
     Total operating costs and expenses........................   3,411       7,079      14,732
                                                                -------     -------     -------
  Loss from operations.........................................  (1,022)     (2,976)     (5,998)
Other income:
     Interest income...........................................      --          42       1,324
  Distributorship fees and other income........................      51          60          50
                                                                -------     -------     -------
     Total other income........................................      51         102       1,374
                                                                -------     -------     -------
  Net loss..................................................... $  (971)    $(2,874)    $(4,624)
                                                                =======     =======     =======
  Net loss per share (pro forma through June 1996)............. $ (0.25)    $ (0.65)    $ (0.65)
                                                                =======     =======     =======
  Shares used in computing net loss per share (pro forma
     through June 1996)........................................   3,876       4,441       7,141
                                                                =======     =======     =======

                            See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                        TOTAL
                                                                                                                    STOCKHOLDERS'
                        PREFERRED STOCK       COMMON STOCK      ADDITIONAL                             UNREALIZED      EQUITY
                      -------------------  -------------------   PAID-IN      DEFERRED    ACCUMULATED    GAIN ON    (NET CAPITAL
                        SHARES     AMOUNT    SHARES     AMOUNT   CAPITAL    COMPENSATION    DEFICIT    INVESTMENTS   DEFICIENCY)
                      -----------  ------  -----------  ------  ----------  ------------  -----------  -----------  -------------
Balance at December
 31, 1993............          --   $ --     3,240,000   $  3    $  2,336      $   --      $  (2,580)     $  --        $  (241)
Sale of Common Stock
  to corporate
  investor...........          --     --       760,000      1       2,499          --             --         --          2,500
Net loss.............          --     --            --     --          --          --           (971)        --           (971)
                       ----------   ----    ----------    ---     -------       -----       --------       ----        -------
Balance at December
  31, 1994...........          --     --     4,000,000      4       4,835          --         (3,551)        --          1,288
Additional effects of
  merger with
  EndoSonics
  Acquisition Corp...          --     --            --     --         488          --             --         --            488
Issuance of Preferred
  Stock in exchange
  for Common Stock...   2,000,000      2    (4,000,000)    (4)          2          --             --         --             --
Deferred compensation
  resulting from
  grant of options...          --     --            --     --         345        (345)            --         --             --
Net loss.............          --     --            --     --          --          --         (2,874)        --         (2,874)
                       ----------   ----    ----------    ---     -------       -----       --------       ----        -------
Balance at December
  31, 1995...........   2,000,000      2            --     --       5,670        (345)        (6,425)        --         (1,098)
Sale of Preferred
  Stock to
  EndoSonics.........     400,000     --            --     --       8,000          --             --         --          8,000
Conversion of
  Preferred Stock....  (2,400,000)    (2)    4,800,000      5          (3)         --             --         --             --
Exercise of Common
  Stock Options......          --     --       139,000     --         138          --             --         --            138
Initial Public
  Offering of Common
  Stock..............          --     --     3,910,000      4      42,764          --             --         --         42,768
Deferred compensation
  resulting from
  grant of options...          --     --            --     --         150        (150)            --         --             --
Amortization of
  deferred
  compensation.......          --     --            --     --          --         119             --         --            119
Acquisition of
  Intraluminal
  Devices, Inc.......          --     --        93,000     --       1,400          --             --         --          1,400
Conversion of
  $750,000 debt by
  Fukuda Denshi......          --     --        62,000     --         750          --             --         --            750
Net loss.............          --     --            --     --          --          --         (4,624)        --         (4,624)
Unrealized gain on
  investments........          --     --            --     --          --          --             --        170            170
                       ----------   ----    ----------    ---     -------       -----       --------       ----        -------
Balance at December
  31, 1996...........          --   $ --     9,004,000   $  9    $ 58,869      $ (376)     $ (11,049)     $ 170        $47,623
                       ==========   ====    ==========    ===     =======       =====       ========       ====        =======

                            See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1994      1995       1996
                                                                   -------   -------   --------
Operating activities
Net loss.........................................................  $  (971)  $(2,874)  $ (4,624)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................       18        74        182
     Amortization of deferred compensation.......................       --        --        119
     Bad debt expense............................................       --       249        221
     Charge for acquired in-process research and development.....       --       488      1,400
  Net changes in:
     Trade accounts receivable, net..............................     (662)     (639)    (1,372)
     Receivable from related parties.............................     (125)      125         --
     Inventories.................................................      (14)     (704)    (2,145)
     Other assets................................................       --      (135)      (671)
     Accounts payable and accrued expenses.......................      273     1,369        698
     Deferred distributor fee revenue............................      (50)      (54)       (50)
                                                                   -------   -------   --------
Net cash used in operating activities............................   (1,531)   (2,101)    (6,242)
Investing activities:
  Purchase of available-for-sale securities......................       --        --    (25,563)
  Capital expenditures for furniture, fixtures and equipment.....      (35)     (443)      (940)
                                                                   -------   -------   --------
Net cash used in investing activities............................      (35)     (443)   (26,503)
Financing activities:
  Proceeds from issuance of convertible obligation...............       --       750         --
  Proceeds from sale of Common Stock.............................    2,500        --     42,768
  Proceeds from exercise of stock options........................       --        --        138
  Proceeds from sale of Preferred Stock to Parent................       --        --      8,000
  Payable to Parent, net.........................................    1,898       (17)    (2,537)
                                                                   -------   -------   --------
Net cash provided by financing activities........................    4,398       733     48,369
                                                                   -------   -------   --------
Net increase (decrease) in cash..................................    2,832    (1,811)    15,624
Cash and cash equivalents, beginning of period...................      547     3,379      1,568
                                                                   -------   -------   --------
Cash and cash equivalents, end of period.........................  $ 3,379   $ 1,568   $ 17,192
                                                                   =======   =======   ========
Supplemental disclosure of non-cash financing activities:
  Common stock issued upon the acquisition of Intraluminal
     Devices, Inc., Note 2.......................................       --        --   $  1,400
  Conversion of Debentures to Common Stock, Note 5...............       --        --        750

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

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company sells its products primarily to medical institutions and medical device distributors worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided.

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

EXPORT SALES

     The Company had export sales by region as follows:

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                 ----------------------
                                                                 1994    1995     1996
                                                                 ----   ------   ------
        Europe.................................................  $255   $1,179   $1,614
        Japan..................................................   715      744    1,240
        Latin America..........................................    --      131      243
        Other..................................................    --       --      417
                                                                 ----   ------   ------
                                                                 $970   $2,054   $3,514
                                                                 ====   ======   ======

REVENUE RECOGNITION AND WARRANTY

     The Company recognizes revenue from the sale of its products when the goods are shipped to its customers. Reserves are provided for anticipated product returns and warranty expenses at the time of shipment. License fees are recognized on a contract with SCIMED Life Systems, Inc. ("SCIMED") when distribution rights to certain markets are made available to SCIMED for the sale of products based upon certain limited catheter technology. Contract revenues are recognized on contracts with SCIMED and Advanced CardioVascular Systems, Inc. ("ACS") for transferring certain limited catheter technology based upon the Company's completion of (1) technical assistance to aid SCIMED in manufacturing the related products, and (2) research and development to develop the related products for ACS and SCIMED (See Note 3).

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

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1995 and 1996 follows:

                                                                      1995      1996
                                                                     -------   -------
        Pro forma net loss.........................................  $(2,905)  $(5,170)
        Pro forma net loss per share...............................  $ (0.65)  $ (0.72)

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

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     The following table reflects unaudited pro forma combined results of operations of the Company and IDI on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of 1996 as IDI operations were not material to the Company's operations prior to 1996:

                                                                              1996
                                                                             -------
        Revenues...........................................................  $ 8,734
        Net loss...........................................................   (4,820)
        Net loss per common share..........................................    (0.67)
        Shares used in computation.........................................    7,214

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.

3. SCIMED LIFE SYSTEMS, INC.

     In September 1994, CVD and EndoSonics entered into a Stock Purchase and Technology License Agreement with SCIMED. SCIMED acquired a 19% interest in CVD in exchange for $2,500 in cash.

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

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     No interest expense has been charged on the net payable due to EndoSonics. The following is an analysis of the payable to EndoSonics:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                   1994       1995       1996
                                                                  ------     ------     -------
Beginning balance...............................................  $  656     $2,554     $ 2,537
Inventory purchases.............................................     843        172          --
Corporate cost allocations......................................     300        340         156
Cash disbursements made by EndoSonics on behalf of CVD..........   1,730        312          --
Cash collections made by EndoSonics on behalf of CVD............    (318)      (700)         --
Cash payments to EndoSonics.....................................    (549)        --      (2,693)
Cash disbursements made by CVD on behalf of EndoSonics and
  other.........................................................    (108)      (141)         --
                                                                  ------     ------     -------
Ending balance..................................................  $2,554     $2,537     $    --
                                                                  ======     ======     =======
Average balance during period...................................  $1,750     $2,551     $ 1,974
                                                                  ======     ======     =======

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

     In July 1995 and May 1996, the distribution agreement with Fukuda was amended. In exchange for the exclusive distribution rights to additional CVD products, the Company received $750 which converted into the right to receive 62,500 shares of Common Stock upon the consummation of the initial public offering. The Company has accounted for this as a convertible obligation payable as of December 31, 1995. In November, 1996, Fukuda exercised the conversion feature of said obligation. The Company recently informed Fukuda of its decision to terminate the existing distribution agreement and does not expect that any obligations will arise

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

as a result of such termination. The Company expects that Fukuda will continue to distribute its products at least through 1997. The Company is currently negotiating with several distributors, including Fukuda, regarding a new distribution agreement for the Japanese market.

 6. LICENSE AGREEMENTS

     In January 1995 the Company entered into a license agreement with ACS under which the Company acquired the exclusive worldwide rights to ACS' SmartNeedle technology. The Company assumed responsibility for manufacturing the product in 1996, subject to the payment of royalties. ACS was granted an option, which was exercised in February 1996, to obtain exclusive worldwide rights to certain CVD perfusion technology. In exchange for the perfusion technology, ACS is obligated to make milestone and minimum royalty payments to CVD, and also has certain obligations to develop and market the perfusion technology. An initial milestone of $150 was earned in the year ended December 31, 1996.

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

 7. MARKETABLE SECURITIES AVAILABLE-FOR-SALE

     The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The Company's investment portfolio is managed by a major financial institution. The following is a summary of investments in debt securities classified as current assets and available-for-sale at December 31, 1996:

                                                                     GROSS
                                                                   UNREALIZED
                                                                    HOLDING
                                                                    (LOSSES)
                                                        COST         GAINS         FAIR
                                                       -------     ----------     -------
        U.S. Treasury and other agencies debt
          securities.................................  $10,000        $(19)       $ 9,981
        Corporate debt securities....................  $15,563         189         15,752
                                                       -------        ----        -------
                                                       $25,563        $170        $25,733
                                                       =======        ====        =======

     All short-term investments at December 31, 1996 were due within one year.

 8. INVENTORIES

     Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consisted of the following:

                                                                       DECEMBER 31,
                                                                      ---------------
                                                                      1995      1996
                                                                      ----     ------
        Raw materials...............................................  $162     $1,015
        Work in process.............................................   330        510
        Finished goods..............................................   262      1,374
                                                                      ----     ------
                                                                      $754     $2,899
                                                                      ====     ======

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1995       1996
                                                                     ------     ------
        Accounts payable...........................................  $  962     $  750
        Accrued payroll and related expenses.......................     352      1,040
        Accrued warranty...........................................     113         29
        Other accrued expenses.....................................     257        563
                                                                     ------     ------
                                                                     $1,684     $2,382
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

     Future minimum payments by year under long-term, noncancellable operating leases were as follows as of December 31:

        1997..................................................................  $392
        1998..................................................................   354
        1999..................................................................   178
        2000..................................................................    57
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

STOCK OPTION PLAN

     In May 1996, the Company, adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which is the successor to the Company's 1995 Stock Option Plan. Under the terms of the 1996 Plan, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's Common Stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the fair value on the date of grant, as determined by the Board of Directors. The Company has authorized 1,200,000 shares of Common Stock for issuance under the 1996 Plan. The options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

year period. Shares underlying the exercise of unvested options are subject to various restrictions as to resale and right of repurchase by the Company which lapses over the vesting period.

                                                            OPTION PRICE        NUMBER
                                                             PER SHARE        OF SHARES
                                                          ----------------    ----------
        Balanced at January 1, 1994.....................                              --
        Granted.........................................            $ 1.00       464,000
        Exercised.......................................                              --
        Forfeited.......................................                              --
        Cancelled.......................................                              --
                                                           ---------------     ---------
        Balanced at December 31, 1994...................            $ 1.00       464,000
        Granted.........................................   $1.00 to $ 1.50       493,000
        Exercised.......................................                              --
        Forfeited.......................................                              --
        Cancelled.......................................                              --
                                                           ---------------     ---------
        Balanced at December 31, 1995...................   $1.00 to $ 1.50       957,000
        Granted.........................................   $2.50 to $13.25       319,000
        Exercised.......................................   $1.00 to $ 1.50      (138,600)
        Forfeited.......................................   $1.00 to $13.25       (18,875)
        Cancelled.......................................                              --
                                                           ---------------     ---------
        Balance at December 31, 1996....................   $1.00 to $13.25     1,118,525
                                                           ===============     =========

     The following table summarizes information regarding stock options outstanding at December 31, 1996:

                                      WEIGHTED-
                                       AVERAGE                                             WEIGHTED-
                       NUMBER         REMAINING         WEIGHTED-           NUMBER          AVERAGE
    RANGE OF        OUTSTANDING      CONTRACTUAL         AVERAGE          EXERCISABLE      EXERCISE
EXERCISE PRICES     AT 12/31/96          LIFE         EXERCISE PRICE      AT 12/31/96        PRICE
----------------    ------------     ------------     --------------     -------------     ---------
$1.00 - $ 1.50          812,525        8.4                $ 1.21            253,525          $1.16
 2.50 -  13.25          306,000        9.8                 12.11                  0             --
                      ---------
 1.00 -  13.25        1,118,525        8.8                  4.19            253,525           1.16
                      =========

     No options had been exercised and 125,000 options were exercisable at December 31, 1995. As of December 31, 1996, 253,525 options were exercisable.

     The weighted-average grant-date fair value of options granted during 1995 and 1996, for options where the exercise price on the date of grant was equal to the stock price on that date, was $0.40 and $5.12, respectively. The weighted-average grant-date fair value of options granted during 1995 and 1996, for options where the exercise price on the date of grant was less than the stock price on that date, was $1.44 and $3.16, respectively.

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

                         CARDIOVASCULAR DYNAMICS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

12. INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows at December 31:

                                                           1995                  1996
                                                     -----------------     -----------------
                                                     FEDERAL     STATE     FEDERAL     STATE
                                                     -------     -----     -------     -----
        Net operating loss carryforward............  $ 1,322     $  60     $ 1,792     $  44
        Accrued expenses...........................       20         3         456        78
        Research and development credits...........       97        25         256       144
        Bad debt reserve...........................       63        11         132        23
        Depreciation...............................       --        --          52         9
        Inventory write-downs......................       73        13          51         9
        Capitalized research and development.......       --       150          --       276
        Deferred revenue...........................       45         8          28         5
        Other......................................       --        --          47        57
                                                      ------      ----      ------      ----
        Gross deferred tax assets..................    1,620       270       2,814       645
        Valuation allowance........................   (1,620)     (270)     (2,814)     (645)
        Total deferred tax assets..................       --        --          --        --
                                                      ------      ----      ------      ----
        Net deferred tax assets....................  $    --     $  --     $    --     $  --
                                                      ======      ====      ======      ====

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

                         CARDIOVASCULAR DYNAMICS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                              COLUMN C
                                                       -----------------------
                                         COLUMN B             ADDITIONS                            COLUMN E
                                        ----------     -----------------------                    ----------
               COLUMN A                 BALANCE AT     CHARGES TO     CHARGED       COLUMN D      BALANCE AT
--------------------------------------  BEGINNING      COSTS AND      TO OTHER     ----------       END OF
             DESCRIPTION                OF PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS       PERIOD
--------------------------------------  ----------     ----------     --------     ----------     ----------
Year ended December 31, 1996
  Allowance for doubtful accounts.....     $180           $221           $--          $(24)          $377
  Accrued warranty expenses...........     $113           $ --           $--          $(84)          $ 29
Year ended December 31, 1995
  Allowance for doubtful accounts.....     $ 85           $ 95           $--          $ --           $180
  Accrued warranty expenses...........     $ 20           $ 93           $--          $ --           $113
Year ended December 31, 1994
  Allowance for doubtful accounts.....     $ --           $ 85           $--          $ --           $ 85
  Accrued warranty expenses...........     $ --           $ 20           $--          $ --           $ 20

                                 EXHIBIT INDEX



      EXHIBIT                                DESCRIPTION
     ---------   --------------------------------------------------------------------------------
      2.1(3)     Agreement and Plan of Reorganization dated as of June 9, 1993 among
                 EndoSonics Corporation ("EndoSonics"), EndoSonics Acquisition
                 Corporation and CardioVascular Dynamics, Inc. ("CVD")...............
      2.2(3)     First Amendment dated as of June 30, 1993 to the Agreement and Plan of Reorganization among EndoSonics, EndoSonics Acquisition
                 Corporation and CVD.................................................
      2.3(5)     Agreement and Plan of Reorganization by and among CardioVascular
                 Dynamics, Inc., IDI Acquisition Corporation and Intraluminal
                 Devices, Inc. ("IDI") dated as of October 2, 1996...................
      3.1(3)     Certificate of Incorporation........................................
      3.2(3)     Amended Bylaws......................................................
      4.1(1)     Specimen Certificate of Common Stock................................
     10.1(3)     Form of Indemnification Agreement to be entered into between the
                 Registrant and its directors and officers...........................
     10.2(3)     The Registrant's 1996 Stock Option Plan and forms of agreements thereunder..........................................................
     10.3(3)     The Registrant's Employee Stock Purchase Plan and forms of agreement thereunder..........................................................
     10.4(3)     Series A Supplemental Stock Purchase Agreement dated June 5, 1992, by and between the Company and CVD..................................
     10.5(3)     Stock Purchase Option Agreement dated June 5, 1992, by and between
                 EndoSonics and CVD..................................................
     10.6(3)*    Japanese Distribution Agreement dated May 28, 1993, as amended on
                 October 27, 1994 and July 17, 1995, (the "Japanese Distribution
                 Agreements") by and between CVD and Fukuda Denshi Co., Ltd.
                 ("Fukuda")..........................................................
     10.7(3)*    Stock Purchase and Technology License Agreement dated September 10,
                 1994, as amended on September 29, 1995, by and among EndoSonics, CVD and SCIMED Life Systems, Inc. ("SCIMED")............................
     10.8(3)     Waiver and Grant of Warrant dated June 30, 1995 by and between
                 SCIMED, CVD and Endosonics..........................................
     10.9(3)*    License Agreement dated January 15, 1995 by and between CVD and
                 Advanced CardioVascular Systems, Inc. ("ACS").......................
     10.10(3)*   License Agreement dated March 4, 1996 by and between CVD and ACS....
     10.11(3)    Series B Stock Purchase Agreement dated March 29, 1996 by and between CVD and EndoSonics..........................................
     10.12(3)    License Agreement dated December 22, 1995 by and between CVD and
                 EndoSonics..........................................................
     10.13(1)    Form of Stockholder Agreement with EndoSonics.......................
     10.14(1)    Form of Tax Allocation Agreement with EndoSonics....................
     10.15(3)    Industrial Lease dated February 23, 1995 by and between the Irvine
                 Company and CVD.....................................................
     10.16(1)    Waiver and Grant of Warrant dated May 2, 1996 by and between SCIMED,
                 CVD and Endosonics..................................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
      EXHIBIT                                DESCRIPTION                                 PAGE
     ---------   --------------------------------------------------------------------------------
     10.17(2)    Amendment to Japanese Distribution Agreements dated May 13, 1996 by and between CVD and Fukuda..........................................
     10.18(4)*   Supply Agreement dated July 15, 1996 by and between CVD and
                 Medtronic, Inc......................................................
     10.19(4)*   OEM Agreement dated July 15, 1996 by and between CVD and Medtronic,
                 Inc.................................................................
     10.20       License Agreement dated May 16, 1997 by and between CVD and
                 EndoSonics..........................................................
     10.21       Registration Rights Agreement dated May 14, 1997 by and between CVD and EndoSonics......................................................
     11.1        Computation of Net Loss Per Share...................................
     23.1        Consent of Ernst & Young LLP, Independent Auditors..................
     24.1        Power of Attorney (Reference is made to page 31 of this Annual
                 Report on Form 10-K)................................................
     27.1**      Financial Data Schedule.............................................

---------------

  * Confidential treatment granted.

  **Previously filed.

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

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1997.