Form 10-Q
period 1997-06-30
CARDIOVASCULAR DYNAMICS INC
filed 1997-08-12
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from          to
                                        --------    --------

                         Commission file number 0-28440


                          CARDIOVASCULAR DYNAMICS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                             68-0328265
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


            13700 Alton Parkway, Suite 160, Irvine, California 92618
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

On July 31, 1997, the Registrant had outstanding approximately 9,115,000 shares of Common Stock of $.001 par value, which is the Registrant's only class of Common Stock.

                          CARDIOVASCULAR DYNAMICS, INC.

                                    FORM 10-Q

                                  JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets at June 30, 1997 and
           December 31, 1996                                                         3

           Condensed consolidated statements of operations for the three
           and six months ended June 30, 1997 and 1996                               4

           Condensed consolidated statements of cash flows for the six
           months ended June 30, 1997 and 1996                                       5

           Notes to condensed consolidated financial statements                      6

Item 2.    Management's discussion and analysis of financial condition
           and results of operations                                                 9

Part II.   Other Information

Items 1 through 6.                                                                  15

Signatures                                                                          17

Exhibit Index                                                                       18

                          CARDIOVASCULAR DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             JUNE 30,          DECEMBER 31,
                                                               1997                1996
                                                             --------          ------------
ASSETS

Current assets:
  Cash and equivalents                                       $11,017              $17,192
  Marketable securities available-for-sale                    27,753               25,733
  Trade accounts receivable, net                               4,304                2,268
  Other receivables                                              256                  320
  Inventories                                                  4,169                2,899
  Other current assets                                            81                  162
                                                             -------              -------
      Total current assets                                    47,580               48,574
Property and equipment, net                                    1,348                1,182
Notes receivable from officers                                   428                  325
Other assets                                                      28                    3
                                                             -------              -------
Total Assets                                                 $49,384              $50,084
                                                             =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $ 1,493              $   750
  Accrued payroll and related expenses                           906                1,040
  Other accrued expenses                                         241                  592
  Deferred distributorship fee-current portion                    50                   50
                                                             -------              -------
      Total current liabilities                                2,690                2,432
Deferred distributorship fee revenue                               4                   29

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                     --                   --
Common stock, $.001 par value; 30,000,000 authorized,
  9,110,000 shares and 9,004,000 shares outstanding as of
  June 30, 1997 and December 31, 1996, respectively                9                    9
Additional paid-in capital                                    59,105               58,869
Deferred compensation                                           (314)                (376)
Accumulated deficit                                          (12,236)             (11,049)
Unrealized gains on available-for-sale securities                126                  170
                                                             -------              -------
      Total stockholders' equity                              46,690               47,623
                                                             -------              -------
Total Liabilities and Stockholders' Equity                   $49,384              $50,084
                                                             =======              =======

See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE 30,
                                             --------------------      --------------------
                                               1997         1996         1997        1996
                                             -------      -------      -------      -------
Revenue:
  Sales                                      $ 3,355      $ 1,801      $ 6,374      $ 3,584
  License fee and other from related
     party                                        --           --           --          100
  Contract                                        --           --           --          150
                                             -------      -------      -------      -------
Total revenue                                  3,355        1,801        6,374        3,834
Cost of sales                                  1,571          921        2,987        1,863
                                             -------      -------      -------      -------
Gross profit                                   1,784          880        3,387        1,971
Operating expenses:
  Research, development and clinical             919          802        1,912        1,429
  Marketing and sales                          1,686          710        3,036        1,287
  General and administrative                     358          212          801          503
                                             -------      -------      -------      -------
          Total operating expenses             2,963        1,724        5,749        3,219
                                             -------      -------      -------      -------
Loss from operations                          (1,179)        (844)      (2,362)      (1,248)

Other income (expense):
   Interest income                               578           62        1,150           73
   Distributorship fees and other income          12           12           25           28
                                             -------      -------      -------      -------
          Total other income                     590           74        1,175          101
                                             -------      -------      -------      -------
Net loss                                     $  (589)     $  (770)     $(1,187)     $(1,147)
                                             =======      =======      =======      =======
Net loss per share                           $ (0.06)     $ (0.13)     $ (0.13)     $ (0.22)
                                             =======      =======      =======      =======
Shares used in the calculation of
    net loss per share                         9,105        5,765        9,093        5,116
                                             =======      =======      =======      =======


See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
Cash flows from operating activities:
   Net loss                                                 $ (1,187)     $ (1,147)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                              154            90
      Amortization of deferred compensation                       62            57
      Bad debt expense                                            24            --
      Net changes in:                                             --            --
            Trade accounts receivable, net                    (2,060)         (828)
            Inventories                                       (1,270)         (421)
            Other assets                                         120          (274)
            Accounts payable and accrued expenses                258         1,081
            Deferred distributor fee revenue                     (25)          (25)
                                                            --------      --------

              Net cash used in operating activities           (3,924)       (1,467)

Cash flows from investing activities:
   Purchases of available-for-sale securities                (22,646)           --
   Sales of available-for-sale securities                     20,582            --
   Capital expenditures for property and equipment              (320)         (244)
   Other assets                                                 (103)           35
                                                            --------      --------

              Net cash used in investing activities           (2,487)         (209)

Cash flows from financing activities:
   Proceeds from sale of common stock                            136        37,123
   Proceeds from exercise of common stock options                100            --
   Proceeds from sale of preferred stock                          --         8,000
   Payable to affiliate, net                                      --            82
                                                            --------      --------
              Net cash provided by financing activities          236        45,205
                                                            --------      --------

Net increase (decrease) in cash and equivalents               (6,175)       43,529
Cash and equivalents, beginning of period                     17,192         1,568
                                                            --------      --------
Cash and equivalents, end of period                         $ 11,017      $ 45,097
                                                            ========      ========


See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

1.  Basis of Presentation

Cardiovascular Dynamics, Inc. ("CVD" or the "Company") designs, develops, manufactures and markets catheters used to treat certain vascular diseases. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

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

                          CARDIOVASCULAR DYNAMICS, INC.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an change in earnings per share for the quarters ended June 30, 1997 and June 30, 1996 since the effect of stock options is anti-dilutive in the 1997 period and the 1996 period includes the effect of stock options calculated pursuant to requirements of the Securities and Exchange Commission for "cheap stock", which are not changed as a result of the issuance of Statement No. 128. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                   June 30, 1997               December 31, 1996
                                   -------------               -----------------
         Raw materials              $1,637,000                    $1,015,000
         Work-in-process               337,000                       510,000
         Finished goods              2,195,000                     1,374,000
                                    ----------                    ----------
                                    $4,169,000                    $2,899,000
                                    ==========                    ==========

4.  Acquisition of Intraluminal Devices, Inc.

On October 16, 1996, the Company acquired all of the outstanding shares of Intraluminal Devices, Inc. (IDI) in a transaction accounted for as a purchase for approximately 93,000 shares of the Company's common stock valued at $1.4 million. The entire purchase price was assigned to products in the development stage and, together with acquisition costs of $0.7 million, were expensed as acquired in-process research and development in the fourth quarter of 1996. Pro forma combined results of the Company and IDI for the three and six month periods ended June 30, 1996, on the basis that the acquisition had taken place at the beginning of 1996, would have reported a pro forma net loss of $841 and $1,304 and pro forma net loss per share of $(0.14) and $(0.25).

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.  Other Significant Events

In July 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a written OEM agreement ("Agreement") pursuant to which Medtronic was to purchase certain angioplasty balloon catheters and related components from the Company. Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the Agreement. The Company is currently attempting to collect the remaining $1.3 million worth of orders owed under the minimum purchase commitment for the first year of the Agreement. Medtronic has informed the Company that it does not believe it is required to fulfill such commitment. While resolution of the dispute could adversely affect the Company's financial results for the last half of 1997, the Company believes it has a valid legal claim for the entire $1.3 million and intends to aggressively pursue collection.

6.  Subsequent Events

In July, 1997, the Company acquired its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). In exchange for the assumption of the assets and liabilities of the Clinitec, including bank debt of $0.3 million, the Company acquired all of the common stock of Clinitec. At the time of the acquisition, Clinitec had a deficiency in stockholder's equity of approximately $0.5 million.

In August, 1997, SCIMED Life Systems, Inc. exercised 120,000 warrants for an equal amount of the Company's common stock at $3.29 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Some of these factors are discussed below. For a further discussion of factors which might result in different outcomes, see the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996, in particular "Risk Factors."

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

In July 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a written OEM agreement ("Agreement") pursuant to which Medtronic was to purchase certain angioplasty balloon catheters and related components from the Company. Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the Agreement. The Company is currently attempting to collect the remaining $1.3 million worth of orders owed under the minimum purchase commitment for the first year of the Agreement. Medtronic has informed the Company that it does not believe it is required to fulfill such commitment. While resolution of the dispute could adversely affect the Company's financial results for the last half of 1997, the Company believes it has a valid legal claim for the entire $1.3 million and intends to aggressively pursue collection. See Note 5 to the Condensed Consolidated Financial Statements.

In July, 1997, the Company acquired its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). In exchange for the assumption of the assets and liabilities of the Clinitec, including bank debt of $0.3 million, the Company acquired all of the common stock of Clinitec. At the time of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

acquisition, Clinitec had a deficiency in stockholder's equity of approximately $0.5 million. Management believes that the acquisition will have a negative impact on sales during the third and fourth quarters of 1997 in making the transition from distributor to direct sales in Germany. The Company will also take a one-time charge for costs related to the acquisition--including severance, relocation and other costs--in the third quarter of 1997. Management is presently unable to estimate the amount of such charge. See Note 6 to the Condensed Consolidated Financial Statements.

Results of Operations

Second quarter of 1997 compared to the same period in 1996

Revenue for the second quarter of 1997 increased 86% to $3.4 million compared to $1.8 million for the second quarter of 1996. The increase resulted primarily from sales volume of the Company's new stent products (60%) and increased sales volume of new and existing Focus catheters (23%).

The gross profit percentage for the second quarter of 1997 increased to 53% compared to 49% for the same period of 1996. The increase resulted primary from a decline in the cost of sales due to relatively higher production volumes.

Research, development and clinical expenses increased by 15% to $0.9 million in the quarter ended June 30, 1997 from $0.8 million in the quarter ended June 30, 1996. The primary reason for this increase was additional spending on development of the Company's line of coronary stent products and FOCUS technology angioplasty catheters.

Marketing and sales expenses rose 137% to $1.7 million, up $1.0 million in the quarter ended June 30, 1997, compared to $0.7 million in the same period of 1996. This increase reflects, primarily, the investment the Company is making to build its sales and marketing infrastructure by adding additional personnel and developing additional distributor relationships and, secondarily, the cost of promotional marketing allowances provided to certain distributors to help develop foreign markets.

General and administrative expenses increased by 69% to $0.4 million for the quarter ended June 30, 1997 from $0.2 million for the same quarter in 1996. The increase was due primarily to the addition of administrative staff and the added costs of operating as a public company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest income rose to $0.6 million in the second quarter of 1997 compared with $0.0 million in the same period of 1996. The increase was due to the investment of funds received from the initial public offering in June 1996.

First six months of 1997 compared to the same period of 1996

Revenue for the first six months of 1997 increased 66% to $6.4 million compared to $3.8 million for the same period of 1996. The increase resulted primarily from sales volume of the Company's new stent products (38%) and increased sales volume from new and existing Focus catheters (30%), offset by a reduction in contract and license fee income (6%). In the first six months of 1996, total revenues included approximately $0.3 million of contract revenues and license fee income that had no associated cost of sales. In the first six months of 1997, the Company had no contract revenues or licensing fee income.

The gross profit percentage for the first six months of 1997 increased to 53% compared to 48% for the same period of 1996. The increase resulted primary from a decline in the cost of sales primarily due to relatively higher production volumes.

Research, development and clinical expenses increased by 34% to $1.9 million in the six month period ended June 30, 1997 from $1.4 million in the six month period ended June 30, 1996. The primary reason for this increase was additional spending on development of the Company's line of coronary stent products and FOCUS technology angioplasty catheters.

Marketing and sales expenses rose 136% to $3.0 million, up $1.7 million in the six month period ended June 30, 1997, compared to $1.3 million in the same period of 1996. This increase reflects, primarily, the investment the Company is making to build its sales and marketing infrastructure by adding additional personnel and developing additional distributor relationships and, secondarily, the cost of promotional marketing allowances provided to certain distributors to help develop foreign markets.

General and administrative expenses increased by 59% to $0.8 million for the six months ended June 30, 1997 from $0.5 million for the same period in 1996. The increase was due primarily to the addition of administrative staff and the added costs of operating as a public company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest income rose to $1.1 million in the first six months of 1997 compared with $0.0 million in the same period of 1996. The increase was due to the investment of funds received from the initial public offering in June 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In August, 1997, SCIMED Life Systems, Inc. ("SCIMED") exercised 120,000 warrants for an equal amount of the Company's common stock at $3.29 per share. See Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

On June 30, 1997, the Company had cash, cash equivalents and marketable securities available for sale of $38.8 million. Net cash used in operating activites were $4.0 million for the first six months of 1997 as compared to $1.4 million for the same period of 1996. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and increased working capital, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through June 30, 1998. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

Trade accounts receivable, net, increased 90% to $4.3 million as of June 30, 1997, compared with $2.3 million at December 31, 1996. The increase stemmed from an increase in the sales level compared to the prior six month period. Specifically, sales for the first six months of 1997 were $6.4 million, while sales for the last six months of 1996 were $4.8 million.

Inventories rose 44% to $4.2 million as of June 30, 1997, compared with $2.9 million at December 31, 1996, to meet current sales demand and the obligations under the Medtronic contract. Accounts payable and accrued expenses increased 99% to $1.5 million at June 30, 1997, compared with $0.8 million at the end of 1996, due to an increase in expenditures to support higher sales and payment timing differences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Property and equipment, net, increased 14% from $1.2 million at December 31, 1996 to $1.3 million at June 30, 1997. The Company increased its investment in capital assets during the first six months of 1997 to support rising production and research and development efforts.

                                    PART II.

                                OTHER INFORMATION

Items 1 through 3. Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on May 16, 1997. The following actions were taken at this meeting:

                                    ABSTENTIONS
                                    AND BROKER           AFFIRMATIVE      NEGATIVE        VOTES
                                     NON-VOTES              VOTES           VOTES        WITHHELD
                                    -----------          -----------      --------       --------
a. Amendment to CVD's 1996
Stock Option/Stock Issuance
Plan to effect an increase
in the number of shares
available for issuance by an
additional 700,000 shares of
Common Stock and to effect
certain other changes as set
forth in the Proxy Statement.        668,537              1,555,353      1,156,323       2,850

b. Election of Directors

Michael R. Henson                                         3,379,876                      3,152
William G. Davis                                          3,379,876                      3,152
Mitchell Dann                                             3,379,776                      3,252
Edward M. Leonard                                         3,379,876                      3,152
Gerard von Hoffmann                                       3,379,776                      3,252

c. Ratification of Ernst
& Young LLP as CVD's
independent auditors for
the fiscal year ending
December 31, 1997.                       -0-              3,381,263          1,600         200


Item 5. Not applicable

                                    PART II.

                                OTHER INFORMATION
                                   (CONTINUED)

ITEM 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

        Exhibit 11            Statement Regarding the Computation of Net
                              Loss Per Share

        Exhibit 27            Financial Data Schedule

-----------------------------------------


(b)     No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                                             CARDIOVASCULAR DYNAMICS, INC.


Date: August 11, 1997                        /s/ Michael R. Henson
                                             --------------------------------
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)


Date: August 11, 1997                        /s/ Dana P. Nickell
                                             --------------------------------
                                             Vice President-Finance and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

                                 EXHIBIT INDEX


11       Statement Regarding the Computation of Net Loss Per Share

27       Financial Data Schedule

-------------------------