Form 10-Q
period 1997-09-30
CARDIOVASCULAR DYNAMICS INC
filed 1997-11-13
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.


    For the transition period from ______ to ______


                         COMMISSION FILE NUMBER 0-28440


                          CARDIOVASCULAR DYNAMICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      68-0328265
-------------------------------                     ----------------------
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

ON OCTOBER 31, 1997, THE REGISTRANT HAD OUTSTANDING APPROXIMATELY 9,371,000 SHARES OF COMMON STOCK OF $.001 PAR VALUE, WHICH IS THE REGISTRANT'S ONLY CLASS OF COMMON STOCK.

                         CARDIOVASCULAR DYNAMICS, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets at September 30,
         1997 and December 31, 1996                                           3

         Condensed consolidated statements of operations for the
         three and nine months ended September 30, 1997 and 1996              4

         Condensed consolidated statements of cash flows for the
         nine months ended September 30, 1997 and 1996                        5

         Notes to condensed consolidated financial statements                 6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations                                 10

PART II. OTHER INFORMATION

ITEMS 1 THROUGH 6                                                            16

SIGNATURES                                                                   18

EXHIBIT INDEX                                                                19

                          CARDIOVASCULAR DYNAMICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            September 30,    December 31,
                                                                 1997           1996
                                                            -------------    ------------
ASSETS

Current assets:
  Cash and equivalents                                         $  1,792       $ 17,192
  Marketable securities available-for-sale                       32,869         25,733
  Trade accounts receivable, net                                  2,726          2,268
  Other receivables                                                 528            320
  Inventories                                                     4,445          2,899
  Other current assets                                              110            162
                                                               --------       --------
      Total current assets                                       42,470         48,574
Property and equipment, net                                       1,472          1,182
Notes receivable from officers                                      269            325
Due from affiliate                                                   67             --
Goodwill                                                          1,929             --
Other assets                                                        178              3
                                                               --------       --------
Total Assets                                                   $ 46,385       $ 50,084
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $    991       $    750
  Accrued payroll and related expenses                              970          1,040
  Other accrued expenses                                            125            592
  Loans payable                                                     142             --
  Deferred distributorship fee-current portion                       --             50
                                                               --------       --------
      Total current liabilities                                   2,228          2,432
Deferred distributorship fee revenue                                 --             29


STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                        --             --
Common stock, $.001 par value; 30,000,000 authorized,
  9,358,000 shares and 9,004,000 shares outstanding as of
  September 30, 1997 and December 31, 1996, respectively              9              9
Additional paid-in capital                                       59,900         58,869
Deferred compensation                                              (283)          (376)
Accumulated deficit                                             (14,302)       (11,049)
Treasury stock at cost, 200,000 common shares                    (1,450)            --
Unrealized exchange gain                                             21             --
Unrealized gains on available-for-sale securities                   262            170
                                                               --------       --------
      Total stockholders' equity                                 44,157         47,623
                                                               --------       --------
Total Liabilities and Stockholders' Equity                     $ 46,385       $ 50,084
                                                               ========       ========

See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                    September 30,
                                                  -----------------------         -----------------------
                                                    1997           1996            1997             1996
                                                  -------         -------         -------         -------
Revenue:
  Sales                                           $ 2,569         $ 2,252         $ 8,943         $ 5,836
  License fee and other from related party              0               0               0             200
  Contract                                              0             100               0             150
                                                  -------         -------         -------         -------
Total revenue                                       2,569           2,352           8,943           6,186
Cost of sales                                       1,405           1,273           4,392           3,136
                                                  -------         -------         -------         -------
Gross profit                                        1,164           1,079           4,551           3,050

Operating expenses:
  Research, development and clinical                1,595           1,181           3,507           2,610
  Marketing and sales                               1,802             807           4,838           2,094
  General and administrative                          464             419           1,265             922
                                                  -------         -------         -------         -------
Total operating expenses                            3,861           2,407           9,610           5,626
                                                  -------         -------         -------         -------
Loss from operations                               (2,697)         (1,328)         (5,059)         (2,576)

Other income:
   Interest income                                    577             621           1,727             694
   Distributorship fees and other income               54               9              79              37
                                                  -------         -------         -------         -------
          Total other income                          631             630           1,806             731
                                                  -------         -------         -------         -------
Net loss                                          $(2,066)        $  (698)        $(3,253)        $(1,845)
                                                  =======         =======         =======         =======

Net loss per share                                $ (0.23)        $ (0.08)        $ (0.36)        $ (0.29)
                                                  =======         =======         =======         =======
Shares used in the calculation of
    net loss per share                              9,107           9,153           9,098           6,462
                                                  =======         =======         =======         =======


See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Nine Months Ended
                                                                September 30,
                                                             --------------------
                                                               1997        1996
                                                             --------    --------
Cash flows from operating activities:
   Net loss                                                  $ (3,253)   $ (1,845)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                               248         135
      Amortization of deferred compensation                        93          88
   Changes, net of effects from purchase of Clinitec:
         Trade accounts receivable, net                          (397)       (966)
         Inventories                                           (1,229)     (1,242)
         Other assets                                            (154)       (136)
         Accounts payable and accrued expenses                 (2,483)      2,476
         Deferred distributor fee revenue                         (29)        (37)
                                                             --------    --------
              Net cash used in operating activities            (7,204)     (1,527)

Cash flows used in investing activities:
   Purchase of available-for-sale securities                  (31,518)         --
   Sales of available-for-sale securities                      24,474          --
   Capital expenditures for property and equipment
     and other assets                                            (515)       (971)
   Purchase of Clinitec, net of cash acquired                     (30)         --
   Change in other assets                                        (187)         --
                                                             --------    --------
              Net cash used in investing activities            (7,776)       (971)

Cash flows provided by (used in) financing activities:
   Proceeds from sale of common stock                             436      42,844
   Proceeds from exercise of stock options                        204          --
   Proceeds from exercise of stock warrants                       390          --
   Proceeds from sale of preferred stock to parent                 --       8,000
   Purchase of treasury stock                                  (1,450)         --
   Payable to affiliate, net                                       --      (2,537)
                                                             --------    --------
              Net cash provided by (used in)
                financing activities                             (420)     48,307
                                                             --------    --------

Net increase (decrease) in cash and equivalents               (15,400)     45,809
Cash and equivalents, beginning of period                      17,192       1,568
                                                             --------    --------
Cash and equivalents, end of period                          $  1,792    $ 47,377
                                                             ========    ========

Supplemental schedule of non-cash investing and
  financing activities:
  The Company purchased all of the capital stock on
    Clinitec for $30. In conjunction with the acquisition,
    the Company forgave $1,630 in debt and assumed the
    following liabilities:
          Fair value of assets acquired                      $    401
          Cash paid for the capital stock                         (30)
                                                             --------
          Liabilities assumed                                $    371
                                                             ========

See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

Cardiovascular Dynamics, Inc. and subsidiaries ("CVD" or the "Company") design, develop, manufacture and market catheters and stents used to treat certain vascular diseases. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

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

                          CARDIOVASCULAR DYNAMICS, INC.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an change in earnings per share for the quarters ended September 30, 1997 and September 30, 1996 since the effect of stock options is anti-dilutive in the 1997 period and the 1996 period includes the effect of stock options calculated pursuant to requirements of the Securities and Exchange Commission for "cheap stock", which are not changed as a result of the issuance of Statement No. 128. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.  INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                 SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                 ------------------       -----------------
         Raw materials              $1,135,000               $1,015,000
         Work-in-process               447,000                  510,000
         Finished goods              2,863,000                1,374,000
                                    ----------               ----------
                                    $4,445,000               $2,899,000
                                    ==========               ==========

4.  ACQUISITIONS

On October 16, 1996, the Company acquired all of the outstanding shares of Intraluminal Devices, Inc. (IDI) in a transaction accounted for as a purchase for approximately 93,000 shares of the Company's common stock valued at $1.4 million. The entire purchase price was assigned to products in the development stage and, together with acquisition costs of $0.7 million, were expensed as acquired in-process research and development in the fourth quarter of 1996. Pro forma combined results of the Company and IDI for the three and nine month periods ended September 30, 1996, on the basis that the acquisition had taken place at the

                          CARDIOVASCULAR DYNAMICS, INC.

beginning of 1996, would have reported a pro forma net loss of $(0.7) million and $(2.0) million, respectively, and pro forma net loss per share of $(0.08) and $(0.31), respectively.

In July 1997, the Company acquired its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). In exchange for the assumption of the assets and liabilities of the Clinitec, including bank debt of $0.3 million, the Company acquired all of the common stock of Clinitec. At the time of the acquisition, Clinitec had a deficiency in stockholder's equity of approximately $0.5 million.

Proforma combined results of the Company and Clinitec for the three and nine month periods ended September 30, 1997 and 1996, on the basis that the acquisition had taken place at the beginning of said years, would have reported the following:


                           Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                          --------------------     -------------------
                           1997         1996        1997        1996
                          -----         -----       -----       -----
Proforma Revenues         $ 2.6         $ 2.4      $  9.3      $  6.2

Proforma Net Loss          (2.2)         (0.8)       (3.9)       (2.0)

Proforma Net Loss
   Per Share              (0.24)        (0.08)      (0.43)      (0.31)

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

                          CARDIOVASCULAR DYNAMICS, INC.

Medtronic has informed the Company that it does not believe it is required to fulfill such commitment. This dispute adversely affected the Company's financial results for the third quarter of 1997 and could have an adverse effect in the fourth quarter of 1997. The Company believes it has a valid legal claim for the entire $1.3 million and intends to aggressively pursue collection.

In August 1997, SCIMED Life Systems, Inc. exercised 120,000 warrants for an equal amount of the Company's common stock at $3.29 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

In July 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a written OEM agreement ("Agreement") pursuant to which Medtronic was to purchase certain angioplasty balloon catheters and related components from the Company. Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the Agreement. The Company is currently attempting to collect the remaining $1.3 million worth of orders owed under the minimum purchase commitment for the first year of the Agreement. Medtronic has informed the Company that it does not believe it is required to fulfill such commitment. This dispute adversely affected the Company's financial results

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for the third quarter of 1997 and could have an adverse effect in the fourth quarter of 1997. The Company believes it has a valid legal claim for the entire $1.3 million and intends to aggressively pursue collection. See Note 5 to the Condensed Consolidated Financial Statements.

In July, 1997, the Company acquired its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). In exchange for the assumption of the assets and liabilities of the Clinitec, including bank debt of $0.3 million, the Company acquired all of the common stock of Clinitec. At the time of the acquisition, Clinitec had a deficiency in stockholder's equity of approximately $0.5 million. Costs relating to the acquisition and other operating expenses--including legal, severance, relocation and other costs--of $0.7 million were expensed in the quarter ended September 30, 1997. Management believes that the acquisition had a negative impact on sales during the third quarter and will have a negative impact in the fourth quarter of 1997 in making the transition from distributor to direct sales in Germany. See Note 4 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Third quarter of 1997 compared to the same period in 1996

Revenue for the third quarter of 1997 increased 9% to $2.6 million compared to $2.4 million for the third quarter of 1996. The increase resulted primarily from sales volume of the Company's new stent products (25% of the dollar increase) and increased sales volume of smart needle products (8%), offset by a reduction in sales of new and existing Focus catheters (19%) and by a reduction in contract and license fee income (5%).

The gross profit percentage for the second quarter of 1997 decreased to 45% compared to 46% for the same period of 1996. The decrease resulted primarily from the fact that the 1996 revenues included $100,000 of license fees that had no associated cost of sales.

Research, development and clinical expenses increased by 35% to $1.6 million in the quarter ended September 30, 1997 from $1.2 million in the quarter ended September 30, 1996. The primary reason for this increase was additional spending on development of the Company's line of coronary stent products and FOCUS technology angioplasty catheters, and increased spending on clinical trials for these products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketing and sales expenses rose 123% to $1.8 million, up $1.0 million in the quarter ended September 30, 1997, compared to $0.8 million in the same period of 1996. This increase reflects, primarily, the investment the Company is making to increase its international sales and marketing efforts--including the operating costs of the German and Swiss distributor, Clinitec, acquired in July, 1997--adding personnel and developing additional distributor relationships.

General and administrative expenses increased by 11% to $0.5 million for the quarter ended September 30, 1997 from $0.4 million for the same quarter in 1996. The increase was due primarily to the addition of administrative staff.

Interest income remained relatively constant at $0.6 million in the third quarter of 1997 and in the same period of 1996.

First nine months of 1997 compared to the same period of 1996

Revenue for the first nine months of 1997 increased 45% to $8.9 million compared to $6.2 million for the same period of 1996. The increase resulted primarily from sales volume of the Company's new stent products (35% of the dollar increase) and increased sales volume from new and existing Focus catheters (12%), offset by a reduction in contract and license fee income (8%). In the first nine months of 1996, total revenues included approximately $0.3 million of contract revenues and license fee income that had no associated cost of sales. In the first nine months of 1997, the Company had no contract revenues or licensing fee income.

The gross profit percentage for the first nine months of 1997 increased to 51% compared to 49% for the same period of 1996. The increase resulted primary from a decline in the cost of sales primarily due to relatively higher production volumes.

Research, development and clinical expenses increased by 34% to $3.5 million in the nine month period ended September 30, 1997 from $2.6 million in the nine month period ended September 30, 1996. The primary reason for this increase was additional spending on development of the Company's line of coronary stent products and FOCUS technology angioplasty catheters, and increased spending on clinical trials for these products.

Marketing and sales expenses rose 131% to $4.8 million, up $2.7 million in the nine month period ended September 30, 1997, compared to $2.1 million in the same

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

period of 1996. This increase reflects, primarily, the investment the Company is making to build its sales and marketing infrastructure by adding additional personnel and developing additional distributor relationships, increased international sales and marketing efforts and the cost of promotional marketing allowances provided to certain distributors to help develop foreign markets.

General and administrative expenses increased by 37% to $1.3 million for the nine months ended September 30, 1997 from $0.9 million for the same period in 1996. The increase was due primarily to the addition of administrative staff and the added costs of operating as a public company following the Company's public offering in June 1996.

Interest income rose to $1.7 million in the first nine months of 1997 compared with $0.7 million in the same period of 1996. The increase was due to the investment of funds received from the initial public offering in June 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

From inception through the initial public offering on June 19, 1996, the Company raised approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital from Endosonics Corporation (CVD's former parent company). The Company repaid Endosonics Corporation during the third quarter of 1996.

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

In August 1997, SCIMED Life Systems, Inc. ("SCIMED") exercised 120,000 warrants for an equal amount of the Company's common stock at $3.29 per share. See Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

On September 30, 1997, the Company had cash, cash equivalents and marketable securities available for sale of $34.7 million. Net cash used in operating activites was $7.2 million for the first nine months of 1997 as compared to $1.5 million for the same period of 1996. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and increased working capital, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through September 30, 1998. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to grant rights to certain technologies or products that the Company would not otherwise grant.

Trade accounts receivable, net, increased 20% to $2.7 million as of September 30, 1997, compared with $2.3 million at December 31, 1996. The increase stemmed from an increase in the sales levels for the nine months ended September 30, 1997 compared with sales for the same period of 1996.

Inventories rose 53% to $4.4 million as of September 30, 1997, compared with $2.9 million at December 31, 1996. This increase resulted primarily from inventories produced to fulfill Medtronic's minimum purchase commitment which were not accepted, as described above. Accounts payable and accrued expenses increased 32% to $1.0 million at September 30, 1997, compared with $0.8 million at the end of 1996, due to an increase in expenditures to support higher sales and payment timing differences.

Property and equipment, net, increased 25% from $1.2 million at December 31, 1996 to $1.5 million at September 30, 1997. The Company increased its investment in capital assets during the first nine months of 1997 to support rising production and research and development efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item has been omitted as it is inapplicable to the Company.

                                    PART II.

                                OTHER INFORMATION

ITEMS 1 AND 3 THROUGH 5.   Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On July 24, 1997, the Company issued a total of 25,197 shares of Common Stock to three principals of Cathex as part of a transaction which established Cathex as the Company's distributor in Japan. On August 18, 1997, the Company issued 120,000 shares of Common Stock to SCIMED Life Systems, Inc., upon exercise of 120,000 warrants, for a purchase price of $3.29 per share. No commissions were paid with respect to either issuance. Such issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The issuances were made without any general solicitation to a single accredited investor.

(d) USE OF PROCEEDS

         The Company registered 3,400,000 shares of its Common Stock with the Securities and Exchange Commission on Form S-1, Registration No. 333-04560 (the "Registration Statement"). The Registration Statement was granted effectiveness on June 19, 1996 and on June 25, 1996 the Company completed its initial public offering of Common Stock (the "IPO") by consummating the sale of 3,400,000 shares of its Common Stock to the underwriters identified in the Registration Statement, Volpe, Brown, Whelan & Co. (formerly Volpe, Welty & Company), Wessels, Arnold & Henderson and Vector Securities International, Inc. serving as the representatives thereof. The price of the Company's Common Stock was $12.00 per share, less underwriting discounts and commissions of $.84 per share. The Company received net proceeds of $37.9 million from the sale of such Common Shares before deducting offering expenses.

         On July 17, 1996, the underwriters of the Company's IPO exercised their option to purchase an additional 510,000 shares of Common Stock directly from the Company at a price of $12.00 per share, less underwriting discounts and commissions of $.84 per share. The Company received net proceeds of $5.7 million, before deducting offering expenses, from the sale of the Common Stock pursuant to the exercise of such option.

         In conjunction with completing the IPO, the Company incurred total direct offering expenses of approximately $0.8 million, all of which were payable to third

                                    PART II.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) USE OF PROCEEDS (Continued)

parties. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, was $42.8 million.

         The Company used approximately $2.7 million of the net proceeds from the IPO for repayment of certain outstanding indebtedness to Endosonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until September 30, 1997, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to four officers of the Company and used $1.7 million for working capital. The Company has also used approximately $1.2 million of the net proceeds for machinery and equipment and leasehold improvement purchases. On August 21, 1997, the Company used approximately $1.5 million to purchase 200,000 shares of the Company's Common Stock. At September 30, 1997, approximately $34.9 million was held in temporary investments, of which approximately $10.0 million is invested in U.S. Treasury and other agencies debt securities and $24.9 million is invested in corporate debt securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         Exhibit 11 -- Statement Regarding the Computation of Net Loss Per Share

         Exhibit 27 -- Financial Data Schedule

------------------

(b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                           CARDIOVASCULAR DYNAMICS, INC.


Date: November 12, 1997                    /s/ MICHAEL R. HENSON
                                           ---------------------------------
                                               Michael R. Henson
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


Date: November 12, 1997                    /s/ DANA P. NICKELL
                                           ---------------------------------
                                               Dana P. Nickell
                                               Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                EXHIBIT INDEX

Exhibit
Number                       Description
-------                      -----------
  11           Statement Regarding the Computation of Net Loss Per Share

  27           Financial Data Schedule