Form 10-K
period 1997-12-31
CARDIOVASCULAR DYNAMICS INC
filed 1998-03-31
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to

                         Commission file number: 0-28440

                          CARDIOVASCULAR DYNAMICS, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                          68-0328265
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            13700 Alton Parkway, Suite 160, Irvine, California 92618

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (714) 457-9546

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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

      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 1, 1998, was approximately $ 30,992,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On March 1, 1998, approximately 9,413,000 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 19, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

      CardioVascular Dynamics, Inc. ("CVD" or the "Company") designs, develops, manufactures and markets catheters used to treat certain vascular diseases. The Company's catheters are used in conjunction with angioplasty and other interventional procedures such as vascular stenting and drug delivery. The Company's proprietary Focus and Multiple Microporous Membrane ("M3") technologies enable physicians to deliver therapeutic radial force, stents, drugs or contrast media accurately and effectively to the treatment site, and also allow the perfusion of blood during an interventional procedure. The Company believes that the combination of these technologies on a multiple-purpose catheter enables physicians to effectively perform challenging interventional procedures, resulting in improved treatment outcomes and lower costs. The Company owns the rights to 23 issued U.S. patents covering certain aspects of its catheter technologies.

      CVD has utilized its core proprietary technologies to develop catheters that provide clinical and cost benefits in the treatment of vascular diseases. The Company's catheters are designed to address three principal challenges facing cardiologists: restenosis of a treated vessel, chronic total occlusions and acute reclosure of a vessel during or soon after a procedure. The Company's patented Focus technology combines compliant and non-compliant balloon materials on a single catheter, creating an angioplasty balloon that has an adjustable, larger center diameter with fixed, smaller diameters at each end. These characteristics allow a single balloon to expand to multiple diameters, enabling the physician to perform interventional procedures in vessels of varying diameters and anatomical locations. The Company's proprietary M3 technology combines multiple membranes of polymeric balloon material to form a single balloon that enables the accurate delivery of drugs or contrast agents to the lesion or thrombus site. The M3 technology can also be utilized to provide perfusion of blood during an interventional procedure. The Company believes that the Focus and M3 technologies may enable physicians to cost-effectively treat vascular diseases by reducing the cost of those procedures which require more than one catheter.

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

PRODUCTS

   Catheter Products

      The Company has utilized its Focus and M3 technologies to develop catheter products that address the challenges physicians experience in treating vascular diseases. These technologies are available in various combinations on a multiple-purpose catheter, thereby enabling physicians to cost-effectively treat vascular disease. The Company's products are designed to be low profile (small, uninflated diameter), enabling cardiologists to advance them along narrow vessels, and flexible and trackable, enabling cardiologists to advance and control them accurately within the vasculature.

The following table lists CVD's currently marketed products:

                                                                                           FIRST
                                                                                        COMMERCIAL
PRODUCTS                     INTENDED APPLICATIONS         U.S. REGULATORY STATUS          SALE
--------                     ---------------------         ----------------------       ----------
Focus Catheters              PTCA  (i.e., balloon
ARC                          angioplasty in coronary
  Over-the-wire design...... arteries)                     PMA Supplement Approved       Q3 1996
FACT/FACT 15
  Over-the-wire design...... PTCA or Stent Delivery(2)     Approved                      Q1 1996
Lynx F/X
  Rail Design............... PTCA or Stent Delivery(2)     N/A(1)                        Q1 1997
M3 Catheters
Bullett Hi-Flo               Total Occlusion Drug
  Over-the-wire design...... Delivery (coronary)           510(k) Clearance              Q2 1996
Bullett F/X                  Total Occlusion Drug
  Rail design............... Delivery (coronary)           510(k) Clearance              Q2 1996
Periflow Small Vessel
  Over-the-wire design...... PTA/Drug Delivery             510(k) Clearance              Q1 1996

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

      M3 Catheters. The Company's M3 catheters offer cardiologists the ability to deliver drugs or contrast media to the treatment site accurately, and enable the perfusion of blood during angioplasty procedures. These capabilities may be combined on an interventional catheter to provide cardiologists the functionality of multiple catheters, in a single, cost-effective device. The accurate delivery of drugs to the treatment site may enhance the effectiveness of these pharmacological agents and may reduce the quantity of drug required to achieve an acceptable outcome. Drugs are utilized by cardiologists to reduce the occurrence of restenosis and acute reclosure, and to dissolve blood clots. Typically, therapeutic drug delivery is accomplished by means of an intravenous injection, a method that requires larger amounts of drug than is clinically required because the drug is diffused throughout the body. The Company's M3 technology enables cardiologists to deliver drugs directly to the treatment site through a catheter's lumen, or interior channel. While CVD's M3 site-specific drug delivery catheters are currently marketed internationally, they can only be used in the United States to administer drugs specifically approved by the FDA for administration by such catheters. The multiple lumens of the catheter may also be used to deliver contrast media for angiographic viewing when advancing the catheter along a totally occluded vessel. Traditional catheters must be removed to inject contrast media into a total occlusion. Finally, the M3 technology can be utilized to provide perfusion of blood during an interventional procedure. This perfusion capability allows the balloon to be inflated for longer durations and reduces the number of inflations and deflations required in certain procedures, and may increase the clinical effectiveness of the treatment.

   Stent Products

      The Company's line of coronary stents provide the physician with unique products which have varying measures of strength and flexibility to allow optimal placement and stenting characteristics to aid in the minimization of restenosis.

                                                                                FIRST
PRODUCTS             INTENDED APPLICATIONS         U.S. REGULATORY STATUS  COMMERCIAL SALE
--------             ---------------------         ----------------------  ---------------
DART Stent           Coronary Stenting             N/A (1)                      Q1 1997
Enforcer Stent       Coronary Stenting             N/A (1)                      Q1 1997
Synthesis Stent      Coronary Stenting             N/A (1)                      Q1 1998
Chunnel Stent        Peripheral Vascular Stenting  N/A (1)                      Q4 1997

(1)   Available only outside the United States due to patent restrictions.

   Vascular Access Products

      The Company's vascular access products utilize patented technology to provide rapid, accurate access to the body's vascular system for guidewire and catheter entry. The principal product, called the SmartNeedle, was acquired from Advanced Cardiovascular Systems, Inc., a subsidiary of Guidant Corporation ("ACS") and is based on Doppler ultrasound technology. A miniaturized ultrasound chip is placed at the tip of a disposable ultrasonic probe which is then placed inside a conventional vascular access needle. The probe is then connected to a separate reusable monitor. Once placed in the body as a part of the access needle, the Doppler chip emits an audible signal which enables the physician to more accurately determine whether or not the needle resides in the proper location within the intended arterial or venous lumen. Once positioned properly, the probe is removed, leaving the conventional access needle in place within the artery or vein. Since introduction, the SmartNeedle's primary use has been in interventional cardiology and radiology procedures. A line of products featuring much smaller needle sizes was introduced as P.D. Access devices. These needles contain probes with more advanced Doppler ultrasound chip design and manufactruing technolgy.

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

PRODUCTS                           INTENDED APPLICATIONS                   U.S. REGULATORY STATUS
--------                           ---------------------                   ----------------------
Focus Catheters
   Guardian
    Over-the-wire design.......... PTCA or Stent Delivery                  PMA Supplement Filed

M3 Catheters
   Transport(1)................... PTCA/Drug Delivery                      Development Stage
   Periflow Large-Vessel.......... PTA/Drug Delivery                       510(k) Clearance
   MicroMembrane Radiation(2)      Delivery of Radioactive Materials for   Development Stage
                                      Restenosis Prevention

Vascular Stent
   SEMS Stent..................... Peripheral Vascular Stenting            Development Stage

Coronary Stents
   SEMS Stent..................... Coronary Stenting                       Development Stage
   Synthesis Stent................ Coronary Stenting                       N/A (3)
   Enforcer Stent................. Coronary Stenting                       N/A (3)
   PD Access...................... Vascular Access                         510(k) Clearance

----------

(1)   Licensed to SCIMED. See "--Strategic Relationships."

(2)   Licensed to Radiance Medical Systems, Inc. See "--Strategic
      Relationships."

(3)   Available only outside the United States due to patent restrictions.

TECHNOLOGY

      The Company has developed proprietary material manufacturing processes that it has utilized to develop patented interventional catheters. Traditional balloon extrusion technology does not enable the combination of compliant and non-compliant materials, resulting in a catheter that can be inflated only to a uniform diameter. The Company's Focus technology bonds a membrane between compliant and non-compliant materials, resulting in a balloon with a large center diameter and smaller, fixed diameters at each end. The center compliant section of the Focus catheter enlarges predictably at a rate of 0.1mm per atmosphere of pressure when inflation pressures exceed six atmospheres. The ends of the balloon remain at their nominal diameters and do not expand with increased pressure. The Focus capability enables cardiologists to deliver stents or therapeutic radial force accurately to the treatment site, while minimizing the force applied to adjacent tissue. Conventional uniform diameter catheters may damage healthy vessel sections, as these sections receive as much radial force as do the diseased sites. It is widely believed that vessel wall damage may lead to acute reclosure of the vessel or restenosis.

      The Company's M3 technology creates a membrane by applying mechanical and radiation treatment to standard polymeric balloon material during the extrusion process. Microporous holes are then drilled in the resulting material by proprietary mechanical or laser drilling processes. CVD's M3 technology also enables blood to flow through a coil lumen or inner shaft of the catheter, allowing perfusion to the distal vessels (those beyond the treatment site) during angioplasty or drug delivery. Prior to inflation, the balloon acts as a shaft for the distal portion of the catheter. Once the balloon is inflated, the cardiologist advances a coil into and through the inner lumen of the inflated balloon. The coil supports the balloon during balloon angioplasty or drug delivery and facilitates the perfusion of the distal vessels. The M3 technology enables the Company to combine balloon angioplasty and perfusion capabilities on a single catheter in a profile comparable to standard balloon angioplasty catheters without perfusion capability. The Company believes that the M3 technology also enables it to combine PTCA and perfusion capabilities on a single catheter with a lower profile than any currently marketed catheter with similar capabilities.

      The Company's Intraluminal Devices, Inc. ("IDI") subsidiary, which was acquired in October 1996, utilizes patented technology in the development of medical stents for the treatment of patients with vascular disease caused by aneurysms or atherosclerosis. IDI is developing a compact, self-expanding metallic stent with a micro-porous surface for use as either a stent or a stent graft. By selecting metal foil of the proper thickness and tensile strength, and heat-treating it in the proper shape, the Company believes it will be able to form devices with low profiles, high expansion ratios and excellent hoop strength, which are factors critical for successful device placement. Two patents have been issued to date for IDI related technology. In March 1998, the Company completed animal feasibility studies and plans to begin clinical trials for CE Mark approval in April 1998 and under an IDE before the end of 1998 for the MP Stent. The MP Stent is designed for use in peripheral vascular stenting. There can be no assurance that IDI will successfully complete the development of any products or that any such products will receive any required regulatory approvals.

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

      The Company has obtained the right to affix CE (Conformite Europeene) marking to all of its products sold in all countries of the European Economic Area and Switzerland, except the Synthesis coronary stent line of products. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards. As part of the CE marking process, the Company also received ISO 9001/EN46001 certification with respect to the manufacturing of all of its currently marketed products.

      The Company's success will depend in part upon its ability to manufacture its products in compliance with ISO 9001, the FDA's quality system regulations ("QSR") requirements, California Department of Health Services ("CDHS") licensing and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company began manufacturing certain of its products at its facilities in July 1995. The Company also introduced a significant number of new products in 1996 and 1997. Accordingly, the Company has limited experience in manufacturing its products. The Company has undergone and expects to continue to undergo regular QSR inspections in connection with the manufacture of its products at the Company's facilities. The Company's success will depend, among other things, upon its ability to efficiently manage the simultaneous manufacture of different products and to integrate the manufacture of new products with existing products. There can be no assurance that the Company will not encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to successfully commence the manufacturing of these new products, or to increase production volumes of new and existing products in a timely manner, would materially adversely affect the Company's business, financial condition and results of operations. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with ISO 9001, QSR requirements, CDHS or other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Limited Manufacturing Experience."

MARKETING AND SALES

      The Company's products are sold in the United States and international markets, principally Europe and Japan. However, certain of the Company's products are not available in each market due to regulatory and intellectual property restrictions. The Company currently sells its products through a combination of strategic partners, medical device distributors and eleven direct sales personnel. CVD also has distribution agreements with 30 companies covering 35 countries outside the United States and Japan. CVD distributed certain products in Japan through an exclusive distribution agreement with Fukuda, which the Company terminated in April 1997. The Company entered into an exclusive distribution agreement in Japan in May 1997 with Cathex which expires in January 2001. Sales of the Company's products to Fukuda accounted for 18%, 15% and 7% of the Company's total product sales in 1995, 1996 and 1997, respectively. Sales to Cathex in 1997 accounted for 13% of the Company's total product sales. In addition, sales to Johnson & Johnson Interventional Systems ("JJIS") accounted for 12% of total product sales in 1995. And, sales to Medtronic accounted for 22% and 13% of total product sales in 1996 and 1997, respectively. The Company intends to expand its sales and marketing capability and to distribute selected new products through strategic partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Limited Marketing and Sales Resources; Dependence Upon Strategic Relationships."

      In 1995, 1996 and 1997, total export sales were $2,054,000, $3,514,000 and
$6,579,000, respectively, or approximately 59%, 42% and 58% respectively, of total product sales. In 1995, 1996 and 1997 sales to Europe accounted for $1,179,000, $1,614,000 and $3,020,000, respectively; sales to Japan represented $744,000, $1,240,000 and $2,350,000, respectively; and sales to Latin America represented $131,000, $243,000 and $253,000, respectively. The Company expects to continue to derive significant revenue from international sales and therefore a significant portion of the Company's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, inadequate protection of intellectual property, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. However, all of the Company's foreign sales are denominated in dollars, except for sales in Germany by CVD Germany, which were immaterial to the Company's business in 1997. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company. See Note 1 of Notes to Consolidated Financial Statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence Upon International Sales."

      In July 1997, the Company acquired all of the Common Stock of Clinitec GmbH ("Clinitec") its independent distributor in Germany and Switzerland, in exchange for the assumption of the assets and liabilities of Clinitec. See Note 2 of Notes to Consolidated Financial Statements.

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

      A second study compared the Focus PTCA catheter with conventional PTCA catheters. The Focus Lesion Expansion Optimizes Results Study ("FLEXOR Study") evaluated the efficacy of Focus technology in improving clinical results following angioplasty procedures. Success was evaluated based on the ability of Focus technology to improve the minimal lumen diameter ("MLD") of the arterial opening, to increase safety and to reduce the number of catheters necessary for PTCA procedures. MLD is a commonly-used measurement of the ability of a therapeutic tool to open a blocked artery and reestablish required blood flow. The FLEXOR Study was commenced in the fourth quarter of 1996 and was completed in the first quarter of 1997. Results of the study were presented at the 1997 TCT meeting in Washington D.C. Data from this pilot study of 80 patients demonstrated a trend toward lower balloon usage with Focus technology, especially when stent implantation was required, without any increase in complications. Additionally, the Focus technology group of patients had a lower residual stenosis than the conventional angioplasty group.

      Certain of the Company's products which utilize Focus technology have received FDA approval for PTCA and PTA indications. However, none of these products has received FDA approval for use in stent delivery. An investigator-controlled study is currently testing the Company's Focus technology with respect to stent implantation. The Optimal Stent Implantation Study ("OSTI-2 Study") is evaluating the ability of stent delivery with Focus technology compared with conventional delivery techniques to reduce acute outcomes and restenosis rates. The study is being conducted using two patient subgroups of approximately 100 patients each divided according to vessel size. In the first group, stent delivery is being evaluated in vessels greater than three millimeters in diameter; in the second group stent delivery is being evaluated in vessels less than three millimeters in diameter. Each subgroup presents different clinical issues related to stent delivery and the OSTI-2 Study protocol is evaluating the efficacy of Focus technology in each subgroup. The OSTI-2 Study began in February 1996 and completed enrollment of patients in the first quarter of 1998. A six month follow-up is in progress. Preliminary results of the study were reported at the American Heart Association 20th Scientific Sessions in November 1997 and additional results will be reported at the American College of Cardiology meeting in March 1998. Early results demonstrate that Focus technology facilitates achieving a larger in stent MLD following conventional stent expansion techniques and also following optimal PTCA. These increased MLDs were achieved without increased complication rates.

      The Company also intends to sponsor additional studies from time to time to assess the value of, and to expand clinical indications of, its existing and new technologies. The Company is planning a clinical study to expand the clinical uses of its Focus technology catheters to include balloon dilatation of previously deployed stents in order to properly implant the stent in the arterial wall of small coronary vessels. This study will include approximately 100 patients and is expected to be completed in 1998.

STRATEGIC RELATIONSHIPS

      The Company evaluates on an ongoing basis potential strategic relationships with corporate and other partners where such relationships may complement and expand CVD's research, development, sales and marketing capabilities. The Company is currently a party to four such agreements, described below.

      Advanced CardioVascular Systems, Inc. In January 1995, the Company entered into a license agreement with Advamced CardioVascular Systems, Inc. ("ACS"). The parties subsequently confirmed their understanding with respect to certain matters in a second agreement dated March 4, 1996 (collectively, the "ACS Agreements"). Under the ACS Agreements, the Company acquired certain rights to ACS' SmartNeedle technology, subject to the payment of certain royalties. ACS was granted the option to acquire the exclusive worldwide rights to certain CVD perfusion technology, which ACS exercised on February 14, 1996. As a result, ACS had an exclusive worldwide right to develop, manufacture and market the Company's MAC I product line. The agreement included a 30-day termination clause for ACS, and in February 1998 the partners agreed to terminate the MAC I agreement.

      SCIMED Life Systems, Inc. The Company has entered into a Stock Purchase and Technology License Agreement, dated September 10, 1994 with SCIMED, now a unit of Boston Scientific Corporation, (the "SCIMED Agreement"). Pursuant to the SCIMED Agreement, SCIMED purchased a 19% equity position in the Company. SCIMED was also granted an exclusive worldwide license to certain combined site-specific drug delivery and coronary angioplasty technology, including the Company's Transport products, for use in the cardiovascular field in exchange for license and royalty fees. The SCIMED Agreement also requires CVD to provide certain technical assistance and to perform additional research and development relating to the licensed technology in exchange for fees and reimbursement of expenses. In the event that CVD's SCIMED-funded research and development efforts result in improvements to the licensed technology, SCIMED will have an exclusive worldwide license to the technology in the cardiovascular field and a non-exclusive license outside the cardiovascular field, both of which are subject to the payment of royalties. The SCIMED Agreement may be terminated in the event of breach on 90 days notice by the non-breaching party (or on 30 days notice in certain limited circumstances) or by SCIMED upon 180 days notice.

      Fukuda Denshi Co., Ltd. The Company entered into a Distribution Agreement, dated May 28, 1993, with Fukuda Denshi Co., Ltd. (the "Fukuda Agreement"), whereby Fukuda served as CVD's exclusive distributor for certain of the Company's products in Japan. In exchange for this exclusive distributorship, Fukuda paid a fee to CVD in addition to payments owing upon the purchase of the products. Fukuda also agreed to undertake all necessary clinical trials to obtain approval from Japanese regulatory authorities for the sale of the products in Japan. Fukuda's purchases under the Fukuda Agreement were subject to certain minimum requirements. In July 1995 and May 1996, the distribution agreement with Fukuda was amended to grant Fukuda exclusive distribution rights to additional CVD products. Under these amendments, the Company received $750,000 which converted into the right to receive 62,500 shares of Common Stock upon the consummation of the Company's initial public offering on June 19, 1996. Fukuda received these shares on November 29, 1996. The Company terminated the agreement with Fukuda in May 1997, and replaced Fukuda with Cathex Co., Ltd.

      Cathex Co., Ltd. The Company entered into a Distribution Agreement, dated May 1, 1997 with Cathex Co., Ltd. ("Cathex"), whereby Cathex serves as CVD's exclusive distributor for certain of the Company's products in Japan. In exchange for this exclusive distributorship, certain Cathex shareholders agreed to purchase $200,000 of CVD common stock (approximately 25,000 shares) and Cathex ageed to purchase predetermined minimum quantities of the Company's products. The initial term of the agreement expires on January 1, 2001 and is subject to a five-year extension. The agreement may be terminated in the event of breach upon 90 days notice by the non-breaching party, subject to cure within the notice period.

      Endosonics Corporation. The Company has entered into a license agreement with Endosonics Corporation ("EndoSonics"), dated December 22, 1995 (the "EndoSonics Agreement"), pursuant to which CVD granted EndoSonics the non-exclusive, royalty-free right to CVD's Focus technology for the development and sale of a combined Focus/Ultrasound product. In exchange, CVD received the non-exclusive, royalty-free right to submit PMA supplement applications utilizing an EndoSonics PMA as a reference and to manufacture and distribute CVD products as a supplement to the EndoSonics PMA. In February 1998, the FDA approved the Company's PMA application and, as a result, the CVD can obtain independent FDA supplemental approvals on its products. The EndoSonics Agreement may be terminated in the event of breach upon 60 days notice by the nonbreaching party, subject to the breaching party's right to cure. In addition, in March of 1996, EndoSonics purchased 400,000 shares of CVD's Series B Preferred Stock for a purchase price of $8,000,000, which converted into 800,000 shares of Common Stock upon the consummation of the Company's initial public offering on June 19, 1996. In February 1998, the Company repurchased 300,000 shares of its common stock from Endosonics for an aggregate price of $1,275,000.

      Medtronic, Inc. On July 15, 1996, the Company entered into co-distribution agreements with Medtronic, Inc. ("Medtronic") providing for the co-distribution of the Company's FACT, CAT and ARC balloon angioplasty catheters. Under the terms of these agreements, Medtronic purchased a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. Specific products to be distributed by Medtronic would differ in individual country markets. The initial term of the Medtronic agreements was for a period of three years from the date of first delivery of a product. In May of 1997, Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the agreement. In June 1997, Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the second half of 1997, in that Medtronic did not fulfill its commitment to purchase an additional $1,300,000 in products. See Note 1 to the Consolidated Financial Statements.

      Radiance Medical Systems, Inc. In August 1997, the Company entered into an agreement with Radiance Medical Systems, Inc. ("Radiance"), a 31% equity investee of the Company, to license certain angioplasty technology to be used in conjunction with its development, manufacturing and commercialization of products for the delivery of radiation therapy to the body to treat restenosis resulting from angioplasty. Under the terms of the agreement, Radiance is obligated to pay the Company royalties based upon the sales of licensed products, subject to a minimum payment of $10,000 per year for the two years following March 1998 and an overall minimum royalty of $500,000 from the inception of the agreement to January 1, 2005, to maintain its exclusive license. The agreement may be terminated, subject to a cure period, upon sixty days notice by the non-breaching party.

PATENTS AND PROPRIETARY INFORMATION

      The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company has twenty-three issued U.S. patents covering certain aspects of its catheter technology and licenses, vascular access and SEMS stent technology. No assurance can be given that any issued patents will provide competitive advantages for the Company's products, or that they will not be challenged or circumvented by competitors.

      The interventional cardiovascular market in general and the balloon angioplasty catheter market (including the type of catheters offered by CVD) in particular have been characterized by substantial litigation regarding patent and other intellectual property rights. There can be no assurance that the Company's products do not infringe such patents or rights. During 1997, the Company was sued for trademark infringement regarding the Company's use of the product name "Lynx" in connection with one of the Company's balloon angioplasty catheter product lines. CVD paid no monetary damages but agreed to a consent judgment which prohibits the Company from using this name in the United States. In the event that any such third-parties assert claims against the Company for patent infringement and such patents are upheld as valid and enforceable, the Company could be prevented from utilizing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be so on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. In addition, foreign intellectual property laws may not provide protection commensurate with that provided by U.S. intellectual property laws, and there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The

Company also relies on trade secrets and proprietary technology and enters into confidentiality and non-disclosure agreements with its employees, consultants and advisors. There can be no assurance that the confidentiality of such trade secrets or proprietary information will be maintained by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Litigation may be necessary to defend against claims of infringement or invalidity, to enforce patents issued to the Company or to protect trade secrets. There can be no assurance that any such litigation would be successful. Any litigation could result in substantial costs to, and diversion of resources by, the Company and its officers, which would have a material adverse effect on its business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Reliance on Patents and Proprietary Technology; Risk of Patent Infringement."

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

THIRD-PARTY REIMBURSEMENT

      In the United States, the Company's products are purchased primarily by medical institutions, which then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the health care services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. Healthcare Finance Administration ("HCFA"). The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Reimbursement of interventional procedures utilizing the Company's products is currently covered under a DRG. There can be no assurance that reimbursement for such procedures will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Limitations on Third-Party Reimbursement."

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

      If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review to assure safety and effectiveness, the FDA will require that the manufacturer submit a PMA application that must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and always requires the submission of clinical data. It is expected that certain of the Company's products under development will be subject to this PMA process. The Company recently received approval of its PMA application and, so, can submit PMA supplemental applications to manufacture and distribute CVD products.

      The Company is also required to register as a medical device manufacturer with the FDA and maintain a license with certain state agencies, such as the CDHS. As such, the Company is inspected on a routine basis by both the FDA and the CDHS for compliance with QSR regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. The Company has also undergone and expects to continue to undergo regular QSR inspections in connection with the manufacture of its products at the Company's facilities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting laws and regulations require that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. CVD has received FDA approval to market the FACT and ARC catheters, which utilize the FOCUS technology, for coronary balloon angioplasty. These catheters are marketed outside the United States for use in stent deployment. However, without specific FDA approval for stent deployment, these catheters may not be marketed by the Company in the United States for such use.

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

      International sales of the Company's products are subject to the regulatory requirements in many countries. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. The Company typically relies on its distributors in such foreign countries to obtain the requisite regulatory approvals. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all. In addition, the FDA must approve the export to certain countries of devices that require a PMA but are not yet approved domestically.

      Generally, in order to continue selling its products within the European Economic Area and Switzerland following June 14, 1998, the Company will be required to achieve compliance with the requirements of the Medical Devices Directive ("MDD") and affix CE marking on its products to attest to such compliance; the Company believes that products which have already been delivered to distributors will be able to continue to be sold by such distributors during a subsequent three-year transition period. To achieve compliance, the Company's products must meet the "Essential Requirements" of the MDD relating to safety and performance and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The Company has selected TUV Product Service of Munich, Germany as its Notified Body. The nature of such assessment depends on the regulatory class of the product, and the many of the Company's coronary products are currently in Class III, the highest risk class, and therefore subject to the most rigorous controls.

      In December 1996, the Company received ISO 9001/EN46001 certification from its Notified Body with respect to the manufacturing of all of its products, except the Synthesis coronary stent products. This certification applies to the manufacturing operations in the Company's Irvine facilities and its contracted manufacturing facility in Nieuwegein, Netherlands. In January 1998, the Company obtained the right to affix CE marking to all of its products currently sold in all countries of the European Economic Area and Switzerland. The Company will be subject to continued supervision by its Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD. With respect to products not already cleared for CE marking, the Company will need to comply with the CE marking requirements prior to June 14, 1998, or else it will be unable to sell such additional products in the European Economic Area or Switzerland unless and until compliance is achieved. Failure to achieve such compliance could have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to achieve or maintain compliance required for CE marking on all or any of its products or that it will be able to timely and profitably produce its products while complying with the requirements of the MDD and other regulatory requirements.

PRODUCT LIABILITY

      The Company faces the risk of financial exposure to product liability claims. The Company's products are often used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect tothose products that have received, or in the future may receive, regulatory approval for commercial sale. The Company is currently covered under a product liability insurance policy with coverage limits of $2.0 million per occurrence and $2.0 million per year in the aggregate. There can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. There can be no assurance that the Company will not incur significant product liability claims in the future. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of the Company's products and the Company's ability to obtain and maintain regulatory approval for its products, and could substantially divert the time and effort of management away from the Company's operations.

EMPLOYEES

      As of December 31, 1997, the Company had 139 employees, including 70 in manufacturing, 34 in research, development and regulatory affairs, 26 in sales and marketing and 9 in administration. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

PROPERTIES

      Currently, the Company leases facilities aggregating approximately 35,000 square feet in Irvine, California under lease agreements which expire beginning in 1998. The Company is currently negotiating an agreement with the lessor to extend the Irvine leases for at least three years. It also leases approximately 1,800 square feet in Bonn, Germany. The Company believes its facilities are adequate to meet its requirements through mid-1999.

ITEM 3. LEGAL PROCEEDINGS

      There are no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and key employees of the Company, and their ages as of March 1, 1998, are as follows:

NAME                         AGE      POSITION
----                         ---      --------
Michael R. Henson...........  52      Chief  Executive  Officer and  Chairman of the Board of Directors
Jeffrey F. O'Donnell........  38      President and Chief Operating Officer
Edward A. McDonald..........  57      Vice President, Advanced Technologies
Dana P. Nickell.............  48      Vice  President, Finance and Administration, Chief Financial Officer
Jeffrey H. Thiel............  42      Vice President, Operations
Claire K. Walker............  51      Vice President, Clinical Affairs

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

      Jeffrey F. O'Donnell has served as President and Chief Operating Officer since August 1997. He joined CVD as Vice President, Sales & Marketing in November 1995. Prior to joining CVD, Mr. O'Donnell served as President and Vice President of Marketing and Business Development of Kensey Nash Corporation, a medical device manufacturer, from January 1994 to May 1995. From 1988 to 1994, Mr. O'Donnell held various sales and regional management positions at ACS. Prior to working at ACS, Mr. O'Donnell held senior sales and marketing positions with Boston Scientific and Johnson & Johnson.

      Edward A. McDonald became Vice President of Advanced Technologies in January 1998. From May 1997 to January 1998 he was Vice President of Interpoint Products. He joined CVD in October 1996 as Project Director working on the Self Expanding Microporous Stent project. Before coming to CVD, Mr. McDonald was Founder, President and Chief Executive Officer of Intraluminal Devices, Inc., a medical device developer of vascular stent technology from September 1995 to October 1996. From September 1993 to September 1995 he served as President and Chief Executive Officer of McDonald Medical, a consulting company. Mr. McDonald was President & Chief Executive Officer of Laparomed Corporation, a medical device developer of laproscopic instruments from October 1990 to September 1993.

      Dana P. Nickell joined the Company as Vice President, Finance and Administration and Chief Financial Officer in December 1995 and was appointed Secretary in May 1996. Prior to joining CVD, he was Chief Financial Officer of Innerspace Inc., a medical device manufacturer which filed for bankruptcy protection in 1995, from May 1994 to April 1995. From August 1993 until April 1994, Mr. Nickell served as Chief Financial Officer of Masimo Corporation, a developer of pulse oximeter technology. Between November 1988 and June 1993, Mr. Nickell was Chief Financial Officer and Vice President, Finance, Administration and Business Development of EndoSonics. He also served as Secretary of EndoSonics from January 1990 to August 1992. Mr. Nickell is a Certified Public Accountant.

      Jeffrey H. Thiel has served as Vice President, Operations since October 1996. Prior to joining CVD, Mr. Thiel served as Director of Operations of BEI Medical Systems from May 1995 to October 1996. From July 1989 to November 1994, Mr. Thiel held various Manufacturing and Operation Management positions with St. Jude Medical.

      Claire K. Walker has served as Vice President of Clinical Affairs since April 1997. She joined the Company in November 1994 as Director of Clinical Affairs. From May 1992 to November 1994, Ms. Walker provided clinical marketing consulting services to CVD. From September 1990 to November 1992, Ms. Walker served as a principal of CKW and Associates providing project specific consulting services to InterVentional Technologies, Inc., a medical device company.

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

                                             HIGH            LOW
                                             ----            ---
FISCAL 1996
Second Quarter                              $12 3/4       $10 1/2
Third Quarter                                17 1/2        10 1/4
Fourth Quarter                               17 1/2         9 5/8

FISCAL 1997
First Quarter                               $13 1/4        $7 1/2
Second Quarter                               10 1/4         6 5/8
Third Quarter                                 9 3/8         6 5/8
Fourth Quarter                                8             4 3/4

      On March 4, 1998, the closing sale price of the Common Stock as reported on the Nasdaq National Market was $4.50 per share. As of March 4, 1998, there were approximately 292 holders of record of the Common Stock.

SALES OF UNREGISTERED SECURITIES

      In July 1997, the Company sold approximately 25,000 shares of its common stock to certain principals of Cathex at $7.94 per share, for an aggregate purchase price of $200,000. The securities were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

USE OF PROCEEDS

      The Company has used approximately $2.7 million of the net proceeds from the initial public offering ("IPO") for repayment of certain outstanding indebtedness to EndoSonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until September 30, 1997, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to six officers of the Company and used $4.2 million for working capital. The Company has also used approximately $1.4 million of the net proceeds for machinery and equipment and leasehold improvement purchases. From August 1997 to December 1997, the Company used approximately $2.2 million to repurchase 345,000 shares of the Company's Common Stock. At December 31, 1997, approximately $31.0 million was held in temporary investments, of which approximately $5.0 million is invested in U.S. Treasury and other agencies debt securities and $26.0 million is invested in corporate debt securities.

DIVIDEND POLICY

      The Company has not paid dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                      1993(1)          1994            1995            1996            1997
                                                     --------        --------        --------        --------        --------
                                                                                  (In thousands)

Consolidated Statement of Operations
Data:
Revenue:
  Sales                                              $    126        $  1,169        $  3,462        $  8,384        $ 11,332
  License fee and other from related
    party                                                --             1,000            --               150            --
  Contract                                               --               220             641             200            --
                                                     --------        --------        --------        --------        --------
Total revenue                                             126           2,389           4,103           8,734          11,332
Costs and expenses:
  Cost of sales                                            79             848           2,051           4,111           6,418
  Charge for acquired in-process research
    and development(2)                                  2,001            --               488           2,133            --
  Research and development                                734           1,228           1,683           3,582           7,041
  Marketing and sales                                      94             748           1,526           3,358           6,691
  General and administrative                               96             587           1,331           1,548           2,179
                                                     --------        --------        --------        --------        --------
Total operating costs and expenses                      3,004           3,411           7,079          14,732          22,329
                                                     --------        --------        --------        --------        --------
Loss from operations                                   (2,878)         (1,022)         (2,976)         (5,998)        (10,997)
Other income                                               29              51             102           1,374           2,225
                                                     --------        --------        --------        --------        --------
Net loss                                             $ (2,849)       $   (971)       $ (2,874)       $ (4,624)       $ (8,772)
                                                     ========        ========        ========        ========        ========
Basic and diluted net loss per share
  (proforma through June 1996)(3)                                    $  (0.28)       $  (0.71)       $  (0.69)       $  (0.96)
                                                                     ========        ========        ========        ========
Shares used in computing basic and diluted
  net loss per share (proforma through
  June 1996)(3)                                                         3,487           4,052           6,755           9,118
                                                                     ========        ========        ========        ========


                                                                                       DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                            1993            1994            1995            1996            1997
                                                          --------        --------        --------        --------        --------
                                                                                       (In thousands)
CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                                 $    547        $  3,379        $  1,568        $ 17,192        $  6,141
Marketable securities available-for-sale                      --              --              --            25,733          24,773
Working capital (deficit)                                      (75)          1,366            (774)         46,142          33,828
Total assets                                                   690           4,340           4,002          50,084          41,361
Convertible obligation                                        --              --               750            --              --
Accumulated deficit                                         (2,580)         (3,551)         (6,425)        (11,049)        (19,821)
Total stockholders' equity (net capital deficiency)       $   (241)       $  1,288        $ (1,098)       $ 47,623        $ 37,873


(1) The period from January 1, 1993 to June 9, 1993 reflects the operations of the predecessor to the Company. See Note 1 of Notes to Consolidated Financial Statements.

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

(3) The per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. See Note 1 of Notes to Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page 20.

OVERVIEW

CVD designs, develops, manufactures and markets catheters, stents and related products used to treat certain vascular diseases. The Company's patented catheters utilize its Focus and M3 technologies to deliver therapeutic radial pressure, stents, drugs or contrast media and improved blood flow during angioplasty and stent placement procedures. To date, the majority of the Company's revenue has been derived from sales of its angioplasty and angioplasty-related catheters.

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

In September 1994, CVD and SCIMED, which is now a unit of Boston Scientific Corporation, entered into a Stock Purchase and Technology License Agreement to develop and license CVD's patented combination balloon angioplasty/site-specific drug delivery technology (the Transport product line) for use in the coronary vessels. Through December 31, 1996 the Company had received in the aggregate approximately $2.2 million in license fees, research and development funding and technical assistance from SCIMED under this agreement. The Company received no revenues from SCIMED in 1997. In 1994, SCIMED also purchased a 19% equity position in the Company for a purchase price of $2.5 million. In August 1997, SCIMED exercised warrants to purchase 120,000 shares of CVD's common stock at a price of $3.29 per share. See "Item 1. Business--Strategic Relationships."

In January 1995, the Company and ACS entered into an agreement pursuant to which the Company acquired certain rights to ACS' SmartNeedle Technology, subject to the payment of certain royalties. The parties subsequently confirmed their understanding with respect to certain matters in a second agreement dated March 4, 1996 (collectively, the "ACS Agreements"). Pursuant to the ACS Agreements, ACS was granted the option to acquire the exclusive worldwide rights to certain CVD perfusion technology, which ACS exercised on February 14, 1996. In exchange for this perfusion technology, ACS is obligated to make milestone and minimum annual royalty payments to CVD, and also has certain obligations to develop and market the perfusion technology. Through December 31, 1996 the Company had received approximately $0.35 million in milestone payments under the ACS Agreements. The Company received no payments during 1997. In February 1998, the partners agreed to terminate the perfusion technology Agreement. See "Item 1. Business--Strategic Relationships."

The Company currently sells its products through a combination of medical device distributors and a limited number of direct sales personnel. The Company is a party to three agreements for the U.S. distribution of products incorporating its Focus and M3 technologies. CVD distributed certain products in Japan through an exclusive distribution agreement with Fukuda which was terminated and replaced by the Company in May 1997 with a similar agreement with Cathex. CVD also has distribution agreements with 30 companies covering 35 countries outside the United States and Japan. See "Item 1. Business --Strategic Relationships."

On July 15, 1996, the Company entered into co-distribution agreements with Medtronic, providing for the co-distribution of the Company's FACT, CAT and ARC balloon angioplasty catheters. Under the terms of these agreements, Medtronic purchased a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. Specific products to be distributed by Medtronic would differ in individual country markets. The initial term of the Medtronic agreements was for a period of three years from the date of first delivery of a product. In May 1997, Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the agreement. In June 1997, Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the second half of 1997 in that Medtronic did not fulfill its commitment to purchase an additional $1,300,000 in products. See "Item 1. Business--Strategic Relationships."

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and December 31, 1997

Sales Revenue. Sales revenue increased to $11.3 million in 1997 from $8.4 million in 1996, representing an increase of 35%. The increase resulted primarily from increased sales of the Company's Focus catheters, and, to a lesser extent, the introduction of new coronary stent products. Sales of products through Medtronic under the Company's co-exclusive distribution agreement and sales of products in Japan through the Company's exclusive distribution relationships with Fukuda and Cathex accounted for 7 % and 13 %, respectively, of total product sales in 1997. The Agreements with Medtronic and Fukuda were terminated in 1997. See "Item 1. Business--Strategic Relationships."

License Fee and Other Revenue. There were no license fees or other revenues from ACS in 1997, compared with $0.2 million in 1996. In February of 1998, ACS elected to terminate the technology license agreement with the Company. See "Item 1. Business--Strategic Relationships."

Contract Revenue. There were no contract revenues from SCIMED in 1997, compared with $0.2 million in 1996. See "Item 1. Business--Strategic Relationships."

Cost of Sales. Cost of sales increased to $6.4 million in 1997 from $4.1 million in 1996. This increase resulted primarily from increased manufacturing volumes related to increased product sales and reserves and allowances of approximately $1.0 million for excess product inventories. The increase in the allowance for excess inventories resulted from increased product manufactured for sales forecasts which were subsequently lowered and unfulfilled purchase commitments. The Company considered remaining shelf life and anticipated sales volumes in determining the amount of allowance needed.

Charge for Acquired In-process Research and Development. The Company incurred a charge of $2.1 million in 1996 in connection with the acquisition of Intraluminal Devices, Inc. ("IDI"). The excess of the purchase price of IDI over the fair market value of the net assets acquired was recorded as in-process research and development. The acquired in-process research and development was immediately written off as IDI was in the development stage and had not yet received regulatory approval for any of its products at the time of the acquisition. There were no similar charges in 1997.

Research and Development. Research and development increased to $7.0 million in 1997 compared to $3.6 million in 1996, representing an increase of 97%. This increase resulted primarily from expenditures on the development of Focus technology, vascular stents and vascular access products. The Company believes it must maintain a substantial commitment to research and development to remain competitive and expects expenditures related to research and development to increase.

Marketing and Sales. Marketing and sales expenses increased to $6.7 million in 1996 from $3.4 million in 1996, representing an increase of 99%. This increase resulted mainly from the expansion of the Company's direct sales force in the United States and marketing expenses related to the product launch of the coronary stent products in foreign markets. The Company expects to expand and expects expenses associated with these activities to increase in the future as it expands.

General and administrative. General and administrative expenses increased to $2.2 million in 1997 from $1.5 million in 1996, representing an increase of 41%. The added costs were primarily due to additions in administrative staff and the added costs of operating as a public company for an entire year. The Company began trading as a public company on June 20, 1996.

Other Income. Other income, principally interest income, increased to $2.2 million in 1997 from $1.4 million in 1996. The 62% increase primarily resulted from the investment of the net proceeds of the Company's initial public offering for the entire year of 1997.

Years Ended December 31, 1995 and December 31, 1996

Sales Revenue. Sales revenue increased to $8.4 million in 1996 from $3.5 million in 1995, representing an increase of 140%. The increase resulted primarily from increased sales of the Company's Focus catheters, and, to a lesser extent, the introduction of new products. Sales of products through Medtronic under the Company's co-exclusive distribution agreement and sales of products in Japan through the Company's exclusive distribution relationship with Fukuda accounted for 22% and 15%, respectively, of total product sales in 1996.

License Fee and Other Revenue. License fee and other revenue from ACS remained constant at $0.2 million in both 1996 and 1995. See "Item 1. Business--Strategic Relationships."

Contract Revenue. Contract Revenue was $0.2 million in 1996 and $0.6 in 1995. This decrease stemmed from reduced technology development and other support from SCIMED. See "Item 1. Business--Strategic Relationships."

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

The Company has experienced an operating loss for each of the last three years and expects to continue to incur operating losses through at least 1998. CVD's results of operations have varied significantly from quarter to quarter. Quarterly operating results depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuation revenues. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to achieve or maintain profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily from the sale of its equity securities, advances from EndoSonics, licensing its technologies and through international product distribution agreements. Prior to the Company's initial public offering, the Company had raised an aggregate of approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital from EndoSonics, which was repaid to EndoSonics during the third quarter of 1996. In the third quarter of 1996, the Company closed its initial public offering of common stock, resulting in net proceeds of $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. For the years ended December 31, 1997, 1996 and 1995, the Company's net cash used in operating activities was $9.8, $ 6.2 million and $2.1 million, respectively. These increases were primarily due to funding of operating losses and the charges for acquired in-process research and development.

On December 31, 1997, CVD had cash, cash equivalents and marketable securities available for sale of $30.9 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and to utilize increased levels of working capital to finance its accounts receivable and inventories, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through June 30, 1999. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

RISK FACTORS

History of Operating Losses; Anticipated Future Losses; Future Capital Requirements. The Company was founded in 1992 and has experienced annual operating losses since its inception. Its net loss was $8.8 million, $4.6 million and $2.9 million in 1997, 1996 and 1995, respectively. The Company's accumulated deficit at December 31, 1997 was $19.8 million. The Company expects to continue to incur operating losses through at least 1998 and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. The Company expects to incur substantially increased costs related to, among other things, clinical testing, product development, manufacturing scale-up and sales and marketing activities. The Company anticipates that its existing capital resources will be sufficient to fund its operations through June 30, 1999. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment and scale-up of manufacturing capacity, the establishment of sales and marketing capabilities, the establishment of collaborative relationships with other parties and costs related to the acquisition of new technologies and product development. The Company may require additional funds to finance these activities and for working capital requirements. The Company may seek such funds through financings, including private or public equity or debt offerings and collaborative arrangements with corporate partners. There can be no assurance that funds will be raised on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Limited Sales to Date; Uncertainty of Market Acceptance. The Company's catheters and stents are used in conjunction with angioplasty and other intravascular procedures such as vascular stenting and drug delivery. Although the Company has received regulatory clearance for a total of 84 product models, only 52 of such product models have been marketed. Of those products which have been marketed, many have been marketed only in limited quantities or in certain markets, or are allowed to be marketed only in certain countries. In addition, while interventional catheters are widely used technologies, the Company's catheter designs are relatively new. The commercial success of the Company's products will depend upon their acceptance by the medical community as useful, cost-effective components of interventional cardiovascular and peripheral vascular procedures, including the acceptance by the medical community of stents and the availability and acceptance of therapeutic drugs for use in interventional procedures. The Company currently relies upon relationships with certain prominent doctors and researchers in the medical community to promote the uses and acceptance of its approved products. There can be no assurance that the Company will be able to maintain such relationships or establish additional relationships in the future. The erosion or loss of any such relationship could detrimentally affect the market acceptance of the Company's products. Failure of the Company's products to achieve such market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Products."

Fluctuations in Quarterly Operating Results. CVD's results of operations have varied significantly from quarter to quarter. The Company has experienced an operating loss for each of the last six years. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuating revenues. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to achieve or maintain profitability in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reliance on Patents and Proprietary Technology; Risk of Patent Infringement. While the Company owns certain issued and allowed U.S. patents and has additional U.S. and foreign patent applications pending, there can be no assurance that the Company's patent applications will issue as patents or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The interventional cardiovascular and peripheral vascular markets in general and the market for balloon angioplasty catheters and coronary stents (including the types of catheters and stents offered by CVD) in particular has been characterized by substantial litigation regarding patent and other intellectual property rights. There can be no assurance that the Company's products do not infringe such patents or rights. During 1997, the Company was sued for trademark infringement regarding the Company's use of the product name "Lynx" in connection with one of the Company's balloon angioplasty catheter product lines. CVD paid no monetary damages but agreed to a consent judgment which prohibits the Company from using this name in the United States.

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

Significant Competition. Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. The interventional cardiology market is characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's catheters, coronary stents and other products under development compete or will compete with products marketed by a number of manufacturers, including Advanced Cardiovascular Systems, Inc., a subsidiary of Guidant Corporation ("ACS"), SCIMED Life Systems, Inc., a subsidiary of Boston Scientific Corporation ("SCIMED"), Johnson & Johnson Interventional Systems ("JJIS") and Cordis Corporation, subsidiaries of Johnson & Johnson, Medtronic, Inc., C.R. Bard, Inc. and Schneider USA, a subsidiary of Pfizer, Inc. Such companies have significantly greater financial, management and other resources, established market positions, and significantly larger sales and marketing organizations than does the Company. The Company also faces competition from manufacturers of other catheter-based devices, vascular stents and pharmaceutical products intended to treat vascular disease. In addition, the Company believes that many of the customers and potential customers of the Company's products prefer to purchase catheter and stent products from a single source. Accordingly, many of the Company's competitors, because of their size and range of product offerings, have a competitive advantage over the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more clinically effective or cost effective than any that are being marketed or developed by the Company, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products prior to the Company. See "Item 1. Business--Competition."

Limited Manufacturing Experience. The Company's success will depend in part on its ability to manufacture its products in compliance with ISO 9001, the FDA's QSR requirements, California Department of Health Services ("CDHS") licensing and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company began manufacturing certain of its products at its facilities in July 1995. The Company also introduced a significant number of new products in 1996 and 1997. Accordingly, the Company has limited experience in manufacturing its products. The Company has undergone and expects to continue to undergo regular QSR inspections in connection with the manufacture of its products at the Company's facilities. The Company's success will depend, among other things, on its ability to efficiently manage the simultaneous manufacture of different products and to integrate the manufacture of new products with existing products. There can be no assurance that the Company will not encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to successfully commence the manufacturing of these new products, or to increase production volumes of new or existing products in a timely manner, would materially adversely affect the Company's business, financial condition and results of operations. Failure to increase production volumes in a timely or cost-effective manner or to achieve or maintain compliance with ISO 9001, QSR requirements, CDHS licensing or other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Potential Inability to Manage Growth. Prior to June 1996, the Company historically relied on EndoSonics to perform certain activities on its behalf, including manufacturing, financial, regulatory and administrative functions. Since July 1995, CVD has conducted its manufacturing operations at its facilities in Irvine and also currently performs the financial, regulatory and administrative functions previously performed by EndoSonics. Accordingly, the Company has experienced a period of significant expansion of its operations that has placed a significant strain upon its management systems and resources. The Company has implemented a number of new financial and management controls, reporting systems and procedures. The Company also plans to expand the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on the Company's management resources. The Company's ability to manage future expansion of its operations will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation. The manufacturing and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and in other countries. The Company believes that its success will be significantly dependent upon commercial sales of improved versions of its catheter and coronary stent products. The Company will not be able to market these new products in the United States unless and until the Company obtains approval or clearance from the FDA. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

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

If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review to assure safety and effectiveness, the FDA will require that the manufacturer submit a PMA application that must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and always requires the submission of clinical data. It is expected that certain of the Company's products under development will be subject to this PMA process. In February 1998, the FDA approved the Company's PMA application and, so, the Company can now independently seek approval of its products.

The Company is also required to register as a medical device manufacturer with the FDA and maintain a license with certain state agencies, such as the CDHS. As such, the Company is inspected on a routine basis by both the FDA and the CDHS for compliance with QSR requirements. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. The Company has also undergone and expects to continue to undergo regular QSR inspections in connection with the manufacture of its products at the Company's facilities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting laws and regulations require that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. CVD has received FDA approval to market the FACT and ARC catheters, which utilize the Focus technology, for coronary balloon angioplasty. These catheters are marketed outside the United States for use in stent deployment. However, without specific FDA approval for stent deployment, these catheters may not be marketed by the Company in the United States for such use.

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

      International sales of the Company's products are subject to the regulatory requirements in many countries. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. The Company typically relies on its distributors in such foreign countries to obtain the requisite regulatory approvals. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all. In addition, the FDA must approve the export to certain countries of devices that require a PMA but are not yet approved domestically.

      Generally, in order to continue selling its products within the European Economic Area and Switzerland following June 14, 1998, the Company will be required to achieve compliance with the requirements of the Medical Devices Directive ("MDD") and affix CE marking on its products to attest to such compliance. The Company believes that products which have already been delivered to distributors will be able to continue to be sold by such distributors during a subsequent three-year transition period. To achieve compliance, the Company's products must meet the "Essential Requirements" of the MDD relating to safety and performance and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The Company has selected TUV Product Service of Munich, Germany as its Notified Body. The nature of such assessment depends on the regulatory class of the product, and the many of the Company's coronary products are currently in Class III, the highest risk class, and therefore subject to the most rigorous controls.

      In December 1996, the Company received ISO 9001/EN46001 certification from its Notified body with respect to the manufacturing of all of its products. This certification applies to the manufacturing operations in the Company's

Irvine facilities and its contracted manufacturing facility in Nieuwegein, Netherlands. In January 1998, the Company obtained the right to affix CE marking to all of its products currently sold in all countries of the European Economic Area and Switzerland. The Company will be subject to continued supervision by its Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD. With respect to products not already cleared for CE marking, the Company will need to comply with the CE marking requirements prior to June 14, 1998, or else it will be unable to sell such additional products in the European Economic Area or Switzerland unless and until compliance is achieved. Failure to achieve such compliance could have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to achieve or maintain compliance required for CE marking on all or any of its products or that it will be able to timely and profitably produce its products while complying with the requirements of the MDD and other regulatory requirements.

Limited Marketing and Sales Resources; Dependence Upon Strategic Partners. CVD intends to rely primarily on certain strategic relationships, medical device distributors and its direct sales organization to distribute its products, some of which are competitors of the Company. See "Item 7. Risk Factors--Significant Competitors. The Company's ability to distribute its products successfully depends in part on the marketing capabilities of its strategic partners. In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to distribute their products effectively without a relationship with one or more of the major suppliers. The Company is currently marketing certain of its products through licensing agreements with SCIMED and ACS. In addition, Cathex Co., Ltd. ("Cathex") is currently the Company's exclusive distributor in Japan for certain products. Cathex is also responsible for obtaining regulatory approval for the Company's products in Japan. The Company's revenue from its distributor relationships is dependent upon the efforts made by such parties and there can be no assurance that such efforts will be successful. There can be no assurance that the Company will be able to maintain or expand its relationships with its strategic partners or to replace its strategic partners in the event any such relationship were terminated. In the event of such a termination, the Company's ability to distribute its products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CVD currently has a limited marketing and sales staff. The Company intends to expand its direct sales force to market the Company's expanded product offerings. However, there can be no assurance that CVD will successfully expand its direct sales and marketing organization, or that if expanded, such organization will be able to effectively distribute CVD's products. If CVD is unable to achieve distribution of its products through its direct sales organization, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company also has a product development relationship with SCIMED. In prior years, SCIMED funded certain research and development efforts undertaken by CVD in the area of combined drug delivery and coronary angioplasty. If CVD is unable to obtain new relationships its product development efforts could be materially adversely affected. Any disruption of the Company's product development efforts would have a material adverse affect on the Company's business, financial condition and results of operations. See "Item 1. Business--Marketing and Sales" and "Item 1. Business--Strategic Relationships."

Dependence Upon International Sales. In 1997, 1996 and 1995, the Company's international sales were $6.6 million, $3.5 million and 2.1 million, respectively, or 58%, 42% and 59%, respectively, of product sales. The Company expects to continue to derive significant revenue from international sales and therefore a significant portion of the Company's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, inadequate protection of intellectual property, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions, could have an adverse effect on the Company's business, financial condition and results of operation. In foreign countries, the Company's products are subject to governmental review and certification. The regulation of medical devices, particularly in the European Union, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Control by Existing Stockholder; Limitations on Pooling-of-Interests Accounting in Merger Transactions. EndoSonics owns approximately 20% of the Company's outstanding voting Common Stock. As a result of the cumulative voting provision in the Company's Amended and Restated Certificate of Incorporation, EndoSonics is virtually assured of electing at least one member to the Company's five person board of directors. The Company has proposed an amendment to the Amended and Restated Certificate of Incorporation to eliminate cumulative voting of directors which will be voted on at the 1998 Annual Meeting of Stockholders. However, even in the event of approval of the amendment, Endosonics, as the Company's largest single stockholder, will be able to exert significant influence over the Company's affairs and the conduct of its business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company. In accordance with applicable accounting standards, the Company is prohibited from accounting for a merger transaction, of or by the Company, as a pooling-of-interests for a period of two years following June 25, 1996, the date on which EndoSonics ceased to control 50% of the outstanding voting Common Stock of the Company. As a result, any business combination consummated prior to the expiration of such period would have to be accounted for using the purchase method. Under the purchase method, the excess of the purchase price over the net book value of the assets acquired would be amortized as an expense, which could result in a significant negative impact on the acquirer's results of operations and, therefore, reduce the attractiveness of, or the price paid in, a particular acquisition transaction.

On January 27, 1997, EndoSonics announced that in connection with the acquisition of Cardiometrics, Inc. ("Cardiometrics") by EndoSonics pursuant to an Agreement and Plan of Reorganization, dated as of January 26, 1997, among EndoSonics, River Acquisition Corporation, a wholly-owned subsidiary of EndoSonics, and Cardiometrics, shares of the Company's Common Stock held by EndoSonics would be distributed to the former stockholders, warrantholders and optionholders of Cardiometrics. This acquisition was completed on July 23, 1997, and EndoSonics distributed a total of 1,060,630 shares of CVD Common Stock. After such distribution, EndoSonics owned approximately 33% of the Company's outstanding Common Stock. On September 26, 1997, EndoSonics made a dividend distribution of one CVD share for every 25 EndoSonics shares to its stockholders and option holders of record on September 5, 1997. The distribution totaled 707,054 shares of CVD Common Stock, and reduced EndoSonics' ownership to approximately 2,210,000 shares or 25% of the Company's Common Stock outstanding. In February 1998, the Company purchased 300,000 shares of its Common Stock from EndoSonics, thereby reducing their ownership to approximately 20% of the voting Common Stock outstanding.

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

Effect of Certain Charter Provisions; Anti-takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company. In addition, the Company has proposed two amendments to its Amended and Restated Certificate of Incorporation which will be voted on at the 1998 Annual Meeting of Stockholders. One proposal eliminates cumulative voting of directors, while the other proposal divides the Board of Directors into three classes for staggered terms of three years. Both amendments are designed to protect stockholder interests in the event of hostile takeover attempts against the Company. However, either one of both amendments may have the effect of delaying, deterring, or preventing a change in control of the Company, which could adversely affect the market price of the Company's Common Stock. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

Impact of Year 2000. The Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process finance, sales and inventory transactions or engage in similar normal business activities.

The Company has completed an assessment and will have to upgrade portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at $5,000 since the upgrades will be to existing software, which will be capitalized. To date, the Company has spent a minor amount, primarily for the assessment of the Year 2000 issue and the development of a modification plan and upgrade of software.

The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with upgrades of existing software, the year 2000 issue will not create significant operational problems for its computer systems. However, if such upgrades are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resource and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Absence of Dividends. The Company has never paid any cash dividends on the Common Stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
Report of Ernst & Young LLP, Independent Auditors..............................   F-1

Financial Statements
       Consolidated Balance Sheets.............................................   F-2
       Consolidated Statements of Operations...................................   F-3
       Consolidated Statement of Stockholders' Equity (Net Capital Deficiency).   F-4
       Consolidated Statements of Cash Flows...................................   F-5
       Notes to Consolidated Financial Statements..............................   F-6

      The financial statement schedule listed under Part IV, Item 14, is filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

      The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 19, 1998. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 19, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 19, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 19, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

            1.    Financial Statements.

                  Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets - December 31, 1996 and 1997 Consolidated Statements of Operations
                    for the years ended December 31, 1995, 1996 and 1997
                  Consolidated Statements of Stockholders' Equity
                    for the years ended December 31, 1995, 1996 and 1997
                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 1995, 1996 and 1997
                  Notes to Consolidated Financial Statements
                    for the years ended December 31, 1995, 1996 and 1997

            2.    Financial Statement Schedule.

                  II - Valuation and Qualifying Accounts

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

3.1(3)    Certificate of Incorporation.

3.2(3)    Amended Bylaws.

4.1(1)    Specimen Certificate of Common Stock.

10.1(3) Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

10.2(3)** The Registrant's 1996 Stock Option Plan and forms of agreements thereunder.

10.3(3)**  The Registrant's Employee Stock Purchase Plan and forms of agreement thereunder.

10.4(3) Series A Supplemental Stock Purchase Agreement dated June 5, 1992, by and between Endosonics and CVD.

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

10.16(1) Waiver and Grant of Warrant dated May 2, 1996 by and between SCIMED, CVD and EndoSonics.

10.17(2) Amendment to Japanese Distribution Agreements dated May 13, 1996 by and between CVD and Fukuda.

10.18(4)*  Supply Agreement dated July 15, 1996 by and between CVD and
           Medtronic, Inc.

10.19(4)*  OEM Agreement dated July 15, 1996 by and between CVD and Medtronic,
           Inc.

10.20(6)   License Agreement dated May 16, 1997 by and between CVD and
           Endosonics.

10.21(6) Registration Rights Agreement dated May 14, 1997 by and between CVD and EndoSonics.

10.22(7)** 1997 Supplemental Stock Option Plan.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

24.1 Power of Attorney. (Reference is made to page 34 of this Annual Report on Form 10-K.)

27.1       Financial Data Schedule.

----------

*     Confidential treatment requested.

**    Indicates compensatory plan or arrangement.

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

(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 19, 1997.

(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CARDIOVASCULAR DYNAMICS, INC.



Date:  March 30, 1998         By:  /s/  Michael  R. Henson
                                   -----------------------------------
                                   Michael R. Henson
                                   Chief Executive Officer
                                   (Principal Executive Officer) and Chairman



Date:  March 30, 1998         By:  /s/ Dana P. Nickell
                                   -----------------------------------
                                   Dana P. Nickell
                                   Vice President, Finance and Administration,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)

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

             SIGNATURE                          TITLE                              DATE
             ---------                          -----                              ----


        /s/ Michael R. Henson          Chief Executive Officer                 March 30, 1998
-----------------------------------    (Principal Executive
        (Michael R. Henson)            Officer) and Chairman



        /s/ Dana P. Nickell            Vice President, Finance and             March 30, 1998
-----------------------------------    Administration, Chief Financial
        (Dana P. Nickell)              Officer and Secretary (Principal
                                       Financial and Accounting Officer)



        /s/ Franklin D. Brown          Director                                March 30, 1998
-----------------------------------
        (Franklin D. Brown)


        /s/ William G. Davis           Director                                March 30, 1998
-----------------------------------
        (William G. Davis)


        /s/ Gerard von Hoffmann        Director                                March 30, 1998
-----------------------------------
        (Gerard von Hoffmann)


        /s/ Edward M. Leonard          Director and Assistant Secretary        March 30, 1998
-----------------------------------
        (Edward M. Leonard)

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CardioVascular Dynamics, Inc.

      We have audited the accompanying consolidated balance sheets of CardioVascular Dynamics, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioVascular Dynamics, Inc. and subsidiaries at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP


Orange County, California
January 29, 1998

                          CARDIOVASCULAR DYNAMICS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                       December 31
                                                                                --------------------------
                                                                                   1996            1997
                                                                                ----------      ----------
                                     ASSETS

Current Assets:
    Cash and cash equivalents ...........................................       $   17,192      $    6,141
    Marketable securities available-for-sale ............................           25,733          24,773
    Accounts receivable, net of allowance for doubtful accounts of $377
      and $500, respectively ............................................            2,268           2,752
    Other accounts receivable ...........................................              320             282
    Inventories .........................................................            2,899           3,205
    Other current assets ................................................              162             163
                                                                                ----------      ----------
          Total current assets ..........................................           48,574          37,316
Property and Equipment:
    Furniture and equipment .............................................            1,161           1,871
    Leasehold improvements ..............................................              310             322
                                                                                ----------      ----------
                                                                                     1,471           2,193
    Less accumulated depreciation and amortization ......................             (289)           (643)
                                                                                ----------      ----------
      Net property and equipment ........................................            1,182           1,550
    Goodwill, net of amortization of $78 ................................               --           1,809
    Notes receivable from officers ......................................              325             273
    Other assets ........................................................                3             413
                                                                                ----------      ----------
      Total assets ......................................................       $   50,084      $   41,361
                                                                                ==========      ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ...............................       $    2,382      $    3,488
    Deferred distributorship fee revenue, current portion ...............               50              --
                                                                                ----------      ----------
    Total current liabilities ...........................................            2,432           3,488
Deferred distributorship fee revenue ....................................               29              --

Commitments (Note 10)
Stockholders' equity
    Convertible Preferred Stock, $.001 par value; 7,560,000 shares
        authorized, 2,000,000 and no shares issued and outstanding.......               --              --
    Common Stock, $.001 par value; 30,000,000 shares authorized,
        9,004,000 and 9,389,000 shares issued and outstanding at December
        31, 1996 and 1997, respectively .................................                9               9
    Additional paid-in capital ..........................................           58,869          60,371
    Deferred compensation ...............................................             (376)           (634)
    Accumulated deficit .................................................          (11,049)        (19,821)
    Treasury stock, at cost, 345,000 common shares ......................               --          (2,205)
    Unrealized gain on available-for-sale securities ....................              170             176
    Unrealized exchange rate loss .......................................               --             (23)
                                                                                ----------      ----------
        Total stockholders' equity ......................................           47,623          37,873
                                                                                ----------      ----------
        Total liabilities and stockholders' equity ......................       $   50,084      $   41,361
                                                                                ==========      ==========


                             See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
Revenue:                                                                        1995            1996            1997
                                                                             ----------      ----------      ----------
      Sales ..........................................................       $    3,462      $    8,384      $   11,332

      License fee and other from related party .......................             --               150            --
      Contract .......................................................              641             200            --
                                                                             ----------      ----------      ----------
        Total revenue ................................................            4,103           8,734          11,332
Operating costs and expenses:
      Cost of sales ..................................................            2,051           4,111           6,418
      Charge for acquired in-process research and development ........              488           2,133            --
      Research and development .......................................            1,683           3,582           7,041
      Marketing and sales ............................................            1,526           3,358           6,691
      General and administrative (including $340 and $156 for the years ended December 31, 1995 and 1996, respectively, paid to
           EndoSonics) ...............................................            1,331           1,548          2,179
                                                                             ----------      ----------      ----------

        Total operating costs and expenses ...........................            7,079          14,732          22,329
                                                                             ----------      ----------      ----------
     Loss from operations ............................................           (2,976)         (5,998)        (10,997)
Other Income:
     Interest income .................................................               42           1,324           2,201
     Distributorship fees and other income ...........................               60              50              24
                                                                             ----------      ----------      ----------
        Total other income ...........................................              102           1,374           2,225
                                                                             ----------      ----------      ----------
     Net Loss ........................................................       $   (2,874)     $   (4,624)     $   (8,772)
                                                                             ==========      ==========      ==========
     Basic and diluted net loss per share (pro forma through
        June 1996) ...................................................       $    (0.71)     $    (0.69)     $    (0.96)
                                                                             ==========      ==========      ==========
     Shares used in computing basic and diluted net loss per share
        (pro forma through June 1996) ................................            4,052           6,755           9,118
                                                                             ==========      ==========      ==========


                             See accompanying notes.

                         CARDIOVASCULAR DYNAMICS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                      (In thousands, except share amounts)

                                                Preferred Stock               Common Stock           Additional
                                            ------------------------    ------------------------      Paid-In      Deferred
                                              Shares        Amount        Shares        Amount        Capital    Compensation
                                            ----------    ----------    ----------    ----------    ----------   ------------
Balance at December 31, 1994 ..........           --      $     --       4,000,000    $        4    $    4,835          --
Additional effects of merger with
       EndoSonics Acquisition Corp. ...           --            --            --            --             488          --
Issuance of Preferred Stock in
       Exchange for Common Stock ......      2,000,000             2    (4,000,000)           (4)            2          --
Deferred compensation resulting
       From grant of options ..........           --            --            --            --             345          (345)
Net Loss ..............................           --            --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1995 ..........      2,000,000             2          --            --           5,670          (345)
Sale of Preferred Stock to EndoSonics .        400,000          --            --            --           8,000          --
Conversion of Preferred Stock .........     (2,400,000)           (2)    4,800,000             5            (3)         --
Exercise of Common Stock Options ......           --            --         139,000          --             138          --
Initial Public Offering of
       Common Stock ...................           --            --       3,910,000             4        42,764          --
Deferred compensation resulting
       From grant of options ..........           --            --            --            --             150          (150)
Amortization of deferred
       Compensation ...................           --            --            --            --            --             119
Acquisition of Intraluminal
       Devices, Inc. ..................           --            --          93,000          --           1,400          --
Conversion of $750,000 debit by
       Fukuda Denshi ..................           --            --          62,000          --             750          --
Net  loss .............................           --            --            --            --            --            --
Unrealized gain on investments ........           --            --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------    ----------
Balance of December 31, 1996 ..........           --            --       9,004,000             9        58,869          (376)
Exercise of common stock options ......           --            --         208,000          --             238          --
Employee stock purchase plan ..........           --            --          33,000          --             266          --
SCIMED warrant exercise ...............           --            --         120,000          --             377          --
Sale of common stock to Cathex ........           --            --          25,000          --             200          --
Expense repayment by Intraluminal
       Devices, Inc. by transfer and
       cancellation of common stock ...           --            --          (1,000)         --             (16)         --
Deferred compensation resulting from
       grant of options ...............           --            --            --            --             437          (437)
Amortization of deferred
       compensation ...................           --            --            --            --            --             179
Treasury Common Stock .................           --            --            --            --            --            --
Net Loss ..............................           --            --            --            --            --            --
Unrealized gain on investments ........           --            --            --            --            --            --
Unrealized exchange rate loss .........           --            --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1997 ..........           --      $     --       9,389,000    $        9    $   60,371    $     (634)
                                            ==========    ==========    ==========    ==========    ==========    ==========

                                                                                                                  Total
                                                                                                                Stockholders'
                                                                  Treasury           Unrealized    Unrealized      Equity
                                            Accumulated    -----------------------     Gain on      Exchange    (Net Capital
                                               Deficit       Shares       Amount     Investments    Rate Loss    Deficiency)
                                            -----------    ----------   ----------   -----------   ----------    ----------
Balance at December 31, 1994 ..........      $   (3,551)         --     $     --      $     --     $     --      $    1,288
Additional effects of merger with
       EndoSonics Acquisition Corp. ...            --            --           --            --           --             488
Issuance of Preferred Stock in
       Exchange for Common Stock ......            --            --           --            --           --            --
Deferred compensation resulting
       From grant of options ..........            --            --           --            --           --            --
Net Loss ..............................          (2,874)         --           --            --           --          (2,874)
                                             ----------    ----------   ----------    ----------   ----------    ----------
Balance at December 31, 1995 ..........          (6,425)         --           --            --           --          (1,098)
Sale of Preferred Stock to EndoSonics .            --            --           --            --           --           8,000
Conversion of Preferred Stock .........            --            --           --            --           --            --
Exercise of Common Stock Options ......            --            --           --            --           --             138
Initial Public Offering of
       Common Stock ...................            --            --           --            --           --          42,768
Deferred compensation resulting
       From grant of options ..........            --            --           --            --           --            --
Amortization of deferred
       Compensation ...................            --            --           --            --           --             119
Acquisition of Intraluminal
       Devices, Inc. ..................            --            --           --            --           --           1,400
Conversion of $750,000 debit by
       Fukuda Denshi ..................            --            --           --            --           --             750
Net  loss .............................          (4,624)         --           --            --           --          (4,624)
Unrealized gain on investments ........            --            --           --             170         --             170
                                             ----------    ----------   ----------    ----------   ----------    ----------
Balance of December 31, 1996 ..........         (11,049)         --           --             170         --          47,623
Exercise of common stock options ......            --            --           --            --           --             238
Employee stock purchase plan ..........            --            --           --            --           --             266
SCIMED warrant exercise ...............            --            --           --            --           --             377
Sale of common stock to Cathex ........            --            --           --            --           --             200
Expense repayment by Intraluminal
       Devices, Inc. by transfer and
       cancellation of common stock ...            --            --           --            --           --             (16)
Deferred compensation resulting from
       grant of options ...............            --            --           --            --           --            --
Amortization of deferred
       compensation ...................            --            --           --            --           --             179
Treasury Common Stock .................            --             345       (2,205)         --           --          (2,205)
Net Loss ..............................          (8,772)         --           --            --           --          (8,772)
Unrealized gain on investments ........            --            --           --               6         --               6
Unrealized exchange rate loss .........            --            --           --            --            (23)          (23)
                                             ----------    ----------   ----------    ----------   ----------    ----------
Balance at December 31, 1997 ..........      $  (19,821)   $      345   $   (2,205)   $      176   $      (23)   $  (37,873)
                                             ==========    ==========   ==========    ==========   ==========    ==========

                             See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               YEAR END DECEMBER 31,
                                                                        -----------------------------------
                                                                          1995         1996          1997
                                                                        --------    ---------      --------
Operating activities
  Net loss .........................................................    $(2,874)     $ (4,624)     $ (8,772)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...................................         74           182           432
   Amortization of deferred compensation ...........................       --             119           179
   Bad debt expense ................................................        249           221           318
   Charge for acquired in-process research and development .........        488         1,400          --
  Net changes in:
   Trade accounts receivable, net ..................................       (639)       (1,372)       (2,767)
   Receivable from related parties .................................        125          --            --
   Inventories .....................................................       (704)       (2,145)           10
   Other assets ....................................................       (135)         (671)           37
   Accounts payable and accrued expenses ...........................      1,369           698           836
   Deferred distributor fee revenue ................................        (54)          (50)          (79)
                                                                        -------      --------      --------
Net cash used in operating activities ..............................     (2,101)       (6,242)       (9,806)
Investing activities:
  Purchase of available-for-sale securities ........................       --         (25,563)      (43,208)
  Sales of available-for-sale securities ...........................       --            --          44,174
  Capital expenditures for furniture, fixtures and equipment .......       (443)         (940)         (699)
  Purchase of Clintec, net of cash acquired ........................       --            --             (30)
  Change in other assets ...........................................       --            --            (358)
                                                                        -------      --------      --------
Net cash used in investing activities ..............................       (443)      (26,503)         (121)
                                                                                                   --------
Financing activities:
  Proceeds from issuance of convertible obligation .................        750          --            --
  Proceeds from sale of Common Stock ...............................       --          42,768           466
  Proceeds from exercise of stock warrants .........................       --            --             377
  Proceeds from exercise of stock options ..........................       --             138           238
  Proceeds from sale of Preferred Stock to EndoSonics ..............       --           8,000          --
  Purchase of treasury common stock ................................       --            --          (2,205)
  Payable to EndoSonics, net .......................................        (17)       (2,537)         --
                                                                        -------      --------      --------
Net cash provided by (used in) financing activities ................        733        48,369        (1,124)
                                                                        -------      --------      --------
Net increase (decrease) in cash ....................................     (1,811)       15,624       (11,051)
Cash and cash equivalents, beginning of period .....................      3,379         1,568        17,192
                                                                        -------      --------      --------
Cash and cash equivalents, end of period ...........................    $ 1,568      $ 17,192      $  6,141
                                                                        =======      ========      ========

Supplemental disclosure of non-cash financing activities:

Common stock issued upon the acquisition of Intraluminal
   Devices, Inc., Note 1 ...........................................    $  --        $  1,400      $     --
Conversion of Debentures to Common Stock, Note 5 ...................       --             750            --


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

In 1994 and 1996, the Board of Directors of CVD approved a 16,200-for-1 and a 2-for-1 Common Stock split, respectively, which has been reflected retroactively for all periods in the accompanying financial statements.


On June 25, 1996, the Company closed its initial public offering (the "Offering") which consisted of 3,400,000 shares of Common Stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their overallotment option to purchase an additional 510,000 shares of Common Stock at $12.00 per share. CVD received net offering proceeds from the sale of Common Stock of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the Offering.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In October 1996, CVD acquired 100% of the common stock of Intraluminal Device, Inc. ("IDI") in exchange for CVD common stock valued at $1.4 million. The acquisition was accomplished through the formation of IDI Acquisition, Inc., a wholly-owned subsidiary of CVD, and the merging of IDI into IDI Acquisition, Inc. (See Note 2).

In July 1997, CVD the Company acquired all of the common stock of Clinitec GmbH ("Clinitec") its independent distributor in Germany and Switzerland, in exchange for the assumption of the assets and liabilities of Clinitec.

The consolidated financial statements for December 31, 1996 and 1997 include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.

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

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Goodwill

The excess of the purchase price over the net assets of the business acquired ("goodwill") is amortized on the straight-line method over the estimated recovery period. The goodwill stemming from the purchase of Clinitec is amortized over ten years (See Note 2).

The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced to estimated fair value.

Long-lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Concentrations of Credit Risk and Significant Customers

The Company maintains its cash and cash equivalents in deposit accounts and in pooled investment accounts administered by a major financial institution.

The Company sells its products primarily to medical institutions and distributors worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided.

During 1995, 1996 and 1997 product sales to Fukuda Denshi Co., Ltd., ("Fukuda"), the Company's Japanese distributor (see Note 5), comprised 18%, 14% and 7% of total revenue, respectively. Accounts receivable from Fukuda represented 1% and 0% of net accounts receivable at December 31, 1996 and 1997, respectively.

The Company terminated its Agreement with Fukuda in May 1997 and signed a five-year agreement with another Japan distributor, Cathex, LTD. ("Cathex"). During 1997, Product sales to Cathex comprised 13% of total revenues. Accounts receivable from Cathex represented 44% of net accounts receivable at December 31, 1997.

Product sales to Medtronic, Inc. ("Medtronic") accounted for 21% and 13% of total revenues during 1996 and 1997, respectively. At December 31, 1996 and 1997, 27% and 0%, respectively, of net accounts receivable were due from Medtronic. In May of 1997, Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the agreement. In June 1997, Medtronic informed CVD it would not fulfill its commitment for the first year of the agreement and it did not believe it was required to fulfill such commitment.

One other customer comprised 12% of revenues for the year ended December 31, 1995 and 14% of accounts receivable at December 31, 1995.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Export Sales

The Company had export sales by region as follows:

                           Year Ended
                         December 31,
              ----------------------------------
                 1995         1996         1997
              --------     --------     --------
Europe ...    $  1,179     $  1,614     $  3,020
Japan ....         744        1,240        2,350
Latin
 America..         131          243          253
Other ....          --          417          956
              --------     --------     --------
              $  2,054     $  3,514     $  6,579
              ========     ========     ========

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

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In calculating pro forma information regarding net income and net income per share the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock: risk-free interest rate of 6.0 %, 6.0% and 5.5%; a dividend yield of 0%, 0% and 0%; volatility of the expected market price of the Company's common stock of 0.475, 0.475 and 0.692; and a weighted-average expected life of the options of 3.5, 3.5 and 5.0 years for 1995, 1996 and 1997, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1995, 1996 and 1997 follows:

                                        1995           1996           1997
                                   ------------   ------------   ------------
Pro forma net loss .............   $     (2,905)  $     (5,170)  $     (9,320)

Pro forma basic and diluted
  net loss per share ...........   $      (0.72)  $      (0.77)  $      (1.02)


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), which is effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. Management has not completed its review of Statement No. 130, but does not anticipate that the adoption of this statement, other than required financial statement reclassifications, will have a significant effect on the Company's reported financial position.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement No. 131), which is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. The Company operates in one business segment. Accordingly, the Company does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP is effective for companies beginning on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

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

Net Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform with Statement No. 128.

Net loss per common share after the Company's initial public offering is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's common stock granted under the Company's stock option plan may have a dilutive effect on the Company's earnings per share in the future. Net loss per share prior to the Company's initial public offering is computed on a pro forma basis using the weighted average number of shares of Common Stock, convertible Preferred Stock (using the as-if-converted method) and Common Stock issuable upon conversion of the Convertible Obligation, outstanding. The following table sets forth the computation of basic and diluted net loss per share:

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                   YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1995            1996            1997
                                                          ---------       ---------       ---------
                                                                         (In thousands)
NUMERATOR:
Net loss ..............................................   $  (2,874)      $  (4,624)      $  (8,772)
                                                          ---------       ---------       ---------
Net loss used for basic and diluted loss per share--
  loss attributable to common stockholders ............   $  (2,874)      $  (4,624)      $  (8,772)
                                                          =========       =========       =========

DENOMINATOR:
Denominator for basic and diluted loss per share--
  weighted average common shares outstanding ..........         385           4,715           9,118

Assumed conversion of Preferred Stock from the date
  of issuance (Series A and B).........................       3,667           2,040              --
                                                          ---------       ---------       ---------
                                                              4,052           6,755           9,118
                                                          =========       =========       =========

Basic and diluted net loss per share ..................   $   (0.71)      $   (0.69)      $   (0.96)
                                                          =========       =========       =========

2.    ACQUISITIONS

On October 16, 1996, the Company acquired all of the outstanding shares of Intraluminal Devices, Inc. ("IDI") in exchange for approximately 93,000 shares of CVD common stock valued at $1.4 million. The acquisition was accounted for using the purchase method of accounting. As the assets of IDI were patents for products still in their development stage, the purchase price and the associated costs of acquisition $0.7 million were expensed as acquired in-process research and development.

On July 29, 1997, the Company acquired all of the common stock of its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). The aggregate purchase price of the acquisition was $1,636 and consisted of cash of $30 and the forgiveness of debt of $1,606. The transaction was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values at the date of acquisition. In connection with the acquisition, the Company acquired assets and assumed liabilities with fair market values of $401 and $652, respectively. The excess of the purchase price over the fair value of the net assets acquired of $1,887 has been allocated to goodwill. The results of operations of Clinitec are included in the consolidated statement of operations subsequent to the date of acquisition.

The following table reflects unaudited pro forma combined results of operations of the Company, IDI and Clinitec on the basis that the acquisitions had taken place and the related charge for IDI, noted above, was recorded at the beginning of 1996 for IDI and Clinitec, as IDI operations were not material to the Company's operations prior to 1996:

                                                   1996            1997
                                                 -------         -------
              Revenues.........................   $8,822         $11,633
              Net Loss.........................   (5,060)         (9,484)
              Net Loss per common share........    (0.75)          (1.04)
              Shares used in computation.......    6,755           9,118

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1996 or 1997, respectively, or of future operations of the combined companies under the ownership and management of the Company.


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

During May 1996, the Company issued an additional warrant to SCIMED to purchase up to 40,000 shares of Series A Preferred Stock at an exercise price of $3.29 per share in exchange for a waiver of SCIMED's anti-dilution right related to the shares to be issued under the 1996 Plan. In August 1997, SCIMED exercised all 120,000 warrants, mentioned above.

SCIMED also paid CVD $641, $200 and $0 in 1995, 1996 and 1997, respectively, on a cost reimbursement basis to fund continuing development of the technology and for other support.


4.    RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions between CVD and
EndoSonics:

      During a portion of 1995, EndoSonics manufactured certain of the Company's catheter products at cost plus a mark-up of 30%. Total purchases from EndoSonics during 1995 amount to $172.

      Prior to the Company's initial public offering in June 1996, certain EndoSonics corporate expenses, primarily related to executive management time, accounting, cash management, and other administrative and engineering services, have been allocated to the Company. Total expenses allocated were $340 and $156 for the years ended December 31, 1995 and 1996, respectively.

No interest expense has been charged on the net payable due to EndoSonics. The following is an analysis of the payable to EndoSonics:

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                              YEAR-ENDED
                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                           1995           1996
                                                                        ---------      ---------
Beginning balance ..................................................    $   2,554      $   2,537
Inventory purchases ................................................          172             --
Corporate cost allocations .........................................          340            156
Cash disbursements made by EndoSonicson behalf of CVD...............          312             --
Cash collections made by EndoSonics onbehalf of CVD.................         (700)            --
Cash payments to EndoSonics ........................................           --         (2,693)
Cash disbursements made by CVD on behalf of EndoSonics and other ...
                                                                             (141)            --
                                                                        ---------      ---------
Ending balance .....................................................    $   2,537      $      --
                                                                        =========      =========
Average balance during period ......................................    $   2,551      $   1,974
                                                                        =========      =========

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

EndoSonics and CVD had entered into a Stockholder Agreement providing that all transactions between the Company and EndoSonics or any affiliate of EndoSonics must be approved by a special committee of CVD's Board of Directors comprised of two directors who are not officers, directors, employees or affiliates of EndoSonics. The provisions of this agreement became effective upon the consummation of the initial public offering and terminated in the fourth quarter of 1997 when EndoSonics beneficially owned less than 25% of CVD's Common Stock. See also Notes 5 and 11.

5.    AGREEMENTS WITH FUKUDA AND CATHEX

The Company had a distribution agreement with Fukuda which provided them with exclusive distribution rights relative to certain of the Company's products in Japan for periods extending through May 1999, which could be extended at the option of the parties. Distribution fee revenues received from Fukuda were deferred and were being recognized as revenue over the initial periods covered by the respective agreement.

In July 1995 and May 1996, the distribution agreement with Fukuda was amended. In exchange for the exclusive distribution rights to additional CVD products, the Company received $750 which converted into the right to receive 62,500 shares of Common Stock upon the consummation of the initial public offering. In November, 1996, Fukuda exercised the conversion feature of said obligation. In May 1997, the Company terminated the existing distribution agreement and does not expect that any material obligations will arise as a result of such termination.

The Company entered into a distribution agreement, dated May 1, 1997, with Cathex, Ltd. (The "Cathex Agreement"), whereby Cathex serves as CVD's exclusive distributor for certain of the Company's products in Japan. In exchange for this exclusive distributorship, Cathex shareholders agreed to purchase $200,000 in CVD

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


common stock or approximately 25,000 shares, in addition to payments owing upon the purchase of the products. Cathex also agreed to undertake all necessary clinical trails to obtain approval from Japanese regulator authorities for the sale of the products in Japan. Cathex's purchases under the Cathex Agreement are subject to certain minimum requirements. The initial term of the Cathex Agreement expires on January 1, 2001, subject to a five-year extension. The Cathex Agreement may also be terminated in the event of breach upon 90 days notice by the non-breaching party, subject to cure within the notice period.

6.    LICENSE AGREEMENTS

In January 1995 the Company entered into a license agreement with Advanced CardioVascular Systems, Inc. ("ACS") under which the Company acquired the exclusive worldwide rights to ACS' SmartNeedle technology. The Company assumed responsibility for manufacturing the product in 1996, subject to the payment of royalties. ACS was granted an option, which was exercised in February 1996, to obtain exclusive worldwide rights to certain CVD perfusion technology. In exchange for the perfusion technology, ACS was obligated to make milestone and minimum royalty payments to CVD, and also has certain obligations to develop and market the perfusion technology. An initial milestone of $150 was earned in the year ended December 31, 1996. In February 1997, ACS elected to terminate the perfusion technology agreement.

The Company entered into a license agreement with EndoSonics pursuant to which CVD granted EndoSonics the non-exclusive, royalty-free right to certain technology for use in the development and sale of certain products. In exchange, CVD received the non-exclusive, royalty-free right to utilize certain of EndoSonics' product regulatory filings to obtain regulatory approval of CVD products.

7.    MARKETABLE SECURITIES AVAILABLE-FOR-SALE

The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The Company's investment portfolio is managed by a major financial institution. The following is a summary of investments in debt securities classified as current assets and available-for-sale at December 31, 1996 and 1997.

                                                               DECEMBER 31, 1996                    DECEMBER 31, 1997
                                                       -----------------------------------  ----------------------------------
                                                                     Gross                                Gross
                                                                   Unrealized                           Unrealized
                                                                    Holding                              Holding
                                                                    (Losses)       Fair                  (Losses)       Fair
                                                          Costs       Gains       Value        Cost       Gains        Value
                                                       ----------  ----------   ----------  ----------  ----------  ----------
U.S. Treasury and other agencies debt securities ..    $   10,000  $      (19)  $    9,981  $    4,976  $       30  $    5,006
Corporate debt securities .........................        15,563         189       15,752      19,621         146      19,767
                                                       ----------  ----------   ----------  ----------  ----------  ----------
                                                       $   25,563  $      170   $   25,733  $   24,597  $      176  $   24,773
                                                       ==========  ==========   ==========  ==========  ==========  ==========

All short-term investments at December 31, 1996 and December 31, 1997 were due within one year.

8.    INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consisted of the following:

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                  DECEMBER 31,
                                              ------------------
                                                1996      1997
                                              --------  --------
           Raw materials                      $  1,015  $  1,285
           Work in process                         510       165
           Finished goods                        1,374     1,755
                                              --------  --------
                                              $  2,899  $  3,205
                                              ========  ========


9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following:

                                                  DECEMBER 31,
                                              ------------------
                                                1996      1997
                                              --------  --------
Accounts payable .......................      $    750  $  1,374
Accrued payroll and related expenses ...         1,040     1,317
Accrued clinical studies................           290       548
Other accrued expenses .................           302       249
                                              --------  --------
                                              $  2,382  $  3,488
                                              ========  ========

10.   COMMITMENTS

Operating Leases

The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term, noncancelable lease agreements that have been accounted for as operating leases. Certain of these leases include scheduled rent increases and renewal options as prescribed by the agreements.

Future minimum payments by year under long-term, noncancelable operating leases were as follows as of December 31:


                       1998..................  $ 429
                       1999..................    213
                       2000...................    80
                       2001...................     8
                                               -----
                                               $ 730
                                               =====


Rental expense charged to operations for all operating leases during the years ended December 31, 1995, 1996 and 1997, was approximately $171, $365 and $574, respectively.

11.   SHAREHOLDERS EQUITY

Preferred Stock

In February 1995, every two shares of the Company's outstanding Common Stock was exchanged for one share of Series A Preferred Stock with a liquidation preference of $6.58 per share. In March 1996, the Company issued 400,000 shares of Series B Preferred Stock to EndoSonics at $20.00 per share for aggregate proceeds of $8,000.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The preferred stockholders converted their shares to common shares upon the consummation of the Company's initial public offering.

Stock Option Plan

In May 1996, the Company, adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which is the successor to the Company's 1995 Stock Option Plan. Under the terms of the 1996 Plan, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's Common Stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the fair value on the date of grant, a determined by the Board of Directors. The Company has authorized 1,990,000 shares of Common Stock for issuance under the 1996 Plan. At December 31, 1997, the Company had 48,000 shares of Common Stock available for grant under the 1996 Plan. The options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four year period. Shares underlying the exercise of unvested options are subject to various restrictions as to resale and right of repurchase by the Company which lapses over the vesting period.


                                                OPTION PRICE            NUMBER
                                                 PER SHARE            OF SHARES
                                                ------------          ---------
Balance at December 31, 1994 .........                  $  1.00         462,000
Granted ..............................      $ 1.00  to  $  1.50         494,000
Exercised ............................                     --               --
Forfeited ............................                     --               --
Cancelled ............................                     --               --
                                            -------------------       ---------
Balance at December 31, 1995 .........      $ 1.00  to  $  1.50         956,000
Granted ..............................      $ 2.50  to  $ 13.25         346,000
Exercised ............................      $ 1.00  to  $  1.50        (138,600)
Forfeited ............................      $ 1.00  to  $ 13.25         (18,875)
Cancelled ............................                      --               --
                                            -------------------       ---------
Balance at December 31, 1996 .........      $ 1.00  to  $ 13.25       1,144,525
Granted ..............................      $ 5.00  to  $  9.50         985,000
Exercised ............................      $ 1.00  to  $  2.50        (208,259)
Forfeited ............................      $ 1.00  to  $ 13.25        (196,479)
Cancelled ............................                  $  6.87        (130,000)
                                            -------------------       ---------
Balance at December 31, 1997 .........      $ 1.00  to  $ 13.25       1,594,787
                                            ===================       =========


On April 21, 1997, the Board of Directors approved repricing of the options granted on August 5, 1996 at $13.25 per share and on November 4, 1996 at $12.50 per share. As a result of the repricing, the exercise price became $6.88 and the vesting period on the aforementioned options started anew.

The following table summarizes information regarding stock options outstanding at December 31, 1997:


                                         WEIGHTED-
                                          AVERAGE                                             WEIGHTED-
                        OPTIONS         REMAINING         WEIGHTED-         OPTIONS           AVERAGE
     RANGE OF         OUTSTANDING       CONTRACTUAL        AVERAGE         EXERCISABLE        EXERCISE
EXERCISE PRICES       AT 12/31/97          LIFE         EXERCISE PRICE     AT 12/31/97          PRICE
---------------       -----------       -----------     --------------     -----------        ---------
$ 1.00-$ 1.50           505,287             7.5            $ 1.25             242,912           $1.22
  2.50- 13.25         1,089,500             9.4              7.23              25,292            6.96
                      ---------                                               -------
  1.00- 13.25         1,594,787             8.8              5.33             268,204            1.76
                      =========                                               =======


As of December 31, 1996 and 1997, 253,525 and 268,204 options were exercisable, respectively.

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The weighted-average grant-date fair value of options granted during 1995, 1996 and 1997, for options where the exercise price on the date of grant was equal to the stock price on that date, was $0.40, $5.12 and $4.50. The weighted-average grant-date fair value of options granted during 1995, 1996 and 1997, for options where the exercise price on the date of grant was less than the stock price on that date, was $1.44, $3.16 and $0.

During 1996, the Company recorded deferred compensation of approximately $150 for financial reporting purposes to reflect the difference between the exercise price of certain options and the deemed fair value, for financial statement presentation purposes, of the Company's shares of Common Stock. An additional $437 of deferred compensation was recorded to recognize compensation for non-employee option grants during the year ended December 31, 1997. Deferred compensation is being amortized over the vesting period of the related options. $119 and $179 of deferred compensation was amortized in the year ended December 31, 1996 and 1997, respectively.

Stock Purchase Plan

Under the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees can purchase Common Stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the applicable offering period. A total of 200,000 shares of Common Stock are reserved for issuance under the Purchase Plan. During 1997, a total of approximately 33,000 shares of common stock was purchased at an average price of $8.18 per share.

12.   INCOME TAXES

Significant components of the Company's deferred tax assets are as follows at December 31:

                                                 1996                    1997
                                        ----------------------  ----------------------
                                          Federal      State      Federal      State
                                        ----------  ----------  ----------  ----------
Net operating loss carryforward ....... $    1,792  $       44  $    3,899  $       60
Accrued expenses ......................        456          78         346          59
Research and development credits ......        256         144         521         291
Bad debt reserve ......................        132          23         175          30
Depreciation ..........................         52           9         (48)         (8)
Inventory write-downs .................         51           9         385          66
Capitalized research and development ..       --           276        --           642
Deferred revenue ......................         28           5        --          --
Other .................................         47          57         163          28
                                        ----------  ----------  ----------  ----------
Gross deferred tax assets .............      2,814         645       5,441       1,168
Valuation allowance ...................     (2,814)       (645)     (5,441)     (1,168)
Total deferred tax assets .............       --          --          --          --
                                        ----------  ----------  ----------  ----------
Net deferred tax assets ............... $     --    $     --    $     --    $     --
                                        ==========  ==========  ==========  ==========


The valuation allowance increased by $3,150 and $1,569 in 1997 and 1996, respectively.

The Company's effective tax rate differs from the statutory rate of 35% due to federal and state losses which were recorded without tax benefit.

At December 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $11,000,000 and $1,000,000, respectively, which expire in the years 1998 through 2010. In addition, the Company has research and development tax credits for federal and state income tax purposes of approximately $520,000 and $320,000, respectively, which expire in the years 2008 through 2011.

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

                          CARDIOVASCULAR DYNAMICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.   EMPLOYEE BENEFIT PLAN

      The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 1996 and 1997.


14.   FOURTH QUARTER ADJUSTMENTS

      Adjustments were made in the fourth quarter of 1997 to increase the reserve for excess and obsolete inventories by $955, increase the allowance for doubtful accounts by $270 and to accrue expenses of $780.

                          CARDIOVASCULAR DYNAMICS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


            COLUMN A                         COLUMN B           COLUMN C              COLUMN D      COLUMN E
            --------                         --------           --------              --------      --------
                                                               ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGES TO     CHARGED                    BALANCE AT
                                            BEGINNING    COSTS AND     TO OTHER                      END OF
            DESCRIPTION                     OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS      PERIOD
            -----------                     ----------   ----------   ----------     ----------    ----------
Year ended December 31, 1997
   Allowance for doubtful accounts ...      $      377   $      318   $       --     $     (195)   $      500
   Accrued warranty expenses .........      $       29   $       --   $       --     $      (29)   $       --
   Reserve for excess and obsolete
     inventories......................      $      145   $      955   $       --     $       --    $    1,100


Year ended December 31, 1996
   Allowance for doubtful accounts ...      $      180   $      221   $       --     $      (24)   $      377
   Accrued warranty expenses .........      $      113   $       --   $       --     $      (84)   $       29
   Reserve for excess and obsolete
     inventories......................      $      209   $       --   $       --     $      (64)   $      145

Year ended December 31, 1995
   Allowance for doubtful accounts ...      $       85   $       95   $       --     $       --    $      180
   Accrued warranty expenses .........              20   $       93   $       --     $       --    $      113
   Reserve for excess and obsolete
     inventories......................      $       --   $      209   $       --     $       --    $      209


                                  EXHIBIT INDEX

                                   DESCRIPTION                                    SEQUENTIALLY
EXHIBIT                                                                              NUMBER
-------                                                                               PAGE
                                                                                  ------------
2.1(3)      Agreement and Plan of Reorganization dated as of June 9, 1993 among
            EndoSonics Corporation ("EndoSonics"), EndoSonics Acquisition
            Corporation and CardioVascular Dynamics, Inc. ("CVD")........................

2.2(3)      First Amendment dated as of June 30, 1993 to the Agreement and Plan of
            Reorganization among EndoSonics Acquisition Corporation and CVD..............

2.3(5)      Agreement and Plan of Reorganization by and among CardioVascular
            Dynamics, Inc., IDI Acquisition Corporation and Intraluminal Devices,
            Inc. ("IDI") dated as of October 2, 1996.....................................

3.1(3)      Certificate of Incorporation.................................................

3.2(3)      Amended Bylaws...............................................................

4.1(1)      Specimen Certificate of Common Stock.........................................

10.1(3)     Form of Indemnification Agreement entered into between the
            Registrant and its directors and officers ...................................

10.2(3)**   The Registrant's 1996 Stock Option Plan and forms of agreements thereunder ..................................................................

10.3(3)**   The Registrant's Employee Stock Purchases Plan and forms of agreement thereunder...................................................................

10.4(3)     Series A Supplemental Stock Purchase Agreement dated June 5, 1992, and by between the EndoSonics and CVD ...........................................

10.5(3)     Stock Purchase Option agreement dated June 5, 1992, by and between
            EndoSonics and CVD ..........................................................

10.6(3)*    Japanese Distribution Agreement dated May 28, 1993, as amended on
            October 27, 1994 and July 17, 1995, (the "Japanese Distribution
            Agreements") by and between CVD and Fukuda Denshi Co., Ltd. ("Fukuda") ......

10.7(3)*    Stock Purchase and Technology License Agreement dated September 10,
            1994, as amended on September 29, 1995, by and among EndoSonics, CVD and SCIMED Life Systems, Inc. ("SCIMED").....................................

10.8(3)     Waiver and Grant of Warrant Dated June 30, 1995 by and between SCIMED,
            CVD and EndoSonics ..........................................................

10.9(3)*    License Agreement dated January 15, 1995 by and between CVD and
            Advanced CardioVascular Systems, Inc. ("ACS")................................

10.10(3)    License Agreement dated March 4, 1996 by and between CVD and ACS ............

10.11(3)    Series B Stock Purchases Agreement dated March 29, 1996 and between
            CVD and EndoSonics ..........................................................

10.12(3)    License Agreement dated December 22, 1995 by and between CVD and
            EndoSonics ..................................................................

10.13(1)    Form of Stockholder Agreement with EndoSonics ...............................

10.14(1)    Form of Tax Allocation Agreement with EndoSonics ............................

10.15(3)    Industrial Lease dated February 23, 1995 by and between the Irvine company and CVD .............................................................

10.16(1)    Waiver and Grant of Warrant dated May 2, 1996 by and between SCIMED,
            CVD and EndoSonics ..........................................................

10.17(2)    Amendment to Japanese Distribution Agreements dated May 13, 1996 by and between CVD and Fukuda ..................................................

10.18(4)*   Supply Agreement dated July 15, 1996 by and between CVD and Medtronic,
            Inc. ........................................................................

10.19(4)*   OEM Agreement dated July 15, 1996 by and between CVD and Medtronic,
            Inc. ........................................................................

10.20(6)    License Agreement dated May 16, 1997 by and between CVD and
            EndoSonics...................................................................

10.21(6)    Registration Rights Agreement dated May 14, 1997 by and between CVD and
            EndoSonics...................................................................

10.22(7)**  1997 Supplmental Stock Option Plan...........................................

                                  EXHIBIT INDEX

                                  DESCRIPTION                                    SEQUENTIALLY
                                                                                    NUMBER
EXHIBIT                                                                              PAGE
-------                                                                           ------------

23.1      Consent of Ernst & Young LLP, Independent Auditors...........................

24.1      Power of Attorney (Reference is made to signature pages of this Annual Report on Form (10-K) ..............................................................

27.1      Financial Data Schedule......................................................

*     Confidential treatment granted

**    Indicates compensatory plan or arrangement.

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

(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June l9, 1997.

(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.