Form 10-Q
period 1998-03-31
CARDIOVASCULAR DYNAMICS INC
filed 1998-05-14
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______

                         Commission file number 0-28440

                          CARDIOVASCULAR DYNAMICS, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                             68-0328265
(State or other jurisdiction of                                 (I.R.S.Employer
incorporation or organization)                           Identification Number)


            13700 Alton Parkway, Suite 160, Irvine, California 92618
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (949) 457-9546

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

On May 5, 1998, the Registrant had outstanding approximately 9,476,000 shares of Common Stock (including 645,000 treasury shares) of $.001 par value, which is the Registrant's only class of Common Stock.

                          CARDIOVASCULAR DYNAMICS, INC.

                                    Form 10-Q

                                 March 31, 1998

                                TABLE OF CONTENTS



                                                                                    Page
                                                                                    ----
Part I.    Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets at March 31, 1998 and
               December 31, 1997                                                      3

           Condensed consolidated statements of operations for the three
               months ended March 31, 1998 and 1997                                   4

            Condensed consolidated statements of cash flows for the three
               months ended March 31, 1998 and 1997                                   5

            Notes to condensed consolidated financial statements                      6

Item 2.    Management's discussion and analysis of financial condition
               and results of operations                                              9

Part II.   Other Information

Items 1 through 6.                                                                   14

Signatures                                                                           15

Exhibit Index                                                                        16

                          CARDIOVASCULAR DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                    March 31,        December 31,
                                                                     1998               1997
                                                                    --------           --------
ASSETS
Current assets:
  Cash and equivalents                                              $  1,849           $  6,141
  Marketable securities available-for-sale                            25,801             24,773
  Trade accounts receivable, net                                       2,413              2,752
  Other receivables                                                      489                282
  Inventories                                                          3,151              3,205
  Other current assets                                                   157                163
                                                                    --------           --------
      Total current assets                                            33,860             37,316
Property and equipment, net                                            1,483              1,550
Notes receivable from officers                                           122                273
Goodwill                                                               1,714              1,809
Other assets                                                             237                413
                                                                    --------           --------
Total Assets                                                        $ 37,416           $ 41,361
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $  1,163           $  1,374
  Accrued payroll and related expenses                                   837              1,162
  Other accrued expenses                                                 615                952
                                                                    --------           --------
      Total current liabilities                                        2,615              3,488

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                             --                 --
Common stock, $.001 par value; 30,000,000 authorized,
  9,416,000 shares and 9,389,000 shares outstanding as of
  March 31, 1998 and December 31, 1997, respectively                       9                  9
Additional paid-in capital                                            60,448             60,371
Deferred compensation                                                   (576)              (634)
Accumulated deficit                                                  (21,795)           (19,821)
Treasury stock at cost, 645,000 and 345,000 common shares
  as of March 31, 1998 and December 31, 1997, respectively            (3,480)            (2,205)
Unrealized gains on available-for-sale securities                        251                176
Unrealized exchange rate loss                                            (56)               (23)
                                                                    --------           --------
      Total stockholders' equity                                      34,801             37,873
                                                                    --------           --------
Total Liabilities and Stockholders' Equity                          $ 37,416           $ 41,361
                                                                    ========           ========


See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------
Revenue:
  Sales                                           $      2,466      $      3,019
  Cost of sales                                          1,352             1,416
                                                  ------------      ------------
Gross profit                                             1,114             1,603
Operating expenses:
  Research, development and clinical                     1,483               993
  Marketing and sales                                    1,364             1,350
  General and administrative                               589               443
                                                  ------------      ------------
Total operating expenses                                 3,436             2,786
                                                  ------------      ------------
Loss from operations                                    (2,322)           (1,183)

Other income:
   Interest income                                         420               572
   Distributorship fees and other income
     (expense)                                             (72)               13
                                                  ------------      ------------
          Total other income                               348               585
                                                  ------------      ------------
Net loss                                          ($     1,974)     ($       598)
                                                  ============      ============

Basic and diluted net loss per share              ($      0.22)     ($      0.07)
                                                  ============      ============
Shares used in computing basic and
    diluted net loss per share                           8,896             9,081
                                                  ============      ============


See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                             Three months ended March 31,
                                                                           -------------------------------
                                                                               1998               1997
                                                                           ------------       ------------
Cash flows from operating activities:
   Net loss                                                                ($     1,974)      ($       598)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                 202                 72
      Amortization of deferred compensation                                          58                 31
      Bad debt expense                                                               30                 12
   Changes, net of effects from purchase of Clinitec:
         Trade accounts receivable, net                                             309               (478)
         Inventories                                                                 54             (1,000)
         Other assets                                                              (132)              (256)
         Accounts payable and accrued expenses                                     (906)                50
                                                                           ------------       ------------
              Net cash used in operating activities                              (2,359)            (2,167)

Cash flows provided by (used in) investing activities:
   Purchase of available-for-sale securities                                     (6,817)           (10,884)
   Sales of available-for-sale securities                                         5,864             12,802
   Capital expenditures for property and equipment
     and other assets                                                               (40)              (202)
                                                                           ------------       ------------
              Net cash provided by (used in) investing activities                  (993)             1,716

Cash flows provided by (used in) financing activities:
   Proceeds from sale of common stock                                                66                136
   Proceeds from exercise of stock options                                           11                 94
   Proceeds from repayment of affiliate debt                                        258                 --
   Purchase of treasury stock                                                    (1,275)                --
                                                                           ------------       ------------
              Net cash provided by (used in) financing activities                  (940)               230
                                                                           ------------       ------------

Net decrease in cash and equivalents                                             (4,292)              (221)
Cash and equivalents, beginning of period                                         6,141             17,192
                                                                           ------------       ------------
Cash and equivalents, end of period                                        $      1,849       $     16,971
                                                                           ============       ============


See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

1. Basis of Presentation

Cardiovascular Dynamics, Inc. and subsidiaries ("CVD" or the "Company") design, develop, manufacture and market catheters and stents used to treat certain vascular diseases. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 is not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Net Loss Per Share

As of December 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

3. Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:


                                             March 31, 1998         December 31, 1997
                                             --------------           --------------
Raw materials                                $    1,476,000           $    1,285,000
Work-in-process                                     379,000                  165,000
Finished goods                                    1,296,000                1,755,000
                                             --------------           --------------
                                             $    3,151,000           $    3,205,000
                                             ==============           ==============

                          CARDIOVASCULAR DYNAMICS, INC.

4. Recent Accounting Pronouncements

For the year beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. For the periods ending March 31, 1997 and 1998, the changes in the components of comprehensive income were not materially different than reported net loss.

For the year beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, which concerns disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. However, as the Company operates in one business segment, no additional interim reporting is required under Statement No. 131.

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP is effective beginning January 1, 1999 and requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs. The Company anticipates that the impact of the SOP will not be material on its results of operations or financial position for the forseeable future as amounts expended to develop or obtain software have not been and are not expected to be material.

5. Acquisition

In July 1997, the Company acquired its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). In exchange for the assumption of the assets and liabilities of Clinitec, including bank debt of $0.3 million, the Company acquired all of the common stock of Clinitec. At the time of the acquisition, Clinitec had a deficiency in stockholder's equity of approximately $0.5 million.

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5. Acquisition (continued)

Proforma combined results of the Company and Clinitec for the three month period ended March 31, 1997 on the basis that the acquisition had taken place at the beginning of 1997, would have reported the following:


                                                    Three Months
                                                   Ended March 31,
                                                        1997
                                                   ---------------
Proforma Revenues                                  $   3,150,000
Proforma Net Loss                                       (877,000)

Proforma Net Loss
  Per Share                                                (0.10)


6. Other Significant Events

In July 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a written OEM agreement ("Agreement") pursuant to which Medtronic was to purchase certain angioplasty balloon catheters and related components from the Company. In May 1997, Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the Agreement. This dispute adversely affected the Company's financial results for the quarter ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All statements other than statements of historical fact included in this Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

        Since its inception in 1992, Cardiovascular Dynamics, Inc. has engaged primarily in the research and development of products for the treatment of cardiovascular disease. The Company currently designs, develops, manufacturers and markets catheters, stents and related products used to treat certain vascular diseases. The Company's financial results will be affected in the future by several factors, including the timing of any FDA approval to market the Company's products, FDA approval of Investigational Device Exemption ("IDE") clinical sites and the number of patients permitted to be treated, future changes in government regulations and third party reimbursement policies applicable to the Company's products, the progress of competing technologies and the ability of the Company to develop the manufacturing and marketing capabilities necessary to support commercial sales. As a result of these factors, revenue levels, gross margins and operating results may fluctuate significantly from quarter to quarter.

        On July 15, 1996, the Company entered into co-distribution agreements with Medtronic, providing for the co-distribution of the Company's FACT, CAT and ARC balloon angioplasty catheters. Under the terms of these agreements, Medtronic was to purchase a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. The initial term of the Medtronic agreements was for a period of three years from the date of first delivery of a product. In May 1997, Medtronic advised the Company of its election not to make

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

minimum purchases of product for the second year of the agreement. In June 1997, Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the first quarter of 1998.

Results of Operations

First quarter of 1998 compared to the same period in 1997

        Sales Revenue. Sales revenue for the first quarter of 1998 decreased 18% to $2.5 million compared to $3.0 million for the first quarter of 1997. The decrease resulted primarily from a $1.5 million decrease in sales of the Company's catheters. This decrease was partially offset by a $0.7 million increase in sales of the Company's stents and a $0.2 increase in sales of vascular access products. Revenues for the first quarter in 1997 included $1.0 million in sales of catheters to a large international distributor. Excluding sales to this former distributor, CVD product revenues from sales through its direct sales force and distribution network increased 23 percent during the quarter.

        Cost of Sales. Cost of Sales, as a percent to sales revenue, increased for the first quarter of 1998 to 55% compared to 47% for the same period of 1997. This increase was due primarily to an increase in the Company's provision for inventory obsolescence.

        Research, Development and Clinical. Research, development and clinical expenses increased by 49% to $1.5 million in the quarter ended March 31, 1998 from $1.0 million in the quarter ended March 31, 1997. The increase was primarily due to additional spending on development of the Company's line of peripheral and coronary stent products.

        Marketing and Sales. Marketing and sales expenses remained constant at $1.4 million, for the quarter ended March 31, 1998 compared with same period of 1997. While sales and marketing costs increased internationally for the first quarter of 1998 compared with the same period of 1997, primarily due to operational costs of the German sales operation acquired in July of 1997, this increase was offset by reductions in domestic marketing and sales expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative. General and administrative expenses increased by 33% to $0.6 million for the quarter ended March 31, 1998 from $0.4 million for the same quarter in 1997. The increase was due primarily to the addition of administrative staff and the acquisition of the German sales operation in July 1997.

        Other Income. Interest income decreased by 27% to $0.4 million in the first quarter of 1998 compared with $0.6 million in the same period of 1997. The decrease was primarily due to the use of funds for operations and for the purchase of property and equipment and treasury stock, resulting in a reduction in cash, cash equivalents, and marketable securities of 32% ($13.1 million) from March 31, 1997 to March 31, 1998.

        The Company has experienced operating losses for each of the last four years and the Company expects to continue to incur operating losses through at least 1998. There can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. CVD's results of operations have varied significantly from quarter to quarter. Quarterly operating results depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and international markets, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuating revenues. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to achieve or maintain profitability, once it is achieved, in the future.

Liquidity and Capital Resources

        Since inception, the Company has financed its operations primarily through the sale of its equity securities. Prior to the Company's initial public offering on June 19, 1996, the Company raised approximately $11.4 million from the private

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sales of preferred and common stock and $2.7 million in working capital advances from Endosonics Corporation (CVD's former parent company). The Company repaid Endosonics Corporation during the third quarter of 1996.

        On June 19, 1996, the Company closed its initial public offering which consisted of the sale of 3,400,000 shares of common stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their over allotment option to purchase an additional 510,000 shares of common stock at $12.00 per share. CVD received net offering proceeds from the sale of common stock of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering.

        On March 31, 1998, the Company had cash, cash equivalents and marketable securities available for sale of $27.7 million, compared to $30.1 million at December 31, 1997, attributable to the operating losses and $1.3 million in treasury stock purchases. Net cash used in operating activities was $2.4 million for the first three months of 1998 as compared to $2.2 million for the same period of 1997. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and working capital, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through 1999. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise additional funds through financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

        Trade accounts receivable, net, decreased 12% to $2.4 million as of March 31, 1998, compared with $2.8 million at December 31, 1997. The decrease stemmed from collection of receivables during the quarter ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Including a $0.2 million provision for inventory obsolescence recorded during the quarter ended March 31, 1998, the inventories remained constant at approximately $3.2 million comparing the inventories at the end of the quarters ended March 31, 1998 and December 31, 1997. Accounts payable decreased 15% to $1.2 million at March 31, 1998, compared with $1.4 million at the end of 1997, due primarily to a decrease in purchases of raw materials as existing inventory levels, including a lower level of purchases, were sufficient to meet production demands.

        Property and equipment, net, decreased 4% from $1.6 million at December 31, 1997 to $1.5 million at March 31, 1998. The decrease was primarily due to depreciation and amortization which was in excess of additions.

                                    Part II.

                                OTHER INFORMATION

Items 1 and 3 through 5. Not applicable

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds

The Company has used approximately $2.7 million of the net proceeds from its initial public offering on June 19, 1996, SEC file number 333-04560, the IPO for repayment of certain outstanding indebtedness to Endosonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until March 31, 1998, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to six officers of the Company and used $6.1 million for working capital. The Company has also used approximately $1.4 million of the net proceeds for machinery and equipment and leasehold improvement purchases. In February, 1998, the Company used approximately $1.3 million to purchase 300,000 shares of the Company's Common Stock from Endosonics, bringing the total expended since the IPO for treasury stock purchases to $3.5 million. At March 31, 1998, approximately $27.4 million was held in temporary investments, of which approximately $5.0 million was invested in U.S. Treasury debt securities and $22.4 million was invested in corporate debt securities.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

        Exhibit 10  Stock Repurchase Agreement with Endosonics, Inc.
        Exhibit 11  Statement Regarding the Computation of Net Loss Per Share
        Exhibit 27  Financial Data Schedule

---------------------


(b)     No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                   CARDIOVASCULAR DYNAMICS, INC.


Date:   May 12, 1998               /s/ Michael R. Henson
                                   ---------------------
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date:   May 12, 1998               /s/ Stephen R. Kroll
                                   --------------------
                                     Vice President-Finance and Chief
                                          Financial Officer
                                     (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

10      Stock Repurchase Agreement with Endosonics, Inc.

11      Statement Regarding the Computation of Net Loss Per Share

27      Financial Data Schedule

---------------