Form 10-Q
period 1998-06-30
CARDIOVASCULAR DYNAMICS INC
filed 1998-08-11
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1998.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

On August 3, 1998, the Registrant had outstanding approximately 9,533,000 shares of Common Stock (including 645,000 treasury shares) of $.001 par value, which is the Registrant's only class of Common Stock.

                          CARDIOVASCULAR DYNAMICS, INC.

                                    FORM 10-Q

                                  JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                      PAGE
                                                                                      ----

Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed consolidated balance sheets at June 30, 1998 and
               December 31, 1997                                                        3

          Condensed consolidated statements of operations for the three
               and six months ended June 30, 1998 and 1997                              4

          Condensed consolidated statements of cash flows for the six
               months ended June 30, 1998 and 1997                                      5

          Notes to condensed consolidated financial statements                          6

Item 2.   Management's discussion and analysis of financial condition
               and results of operations                                                9

Part II.   Other Information

Items 1 through 6.                                                                     15

Signatures                                                                             18

Exhibit Index                                                                          19

                          CARDIOVASCULAR DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                   June 30,             December 31,
                                                                                                     1998                   1997
                                                                                                   --------                --------
ASSETS
Current assets:
  Cash and equivalents                                                                             $  4,302                $  6,141
  Marketable securities available-for-sale                                                           23,900                  24,773
  Trade accounts receivable, net                                                                      2,390                   2,752
  Other receivables                                                                                     317                     282
  Inventories                                                                                         2,935                   3,205
  Other current assets                                                                                  257                     163
                                                                                                   --------                --------
      Total current assets                                                                           34,101                  37,316
Property and equipment, net                                                                           1,542                   1,550
Notes receivable from officers                                                                          124                     273
Goodwill                                                                                              1,702                   1,809
Other assets                                                                                            248                     413
                                                                                                   --------                --------
Total Assets                                                                                       $ 37,717                $ 41,361
                                                                                                   ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                            $  1,583                $  1,374
  Accrued payroll and related expenses                                                                  681                   1,162
  Other accrued expenses                                                                                791                     952
  Deferred license revenue                                                                            1,600                      --
                                                                                                   --------                --------
      Total current liabilities                                                                       4,655                   3,488

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                                                            --                      --
Common stock, $.001 par value; 30,000,000 authorized,
  9,485,000 shares and 9,389,000 shares outstanding as of
  June 30, 1998 and December 31, 1997, respectively                                                       9                       9
Additional paid-in capital                                                                           60,525                  60,371
Deferred compensation                                                                                  (518)                   (634)
Accumulated deficit                                                                                 (23,646)                (19,821)
Treasury stock at cost, 645,000 and 345,000 common shares
  as of June 30, 1998 and December 31, 1997, respectively                                            (3,480)                 (2,205)
Unrealized gains on available-for-sale securities                                                       185                     176
Unrealized exchange rate loss                                                                           (13)                    (23)
                                                                                                   --------                --------
      Total stockholders' equity                                                                     33,062                  37,873
                                                                                                   --------                --------
Total Liabilities and Stockholders' Equity                                                         $ 37,717                $ 41,361
                                                                                                   ========                ========




See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                                      1998               1997               1998               1997
                                                                   -------            -------            -------            -------
Revenue:
  Sales                                                            $ 2,457            $ 3,355            $ 4,923            $ 6,374
  License revenue                                                      400                 --                400
                                                                   -------            -------            -------            -------
Total revenues                                                       2,857              3,355              5,323              6,374
  Cost of sales                                                      1,295              1,571              2,647              2,987
                                                                   -------            -------            -------            -------
Gross profit                                                         1,562              1,784              2,676              3,387
Operating expenses:
  Research, development and clinical                                 1,976                919              3,459              1,912
  Marketing and sales                                                1,199              1,686              2,563              3,036
  General and administrative                                           601                358              1,190                801
                                                                   -------            -------            -------            -------
Total operating expenses                                             3,776              2,963              7,212              5,749
                                                                   -------            -------            -------            -------
Loss from operations                                                (2,214)            (1,179)            (4,536)            (2,362)

Other income (expense):
   Interest income                                                     387                578                807              1,150
  Other income (expense)                                               (23)                12                (95)                25
                                                                   -------            -------            -------            -------
          Total other income                                           364                590                712              1,175
                                                                   -------            -------            -------            -------
Net loss                                                           ($1,850)           ($  589)           ($3,824)           ($1,187)
                                                                   =======            =======            =======            =======

Basic and diluted net loss per share                               ($ 0.21)           ($ 0.06)           ($ 0.43)           ($ 0.13)
                                                                   =======            =======            =======            =======
Shares used in computing basic and
    diluted net loss per share                                       8,946              9,105              8,858              9,093
                                                                   =======            =======            =======            =======



See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                                       Six months ended June 30,
                                                                                                       1998                  1997
                                                                                                     --------              --------
Cash flows from operating activities:
   Net loss                                                                                          ($ 3,824)             ($ 1,187)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                                       330                   154
      Amortization of deferred compensation                                                               116                    62
      Bad debt expense                                                                                     60                    24
   Changes, net of effects from purchase of Clinitec:
         Trade accounts receivable, net                                                                   302                (2,060)
         Inventories                                                                                      270                (1,270)
         Other assets                                                                                     (58)                  120
         Accounts payable and accrued expenses                                                           (423)                  258
         Deferred revenue                                                                               1,600                   (25)
                                                                                                     --------              --------
              Net cash used in operating activities                                                    (1,627)               (3,924)

Cash flows provided by (used in) investing activities:
   Purchase of available-for-sale securities                                                          (16,722)              (22,646)
   Sales of available-for-sale securities                                                              17,605                20,582
   Capital expenditures for property and equipment
     and other assets                                                                                    (215)                 (423)
                                                                                                     --------              --------
              Net cash provided by (used in) investing activities                                         668                (2,487)

Cash flows provided by (used in) financing activities:
   Proceeds from sale of common stock                                                                      66                   136
   Proceeds from exercise of stock options                                                                 88                   100
   Proceeds from repayment of affiliate debt                                                              241                    --
   Purchase of treasury stock                                                                          (1,275)                   --
                                                                                                     --------              --------
              Net cash provided by (used in) financing activities                                        (880)                  236
                                                                                                     --------              --------

Net decrease in cash and equivalents                                                                   (1,839)               (6,175)
Cash and equivalents, beginning of period                                                               6,141                17,192
                                                                                                     --------              --------
Cash and equivalents, end of period                                                                  $  4,302              $ 11,017
                                                                                                     ========              ========





See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

1.  BASIS OF PRESENTATION

Cardiovascular Dynamics, Inc. and subsidiaries ("CVD" or the "Company") design, develop, manufacture and market catheters and stents used to treat certain vascular diseases. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  NET LOSS PER SHARE

As of December 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

3.  INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                   JUNE 30, 1998          DECEMBER 31, 1997
                                  --------------          -----------------

Raw materials                          $1,525,000            $1,285,000
Work-in-process                           156,000               165,000
Finished goods                          1,254,000             1,755,000
                                       ----------            ----------
                                       $2,935,000            $3,205,000
                                       ==========            ==========

                          CARDIOVASCULAR DYNAMICS, INC.

4. DEFERRED LICENSE REVENUE

In June of 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute products using the Company's focal technology. Under the Agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technological knowledge to Guidant, and royalty payments based upon the sale of products using focal technology by Guidant. An initial license payment of $2.0 million was received by the Company upon the signing of the Agreement. Based upon the completion of certain initial technology transfer milestones, the Company recognized $0.4 million in license revenue in the second quarter of 1998 and will recognize the remaining $1.6 million of deferred license revenue in future periods.

5. RECENT ACCOUNTING PRONOUNCEMENTS

For the year beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. For the periods ending June 30, 1998 and 1997, the changes in the components of comprehensive income were not materially different than reported net loss.

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

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP is effective beginning January 1, 1999 and requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs. The Company anticipates that the impact of the SOP will not be material on its results of

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

operations or financial position for the foreseeable future as amounts expended to develop or obtain software have not been and are not expected to be material.

6.  ACQUISITION

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

Proforma combined results of the Company and Clinitec for the three and six month periods ended June 30, 1997 on the basis that the acquisition had taken place at the beginning of 1997, would have reported the following:

                                Three Months        Six Months
                               Ended June 30,     Ended June 30,
                                    1997              1997
                                    ----              ----
Proforma Revenues             $ 3,487,000        $ 6,637,000
Proforma Net Loss                (868,000)        (1,745,000)


Proforma Net Loss
   Per Share                        (0.09)             (0.19)


7.  OTHER SIGNIFICANT EVENTS

In July 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a written OEM agreement ("Agreement") pursuant to which Medtronic was to purchase certain angioplasty balloon catheters and related components from the Company. In May 1997, Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the Agreement. This dispute adversely affected the Company's financial results for the quarter and six-month periods ended June 30, 1997 and 1998.

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

On July 15, 1996, the Company entered into co-distribution agreements with Medtronic, providing for the co-distribution of the Company's FACT, CAT and ARC balloon angioplasty catheters. Under the terms of these agreements, Medtronic purchased a minimum number of angioplasty catheters manufactured by the Company for distribution worldwide for a period of up to three years. Specific products to be distributed by Medtronic would differ in individual country markets. The initial term of the Medtronic agreements was for a period of three years from the date of first delivery of a product. In May of 1997 Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

agreement. In June 1997 Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the first half of 1998.

In June of 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute products using the Company's focal technology. Under the Agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technological knowledge to Guidant, and royalty payments based upon the sale of products using focal technology by Guidant. See Note 4 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Second quarter of 1998 compared to the same period in 1997

Revenue for the second quarter of 1998 decreased 15% to $2.9 million compared to $3.4 million for the second quarter of 1997. The decrease resulted primarily from sales to one large former international distributor of approximately $0.5 million in the second quarter of 1997. Revenue for the second quarter of 1998 included $0.4 million from certain product licensing fees paid by Guidant Corporation.

The gross profit percentage for the second quarter of 1998 increased to 55% compared to 53% for the same period of 1997. The increase is attributable primarily to the inclusion in 1998 revenues of product license fees that had no associated cost of sales.

Research, development and clinical expenses increased by 115% to $2.0 million in the quarter ended June 30, 1998, from $0.9 million in the quarter ended June 30, 1997. The primary reason for this increase was additional spending on development of the Company's new SEAL technology stent products and increased spending on clinical trials for these products.

Marketing and sales expenses decreased 29% to $1.2 million, down $0.5 million in the quarter ended June 30, 1998, compared to $1.7 million in the same period of 1997. This decrease primarily reflects reductions in the Company's domestic sales force and related expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses increased by 68% to $0.6 million for the quarter ended June 30, 1998, from $0.4 million for the same quarter in 1997. The increase was due primarily to the appointment of an executive officer and the operating expenses of the company's German distributor, Clinitec, which the company acquired in July 1997.

Interest income decreased 33% to $0.4 million in the second quarter of 1998 from $0.6 million for the same period of 1997. The decrease was primarily due to the use of funds for operations and, secondarily, due to the purchase of property and equipment and treasury stock, resulting in a reduction in cash and cash equivalents and marketable securities of 28% ($10.6 million) from June 30, 1997 to June 30, 1998.

First six months of 1998 compared to the same period of 1997

Revenue for the first six months of 1998 decreased 16% to $5.3 million compared to $6.4 million for the same period of 1997. The decrease resulted primarily from sales to one large former international distributor of approximately $1.5 million made in the first six months of 1997. Revenue for the first six months of 1998 included $0.4 million from certain product licensing fees paid by Guidant Corporation.

The gross profit percentage for the first six months of 1998 decreased to 50% compared to 53% for the same period of 1997. Although revenue for the first six months of 1998 included $0.4 million from licensing fees which had no associated cost of sales, the gross profit percentage decreased, compared with the same period of 1997, primarily due to an increase in the Company's provision for inventory obsolescence.

Research, development and clinical expenses increased by 81% to $3.5 million in the six-month period ended June 30, 1998 from $1.9 million in the six-month period ended June 30, 1997. The primary reason for this increase was additional spending on development of the Company's new SEAL technology stent products and increased spending on clinical trials for these products.

Marketing and sales expenses declined 16% to $2.6 million, from $3.0 million in the six month period ended June 30, 1997. This decrease primarily reflects reductions in the Company's domestic sales force and related expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses increased by 49% to $1.2 million for the six months ended June 30, 1998 from $0.8 million for the same period in 1997. The increase was due primarily to the appointment of an executive officer and the operating expenses of the company's German distributor, Clinitec, which the company acquired in July 1997.

Interest income declined to $0.8 million in the first six months of 1998 compared with $1.1 million in the same period of 1997. The decrease was due to a reduction of $10.6 million in cash and cash equivalents and marketable securities since June 30, 1997 due to the use of funds for operations, the purchase of treasury stock and capital expenditures.

The Company has experienced an operating loss for each of the last four years. The Company expects to continue to incur operating losses through at least 1999, and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. CVD's results of operations have varied significantly from quarter to quarter. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuating revenues. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to achieve or maintain profitability in the future.

The Company has completed an assessment, has upgraded, and must upgrade portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Of the total Year 2000 project cost estimated at $5,000, approximately $4,000 has been expended and future expenditures for upgrades are not expected to exceed said estimate by a material amount. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on the operating systems. However, if such

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

upgrades are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through the sale of its equity securities. Prior to the Company's initial public offering on June 19, 1996, the Company raised approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital advances from Endosonics Corporation (CVD's former parent company). The Company repaid Endosonics Corporation during the third quarter of 1996.

On June 19, 1996, the Company closed its initial public offering, which consisted of the sale of 3,400,000 shares of common stock at $12.00 per share. On July 17, 1996, the Company's underwriters exercised their overallotment option to purchase an additional 510,000 shares of common stock at $12.00 per share. CVD received net offering proceeds from the sale of common stock of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering.

On June 30, 1998, the Company had cash, cash equivalents and marketable securities available for sale of $28.2 million. Net cash used in operating activities was $1.6 million for the first six months of 1998 as compared to $3.9 million for the same period of 1997. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and increased working capital, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through 1999. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.


Trade accounts receivable, net, decreased 13% to $2.4 million as of June 30, 1998, compared with $2.8 million at December 31, 1997. The decrease was primarily due to the decrease in the sales levels for the six months ended June 30, 1998 compared with sales for the same period of 1997.

Inventories decreased 8% to $2.9 million as of June 30, 1998, compared with $3.2 million at December 31, 1997. This decrease resulted from lower production levels associated with the lower level of sales. Accounts payable and accrued expenses increased 15% to $1.6 million at June 30, 1998, compared with $1.4 million at the end of 1997 primarily due to payment timing differences.

Property and equipment, net, was unchanged at $1.5 million at December 31, 1997 and June 30, 1998.

Deferred license revenue resulted from a $2.0 million technology license revenue payment paid by Guidant Corporation to the Company upon the signing of a technology license agreement for the Company's focal technology. Based on the completion of certain initial technology transfer milestones, the Company will recognize the remaining $1.6 million in deferred license revenue. See Note 4 to the Condensed Consolidated Financial Statements.

                                    PART II.

                                OTHER INFORMATION

Items 1 and 3 through 5.   Not applicable

Item 2.  Changes in Securities and Use of Proceeds

(d) Use of Proceeds

The Company has used approximately $2.7 million of the net proceeds from its initial public offering on June 19, 1996, SEC file number 333-04560, the IPO for repayment of certain outstanding indebtedness to Endosonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until June 30, 1998, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to seven officers of the Company and used $6.9 million for working capital. The Company has also used approximately $1.6 million of the net proceeds for machinery and equipment and leasehold improvement purchases. In February, 1998, the Company used approximately $1.3 million to purchase 300,000 shares of the Company's Common Stock from Endosonics, bringing the total expended since the IPO for treasury stock purchases to $3.5 million. At June 30, 1998, approximately $26.0 million was held in temporary investments, of which approximately $7.0 million was invested in U.S. Treasury and Agency debt securities and $19.0 million was invested in corporate debt securities.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on May 19, 1998. The following actions were taken at this meeting:

                                    Abstentions
                                    and
                                    Broker Non-               Affirmative               Negative
                                    Votes                     Votes                     Votes                   Withheld
a. Amendment to CVD's 1996
Stock Option/Stock Issuance
Plan to effect an increase in
the number of shares available
for issuance by an additional 200,000
shares of Common Stock and to effect
certain Other changes as set forth
In the Proxy Statement.                 133,103               7,056,457                     608,088             -0-


b. Amendment to CVD's
Employee Stock Purchase
Plan to delete the share number
limit on the maximum number of
shares of Common Stock purchaseable
by each participant.                     127,856                6,895,338                    774,454               -0-

C. Amendment of CVD'S
Amended & Restated
Certificate of Incorporation
To eliminate cumulative
Voting for the election of
Directors.                                42,415               6,100,372                   1,654,861               -0-

d. Amendment of CVD's
Amended & Restated
Certificate of Incorporation
To provide for a classified
Board of Directors.                       36,706               6,767,195                     993,747               -0-

e. Election of Directors.
Franklin D. Brown                                              7,307,354                                         490,294
William G. Davis                                               7,308,354                                         489,294
Michael R. Henson                                              7,308,320                                         489,328
Edward M. Leonard                                              7,308,354                                         489,294
Gerard Von Hoffman                                             7,308,354                                         489,294

f. Ratification of Ernst &
Young LLP as CVD's
independent auditors
for the fiscal year ending
December 31, 1998.                       14,448                7,777,281                       5,919               -0-


Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         Exhibit 10.24 License Agreement by and between the Company and Guidant Corporation dated
                            June 19, 1998(*)

         Exhibit 11         Statement Regarding the Computation of Net Loss Per
                            Share

         Exhibit 27         Financial Data Schedule

------------------
 *       Portions omitted pursuant to a request for confidential treatment.


(b)      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                            CARDIOVASCULAR DYNAMICS, INC.


Date:    August 11, 1998                    /s/ Jeffrey F. O'Donnell
                                            ------------------------
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:    August 11, 1998                    /s/ Stephen R. Kroll
                                            --------------------
                                            Vice President-Finance and Chief
                                                   Financial Officer
                                            (Principal Financial and Accounting
                                                   Officer)

                                  EXHIBIT INDEX

10.24 License Agreement by and between the Company and Guidant Corporation dated June 19, 1998(*)

11      Statement Regarding the Computation of Net Loss Per Share

27      Financial Data Schedule

-------------------------
 *       Portions omitted pursuant to a request for confidential treatment.