Form 10-Q
period 1998-09-30
CARDIOVASCULAR DYNAMICS INC
filed 1998-11-16
CIK 1013606

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended September 30, 1998.

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

On November 4, 1998, the Registrant had outstanding approximately 9,537,000 shares of Common Stock (including 686,000 of treasury shares) of $.001 par value, which is the Registrant's only class of Common Stock.

                          CARDIOVASCULAR DYNAMICS, INC.

                                    Form 10-Q

                               September 30, 1998

                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
Part I.   Financial Information
Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed consolidated balance sheets at September 30, 1998 and
               December 31, 1997                                               3

          Condensed consolidated statements of operations for the three
               and nine months ended September 30, 1998 and 1997               4

          Condensed consolidated statements of cash flows for the nine
               months ended September 30, 1998 and 1997                        5

          Notes to condensed consolidated financial statements                 6

Item 2.   Management's discussion and analysis of financial condition
               and results of operations                                      11

Part II.  Other Information

Items 1 through 6.                                                            19

Signatures                                                                    22

Exhibit Index                                                                 23

                          CARDIOVASCULAR DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                             September 30,    December 31,
                                                                 1998             1997
                                                             -------------    ------------
ASSETS
Current assets:
  Cash and equivalents                                          $  3,627         $  6,141
  Marketable securities available-for-sale                        23,301           24,773
  Trade accounts receivable, net                                   2,204            2,752
  Other receivables                                                  327              282
  Inventories                                                      2,334            3,205
  Other current assets                                               296              163
                                                                --------         --------
      Total current assets                                        32,089           37,316
Property and equipment, net                                        1,537            1,550
Notes receivable from officers                                       127              273
Goodwill                                                           2,288            1,809
Other assets                                                         251              413
                                                                --------         --------
Total Assets                                                    $ 36,292         $ 41,361
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $  1,274         $  1,374
  Accrued payroll and related expenses                               791            1,162
  Other accrued expenses                                           1,067              952
  Deferred license revenue                                           400               --
                                                                --------         --------
      Total current liabilities                                    3,532            3,488

Minority interest                                                    910               --

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                         --               --
Common stock, $.001 par value; 30,000,000 authorized,
  9,533,000 shares and 9,389,000 shares outstanding as of
  September 30, 1998 and December 31, 1997, respectively              10                9
Additional paid-in capital                                        60,679           60,371
Deferred compensation                                               (469)            (634)
Accumulated deficit                                              (25,014)         (19,821)
Treasury stock at cost, 686,000 and 345,000 common
  shares as of September 30, 1998 and December 31, 1997,
  respectively                                                    (3,675)          (2,205)
Unrealized gains on available-for-sale securities                    164              176
Unrealized exchange rate gain (loss)                                 155              (23)
                                                                --------         --------
      Total stockholders' equity                                  31,850           37,873
                                                                --------         --------
Total Liabilities and Stockholders' Equity                      $ 36,292         $ 41,361
                                                                ========         ========



                             See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)


                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                             1998          1997                1998             1997
                                      --------------   ---------------     -------------   ---------------
Revenue:
  Sales                                   $  2,108       $  2,569             $  7,031       $  8,943
  License revenue                            1,205             --                1,605
                                          --------       --------             --------       --------
Total revenues                               3,313          2,569                8,636          8,943
  Cost of sales                              1,692          1,405                4,339          4,392
                                          --------       --------             --------       --------
Gross profit                                 1,621          1,164                4,297          4,551
Operating expenses:
  Research, development and clinical         1,579          1,595                5,038          3,507
  Marketing and sales                        1,238          1,802                3,801          4,838
  General and administrative                   665            464                1,855          1,265
  Minority interest                            (68)            --                  (68)            --
                                          --------       --------             --------       --------
Total operating expenses                     3,414          3,861               10,626          9,610
                                          --------       --------             --------       --------
Loss from operations                        (1,793)        (2,697)              (6,329)        (5,059)

Other income (expense):
   Interest income                             395            577                1,202          1,727
   Other income (expense)                       29             54                  (66)            79
                                          --------       --------             --------       --------
          Total other income                   424            631                1,136          1,806
                                          ========       ========             ========       ========
Net loss                                  ($ 1,369)      ($ 2,066)            ($ 5,193)      ($ 3,253)
                                          ========       ========             ========       ========
Basic and diluted net loss per share      ($  0.16)      ($  0.23)            ($  0.59)      ($  0.36)
                                          ========       ========             ========       ========

Shares used in computing basic and
    diluted net loss per share               8,854          9,107                8,857          9,098
                                          ========       ========             ========       ========



                             See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1998                 1997
                                                                    ------------          ---------
Cash flows from operating activities:
   Net loss                                                            ($ 5,193)          ($ 3,253)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                         359                248
      Amortization of deferred compensation                                 190                 93
      Bad debt expense                                                      190                 36
      Minority interest in losses of Radiance                               (68)                --
   Changes, net of effects from purchase of Radiance and Clinitec:
         Trade accounts receivable, net                                     359               (433)
         Inventories                                                        871             (1,229)
         Other assets                                                       (81)              (154)
         Accounts payable and accrued expenses                             (322)            (2,483)
         Deferred revenue                                                   400                (29)
                                                                       --------           --------
              Net cash used in operating activities                      (3,295)            (7,204)

Cash flows provided by (used in) investing activities:
   Purchase of available-for-sale securities                            (32,444)           (31,518)
   Sales of available-for-sale securities                                33,904             24,474
   Capital expenditures for property and equipment
     and other assets                                                      (311)              (702)
   Purchase of controlling interest in Radiance,
     net of cash acquired                                                   577                 --
   Purchase of Clinitec, net of cash acquired                                --                (30)
                                                                       --------           --------
              Net cash provided by (used in) investing activities         1,726             (7,776)

Cash flows used in financing activities:
   Proceeds from sale of common stock                                       180                436
   Proceeds from exercise of common stock options                           112                204
   Proceeds from exercise of common stock warrants                                             390
   Proceeds from repayment of affiliate debt                                233                 --
   Purchase of treasury stock                                            (1,470)            (1,450)
                                                                       --------           --------
              Net cash used in financing activities                        (945)              (420)
                                                                       --------           --------
Net decrease in cash and equivalents                                     (2,514)           (15,400)
Cash and equivalents, beginning of period                                 6,141             17,192
                                                                       --------           --------
Cash and equivalents, end of period                                    $  3,627           $  1,792
                                                                       ========           ========
Supplemental schedule of non-cash investing and
    financing activities:
  The Company exercised preferred stock warrants bringing
      its ownership of Radiance to 50%. In conjunction with
      the assumption of control of Radiance, the following
      liabilities were assumed:
          Fair value of assets acquired                                $  1,535                 --
          Cash paid for capital stock                                    (1,462)                --
                                                                       --------           --------
          Liabilities assumed                                          $     73                 --
                                                                       ========           ========
  The Company purchased all of the capital stock of Clinitec for $30.  In conjunction with the acquisition, the
      Company forgave $1,630 in debt and assumed the following
      liabilities:
          Fair value of assets acquired                                      --           $    401
          Cash paid for capital stock                                        --                (30)
                                                                       --------           --------
          Liabilities assumed                                                --           $    371
                                                                       ========           ========



                             See accompanying notes

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

1.   Basis of Presentation

Cardiovascular Dynamics, Inc. and subsidiaries ("CVD" or the "Company") design, develop, manufacture and market catheters and stents used to treat certain vascular diseases. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Net Loss Per Share

As of December 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

3.   Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                             September 30, 1998          December 31, 1997
                             ------------------          -----------------
Raw materials                   $  866,000                  $1,285,000
Work-in-process                    234,000                     165,000
Finished goods                   1,234,000                   1,755,000
                                ----------                  ----------
                                $2,334,000                  $3,205,000
                                ==========                  ==========

                          CARDIOVASCULAR DYNAMICS, INC.

4.   Deferred License Revenue

In June of 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute stent delivery products using the Company's focal technology. Under the Agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the focal technology. An initial license payment of $2.0 million was received by the Company upon the signing of the Agreement. Based upon the completion of certain initial technology transfer milestones, the Company recognized $1.2 million and $1.6 million in license revenue in the third quarter and first nine months of 1998, respectively, and will recognize the remaining $0.4 million of deferred license revenue in future periods. In October of 1998, the Company received another $1.0 million license milestone payment upon the completion of the technology transfer to Guidant.

5.   Recent Accounting Pronouncements

For the year beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. For the periods ending September 30, 1998 and 1997, the changes in the components of comprehensive income were not materially different than the reported net loss.

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

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP is effective

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.   Recent Accounting Pronouncements (continued)

beginning January 1, 1999 and requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs, and it anticipates that the impact of the SOP will not be material on its results of operations or financial position for the foreseeable future as amounts expended to develop or obtain software have not been and are not expected to be material.

6.   Acquisitions

In September 1998, the Company exercised warrants to purchase an additional 1,500,000 Preferred Series B shares in Radiance Medical Systems, Inc. ("Radiance") for $0.975 per share or a total of $1.5 million, bringing CVD's ownership of the outstanding equity of Radiance to above 50%. Radiance was incorporated in August 1997 to develop radiation products to treat restenosis based on CVD's patented focal delivery systems technology. In consideration for the granting by CVD of a license to this technology, Radiance issued to CVD 750,000 shares of Series B Preferred Stock, a Warrant to purchase 1,500,000 shares of Series B Preferred Stock, rights of first offer with respect to the commercialization of Radiance's products, and a promise to receive royalties on sales of products based upon the licensed technology.

In November 1998, the Company signed a definitive merger agreement with Radiance, whereby CVD will acquire all of the outstanding shares which it does not already own, subject to the approval of the shareholders of both companies. Under the terms of the agreement, on the effective date of the merger, CVD will pay the shareholders of Radiance $3.00 for each share of Preferred Stock and $2.00 for each share of Common Stock for a total consideration of approximately $7.0 million, excluding the value of CVD stock options to be provided to Radiance employees in exchange for their Radiance stock options. The Radiance common stock options outstanding immediately prior to the closing of the merger will accelerate, vest and be converted into an option to acquire $2.00 of CVD Common Stock. In addition, Radiance share and option holders may receive product development milestone payments of $2.00 for each share of Preferred Stock and $3.00 for each share of Common Stock. The aforementioned development milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. Lastly, the merger consideration paid is subject to certain price adjustment and collar provisions and, at CVD's option,

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.   Acquisitions (continued)

CVD may pay up to 30% of the consideration due to Radiance Preferred shareholders in cash.

Proforma combined results of the Company and Radiance for the three and nine month periods ended September 30, 1998, on the basis that the acquisition had taken place at the beginning of 1998, would have reported the following:

                              Three Months                 Nine Months
                           Ended September 30,         Ended September 30,
                                  1998                        1998
                           -------------------         -------------------
Pro forma Revenues            $ 3,313,000                  $8,636,000
Pro forma Net Loss             (1,542,000)                 (5,638,000)
Pro forma Net Loss
  Per Share                        (0.17)                       (0.64)


Operating results for Radiance for the period from inception in August 1997 to September 30, 1997 were immaterial; therefore, pro forma operating results are not presented for the quarter and nine month periods ending September 30, 1997.

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

Pro forma combined results of the Company and Clinitec for the three and nine month periods ended September 30, 1997 on the basis that the acquisition had taken place at the beginning of 1997, would have reported the following:


                              Three Months                 Nine Months
                           Ended September 30,         Ended September 30,
                                  1997                        1997
                           -------------------         -------------------
Pro forma Revenues            $ 2,627,000                   $9,263,000
Pro forma Net Loss             (2,201,000)                  (3,945,000)
Pro forma Net Loss
  Per Share                         (0.24)                       (0.43)

                          CARDIOVASCULAR DYNAMICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.   Other Significant and Subsequent Events

In October 1998, the Company signed a letter of intent to sell its Vascular Access Business Unit to Escalon Medical Corporation. Under the terms of the letter of intent, CVD will receive an initial payment upon the signing of an agreement to sell the business, a milestone payment upon the transferring of the assets and technology, and royalty payments upon the sale of products for a five-year period following the execution of the agreement. The sale is subject to various conditions, including the negotiation and execution of a definitive sale agreement.

In July 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a written OEM agreement ("Agreement") pursuant to which Medtronic was to purchase certain angioplasty balloon catheters and related components from the Company. In May 1997, Medtronic advised the Company of its election to not make minimum purchases of product for the second year of the Agreement. This dispute adversely affected the Company's financial results for the quarter and nine-month period ended September 30, 1997 and the three and nine-month periods ended September 30, 1998.

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

Overview

Since its inception in 1992, CardioVascular Dynamics, Inc. has engaged primarily in the research and development of products for the treatment of cardiovascular disease. The Company's financial results will be affected in the future by several factors, including the timing of any FDA approval to market the Company's products, FDA approval of IDE sites and the number of patients permitted to be treated, future changes in government regulations and third party reimbursement policies applicable to the Company's products, the progress of competing technologies and the ability of the Company to develop the manufacturing and marketing capabilities necessary to support commercial sales. As a result of these factors, revenue levels, gross margins and operating results may fluctuate materially from quarter to quarter.

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

agreement. In June 1997 Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the quarter and nine-month periods of 1997 and 1998.

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute products using the Company's focal technology. Under the terms of the Agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technological knowledge to Guidant, and royalty payments based upon the sale of products using focal technology by Guidant. See Note 4 to the Condensed Consolidated Financial Statements.

In August 1997, CVD incorporated Radiance Medical Systems, Inc. ("Radiance") to focus on the development of radiation technology for treating and preventing restenosis based on CVD's patented focal delivery systems technology. In September 1997, Radiance issued to CVD 750,000 shares of Series B Preferred Stock, a warrant to purchase an additional 1,500,000 shares of Series B Preferred Stock at a price equal to the lower of: (i) $2.05 per share, or (ii) One and one-half times the per share price of Radiance stock sold in its then most recent equity financing. In addition, Radiance granted to CVD the rights of first offer with respect to the commercialization of Radiance's products, and promised the payment of royalties on sales of products based upon the licensed technology.

In September 1998, the Company exercised its warrant to purchase 1,500,000 Series B Preferred of Radiance, bringing CVD's ownership of the outstanding equity of Radiance to above 50%.

In November 1998, the Company signed a definitive merger agreement with Radiance, whereby CVD will acquire all of the outstanding shares it does not already own, subject to the approval of the shareholders of both companies. Under the terms of the Agreement, on the effective date of the merger, CVD will pay the shareholders of Radiance total consideration of approximately $7.0 million, excluding the value of CVD options to be issued to Radiance employees in exchange for their Radiance stock options. Radiance Common Stock Options outstanding immediately prior to the closing of the merger will accelerate, vest and be converted into an option to acquire $2.00 of CVD Common Stock for an aggregate value of approximately $1.1 million. In addition, Radiance share and option

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

holders may receive product development milestone payments of $2.00 for each share of Preferred Stock and $3.00 for each share of Common Stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. See
Note 6 to the Condensed Consolidated Financial Statements.

Results of Operations

Third quarter of 1998 compared to the same period in 1997

Revenue for the third quarter of 1998 increased 29% to $3.3 million compared to $2.6 million for the third quarter of 1997. The increase resulted primarily from $1.2 million in license revenue recognized in the third quarter of 1998. Product revenues decreased 18% to $2.1 million compared to $2.6 million for the third quarter of 1997. The decrease was primarily attributable to lower domestic sales as co-exclusive rights to sell focus technology products in the domestic market, along with the technology license, were transferred to Guidant under aforementioned license agreement, and secondarily attributable to the turnover of certain distributor relationships in Europe.

The gross profit percentage for the third quarter of 1998 increased to 49% compared to 45% of revenues for the same period of 1997. The increase is attributable primarily to the inclusion in revenues for the third quarter of 1998 product license fees of $1.2 million that had no associated cost of sales, offset by the recognition of $0.5 million in inventory obsolescence reserves.

Research, development and clinical expenses were $1.6 million in the quarters ended September 30, 1998 and 1997. During the quarter, the company continued efforts to develop its SEAL technology stent products and expects the expenditures to increase in the fourth quarter and in 1999 as the technology is developed for clinical trials. The SEAL technology involves a new concept in vascular stenting and is designed to line a significant portion of the diseased vessel wall with metal to attempt to reduce restenosis. At any time during the development process, work on this technology could be halted or restarted under a different design, for example, unless the efficacy of the design and technology is proven at each stage of its development. There is no certainty that the technology will ever reach the market or produce material sales due to many risks, including competitor development of superior technologies or products, an unrecoverable product cost, lack of product

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

reimbursement, the uncertainty of regulatory approval and other factors mentioned below concerning the risks associated with CVD's operations within this market.

Marketing and sales expenses decreased 31% to $1.2 million, down $0.6 million in the quarter ended September 30, 1998, compared to $1.8 million in the same period of 1997. This decrease primarily reflects reductions in the Company's domestic sales force and related expenses.

General and administrative expenses increased by 43% to $0.7 million for the quarter ended September 30, 1998, from $0.5 million for the same quarter in 1997. The increase was due primarily to additions to the allowance for uncollectible accounts receivable and the salary expense of an additional executive officer.

Interest income decreased 32% to $0.4 million in the third quarter of 1998 from $0.6 million for the same period of 1997. The decrease was due primarily to the use of funds for operations and, secondarily, due to the purchase of property and equipment and treasury stock, resulting in a reduction in cash and cash equivalents and marketable securities of 45% ($10.6 million) from September 30, 1997 to September 30, 1998, excluding the cash of Radiance.

First nine months of 1998 compared to the same period of 1997

Revenue for the first nine months of 1998 decreased 3% to $8.6 million compared to $8.9 million for the same period of 1997. The revenue decrease was primarily due to the change in product revenues, which decreased 21% to $7.0 million in the first nine months of 1998 compared to $8.9 million for the same period in 1997. The decrease resulted primarily from sales to one large former international distributor of approximately $1.5 million made in the first nine months of 1997. Revenue for the first nine months of 1998 included $1.6 million from certain product licensing fees paid by Guidant Corporation.

The gross profit percentage for the first nine months of 1998 decreased to 50% compared to 51% for the same period of 1997. Although revenue for the first nine months of 1998 included $1.6 million from licensing fees that had no associated cost of sales, the gross profit percentage decreased, compared with the same period of 1997, primarily due to increases in the Company's provision for inventory obsolescence.

Research, development and clinical expenses increased by 44% to $5.0 million in the nine-month period ended September 30, 1998 from $3.5 million in the same period

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ended September 30, 1997. The primary reason for this increase was additional spending on development of the Company's new SEAL technology stent products and increased spending on clinical trials for these products.

Marketing and sales expenses declined 21% to $3.8 million, from $4.8 million in the nine month period ended September 30, 1997. This decrease primarily reflects reductions in the Company's domestic sales force and related expenses.

General and administrative expenses increased by 47% to $1.9 million for the nine months ended September 30, 1998 from $1.3 million for the same period in 1997. The increase was due primarily to additions to the allowance for uncollectible accounts receivable and the salary expense of an additional executive officer.

Interest income declined to $1.2 million in the first nine months of 1998 compared with $1.7 million in the same period of 1997. The decrease was due to a reduction of $10.6 million in cash and cash equivalents and marketable securities since September 30, 1997, excluding the cash of Radiance, due to the use of funds for operations, the purchase of treasury stock and capital expenditures.

The Company has experienced an operating loss for each of the last five years. After considering the anticipated operating losses of Radiance, the Company expects to continue to incur consolidated operating losses through at least 2000, and there can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. CVD's results of operations have varied significantly from quarter to quarter. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuating revenues. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

there can be no assurance that the Company will be able to achieve or maintain profitability in the future.

The Company has completed an assessment, has upgraded, and must upgrade portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Of the total Year 2000 project cost estimated at $15,000, approximately $5,000 has been expended and future expenditures for upgrades and other project costs are not expected to exceed said estimate by a material amount. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on the operating systems.

In addressing the Year 2000 Issue, the Company will also be contacting its vendors and customers to assess the impact that they will have on the Company's operations and whether the Company will be able to meet their needs. Based upon our assessment of the Company's systems and software, we believe that the planned system enhancements and upgrades should prevent related problems that could affect our ability to supply or service our customers. However, there can be no assurance that all of our systems and software will be Year 2000 ready. There is also no assurance that our vendor's systems and software will be Year 2000 ready. In an effort to prepare for any vendor problems we will be attempting to identify alternative supply sources. However, there can be no assurance that the alternative sources will be Year 2000 ready or be able to provide the same level of service and supply as our current vendors. Even if the Company's project to be Year 2000 ready is completed by the end of 1998, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 200 issues will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

On September 30, 1998, the Company had cash, cash equivalents and marketable securities available for sale of $26.9 million. Net cash used in operating activities was $3.3 million for the first nine months of 1998 as compared to $7.2 million for the same period of 1997. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and increased working capital, prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will sufficient to fund its operations through the first quarter of 2000; however, if the anticipated acquisition of Radiance is consummated, the amount of capital resources expended, especially for clinical tests and research and development, will be substantial, and the Company may not be able to fund its operations from its existing capital resources in the year 2001 or sooner. The timing and extent of expenditures for the research and development and testing of Radiance technology will be dependent upon many variables, including but not limited to the success of the research and development and clinical testing process, changes in the competitive environment, internal resource allocations and external resource availability. CVD's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Trade accounts receivable, net, decreased 20% to $2.2 million as of September 30, 1998, compared with $2.8 million at December 31, 1997. The decrease was primarily due to the decrease in the product sales levels for the nine months ended September 30, 1998 compared with sales for the same period of 1997.

Inventories decreased 27% to $2.3 million as of September 30, 1998, compared with $3.2 million at December 31, 1997. This decrease resulted from inventory obsolescence reserves and lower production levels associated with the lower level of sales. Accounts payable and accrued expenses decreased 7% to $1.3 million at September 30, 1998, compared with $1.4 million at the end of 1997 primarily due to lower production levels.

Property and equipment, net, was unchanged at $1.5 million at December 31, 1997 and September 30, 1998 with capital additions of $0.3 million being offset by depreciation expense of a similar amount in the nine months ended September 30, 1998.

Deferred license revenue resulted from a $2.0 million technology license revenue payment paid by Guidant Corporation to the Company upon the signing of a technology license agreement for the Company's focal technology. Based on the completion of the technology transfer milestones, the Company will recognize the remaining $0.4 million in deferred license revenue. See Note 4 to the Condensed Consolidated Financial Statements.

                                    Part II.

                                OTHER INFORMATION

Items 1 and 3. Not applicable

Item 2. Changes in Securities and Use of Proceeds

(d)  Use of Proceeds

The Company has used approximately $2.7 million of the net proceeds from its initial public offering on June 19, 1996, SEC file number 333-04560, the IPO for repayment of certain outstanding indebtedness to Endosonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until September 30, 1998, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to seven officers of the Company and used $6.3 million for working capital. The Company has also used approximately $1.7 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of the third quarter of 1998, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a Warrant to acquire 1,500,000 Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. At September 30, 1998, approximately $24.6 million was held in temporary investments, of which approximately $4.5 million was invested in U.S. Agency debt securities, $1.5 million was invested in Canadian Government debt securities, and $18.6 million was invested in corporate debt securities.

Item 5. Other Information

     Amendment of By-Laws

     On August 21, 1998, the Board of Directors amended Section 11 of the Company's By-Laws to elect to be governed by Section 141(C)(2) of the Delaware General Corporation Law. The By-Law amendment allows the Board of Directors to designate a committee comprised of one or more directors. Any committee which is designated by the Board of Directors may exercise all of the authority of the Board of Directors in the management of the business and affairs of the Company, except for matters which expressly are required under Delaware law to be submitted to the stockholders for approval, and except to adopt, amend or repeal any By-Laws.

                                    Part II.

                                OTHER INFORMATION


Item 5. Other Information (continued)

Stockholder Proposals

     Any stockholder desiring to submit a proposal for action at the 1999 Annual Meeting of Stockholders and presentation in the Company's proxy statement with respect to such meeting should arrange for such proposal to be delivered to the Company's principal executive office, Attn: Secretary, Cardiovascular Dynamics, Inc., 13700 Alton Parkway, Suite 160, Irvine, California 92618, no later than December 16, 1998 in order to be considered for inclusion in the Company's proxy statement relating to the meeting. Matters pertaining to such proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included and other aspects are regulated by the Securities Exchange Act of 1934, Rules and Regulations of the Securities and Exchange Commission and other laws and regulations to which interested persons should refer.

     On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment to Rule 14a-4(C)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal that is not addressed in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

     With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by March 1, 1999, the Company will be allowed to use its voting authority as outlined.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 3.3    Amended and Restated Certificate of Incorporation

                                    Part II.

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (continued)

     Exhibit 3.4    Amended By-Laws

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

                                        CARDIOVASCULAR DYNAMICS, INC.


Date: November 16, 1998                 /s/ Jeffrey F. O'Donnell
                                        ----------------------------------------
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: November 16, 1998                 /s/ Stephen R. Kroll
                                        ----------------------------------------
                                            Vice President-Finance and Chief
                                                 Financial Officer
                                            (Principal Financial and Accounting
                                                 Officer)

                                  EXHIBIT INDEX


3.3     Amended and Restated Certificate of Incorporation

3.4     Amended By-Laws

11      Statement Regarding the Computation of Net Loss Per Share

27      Financial Data Schedule

----------