Form 10-K405/A
period 1998-12-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 1999-04-28
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-K/A
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Title of each class        Name of each exchange on which registered
             None                                  None

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1999, was approximately $33,788,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 15, 1999, approximately 10,597,000 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on June 9, 1999 are incorporated by reference into Part III.

This Report on Form 10-K/A is filed soley to amend the disclosure contained in "Note 6, License Agreements- Guidant Corporation" contained in Note 6 of the Notes to Consolidated Financial Statements, and to update the date of the Consent of Ernst & Young LLP, Independent Auditors, attached hereto as Exhibit 23.1.

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

        The financial statement schedule listed under Part IV, Item 14, is filed as part of this Form 10-K/A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) The following documents are filed as a part of this Annual Report on Form 10-K/A:

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

                  3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K/A.

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

            10.22(7)**  Supplemental Stock Option Plan

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

            10.27**+    Amendment to Employment Agreement dated as of February
                        1, 1999 between the Company and Michael R. Henson and form of Employment Agreement entered into on January 14, 1999 between the Company and Michael R. Henson.

            10.28**+ Employment Agreement entered into as of February 1, 1999 by and between the Company and Stephen R. Kroll.

            10.29**+ Form of Employment Agreement by and between the Company and Jeffrey Thiel.

            10.30**+ Form of Employment Agreement by and between the Company and Claire Walker.

            21.1+       List of Subsidiaries.

            23.1        Consent of Ernst & Young LLP, Independent Auditors.

            24.1+       Power of Attorney.

            27.1+       Financial Data Schedule.

-------------

*           Confidential treatment requested.

**          Indicates compensatory plan or arrangement.

+ Previously filed as an exhibit to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RADIANCE MEDICAL SYSTEMS, INC.



        Date:  April 26, 1999        By:    /s/ Michael R. Henson
                                        ----------------------------------------
                                        Michael R. Henson
                                        Chief Executive Officer
                                        (Principal Executive Officer) and
                                        Chairman



        Date:  April 26, 1999        By:    /s/ Stephen R. Kroll
                                        ----------------------------------------
                                        Stephen R. Kroll
                                        Vice President, Finance and
                                        Administration, Chief Financial Officer
                                        and Secretary (Principal Financial and
                                        Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                            TITLE                    DATE
              ---------                            -----                    ----
    /s/ Michael R. Henson              Chief Executive Officer         April 26, 1999
--------------------------------       (Principal Executive Officer)
      (Michael R. Henson)              and Chairman


    /s/ Stephen R. Kroll               Vice President, Finance and     April 26, 1999
--------------------------------       Administration, Chief
      (Stephen R. Kroll)               Financial Officer and
                                       Secretary (Principal
                                       Financial and Accounting
                                       Officer)

    /s/ Franklin D. Brown*             Director                        April 26, 1999
--------------------------------
      (Franklin D. Brown)

    /s/ William G. Davis*              Director                        April 26, 1999
--------------------------------
      (William G. Davis)

    /s/ Gerard von Hoffmann*           Director                        April 26, 1999
--------------------------------
     (Gerard von Hoffmann)

    /s/ Edward M. Leonard*             Director and Assistant          April 26, 1999
---------------------------------      Secretary
      (Edward M. Leonard)

    /s/ Jeffrey F. O'Donnell*          Director                        April 26, 1999
---------------------------------
    (Jeffrey F. O'Donnell)

    /s/ Maurice Buchbinder, M.D.*      Director                        April 26, 1999
---------------------------------
  (Maurice Buchbinder, M.D.)

*By:  /s/ Stephen R. Kroll
    ----------------------------------
    Stephen R. Kroll, Attorney-in-Fact


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



                                                   /s/ ERNST & YOUNG LLP

Orange County, California
February 18, 1999

                         RADIANCE MEDICAL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                         1997                1998
                                                                                       --------            --------
                                             ASSETS
Current Assets:
  Cash and cash equivalents .....................................................      $  6,141            $  1,437
  Marketable securities available-for-sale, including unrealized gains of
  $176 and $209, respectively ...................................................        24,773              23,375
Accounts receivable, net of allowance for doubtful accounts of $500 and
  $583, respectively ............................................................         2,752               2,413
  Other accounts receivable .....................................................           282                 375
  Inventories ...................................................................         3,205               1,623
  Other current assets ..........................................................           163                 218
                                                                                       --------            --------
    Total current assets ........................................................        37,316              29,441

Property and Equipment:
  Furniture and equipment .......................................................         1,871               2,326
  Leasehold improvements ........................................................           322                 326
                                                                                       --------            --------
                                                                                          2,193               2,652
  Less accumulated depreciation and amortization ................................          (643)             (1,120)
                                                                                       --------            --------
    Net property and equipment ..................................................         1,550               1,532
  Intangibles, net of amortization of $84 and $188 ..............................         1,978               2,133
  Notes receivable from officers ................................................           273                 116
  Deferred charges and other assets .............................................           244                 559
                                                                                       --------            --------
    Total assets ................................................................      $ 41,361            $ 33,781
                                                                                       ========            ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .........................................      $  3,488            $  4,286
  Deferred license revenue ......................................................            --                 250
                                                                                       --------            --------
      Total current liabilities .................................................         3,488               4,536

Commitments (Note 10)

Stockholders' equity
  Convertible preferred Stock, $.001 par value; 7,560,000 shares
  authorized, no shares issued and outstanding ..................................            --                  --
  Common Stock, $.001 par value; 30,000,000 shares authorized, 9,389,000 and
    9,578,000 shares issued and outstanding at December 31, 1997 and 1998,
    respectively ................................................................             9                  10
  Additional paid-in capital ....................................................        60,371              60,664
  Deferred compensation .........................................................          (634)               (409)
  Accumulated deficit ...........................................................       (19,821)            (27,807)
  Treasury stock, at cost; 345,000 and 686,000 common shares at December 31,
    1997 and 1998, respectively .................................................        (2,205)             (3,675)
  Accumulated other comprehensive income ........................................           153                 462
                                                                                       --------            --------
    Total stockholders' equity ..................................................        37,873              29,245
                                                                                       --------            --------
    Total liabilities and stockholders' equity ..................................      $ 41,361            $ 33,781
                                                                                       ========            ========

                             See accompanying notes.

                                RADIANCE MEDICAL SYSTEMS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            YEAR END DECEMBER 31,
                                                                ------------------------------------------
                                                                  1996             1997             1998
                                                                --------         --------         --------
Revenue:
  Sales .....................................................   $  8,384         $ 11,332         $  9,415
  License fee and other .....................................        150               --            2,760
  Contract ..................................................        200               --               --
                                                                --------         --------         --------
    Total revenue ...........................................      8,734           11,332           12,175
Operating costs and expenses:
  Cost of sales .............................................      4,111            6,418            6,152
  Research and development ..................................      3,582            7,041            7,957
  Marketing and sales .......................................      3,358            6,691            5,371

  General and administrative (including $156 for the
  year ended December 31, 1996 paid to Endosonics)...........      1,548            2,179            2,937

  Charge for acquired in-process research and
  development ...............................................      2,133               --              234

  Minority interest in losses of RMS ........................         --               --             (992)
                                                                --------         --------         --------
    Total operating costs and expenses ......................     14,732           22,329           21,659
                                                                --------         --------         --------
  Loss from operations.......................................     (5,998)         (10,997)          (9,484)
Other income (expense):
  Interest income ...........................................      1,324            2,201            1,567
  Distributorship fees and other income (expense) ...........         50               24              (69)
                                                                --------         --------         --------
    Total other income ......................................      1,374            2,225            1,498
                                                                --------         --------         --------
  Net loss ..................................................   $ (4,624)        $ (8,772)        $ (7,986)
                                                                ========         ========         ========
  Basic  and  diluted  net loss  per  share  (pro  forma
  through June 1996) ........................................   $  (0.69)        $  (0.96)        $  (0.90)
                                                                ========         ========         ========
  Shares  used in  computing  basic and diluted net loss
  per share (pro forma through June 1996) ...................      6,755            9,188            8,862
                                                                ========         ========         ========


                             See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                PREFERRED STOCK                COMMON STOCK           ADDITIONAL
                                          -------------------------      ------------------------       PAID-IN       DEFERRED
                                             SHARES        AMOUNT          SHARES        AMOUNT         CAPITAL    COMPENSATION
                                          -----------   -----------      ---------    -----------   -------------  ------------
Balance at December 31, 1995 ........     2,000,000         $ 2                --         $--    $        5,670        $(345)
Sale of preferred stock to
   Endosonics .......................       400,000          --                --          --            8,000            --
Conversion of preferred stock .......    (2,400,000)         (2)        4,800,000           5               (3)           --
Exercise of common stock options ....            --          --           139,000          --              138            --
Initial public offering of
   common stock .....................            --          --         3,910,000           4           42,764            --
Deferred compensation resulting
   from grant of options ............            --          --                --          --              150          (150)
Amortization of deferred
   compensation .....................            --          --                --          --               --           119
Acquisition of Intraluminal
   Devices, Inc. ....................            --          --            93,000          --            1,400            --
Conversion of $750,000 debt by
   Fukuda Denshi ....................            --          --            62,000          --              750            --
Net loss ............................            --          --                --          --               --            --
Unrealized gain on investments ......            --          --                --          --               --            --
                                         ----------         ---         ---------         ---           ------         ------
Balance of December 31, 1996 ........            --          --         9,004,000           9           58,869          (376)

Exercise of common stock options ....            --          --           208,000          --              238            --
Employee stock purchase plan ........            --          --            33,000          --              266            --
SCIMED warrant exercise .............            --          --           120,000          --              377            --
Sale of common stock to Cathex ......            --          --            25,000          --              200            --
Expense repayment by Intraluminal
   Devices, Inc. by transfer and
   cancellation of common stock .....            --          --            (1,000)         --              (16)           --
Deferred compensation resulting
    From grant of options ...........            --          --                --          --              437          (437)
Amortization of deferred
   Compensation .....................            --          --                --          --               --           179
Treasury common stock ...............            --          --                --          --               --            --
Net Loss ............................            --          --                --          --               --            --
Unrealized gain on investments ......            --          --                --          --               --            --
Unrealized exchange rate loss .......            --          --                --          --               --            --
                                         ----------         ---         ---------         ---           ------         ------
Balance at December 31, 1997 ........            --          --         9,389,000           9           60,371          (634)

Exercise of common stock options ....            --          --           139,000           1              162            --
Employee stock purchase plan ........            --          --            50,000          --              180            --
Deferred compensation resulting from
   grant of options .................            --          --                --          --              159          (159)
Deferred compensation adjustment due
   to grant revaluation .............            --          --                --          --             (208)          208
Amortization of deferred compensation            --          --                --          --               --           176
Treasury shares purchased ...........            --          --                --          --               --            --
Net loss ............................            --          --                --          --               --            --
Unrealized gain on investments ......            --          --                --          --               --            --
Unrealized exchange rate gain .......            --          --                --          --               --            --
                                         ----------         ---         ---------         ---           ------         ------
Balance at December 31, 1998 ........            --         $--         9,578,000         $10          $60,664         $(409)
                                         ==========         ===         =========         ===           ======         ======



                                                                                                         TOTAL
                                                                                      ACCUMULATED    STOCKHOLDERS'
                                                               TREASURY                 OTHER          EQUITY
                                           ACCUMULATED --------------------------    COMPREHENSIVE   (NET CAPITAL   COMPREHENSIVE
                                             DEFICIT      SHARES         AMOUNT         INCOME        DEFICIENCY)      INCOME
                                         ------------  -----------    -----------    -------------  --------------    -----------
Balance at December 31, 1995 ........      $ (6,425)        --            $--            $ --           $(1,098)
Sale of preferred stock to
   Endosonics .......................            --         --             --              --             8,000
Conversion of preferred stock .......            --         --             --              --                --
Exercise of common stock options ....            --         --             --              --               138
Initial public offering of
   common stock .....................            --         --             --              --            42,768
Deferred compensation resulting
   from grant of options ............            --         --             --              --                --
Amortization of deferred
   compensation .....................            --         --             --              --               119
Acquisition of Intraluminal
   Devices, Inc. ....................            --         --             --              --             1,400
Conversion of $750,000 debt by
   Fukuda Denshi ....................            --         --             --              --               750
Net loss ............................        (4,624)        --             --              --            (4,624)       $(4,624)
Unrealized gain on investments ......            --         --             --             170               170            170
                                           --------       ----       --------            ----           -------        -------
Balance of December 31, 1996 ........       (11,049)        --             --             170            47,623        $(4,454)
                                                                                                                       ========
Exercise of common stock options ....            --         --             --              --               238
Employee stock purchase plan ........            --         --             --              --               266
SCIMED warrant exercise .............            --         --             --              --               377
Sale of common stock to Cathex ......            --         --             --              --               200
Expense repayment by Intraluminal
   Devices, Inc. by transfer and
   cancellation of common stock .....            --         --             --              --               (16)
Deferred compensation resulting
    From grant of options ...........            --         --             --              --                --
Amortization of deferred
   Compensation .....................            --         --             --              --               179
Treasury common stock ...............            --        345         (2,205)             --            (2,205)
Net Loss ............................        (8,772)        --             --              --            (8,772)       $(8,772)
Unrealized gain on investments ......            --         --             --               6                 6              6
Unrealized exchange rate loss .......            --         --             --             (23)              (23)           (23)
                                           --------       ----       --------            ----           -------        -------
Balance at December 31, 1997 ........       (19,821)       345         (2,205)           $153            37,873        $(8,789)
                                                                                                                       =======
Exercise of common stock options ....            --         --             --              --               163
Employee stock purchase plan ........            --         --             --              --               180
Deferred compensation resulting from
   grant of options .................            --         --             --              --                --
Deferred compensation adjustment due
   to grant revaluation .............            --         --             --              --                --
Amortization of deferred compensation            --         --             --              --               176
Treasury shares purchased ...........            --        341         (1,470)             --            (1,470)
Net loss ............................        (7,986)        --             --              --            (7,986)       $(7,986)
Unrealized gain on investments ......            --         --             --              33                33             33
Unrealized exchange rate gain .......            --         --             --             276               276            276
                                           --------       ----       --------            ----           -------        -------
Balance at December 31, 1998 ........      $(27,807)       686       $(3,675)            $462           $29,245        $(7,677)
                                           ========       ====       ========            ====           =======        =======

                             See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------
                                                                                        1996         1997         1998
                                                                                    --------     --------     --------

Operating activities:
   Net loss ....................................................................    $ (4,624)    $ (8,772)    $ (7,986)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................         182          432          576
     Amortization of deferred compensation .....................................         119          179          176
     Bad debt expense ..........................................................         221          318          295
     Charge for acquired in-process research and development ...................       1,400           --          234
     Minority interest in losses of Radiance ...................................          --           --         (992)
   Changes (net of effects of acquisition of controlling interest in RMS):
     Trade accounts receivable, net ............................................      (1,372)      (2,767)          44
     Inventories ...............................................................      (2,145)          10        1,582
     Other assets ..............................................................        (671)          37         (125)
     Accounts payable and accrued expenses .....................................         698          836          928
     Deferred revenue ..........................................................         (50)         (79)         250
                                                                                    --------     --------     --------
Net cash used in operating activities ..........................................      (6,242)      (9,806)      (5,018)
Investing activities:
     Purchase of available-for-sale securities .................................     (25,563)     (43,208)     (37,841)
     Sales of available-for-sale securities ....................................          --       44,174       39,272
     Capital expenditures for property and  equipment ..........................        (940)        (699)        (431)
     Net of cash acquired, purchase of controlling interest in Radiance ........          --           --          587
     Net of cash acquired, purchase of Clinitec ................................          --          (30)          --
     Change in other assets ....................................................          --         (358)        (625)
                                                                                    --------     --------     --------
Net cash (used in) provided by investing activities ............................     (26,503)        (121)         962
Financing activities:
   Proceeds from sale of common stock ..........................................      42,768          466          180
   Proceeds from exercise of stock warrants ....................................          --          377           --
   Proceeds from exercise of stock options .....................................         138          238          163
   Proceeds from sale of preferred stock to EndoSonics .........................       8,000           --           --
   Proceeds from repayment of affiliate debt ...................................          --           --          479
   Purchase of treasury common stock ...........................................          --       (2,205)      (1,470)
   Payable to Endosonics, net ..................................................      (2,537)          --           --
                                                                                    --------     --------     --------
Net cash provided by (used in) financing activities ............................      48,369       (1,124)        (648)
                                                                                    --------     --------     --------
Net increase (decrease) in cash ................................................      15,624      (11,051)      (4,704)
Cash and cash equivalents, beginning of period .................................       1,568       17,192        6,141
                                                                                    --------     --------     --------
Cash and cash equivalents, end of period .......................................    $ 17,192     $  6,141     $  1,437
                                                                                    ========     ========     ========

Supplemental disclosure of non-cash financing activities:
The Company exercised preferred stock warrants bringing its ownership of
Radiance to approximately 50%. In conjunction with the assumption of control of
Radiance, the following liabilities were assumed:
   Fair value of assets acquired ...............................................    $     --     $     --     $  1,535
   Cash paid to exercise preferred stock warrants ..............................          --           --       (1,463)
                                                                                    --------     --------     --------
   Liabilities assumed .........................................................    $     --     $     --     $     72
                                                                                    ========     ========     ========
The Company purchased all of the capital stock of Clinitec for $30. In conjunction with the acquisition, the Company forgave $1,630 in debt and assumed the following liabilities:
   Fair value of assets acquired ...............................................     $     --     $    401     $     --
   Cash paid for the capital stock .............................................           --          (30)          --
                                                                                     --------     --------     --------
   Liabilities assumed .........................................................     $     --     $    371     $     --
                                                                                     ========     ========     ========
Common stock issued upon the acquisition of Intraluminal Devices, Inc., Note 1..     $  1,400     $     --     $     --
Conversion of Debentures to Common Stock, Note 5 ...............................          750           --           --


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

Export Sales

The Company had export sales by region as follows:

                                               YEAR ENDED
                                              DECEMBER 31,
                                        -------------------------
                                         1996     1997     1998
                                         ----     ----     ----
       Europe.......................... $1,614   $3,020   $2,476
       Japan...........................  1,240    2,350    2,622
       Other...........................    660    1,209      789
                                        ------   ------   ------
                                        $3,514   $6,579   $5,887
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1996, 1997 and 1998 follows:

                                                     1996        1997          1998
                                                   -------     -------     ---------
Pro forma net loss ..............................  $(5,170)    $(9,320)    $  (9,135)
Pro forma  basic and diluted net loss per share..  $ (0.77)    $ (1.02)    $   (1.03)


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

Disclosures about Segments of an Enterprise and Related Information

For the year beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements and has no significant foreign operations. Because the Company operates in one business segment and has no significant foreign operations, no additional reporting is required under SFAS No. 131.

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

                                                          YEARS ENDED DECEMBER 31,
                                                      -----------------------------------
                                                        1996         1997         1998
                                                      ---------    ----------  ----------
                                                               (In thousands)
NUMERATOR:
Net loss ............................................  $(4,624)    $(8,772)    $(7,986)
                                                       -------     -------     -------
Net loss used for basic  and  diluted  loss per
share -- Loss attributable to common
stockholders ........................................  $(4,624)    $(8,772)    $(7,986)
                                                       =======     =======     =======

DENOMINATOR:
Denominator for basic and diluted loss per
share -- Weighted average common shares outstanding..    4,715       9,118       8,862
Assumed conversion of Preferred Stock from the
date of issuance (Series A and B) ...................    2,040          --          --
                                                       -------     -------     -------
                                                         6,755       9,118       8,862
                                                       =======     =======     =======

Basic and diluted net loss per share ................  $ (0.69)    $ (0.96)    $ (0.90)
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

On July 29, 1997, the Company acquired all of the common stock of its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). The aggregate purchase price of the acquisition was $1,630 and consisted of cash of $30 and the forgiveness of debt of $1,600. The transaction was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values at the date of acquisition. In connection with the acquisition, the Company acquired assets and assumed liabilities with fair market values of $401 and $652, respectively. The excess of the purchase price over the fair value of the net assets acquired of $1,900 has been allocated to goodwill. The results of operations of Clinitec are included in the consolidated statement of operations subsequent to the date of acquisition.

RMS was incorporated by the Company in August 1997 to develop radiation products to treat restenosis based on RMS's patented focus delivery systems technology. In consideration for the granting by RMS of a license to this technology, RMS issued to the Company 750,000 shares of Series B Preferred Stock, a warrant to purchase 1,500,000 shares of Series B Preferred Stock, rights of first offer with respect to the commercialization of RMS's products, and a promise to receive royalties on sales of products based upon the licensed technology. Following the organization of RMS and its sale of common stock to investors in a private offering, Radiance did not control RMS and accounted for its investment at zero --the book value of the assets transferred to RMS by Radiance. In September 1998, the Company exercised warrants to purchase an additional 1,500,000 Preferred Series B shares in RMS for $0.975 per share or a total of $1,500, bringing the Company's ownership of the outstanding equity of RMS to approximately 50%.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


In November 1998, the Company signed a definitive merger agreement with RMS and in January 1999, the Company acquired RMS pursuant to that Agreement. Under the terms of the Agreement, the Company paid the shareholders of RMS $3.00 for each share of Preferred Stock and $2.00 for each share of Common Stock for a total consideration of approximately $7,000, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. Such consideration was paid by delivery of an aggregate of 1,900,157 shares of Common Stock, and $700 in cash to certain RMS stockholders who elected to receive cash pursuant to the definitive merger agreement. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and the holder received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 share of the Company's Common Stock.

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


                                        1996        1997        1998
                                        ----        ----        ----

Revenues.........................    $ 8,822     $11,633     $12,175
Net Loss.........................     (5,060)     (9,589)     (8,511)
Net Loss per common share........      (0.75)      (1.05)      (0.96)
Shares used in computation.......      6,755       9,118       8,862


In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1996, 1997 or 1998, respectively, or of future operations of the combined companies under the ownership and management of the Company.

3.  SCIMED LIFE SYSTEMS, INC.

In September 1994, the Company and EndoSonics entered into a Stock Purchase and Technology License Agreement with SCIMED Life Systems, Inc. ("SCIMED"). SCIMED acquired a 19% interest in Radiance in exchange for $2,500 in cash. Radiance also granted SCIMED an exclusive license to certain patents in the cardiovascular field of use, which allows SCIMED to manufacture the Transport PTCA infusion catheter (the "Transport") developed by Radiance in exchange for a $1,000 license fee that was paid in 1994. SCIMED will pay royalties to Radiance on sales of the Transport and other products which use this patented technology. Radiance retains rights to this technology and the associated patents for use outside of the cardiovascular field.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



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

                         RADIANCE MEDICAL SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

Guidant Corporation

In June of 1998, the Company signed a technology license agreement with Guidant Corporation ("Guidant") to grant Guidant the ability to manufacture and distribute stent delivery products using the Company's focus technology. Under the Agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the focus technology. An initial license payment of $2,000 was received by the Company upon the signing of the Agreement. In October of 1998, the Company received another $1,000 license milestone payment upon the completion of the technology transfer to Guidant. Based upon the completion of certain initial technology transfer milestones, the Company recognized $2,750 in license revenue in 1998, and will recognize the remaining $250 of deferred license revenue as remaining milestones are met.

7.  MARKETABLE SECURITIES AVAILABLE-FOR-SALE

The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The Company's investment portfolio is managed by a major financial institution. The following is a summary of investments in debt securities at December 31, 1997 and 1998.

                                                   DECEMBER 31, 1997                  DECEMBER 31, 1998
                                           ------------------------------     -------------------------------
                                                       Gross
                                                    Unrealized                              Gross
                                                    Holding                              Unrealized
                                                      Gains        Fair                    Holding       Fair
                                           Cost      (Losses)      Value        Cost       Gains        Value
                                         --------    --------     --------    --------    --------    --------
U.S. Treasury and other agencies debt
securities ..........................    $  4,976    $     30     $  5,006    $  5,928    $     33    $  5,961
Corporate debt securities ...........      17,605         150       17,755      14,239         169      14,408
Foreign government debt securities ..       2,016          (4)       2,012       2,999           7       3,006
                                         --------    --------     --------    --------    --------    --------
                                         $ 24,597    $    176     $ 24,773    $ 23,166    $    209    $ 23,375
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

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consisted of the following:

                                            DECEMBER 31,
                                         ----------------
                                           1997      1998
                                         ------    ------

                  Raw materials ......   $1,285    $  630
                  Work in process ....      165        87
                  Finished goods .....    1,755       906
                                         ------    ------
                                         $3,205    $1,623
                                         ======    ======

9.  INTANGIBLES

Intangibles consisted of the following:

                                                                  DECEMBER 31,
                                                              -----------------
                                                                1997      1998
                                                              -------    ------
Goodwill ..................................................   $1,809    $1,746
Developed research and development and other intangible ...
assets ....................................................       --       243
Product license ...........................................      169       144
                                                              ------    ------
                                                              $1,978    $2,133
                                                              ======    ======


10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                       DECEMBER 31,
                                    -----------------
                                      1997       1998
                                    ------    ------
Accounts payable ................   $1,374    $1,281
Accrued payroll and related
expenses ........................    1,317     1,287
Accrued clinical studies ........      548       979
Accrued office closing costs ....       --       225
Other accrued expenses ..........      249       514
                                    ------    ------
                                    $3,488    $4,286
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

Future minimum payments by year under long-term, noncancellable operating leases were as follows as of December 31, 1998:

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1999 ........   $  468
2000 ........      442
2001 ........      150
2002 ........       47
2003 ........       15
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

Stock Option Plan

In May 1996, the Company adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which is the successor to the Company's 1995 Stock Option Plan. In September 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the "1997 Plan"). Under the terms of the 1996 and 1997 Plans, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's Common Stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the fair value on the date of grant, a determined by the Board of Directors. At December 31, 1998 the Company had 2,100,000 and 90,000 shares of Common Stock for issuance under the 1996 and 1997 Plan, respectively. In January 1999, the Company authorized an additional 750,000 shares of common stock for issuance under the 1996 Plan. At December 31, 1998, the Company had 152,000 shares and 39,000 shares of Common Stock available for grant under the 1996 and 1997 Plan, respectively. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over a four year period. Shares underlying the exercise of unvested options are subject to various restrictions as to resale and right of repurchase by the Company which lapses over the vesting period. The activity under both plans is summarized below:

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                         OPTION PRICE         NUMBER
                                           PER SHARE         OF SHARES
                                           ---------         ---------
Balance at December 31, 1995..           $1.00 to $ 1.50         956,000
Granted.......................           $2.50 to $13.25         346,000
Exercised.....................           $1.00 to $ 1.50        (138,600)
Forfeited.....................           $1.00 to $13.25         (18,875)
Cancelled.....................                      --              --
                                         ---------------     -----------
Balance at December 31, 1996..           $1.00 to $13.25       1,144,525
Granted.......................           $5.00 to $ 9.50       1,000,000
Exercised.....................           $1.00 to $ 2.50        (208,259)
Forfeited.....................           $1.00 to $13.25        (204,229)
Cancelled.....................                    $ 6.87        (130,000)
                                         ---------------     -----------
Balance at December 31, 1997..           $1.00 to $13.25       1,602,037
Granted.......................           $3.25 to $ 6.44         665,100
Exercised.....................           $1.00 to $ 2.50        (138,965)
Forfeited.....................           $1.00 to $ 9.50        (614,794)
Cancelled.....................                      --              --
                                         ---------------     -----------
Balance at December 31, 1998..           $1.00 to $12.00       1,513,378
                                         ===============     ===========

            The Board of Directors approved repricing of the following options:


           Date Repricing                                Original              New
              Approved             Option Grant Date    Grant Price       Grant Price
              --------             -----------------     --------         -----------

    April 21, 1997                 August 5, 1996          $13.25          $6.88
                                   November 4, 1996         12.50           6.88

    April 7, 1998                  January 13, 1997          9.50           4.94
                                   September 19, 1997        7.31           4.94

    December 14, 1998              April 21, 1997            6.88           3.63
                                   May 20, 1998              6.00           3.63
                                   May 26, 1998              5.88           3.63
                                   June 10, 1998             6.44           3.63

As a result of the repricing, the vesting period on the aforementioned options started anew.

The following table summarizes information regarding stock options outstanding at December 31, 1998:

                                              WEIGHTED-
                             OPTIONS           AVERAGE            WEIGHTED                OPTION                WEIGHTED-
         RANGE OF          OUTSTANDING        REMAINING            AVERAGE              EXERCISABLE              AVERAGE
      EXERCISE PRICES      AT 12/31/98     CONTRACTUAL LIFE     EXERCISE PRICE          AT 12/31/98               PRICE
      ---------------      -----------     ----------------     --------------          -----------             ---------
   $ 1.00  -$ 1.50           358,216             6.6                 $1.28                 282,049                $1.23
     2.50  -  5.63           983,662             9.0                  4.05                  65,074                 4.10
     7.31  - 12.00           171,500             8.6                  7.91                  19,844                 9.41
                           ---------                                                       -------
     1.00  - 12.00         1,513,378             8.4                  3.84                 366,967                 2.18
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

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13.  INCOME TAXES

Significant components of the Company's deferred tax assets are as follows at December 31:

                                           1997        1998
                                           ----        ----

Net operating loss carryforward ....    $ 3,959     $ 5,473
Accrued expenses ...................        405         572
Tax credits ........................        812         953
Bad debt reserve ...................        205         236
Depreciation .......................        (56)        (85)
Amortization .......................         --          58
Inventory write-downs ..............        451         749
Capitalized research and development        642         963
Deferred revenue ...................         --         100
Deferred Compensation amortization .         --         215
Other ..............................        191         249
                                        -------     -------
Gross deferred tax assets ..........      6,609       9,483
Valuation allowance ................     (6,609)     (9,483)
                                        -------     -------
Net deferred tax assets ............    $    --     $    --
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

15.  SUBSEQUENT AND SIGNIFICANT EVENTS

In October 1998, the Company signed a letter of intent to sell substantially all of the properties and assets used exclusively in its Vascular Access Business Unit to Escalon Medical Corporation and in January 1999 the sale was completed under a definitive Sale and Purchase Agreement ("Agreement"). Under the terms of the Agreement, the Company received an initial payment of $1,100. This payment represented a $1,000 consideration payment increased by the excess of the actual inventory transferred of $700 over the contractual estimate of $600.

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

The following table sets forth the Vascular Access operating profits for the periods indicated:

                                           Year Ended December 31,
                                      ------------------------------
                                         1996       1997        1998
                                      -------    -------     -------
Revenues .........................    $ 1,810    $ 2,419     $ 2,664
Operating costs and expenses:
  Costs of sales .................      1,201        937       1,342
  Research and development .......         44        392         480
  Marketing and sales ............        248        506         556
  General and administrative .....        109        465         671
                                      -------    -------     -------
Total operating costs and expenses      1,602      2,300       3,049
                                      -------    -------     -------
                                      $   208    $   119     $  (385)
                                      =======    =======     =======


                         RADIANCE MEDICAL SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)


             COLUMN A                    COLUMN B            COLUMN C            COLUMN D       COLUMN E
             --------                    --------            --------            --------       --------
                                                            ADDITIONS
                                                      ---------------------
                                         BALANCE AT   CHARGES TO     CHARGED                    BALANCE AT
                                         BEGINNING     COSTS AND    TO OTHER                      END OF
            DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS        PERIOD
            -----------                  ---------     --------     --------    ----------       ---------
Year ended December 31, 1998
   Allowance for doubtful accounts         $  500        $  295        $ --        $ (212)        $  583
  Reserve  for excess and  obsolete
   inventories ....................        $1,100        $1,274        $ --        $ (518)        $1,856


Year ended December 31, 1997
   Allowance for doubtful accounts         $  377        $  318        $ --        $ (195)        $  500
   Accrued warranty expenses ......        $   29        $   --        $ --        $  (29)        $   --
  Reserve  for excess and  obsolete
   inventories ....................        $  145        $  955        $ --        $   --         $1,100

Year ended December 31, 1996
   Allowance for doubtful accounts         $  180        $  221        $ --        $  (24)        $  377
   Accrued warranty expenses ......        $  113        $   --        $ --        $  (84)        $   29
  Reserve  for excess and  obsolete
   inventories ....................        $  209        $   --        $ --        $  (64)        $  145


                                  EXHIBIT INDEX

                                                                                   SEQUENTIALLY
       EXHIBIT                                DESCRIPTION                           NUMBER PAGE
       -------                                -----------                           -----------

       2.1(3)          Agreement and Plan of Reorganization dated as of June 9,
                       1993 among Endosonics Corporation ("Endosonics"),
                       Endosonics Acquisition Corporation and Radiance Medical
                       Systems, Inc.  ("Radiance")..............................

       2.2(3)          First Amendment dated as of June 30, 1993 to the
                       Agreement and Plan of Reorganization among  Endosonics
                       Acquisition Corporation and Radiance.....................

       2.4(12)         Agreement and Plan of Merger dated November 3, 1998 by
                       and between CardioVascular Dynamics, Inc. and Radiance
                       Medical Systems, Inc.....................................

       2.5(13)         Assets Sale and Purchase Agreement dated January 21, 1999
                       by and between the Company and Escalon Medical Corp......

       3.1(3)          Certificate of Incorporation.............................

       3.2(3)          Amended Bylaws...........................................

       4.1(1)          Specimen Certificate of Common Stock.....................

      10.1(3)          Form of Indemnification Agreement entered into between
                       the Registrant and its directors and officers............

      10.2(3)**        The Registrant's 1996 Stock Option Plan and forms of
                       agreements thereunder....................................

      10.3(3)**        The Registrant's Employee Stock Purchases Plan and forms
                       of agreement thereunder..................................

      10.4(3)          Series A Supplemental Stock Purchase Agreement dated June
                       5, 1992, and by between Endosonics and Radiance..........

      10.5(3)          Stock Purchase Option agreement dated June 5, 1992, by
                       and between Endosonics and Radiance......................

      10.7(3)*         Stock Purchase and Technology License Agreement dated
                       September 10, 1994, as amended on September 29, 1995, by
                       and among Endosonics, Radiance and SCIMED Life Systems,
                       Inc. ("SCIMED")..........................................

      10.8(3)          Waiver and Grant of Warrant Dated June 30, 1995 by and
                       between SCIMED, Radiance and Endosonics..................

      10.9(3)*         License Agreement dated January 15, 1995 by and between
                       Radiance and Advanced Cardiovascular Systems, Inc. ("ACS")
      10.10(3)         License Agreement dated March 4, 1996 by and between
                       Radiance and ACS.........................................

      10.11(3)         Series B Stock Purchases Agreement dated March 29, 1996
                       and between Radiance and Endosonics......................

      10.15(3)         Industrial Lease dated February 23, 1995 by and between
                       the Irvine company and Radiance..........................

      10.16(1)         Waiver and Grant of Warrant dated  May 2, 1996 by and
                       between SCIMED, Radiance and Endosonics..................


                                                                                   SEQUENTIALLY
       EXHIBIT                                DESCRIPTION                           NUMBER PAGE
       -------                                -----------                           -----------

      10.18(4)*        Supply Agreement dated July 15, 1996 by and between
                       Radiance and Medtronic, Inc..............................

      10.19(4)*        OEM Agreement dated July 15, 1996 by and between Radiance
                       and Medtronic, Inc.......................................

      10.20(6)         License Agreement dated May 16, 1997 by and between
                       Radiance and Endosonics..................................

      10.21(6)         Register Rights Agreement dated May 14, 1997 by and
                       between Radiance and Endosonics..........................

      10.22(7)**       1997 Supplemental Stock Option Plan......................

      10.23(8)         Stock Purchase Agreement dated as of February 10, 1997 by
                       and between Endosonics and the Company...................

      10.24(9)*        License Agreement by and between the Company and Guidant
                       Corporation dated June 19, 1998..........................

      10.25(14)**      1996 Stock Option/Stock Issuance Plan (as Amended and
                       Restated as of April 8, 1997, March 12, 1998 and November
                       3, 1998).................................................

      10.26(15)**      1997 Stock Option Plan (As Amended as of June 15, 1998)
                       assumed by Registrant pursuant to its acquisition of
                       Radiance Medical Systems, Inc. on January 14, 1999.......

      10.27**+         amendment to Employment Agreement dated as of February 1,
                       1999 between the Company and Michael R. Henson and form
                       of Employment Agreement entered into on January 14, 1999
                       between the Company and Michael R. Henson................

      10.28**+         Employment Agreement entered into as of February 1, 1999
                       by and between the Company and Stephen R. Kroll..........

      10.29**+         Form of Employment Agreement by and between the Company
                       and Jeffrey Thiel........................................

      10.30**+         Form of Employment Agreement by and between the Company
                       and Claire Walker........................................

      21.1+            List of Subsidiaries.....................................

      23.1             Consent of Ernst & Young LLP, Independent Authors........

      24.1+            Power of Attorney (Reference is made to page 39 of the
                       Annual Report on Form 10-K)..............................

      27.1+            Financial Date Schedule..................................

*   Confidential treatment granted

**  Indicates compensatory plan or arrangement.

+ Previously filed as an exhibit to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(1) Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 1996.
                                      II-3

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

(7) Previously field as an exhibit to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

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