Form 10-Q
period 1999-03-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 1999-05-17
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ______________ TO _______________


                        COMMISSION FILE NUMBER 0-28440


                         RADIANCE MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                           68-0328265
-------------------------------                         ----------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S.EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

            13700 ALTON PARKWAY, SUITE 160, IRVINE, CALIFORNIA 92618
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

ON MAY 6, 1999, THE REGISTRANT HAD OUTSTANDING APPROXIMATELY 11,690,000 SHARES OF COMMON STOCK (INCLUDING 686,000 OF TREASURY SHARES) OF $.001 PAR VALUE, WHICH IS THE REGISTRANT'S ONLY CLASS OF COMMON STOCK.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                    FORM 10-Q

                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1999
            AND DECEMBER 31, 1998                                        3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            THREE MONTHS ENDED MARCH 31, 1999 AND 1998                   4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            THREE MONTHS ENDED MARCH 31, 1999 AND 1998                   5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                         10

PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 6.                                                      18

SIGNATURES                                                              20

EXHIBIT INDEX                                                           21

                         RADIANCE MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                  March 31,      December 31,
                                                                    1999             1998
                                                                  ---------      ------------
ASSETS
Current assets:
  Cash and equivalents                                            $    640         $  1,437
  Marketable securities available-for-sale                          23,555           23,375
  Trade accounts receivable, net                                     1,403            2,413
  Other receivables                                                    333              375
  Inventories                                                          929            1,623
  Other current assets                                                 193              218
                                                                  --------         --------
      Total current assets                                          27,053           29,441
Property and equipment, net                                          1,381            1,532
Notes receivable from officers                                         117              116
Goodwill                                                             6,390            2,133
Other assets                                                            54              559
                                                                  --------         --------
Total Assets                                                      $ 34,995         $ 33,781
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $  3,795         $  4,286
  Deferred license revenue                                             688              250
                                                                  --------         --------
      Total current liabilities                                      4,483            4,536

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                           --               --
Common stock, $.001 par value; 30,000,000 authorized,
  11,651,000 shares and 9,578,000 shares outstanding as of
  March 31, 1999 and December 31, 1998, respectively                    12               10
Additional paid-in capital                                          68,384           60,664
Deferred compensation                                                 (351)            (409)
Accumulated deficit                                                (34,155)         (27,807)
Treasury stock at cost, 686,000 common shares as of
  March 31, 1999 and December 31, 1998, respectively                (3,675)          (3,675)
Accumulated other comprehensive income                                 297              462
                                                                  --------         --------
      Total stockholders' equity                                    30,512           29,245
                                                                  --------         --------
Total Liabilities and Stockholders' Equity                        $ 34,995         $ 33,781
                                                                  ========         ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1999           1998
                                               --------       --------
Revenue:
  Sales                                        $  1,193       $  2,466
  License revenue                                   563             --
                                               --------       --------
Total revenue                                     1,756          2,466
  Cost of sales                                     847          1,352
                                               --------       --------
Gross profit                                        909          1,114
Operating expenses:
  Charge for acquired in-process research
   and development                                4,194             --
  Research, development and clinical              2,047          1,483
  Marketing and sales                               767          1,364
  General and administrative                        770            589
                                               --------       --------
Total operating expenses                          7,778          3,436
                                               --------       --------
Loss from operations                             (6,869)        (2,322)

Other income (expense):
   Interest income                                  315            420
   Gain on sale of assets                           228             --
   Other expense                                    (22)           (72)
                                               --------       --------
          Total other income                        521            348
                                               --------       --------
Net loss                                       $ (6,348)      $ (1,974)
                                               ========       ========

Basic and diluted net loss per share           $  (0.60)      $  (0.22)
                                               ========       ========
Shares used in computing basic and
    diluted net loss per share                   10,600          8,896
                                               ========       ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         1999           1998
                                                                       --------       --------
Cash flows from operating activities:
   Net loss                                                            $ (6,348)      $ (1,974)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                         375            154
      Amortization of deferred compensation                                   9             58
      Bad debt expense                                                       38             30
      Foreign currency exchange loss                                         78             16
      Charge for acquired in-process research and
          development                                                     4,194             --
      Gain on sale of assets                                               (228)
   Changes, net of effects from purchase of Clinitec:
         Trade accounts receivable, net                                     973            309
         Inventories                                                        (10)            54
         Other assets                                                        82           (132)
         Accounts payable and accrued expenses                           (1,025)          (874)
         Deferred revenue                                                   438             --
                                                                       --------       --------
              Net cash used in operating activities                      (1,424)        (2,359)

Cash flows provided by (used in) investing activities:
   Purchase of available-for-sale securities                            (11,544)        (6,817)
   Sales of available-for-sale securities                                11,263          5,864
   Capital expenditures for property and equipment
     and other assets                                                       (75)           (40)
   Sale of Vascular Access business unit, net                             1,082             --
   Purchase of Radiance, net of cash acquired                              (259)            --
                                                                       --------       --------
              Net cash provided by (used in) investing activities           467           (993)

Cash flows provided by (used in) financing activities:
   Proceeds from sale of common stock                                        89             66
   Proceeds from exercise of common stock options                            15             11
   Proceeds from repayment of affiliate debt                                 56            258
   Purchase of treasury stock                                                --         (1,275)
                                                                       --------       --------
              Net cash provided by (used in) financing activities           160           (940)
                                                                       --------       --------

Net decrease in cash and equivalents                                       (797)        (4,292)
Cash and equivalents, beginning of period                                 1,437          6,141
                                                                       --------       --------
Cash and equivalents, end of period                                    $    640       $  1,849
                                                                       ========       ========

Supplemental disclosure of non-cash investing activities:

The Company acquired the remaining common stock of RMS and,
 in connection with the transaction, the following liabilities were assumed:
          Fair value of assets acquired                                $  9,308       $     --
          Cash paid                                                        (692)            --
          Common stock and options issued                                (7,569)            --
                                                                       --------       --------
            Liabilities assumed                                        $  1,047       $     --
                                                                       ========       ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 March 31, 1999

1.  Basis of Presentation

Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to "Radiance" or the "Company") was incorporated in March 1992 in the State of California and reincorporated in Delaware in 1993. The Company and its subsidiaries design, develop, manufacture and market proprietary therapeutic catheters and stents used to treat certain vascular diseases. Accordingly, the Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 is not necessarily indicative of results that may be expected for the year ending December 31, 1999 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended
December 31, 1998.

2.  Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's common stock granted under the Company's stock option plan have been excluded from the calculation of diluted earnings per share as they are anti-dilutive.

3.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                    March 31, 1999     December 31, 1998
                                    --------------     -----------------
               Raw materials            $  464              $  630
               Work-in-process             177                  87
               Finished goods              288                 906
                                        ------              ------
                                        $  929              $1,623
                                        ======              ======

4. Deferred License Revenue

In June of 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute stent delivery products using the Company's focal technology. Under the Agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the focal technology. A milestone payment for $1.0 was received in the first quarter of 1999. Based upon the completion of certain milestones, the Company recognized $0.6 in license revenue in the first quarter of 1999 and will recognize the remaining $0.7 million of deferred license revenue in future periods.

5. Comprehensive Loss

Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive loss included the following:

                                                    Three Months Ended
                                             ---------------------------------
                                             March 31, 1999     March 31, 1998
                                             --------------     --------------
          Net loss                               $(6,348)          $(1,974)
          Unrealized gain (loss) on
            available-for-sale securities           (101)               75
          Foreign currency translation
            Adjustment                               (64)              (33)
                                                 -------           -------
                 Comprehensive loss              $(6,513)          $(1,932)
                                                 =======           =======

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



6. Recent Accounting Pronouncements

For the year beginning January 1, 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs, and it anticipates that the impact of the SOP will not be material on its results of operations or financial position for the foreseeable future as amounts expended to develop or obtain software have not been and are not expected to be material.

7. Sale of Assets and Acquisition

Sale of Assets of Vascular Access Business Unit

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access Business Unit to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1,104 for assets transferred, including inventory ($704) and property and equipment ($146). It will receive an additional $1,000 upon the completion of the transfer of the assets and technology and also is entitled to receive royalty payments upon the sale of products for a five-year period. The Company will continue to manufacture certain vascular access products for up to 180 days following the completion of the sale on a "cost plus" basis.

Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of the capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, The Company paid former stockholders of RMS $3.00 for each share of RMS preferred stock and $2.00 for each share of RMS common stock, for a total consideration of approximately $7,033, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $692

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 shares of the Company's Common Stock.

In addition, Radiance share and option holders may receive product development Milestone payments of $2.00 for each share of Preferred Stock and $3.00 for each share of Common Stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace.

Proforma combined results of the Company and Radiance for the three month period ended March 31, 1998, on the basis that the acquisition had taken place at the beginning of 1998, would have reported the following:

                                                 Three Months
                                                Ended March 31,
                                                     1998
                                                ---------------
                  Pro forma Revenues               $ 2,466
                  Pro forma Net Loss                (2,376)
                  Pro forma Net Loss
                     Per Share                       (0.21)

Not reflected in the above pro forma results is the charge of $4,194 for acquired in-process research and development. In addition to the aforementioned charge, the Company capitalized intangible assets of $3,354 and $1,301 for developed research and development and employment contracts, respectively, as part of the cost for the remaining common stock of RMS, as described more fully above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Radiance cautions stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this document, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and statements located elsewhere herein regarding Radiance's financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which Radiance operates, competitive activities or other business conditions. There can be no assurance that Radiance's actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1998, including but not limited to those discussed in "Item 7--Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Statements.

Overview

Since its inception in 1992, Radiance Medical Systems, Inc. has engaged primarily in the research and development, manufacturing and marketing of proprietary devices for the prevention of the recurrence of atherosclerotic blockages following the interventional treatment of atherosclerosis. Radiance's primary product under development is the RDX Catheter, a balloon catheter-based delivery system designed to deliver radioactive materials to the area of the artery that has been treated with conventional interventional therapy such as Percutaneous Transluminal Coronary Angioplasty ("PTCA"), atherectomy and/or stent deployment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company is the result of an acquisition effected by the merger of the (former) Radiance Medical Systems, Inc. ("RMS") with and into Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) in January 1999. RMS originally was formed by the Company as a separate entity to focus on the development of radiation therapy technology for the treatment of cardiovascular disease, and to obtain financing for such development from sources other than the Company. As a result of the merger, the Company acquired all of the shares of RMS that it did not own.

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

In June 1997 Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the first quarter 1998.

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

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access Business Unit to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1.1 million for actual inventory transferred, will receive an additional $1.0 million upon the completion of the transfer of the assets and technology, and also is entitled to receive royalty payments upon the sale of products for a five-year period. The Company will continue to manufacture certain vascular access products for up to 180 days following the completion of the sale.

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of the capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, The Company paid former stockholders of RMS $3.00 for each share of RMS preferred stock and $2.00 for each share of RMS common stock, for a total consideration of approximately $7.0 million, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $0.7 million in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 shares of the Company's Common Stock. In addition, Radiance share and option holders may receive product development Milestone payments of $2.00 for each share of Preferred Stock and $3.00 for each share of Common Stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The Milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. See Note 7 to the Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

First quarter of 1999 compared to the same period in 1998

         Sales Revenue. Sales Revenue for the first quarter of 1999 decreased 48% to $1.2 million compared to $2.5 million for the first quarter of 1998. The decrease resulted primarily from the sale of the Vascular Access business unit in January 1999 and from lower sales in Asia in the first quarter of 1999 compared with the same period of 1998. Management anticipates that product sales revenue will continue to be materially lower in subsequent periods of 1999 compared with the same periods of 1998 due to the sale of the Vascular Access business unit and the license of technology to Guidant.

         License Revenue. $0.6 million in license revenue was recognized in the first quarter of 1999 under the technology license agreement with Guidant.

         Cost of Sales. The cost of sales for the first quarter of 1999 decreased to 48% compared to 55% of revenues for the same period of 1998. The decrease is attributable primarily to the inclusion in revenues for the first quarter of 1999 technology license revenue of $0.6 million that had no associated cost of sales, offset by relatively higher cost of sales due to pricing pressure in certain foreign markets and the sale of Vascular Access products on a "cost plus" basis to the purchaser of the business unit, Escalon.

         Charge for Acquired In Process Research and Development. The Company incurred a charge of $4.2 million in the first quarter of 1999 in connection with the purchase of the Common Stock of RMS not previously owned. The excess of the purchase price of RMS over the fair market value of net assets was allocated to acquired in-process research and development, developed research and development and other intangibles in accordance with an independent appraisal.

         Research and Development. Research and development expenses were $2.0 million and $1.5 million in the quarters ended March 31, 1999 and 1998, respectively. During the quarter, the Company primarily directed its development efforts on the development of the RDX catheter and, secondarily, to continued efforts to develop its SEAL technology stent products and expects the overall expenditures to increase in the second quarter and in the remainder of 1999 if the technology proves to be suitable for clinical trials. At any time during the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


development process, work on the technology could be halted or restarted under a different design, for example, unless the efficacy of the design and technology is proven at each stage of its development. There is no certainty that the technology will ever reach the market or produce material sales due to many risks, including competitor development of superior technologies or products, an unrecoverable product cost, lack of product reimbursement, the uncertainty of regulatory approval and other factors mentioned below concerning the risks associated with Radiance's operations within this market.

         Marketing and Sales. Marketing and sales expenses decreased 44% to $0.8 million, down $0.6 million in the quarter ended March 31, 1999, compared to $1.4 million in the same period of 1998. This decrease primarily reflects reductions in the Company's domestic and foreign sales force and related expenses.

         General and Administrative. General and administrative expenses increased by 31% to $0.8 million for the quarter ended March 31, 1999, from $0.6 million for the same quarter in 1998. The increase was due primarily to the appointment of an executive officer and higher travel expenses.

         Other income (expense). Other Income (expense) increased 50% to $0.5 million in the first quarter of 1999 from $0.3 million for the same period of 1998. The increase was primarily due to a $0.2 million gain on the sale of the assets of the Vascular Access business unit in the first quarter of 1999.

Radiance has experienced an operating loss for each of the last three years and expects to continue to incur operating losses through at least 2000. Radiance's results of operation have varied significantly from quarter to quarter. Quarterly operating results depend upon several factors, including the timing and amount of expenses associated with development of the RDX catheter, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuating revenues. As a result of these and other factors, the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to achieve or maintain profitability in the future.

The Company has completed an assessment of our hardware and software and is in the process of upgrading them so that our computer systems will function properly on and after the Year 2000. Of the total cost of $15,000 estimated for the Year 2000 upgrade, approximately $15,000 has been spent. Future expenditures for upgrades and other project costs are not expected to exceed this estimate by a material amount. Our Year 2000 upgrade was substantially completed in the first quarter of 1999.

We will contact our vendors and customers to assess the impact the Year 2000 issue will have on our supply and service relationships we have with our vendors and customers. Based upon our assessment of our systems and software, we believe that the planned system enhancements and upgrades should prevent related problems that could affect our ability to supply or service our customers. We anticipate completing our assessment of significant vendor and customer Year 2000 issues by the end of the second quarter of 1999 and will formulate a contingency plan based upon what we believe are the "worst-case" scenarios. However, depending upon the response level by customers and vendors and the information received from them, this assessment may not be completed as anticipated or may be inadequate to assess or address the related risks. We cannot be certain that all of our systems or software will be Year 2000 ready nor have any assurance that our vendors' or customers' systems and software will be Year 2000 ready. To prepare for any vendor problems, we will try to identify alternative supply sources, but there is no guaranty that the alternative sources will be Year 2000 ready or will be able to provide the same level of service and supply as our current vendors. If our customers' systems and software are not Year 2000 ready, any operational problems which may result could cause slowed or lower demand of our products. Even if our goal is to be Year 2000 ready, there can be no assurance that our plans will be sufficient to address any third party failures, and any unresolved or undetected internal or external Year 2000 issues could materially adversely affect our business, financial condition or results of operations.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations primarily through the sale of its equity securities, advances from Endosonics (Radiance's former parent company), licensing its technologies and through international product distribution

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


agreements. Prior to the Company's initial public offering, the Company had raised an aggregate of approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital advances from Endosonics Corporation, which was repaid to Endosonics during the third quarter of 1996.

In the third quarter of 1996, the Company closed its initial public offering of common stock, resulting in net proceeds of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. For the quarters ended March 31, 1999 and 1998, the Company's net cash used in operating activities was $1.3 and $2.4 million, respectively. The decrease in net cash used, comparing the first quarter of 1999 and 1998, resulted primarily from relatively lower product sales and thus accounts receivable.

On March 31, 1999, the Company had cash, cash equivalents and marketable securities available for sale of $24.2 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and to utilize increased levels of working capital prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will sufficient to fund its operations through June 30, 2000. Radiance's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

Trade accounts receivable, net, decreased 58% to $1.4 million as of March 31, 1999, compared with $2.4 million at December 31, 1998. The decrease was primarily due to lower sales in Asia and the sale of the Vascular Access business unit in the first quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Inventories decreased 42% to $0.9 million as of March 31, 1999, compared with $1.6 million at December 31, 1998. This decrease primarily resulted from the sale of the inventory of the Vascular Access business unit totaling $0.7 million in the first quarter of 1999.

Goodwill and other intangibles increased 200% to $6.4 million at March 31, 1999, compared with $2.1 million at the end of 1998 mostly due to the recognition of $4.7 million in developed research and development and employment contracts obtained in the acquisition of RMS in the first quarter of 1999.

Accounts payable and accrued expenses decreased 11% to $3.8 million at March 31, 1999, compared with $4.3 million at the end of 1998 primarily to the payment of annual incentive compensation and reorganization costs.

Deferred license revenue increased 175% to $0.7 million at March 31, 1999 from $0.3 million at the end of 1998. The increase was due to the receipt of a milestone payment of $1.0 million under the Guidant technology license agreement, offset by the recognition of $0.6 million in license revenue during the first quarter of 1999. See Note 4 to the Condensed Consolidated Financial Statements.

Additional paid-in capital increased 13% to $68.4 million at March 31, 1999 from $60.7 million at the end of 1998. This increase was due to the Company's acquisition of all of the capital stock that it did not own of RMS through the issuance of the Company's common stock and options with a value of approximately $7.6 million and the payment of cash of approximately $0.7 million. See Note 6 to the Condensed Consolidated Financial Statements.

                                    Part II.

                                OTHER INFORMATION

Items 1, 3 and 5. Not applicable

Item 2.  Changes in Securities and Use of Proceeds

(d) Use of Proceeds

The Company has used approximately $2.7 million of the net proceeds from its initial public offering on June 19, 1996, SEC file number 333-04560, the IPO for repayment of certain outstanding indebtedness to Endosonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until March 31, 1999, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to nine present and former officers of the Company and used $7.8 million for working capital. The Company has also used approximately $1.8 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of the first quarter of 1999, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a Warrant to acquire 1,500,000 Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. In January 1999, the Company paid $0.7 million to stockholders of RMS who elected to receive cash for their RMS common stock and $0.6 million in costs relating to the acquisition of the remaining common stock of RMS not held by the Company. At March 31, 1999, approximately $24.0 million was held in temporary investments, of which approximately $8.9 million was invested in U.S. Agency debt securities, $1.0 million was invested in Foreign Government debt securities, and $14.1 million was invested in corporate debt securities.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's Special Meeting of Stockholders was held on January 14, 1999. The following actions were taken at this meeting:

                                    Abstentions
                                        and
                                      Broker       Affirmative    Negative
                                     Non-Votes        Votes        Votes      Withheld
                                     ---------        -----        -----      --------
a. The issuance of CVD Common
   Stock in exchange for the
   outstanding capital stock of
   RMS, in the merger between
   Radiance, RMS Acquisition
   Corp. and RMS                     135,183        5,919,891      51,696       -0-

                                    Part II.

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders (continued)

                                    Abstentions
                                        and
                                      Broker       Affirmative    Negative
                                     Non-Votes        Votes        Votes      Withheld
                                     ---------        -----        -----      --------
b. Amendment to Certificate of
   Incorporation of CVD to change
   the name of CVD from
   Cardiovascular Dynamics, Inc.
   to Radiance Medical Systems,
   Inc.                                27,988       6,009,528      69,254       -0-

c. Amendment to CVD's 1996
   Stock Option/Stock Issuance
   Plan to increase The number of
   shares Available for issuance
   by An additional 750,000
   Shares of Common Stock.            160,649       5,235,874     710,247       -0-

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibit is filed herewith:

                  Exhibit 27 -- Financial Data Schedule

(b)      Reports on Form 8-K.

         o The Company filed a Report on Form 8-K as of January 22, 1999 reporting the consummation of the acquisition of the former Radiance Medical Systems, Inc. by the Company.

         o The Company filed a Report on Form 8-K as of February 5, 1999 reporting the Sale of the Vascular Access Business Unit to Escalon Medical Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                           RADIANCE MEDICAL SYSTEMS, INC.


Date:    May 14, 1999                      /s/ Michael R. Henson
                                           -------------------------------------
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:    May 14, 1999                      /s/ Stephen R. Kroll
                                           -------------------------------------
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                    Description
------                    -----------
  27              Financial Data Schedule