Form 10-Q
period 1999-06-30
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 1999-08-13
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

                              YES [X]       NO [ ]

ON AUGUST 4, 1999, THE REGISTRANT HAD OUTSTANDING APPROXIMATELY 11,734,000 SHARES OF COMMON STOCK (INCLUDING 686,000 OF TREASURY SHARES) OF $.001 PAR VALUE, WHICH IS THE REGISTRANT'S ONLY CLASS OF COMMON STOCK.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                    FORM 10-Q

                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1999 AND
               DECEMBER 31, 1998                                                        3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
               AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998                              4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
               MONTHS ENDED JUNE 30, 1999 AND 1998                                      5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                               11

PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 6.                                                                     21

SIGNATURES                                                                             23

EXHIBIT INDEX                                                                          24

                         RADIANCE MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                       June 30,        December 31,
                                                                         1999             1998
                                                                       --------        ------------
ASSETS
Current assets:
  Cash and equivalents                                                 $  1,201         $  1,437
  Marketable securities available-for-sale                               22,872           23,375
  Trade accounts receivable, net                                          1,228            2,413
  Inventories                                                               890            1,623
  Other current assets                                                      465              593
                                                                       --------         --------
      Total current assets                                               26,656           29,441
Property and equipment, net                                               1,275            1,532
Notes receivable from officers                                              119              116
Goodwill                                                                  4,586            2,133
Other assets                                                                 40              559
                                                                       --------         --------
Total Assets                                                           $ 32,676         $ 33,781
                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $  3,688         $  4,286
  Deferred revenue                                                        1,626              250
                                                                       --------         --------
      Total current liabilities                                           5,314            4,536

Deferred revenue                                                            500               --

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and outstanding              --               --
Common stock, $.001 par value; 30,000,000 authorized,
  11,690,000 shares and 9,578,000 shares outstanding as of
  June 30, 1999 and December 31, 1998, respectively                          12               10
Additional paid-in capital                                               68,436           60,664
Deferred compensation                                                      (292)            (409)
Accumulated deficit                                                     (37,911)         (27,807)
Treasury stock at cost, 686,000 common shares as of
  June 30, 1999 and December 31, 1998, respectively                      (3,675)          (3,675)
Accumulated other comprehensive income                                      292              462
                                                                       --------         --------
      Total stockholders' equity                                         26,862           29,245
                                                                       --------         --------
Total Liabilities and Stockholders' Equity                             $ 32,676         $ 33,781
                                                                       ========         ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                            Three Months Ended June 30   Six Months Ended June 30,
                                            --------------------------   -------------------------
                                                1999          1998          1999          1998
                                              --------      --------      --------      --------
Revenue:
  Sales                                       $  1,144      $  2,457      $  2,337      $  4,923
  License revenue                                  661           400         1,224           400
                                              --------      --------      --------      --------
Total revenues                                   1,805         2,857         3,561         5,323
  Cost of sales                                  1,053         1,295         1,900         2,647
                                              --------      --------      --------      --------
Gross profit                                       752         1,562         1,661         2,676
Operating expenses:
  Charge for acquired in-process research
    and development                                 --            --         4,194            --
  Research, development and clinical             2,110         1,976         4,157         3,459
  Marketing and sales                              461         1,199         1,228         2,563
  General and administrative                       674           601         1,444         1,190
  Goodwill impairment charge                     1,451            --         1,451            --
                                              --------      --------      --------      --------
Total operating expenses                         4,696         3,776        12,474         7,212
                                              --------      --------      --------      --------
Loss from operations                            (3,944)       (2,214)      (10,813)       (4,536)

Other income (expense):
  Interest income                                  340           387           655           807
  Gain (loss) on disposal of assets                (97)           --           131            --
  Other expense                                    (55)          (23)          (77)          (95)
                                              --------      --------      --------      --------
          Total other income                       188           364           709           712
                                              --------      --------      --------      --------
Net loss                                      $ (3,756)     $ (1,850)     $(10,104)     $ (3,824)
                                              ========      ========      ========      ========

Basic and diluted net loss per share          $  (0.32)     $  (0.21)     $  (0.88)     $  (0.43)
                                              ========      ========      ========      ========
Shares used in computing basic and
    diluted net loss per share                  11,682         8,946        11,474         8,858
                                              ========      ========      ========      ========



See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                          1999          1998
                                                                        --------      --------
Cash flows from operating activities:
    Net loss                                                            $(10,104)     $ (3,824)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Goodwill impairment charge                                     1,451            --
            Depreciation and amortization                                    727           330
            Amortization of deferred compensation                             68           116
            Bad debt expense                                                  37            60
            Foreign currency exchange loss                                   140            --
            Charge for acquired in-process research and development        4,194            --
            Gain on sale of assets                                          (131)           --
    Changes, net of effects from purchase of Radiance:
            Trade accounts receivable, net                                 1,148           302
            Inventories                                                       29           270
            Other assets                                                     147           (58)
            Accounts payable and accrued expenses                         (1,132)         (423)
            Deferred revenue                                               1,876         1,600
                                                                        --------      --------
                Net cash used in operating activities                     (1,550)       (1,627)

Cash flows provided by investing activities:
    Purchase of available-for-sale securities                            (15,482)      (16,722)
    Sales of available-for-sale securities                                15,877        17,605
    Capital expenditures for property and equipment
        and other assets                                                    (112)         (215)
    Sale of Vascular Access business unit, net                             1,070            --
    Purchase of Radiance, net of cash acquired                              (259)           --
                                                                        --------      --------
                Net cash provided by investing activities                  1,094           668

Cash flows provided by (used in) financing activities:
    Proceeds from sale of common stock                                        89            66
    Proceeds from exercise of common stock options                            67            88
    Proceeds from repayment of affiliate debt                                 64           241
    Purchase of treasury stock                                                --        (1,275)
                                                                        --------      --------
                Net cash provided by (used in)
                    financing activities                                     220          (880)
                                                                        --------      --------

Net decrease in cash and equivalents                                        (236)       (1,839)
Cash and equivalents, beginning of period                                  1,437         6,141
                                                                        --------      --------
Cash and equivalents, end of period                                     $  1,201      $  4,302
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
                                                                        ========      ========



See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  June 30, 1999

1.      Basis of Presentation

Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to "Radiance" or the "Company") was incorporated in March 1992 in the State of California and reincorporated in Delaware in 1993. The Company and its subsidiaries design, develop, manufacture and market proprietary medical devices for the prevention of the recurrence of atherosclerosis, including the research and development of radiation therapy products. Accordingly, the Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1998.

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

3.      Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

                                 June 30, 1999    December 31, 1998
                                 -------------    -----------------
        Raw materials              $      437        $      630
        Work-in-process                   136                87
        Finished goods                    317               906
                                   ----------        ----------
                                   $      890        $    1,623
                                   ==========        ==========

4.      Deferred Revenue

Deferred License Revenue

In June of 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute stent delivery products using the Company's focus technology. Under the Agreement, the Company is entitled to receive milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the focus technology. Two milestone payments for $1,000 were received in the first six months of 1999. Based upon the completion of certain milestones, the Company recognized $562 and $1,124 in license revenue in the second quarter and first six months, respectively, of 1999 and will recognize the remaining $1,126 of deferred license revenue in future periods.

Deferred Distributor Fees

In June of 1999, the Company granted Cosmotec Co., Ltd. Of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an upfront cash payment and will recognize the income over the next two years.

5.      Comprehensive Loss

Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive loss included the following:

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

                                                     Three Months                      Six Months
                                                    Ended June 30,                    Ended June 30,
                                               -------------------------         -------------------------
                                                 1999             1998             1999             1998
                                               --------         --------         --------         --------
Net loss                                       $ (3,756)        $ (1,850)        $(10,104)        $ (3,824)
Unrealized gain (loss) on
  available-for-sale securities                      (7)             (66)            (108)               9
Foreign currency translation adjustment               2               43              (62)              10
                                               --------         --------         --------         --------
Comprehensive loss                             $ (3,761)        $ (1,873)        $(10,274)        $ (3,805)
                                               ========         ========         ========         ========

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

7.      Sale of Assets and Acquisition

Sale of Assets of Vascular Access Business Unit

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access Business Unit to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1,104 for assets transferred, including inventory ($704) and property and equipment ($146). The Company will also receive an additional $1,000 upon the completion of the transfer of the assets and technology and also is entitled to receive royalty payments upon the sale of products for a five-year period. In July, the Company extended its original commitment to manufacture certain vascular access products on a "cost plus" basis until December 1999.

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of the capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, the Company paid former stockholders of RMS $3.00 for each share of RMS preferred stock and $2.00 for each share of RMS common stock, for a total consideration of approximately $7,033, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $692 in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 shares of the Company's Common Stock.

In addition, former RMS share and option holders may receive product development Milestone payments of $2.00 for each share of Preferred Stock and $3.00 for each share of Common Stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace.

Proforma combined results of the Company and RMS for the three month and six month periods ended June 30, 1998, on the basis that the acquisition had taken place at the beginning of 1998, would have reported the following:

                                     Three Months        Six Months
                                    Ended June 30,     Ended June 30,
                                        1998                1998
                                    --------------     --------------
        Pro forma Revenues            $ 2,857             $ 5,323
        Pro forma Net Loss             (2,427)             (4,803)
        Pro forma Net Loss
           Per Share                    (0.22)              (0.43)

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

Not reflected in the above pro forma results is the charge of $4,194 for acquired in-process research and development. In addition to the aforementioned charge, the Company capitalized intangible assets of $3,354 and $1,301 for developed research and development and employment contracts, respectively, as part of the cost for the remaining common stock of RMS, as described more fully above.

8.      Goodwill Impairment Charge

In the second quarter of 1999, due to continued operating losses, it was determined that the goodwill associated with the German sales subsidiary would not be realizable in the future, in spite of operational changes made earlier in the year. Therefore, the Company recorded an impairment charge for the full amount of the goodwill related to its German subsidiary in the amount of $1.5 million.

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

In June 1997, Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the second quarter 1998.

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute products using the Company's focus technology. Under the terms of the Agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technological knowledge

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to Guidant, and royalty payments based upon the sale of products using focus technology by Guidant. See Note 4 to the Condensed Consolidated Financial Statements.

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access Business Unit to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1.1 million for actual inventory and equipment transferred, will receive an additional $1.0 million upon the completion of the transfer of the assets and technology, and also is entitled to receive royalty payments upon the sale of products for a five-year period. In July of 1999, the Company agreed to extend its commitment to Escalon to manufacture certain vascular access products until December of 1999.

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

In June 1999, the Company granted Cosmotec Co., Ltd. ("Cosmotec") of Japan distribution rights to market its vascular radiation therapy products in Japan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Radiance received $1.0 million as an upfront cash payment and will recognize the income over the next two years. Radiance will also receive $1.0 million from Cosmotec for a debenture issuable in June 2000 and convertible into Radiance common stock over the subsequent three-year period at a conversion price of $7 per share.

Results of Operations

Second quarter of 1999 compared to the same period in 1998

        Sales Revenue. Sales Revenue for the second quarter of 1999 decreased 53% to $1.1 million compared to $2.5 million for the second quarter of 1998. The decrease resulted primarily from the sale of the Vascular Access business unit in January 1999 and from lower sales in Asia in the second quarter of 1999 compared with the same period of 1998. Management anticipates that product sales revenue will continue to be materially lower in subsequent periods of 1999 compared with the same periods of 1998 due to the sale of the Vascular Access business unit and the license of technology to Guidant.

        License Revenue. $0.7 million and $0.4 million in license revenue was recognized in the second quarter of 1999 and 1998, respectively. The revenue primarily resulted from the technology license agreement with Guidant and was recognized on the basis of the completion of certain milestones.

        Cost of Sales. The cost of sales for the second quarter of 1999 increased to 58% compared to 45% of revenues for the same period of 1998. The increase is attributable primarily due to the sale of Vascular Access products on a "cost plus" basis to the purchaser of the business unit, Escalon, and a switch from direct to distributor sales in Germany. Management anticipates that margins will continue to be negatively impacted by the aforementioned factors in the subsequent periods of 1999.

        Research and Development. Research and development expenses were $2.1 million and $2.0 million in the quarters ended June 30, 1999 and 1998, respectively. During the quarter, the Company primarily directed its development efforts on the development of the RDX catheter and expects the overall expenditures to increase in the third quarter and in the remainder of 1999 if the technology proves to be suitable for clinical trials. However, at any time during the development process,

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Marketing and Sales. Marketing and sales expenses decreased 62% to $0.5 million, down $0.7 million in the quarter ended June 30, 1999, compared to $1.2 million in the same period of 1998. This decrease primarily reflects reductions in the Company's domestic and foreign sales force and related expenses.

        General and Administrative. General and administrative expenses increased by 12% to $0.7 million for the quarter ended June 30, 1999, from $0.6 million for the same quarter in 1998. The increase was due primarily to legal expenses associated with a technology license agreement.

        Goodwill Impairment Charge. In the second quarter of 1999, due to continued operating losses, it was determined that the goodwill associated with the German sales subsidiary would not be realizable in the future, in spite of operational changes made earlier in the year. Therefore, the Company recorded an impairment charge for the full amount of the goodwill of $1.5 million.

        Other income (expense). Other income (expense) decreased 48% to $0.2 million in the second quarter of 1999 from $0.4 million for the same period of 1998. The decrease was primarily due to a $0.1 million loss on the disposal of assets of the Vascular Access business unit in the second quarter of 1999.

First six months of 1999 compared to the same period of 1998

        Sales Revenue. Revenue for the first six months of 1999 decreased 53% to $2.3 million compared to $4.9 million for the same period of 1998. The decrease resulted primarily from lower sales in Asia in the first six months of 1999 compared with the same period of 1998 and the sale of the Vascular Access business unit in January 1999.

        License Revenue. $1.2 million and $0.4 million in license revenue was recognized in the first six months of 1999 and 1998, respectively. The revenue

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

primarily resulted from the technology license agreement with Guidant and was recognized on the basis of the completion of certain milestones.

        Cost of Sales. The cost of sales for the first six months of 1999 increased to 53% compared to 50% of revenues for the same period of 1998. The increase is attributable primarily to the sale of Vascular Access products on a "cost plus" basis to the purchaser of the business unit, Escalon, and a switch from direct to distributor sales in Germany, offset somewhat by an increase in license revenue that had no associated cost of sales.

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

        Research and Development. Research, development and clinical expenses increased by 20% to $4.2 million in the six-month period ended June 30, 1999 from $3.5 million in the six-month period ended June 30, 1998. The primary reason for this increase was additional spending on development of the Company's RDX catheter and continued spending on its SEAL technology stent products.

        Marketing and Sales. Marketing and sales expenses declined 52% to $1.2 million in the six-month period ended June 30, 1999, from $2.6 million in the six-month period ended June 30, 1998. This decrease primarily reflects reductions in the Company's domestic and foreign sales force and related expenses.

        General and Administrative. General and administrative expenses increased by 21% to $1.4 million for the six months ended June 30, 1999 from $1.2 million for the same period in 1998. The increase was primarily due to legal and other expenses associated with a technology license agreement and Japanese distributor agreement in the first six months of 1999.

        Goodwill Impairment Charge. In the second quarter of 1999, the Company recorded an impairment charge for the full amount of the goodwill, related to its German subsidiary, of $1.5 million. See additional comments, above, for the second quarter results comparison for further information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Other income (expense). Other income, in total, remained at $0.7 million in the first six months of 1999 compared with that for the same period of 1998. A $0.2 million reduction in interest income in the first six months of 1999, compared with the same period of 1998, was offset by a $0.1 million gain on the disposal of assets of the Vascular Access business unit.

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

Liquidity and Capital Resources

Since its inception, the Company has financed its operations primarily through the sale of its equity securities, advances from Endosonics (Radiance's former parent company), licensing its technologies and through international product distribution agreements. Prior to the Company's initial public offering, the Company had raised an aggregate of approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital advances from Endosonics Corporation, which was repaid to Endosonics during the third quarter of 1996.

In the third quarter of 1996, the Company closed its initial public offering of common stock, resulting in net proceeds of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. For the quarters ended June 30, 1999 and 1998, the Company's net cash used in operating activities was $1.6 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On June 30, 1999, the Company had cash, cash equivalents and marketable securities available for sale of $24.1 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and to utilize increased levels of working capital prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through September 30, 2000. Radiance's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

Trade accounts receivable, net, decreased 49% to $1.2 million as of June 30, 1999, compared with $2.4 million at December 31, 1998. The decrease was primarily due to lower sales in Asia and the sale of the Vascular Access business unit in the first quarter of 1999.

Inventories decreased 45% to $0.9 million as of June 30, 1999, compared with $1.6 million at December 31, 1998. This decrease primarily resulted from the sale of the inventory of the Vascular Access business unit totaling $0.7 million in the first quarter of 1999.

Goodwill and other intangibles increased 115% to $4.6 million at June 30, 1999, compared with $2.1 million at the end of 1998 due to the recognition of $4.7 million in completed research and development and employment contracts obtained in the acquisition of RMS in the first quarter of 1999, offset by a $1.5 million goodwill impairment charge relating to the Company's German subsidiary.

Accounts payable and accrued expenses decreased 14% to $3.7 million at March 31, 1999, compared with $4.3 million at the end of 1998 primarily due to the payment of annual incentive compensation and reorganization costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred revenue increased 750% to $2.1 million, including both the current and non-current amounts, at June 30, 1999 from $0.3 million at the end of 1998. The increase was due to the receipt of milestone payments of $2.0 million under the Guidant technology license agreement, offset by the recognition of $1.1 million in license revenue during the first six months of 1999, and the receipt of deferred distributor fees of $1.0 million from Cosmotec, as described above. See
Note 4 to the Condensed Consolidated Financial Statements.

Additional paid-in capital increased 13% to $68.4 million at June 30, 1999 from $60.7 million at the end of 1998. This increase was due to the Company's acquisition of all of the capital stock that it did not own of RMS through the issuance of the Company's common stock and options with a value of approximately $7.6 million and the payment of cash of approximately $0.7 million. See Note 7 to the Condensed Consolidated Financial Statements.

Year 2000 Issue

The Company has completed an assessment and upgrade of its hardware and software so that its computer systems will function properly on and after the Year 2000. Approximately $20,000 for the Year 2000 upgrade has been spent.

We are contacting our vendors and customers to assess the impact the Year 2000 issue will have on the supply and service relationships we have with our vendors and customers. Though we cannot be assured of the results of the enhancements and upgrades, based upon our assessment of our systems and software, we believe that the system enhancements and upgrades should prevent related problems that could affect our ability to supply or service our customers. We anticipate completing our assessment of significant vendor and customer Year 2000 issues by the end of the third quarter of 1999 and will formulate a contingency plan based upon what we believe are the "worst-case" scenarios. However, depending upon the response level by customers and vendors and the information received from them, this assessment may not be completed as anticipated or may be inadequate to assess or address the related risks. We cannot be certain that all of our systems or software will be Year 2000 ready nor have any assurance that our vendors' or customers' systems and software will be Year 2000 ready. To prepare for any vendor problems, we will try to identify alternative supply sources, but there is no guaranty that the alternative sources will be Year 2000 ready or will be able to provide the same level of service and supply as our current vendors. If our customers' systems and software are not Year 2000 ready, any operational problems that may result could cause slowed or

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

                                    PART II.

                                OTHER INFORMATION

Items 1, 3 and 5. Not applicable

Item 2. Changes in Securities and Use of Proceeds

c) Recent Sales of Unregistered Securities

Although the Company did not issue any unregistered securities during the quarter ended June 30, 1999, the Company entered into joint venture and distribution agreements by and among the Company and Globe Co., Ltd. And Cosmotec Co., Ltd., dated June 15, 1999. Pursuant to the agreements, Cosmotec agreed to purchase $1 million convertible debenture from the Company to be issued June 15, 2000. The debenture is convertible into shares of the Company's common stock for the face amount of the debenture plus accrued interest, at an initial conversion price of $7.00 per share. The securities to be issued by the Company pursuant to this transaction will be issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder by the Securities and Exchange Commission.

d) Use of Proceeds

The Company has used approximately $2.7 million of the net proceeds from its initial public offering on June 19, 1996, SEC file number 333-04560, the IPO for repayment of certain outstanding indebtedness to Endosonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until March 31, 1999, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to nine present and former officers of the Company and used $11.9 million for working capital. The Company has also used approximately $1.9 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of the second quarter of 1999, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a Warrant to acquire 1,500,000 Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. In January 1999, the Company paid $0.7 million to stockholders of RMS who elected to receive cash for their RMS common stock and $0.6 million in costs relating to the acquisition of the remaining common stock of RMS not held by the Company. At June 30, 1999, approximately $23.7 million was held in temporary investments, of which approximately $8.2 million was invested in U.S. Agency debt securities, and $15.5 million was invested in corporate debt securities.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on June 9, 1999. The following action was taken at this meeting:

                             Abstentions
                             and
                             Broker Non-           Affirmative          Negative       Votes
                             Votes                 Votes                Votes          Withheld
                             -----------           -----------          ---------      -------
Election of Directors:
Maurice Buchbinder                                 7,880,147                            48,758
Jeffrey F. O'Donnell                               7,825,133                           103,772
Gerard Von Hoffmann                                7,885,883                            43,022

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

               Exhibit 4.2 Form of $1,000,000 5% Convertible Debenture to be issued by the Company to Cosmotec Co., Ltd. On June 15, 2000.

               Exhibit 10.31 Joint Venture Agreement dated June 15, 1999 between the Company and Globe Co., Ltd. The following exhibits to the Joint Venture Agreement have not been filed: Supply Agreement dated June 15, 1999 between the Company and Radiatec, Inc.; and, International Distributor Agreement dated June 15, 1999 between Radiatec, Inc. and Globe Co., Ltd.. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to the Commission upon request.

               Exhibit 27     Financial Data Schedule

(b)     No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                        RADIANCE MEDICAL SYSTEMS, INC.

Date: August 12, 1999                   /s/ Michael R. Henson
                                        ---------------------------------------
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 12, 1999                   /s/ Stephen R. Kroll
                                        ----------------------------------------
                                        Vice President-Finance and Chief
                                           Financial Officer
                                        (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

4.2 Form of $1,000,000 5% Convertible Debenture to be issued by the Company to Cosmotec Co., Ltd. On June 15, 2000.

10.31 Joint Venture Agreement dated June 15, 1999 between the Company and Globe Co., Ltd. The following exhibits to the Joint Venture Agreement have not been filed: Supply Agreement dated June 15, 1999 between the Company and Radiatec, Inc.; and, International Distributor Agreement dated June 15, 1999 between Radiatec, Inc. and Globe Co., Ltd.. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to the Commission upon request.

27      Financial Data Schedule



-------------------------