Form 10-Q
period 1999-09-30
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 1999-11-12
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended September 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the transition period from ___________________ to ______________________


                         Commission file number 0-28440


                         RADIANCE MEDICAL SYSTEMS, INC.
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

On November 3, 1999, the Registrant had outstanding approximately 11,857,000 shares of Common Stock (including 686,000 of treasury shares) of $.001 par value, which is the Registrant's only class of Common Stock.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                    Form 10-Q

                               September 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets at September 30, 1999
           and December 31, 1998                                             3

         Condensed consolidated statements of operations for the three
           and nine months ended September 30, 1999 and 1998                 4

         Condensed consolidated statements of cash flows for the nine
           months ended September 30, 1999 and 1998                          5

         Notes to condensed consolidated financial statements                6

Item 2.  Management's discussion and analysis of financial condition
           and results of operations                                        12

Part II. Other Information

Items 1 through 6.                                                          22

Signatures                                                                  23

Exhibit Index

                         RADIANCE MEDICAL SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                                             September 30,   December 31,
                                                                 1999           1998
                                                             -------------   -----------
ASSETS

Current assets:
Cash and cash equivalents                                      $  3,599        $  1,437
Marketable securities available-for-sale                         19,700          23,375
Trade accounts receivable, net                                      748           2,413
Inventories                                                         721           1,623
Other current assets                                                801             593
                                                               --------        --------
    Total current assets                                         25,569          29,441

Property and equipment, net                                       1,381           1,532
Notes receivable from officers                                      121             116
Intangible assets, net                                            4,213           2,133
Other assets                                                         32             559
                                                               --------        --------
Total Assets                                                   $ 31,316        $ 33,781
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                          $  2,267        $  4,286
Deferred revenue                                                  1,576             250
                                                               --------        --------
    Total current liabilities                                     3,843           4,536

Deferred revenue                                                  1,075              --

Minority interest                                                   230              --

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                        --              --

Common stock, $.001 par value; 30,000,000 authorized,
  11,765,000 shares and 9,578,000 shares outstanding as of
  September 30, 1999 and December 31, 1998, respectively             12              10
Additional paid-in capital                                       68,573          60,664
Deferred compensation                                              (234)           (409)
Accumulated deficit                                             (38,678)        (27,807)
Treasury stock at cost, 686,000 common shares as of
  September 30, 1999 and December 31, 1998, respectively         (3,675)         (3,675)
Accumulated other comprehensive income                              170             462
                                                               --------        --------
    Total stockholders' equity                                   26,168          29,245
                                                               --------        --------
Total Liabilities and Stockholders' Equity                     $ 31,316        $ 33,781
                                                               ========        ========

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                              ------------------------        ------------------------
                                                1999            1998            1999            1998
                                              --------        --------        --------        --------
Revenue:
  Sales                                       $    648        $  2,108        $  2,985        $  7,031
  License and other revenue                        826           1,205           2,050           1,605
                                              --------        --------        --------        --------
Total revenues                                   1,474           3,313           5,035           8,636
  Cost of sales                                    412           1,692           2,312           4,339
                                              --------        --------        --------        --------
Gross profit                                     1,062           1,621           2,723           4,297

Operating expenses:
  Charge for acquired in-process research
    and development                                 --              --           4,194              --
  Research, development and clinical             1,561           1,579           5,718           5,038
  Marketing and sales                              297           1,238           1,525           3,801
  General and administrative                       426             665           1,870           1,855
  Goodwill impairment charge                        --              --           1,451              --
  Minority interest                                 --             (68)             --             (68)
                                              --------        --------        --------        --------
Total operating expenses                         2,284           3,414          14,758          10,626
                                              --------        --------        --------        --------
Loss from operations                            (1,222)         (1,793)        (12,035)         (6,329)

Other income (expense):
  Interest income                                  280             395             935           1,202
  Gain on disposal of assets                        93              --             224              --
  Other income (expense)                            82              29               5             (66)
                                              --------        --------        --------        --------
    Total other income                             455             424           1,164           1,136
                                              --------        --------        --------        --------
Net loss                                      $   (767)       $ (1,369)       $(10,871)       $ (5,193)
                                              ========        ========        ========        ========

Basic and diluted net loss per share          $  (0.07)       $  (0.16)       $  (1.00)       $  (0.59)
                                              ========        ========        ========        ========
Shares used in computing basic and
  diluted net loss per share                    11,044           8,854          10,874           8,857
                                              ========        ========        ========        ========

                             See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                              -------------------------
                                                                                1999             1998
                                                                              ---------       ---------
Cash flows from operating activities:
  Net loss                                                                    $(10,871)       $ (5,193)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Goodwill impairment charge                                                   1,451              --
    Depreciation and amortization                                                1,299             359
    Amortization of deferred compensation                                          126             190
    Bad debt expense                                                               113             190
    Foreign currency exchange loss                                                  97              --
    Minority interest in losses of (former) Radiance                                --             (68)
    Charge for acquired in-process research
      and development                                                            4,194              --
    Gain on sale of assets                                                        (224)             --

Changes, net of effects from purchase of (former) Radiance:
  Trade accounts receivable, net                                                 1,553             359
  Inventories                                                                      198             871
  Other assets                                                                    (182)            (81)
  Accounts payable and accrued expenses                                         (2,553)           (322)
  Deferred revenue                                                               1,277             400
                                                                              --------        --------
    Net cash used in operating activities                                       (3,522)         (3,295)

Cash flows provided by investing activities:
  Purchase of available-for-sale securities                                    (22,891)        (32,444)
  Sales of available-for-sale securities                                        26,364          33,904
  Capital expenditures for property and equipment and other assets                (422)           (311)
  Sale of Vascular Access business unit, net                                     1,070              --
  Proceeds from sale of option on investment securities                          1,232              --
  Purchase of majority interest in Radiatec                                        233              --
  Purchase of interest in (former) Radiance, net of cash acquired                 (259)            577
                                                                              --------        --------
    Net cash provided by investing activities                                    5,327           1,726

Cash flows provided by (used in) financing activities:

  Proceeds from sale of common stock                                               168             180
  Proceeds from exercise of common stock options                                   125             112
  Proceeds from repayment of affiliate debt                                         64             233
  Purchase of treasury stock                                                        --          (1,470)
                                                                              --------        --------
    Net cash provided by (used in) financing activities                            357            (945)
                                                                              --------        --------

Net increase (decrease) in cash and cash equivalents                             2,162          (2,514)
Cash and cash equivalents, beginning of period                                   1,437           6,141
                                                                              --------        --------
Cash and cash equivalents, end of period                                      $  3,599        $  3,627
                                                                              ========        ========

Supplemental disclosure of non-cash investing and financing activities:

In September 1998, the Company exercised preferred stock warrants bringing its ownership of (former) Radiance to 50%. In January 1999, the Company acquired the remaining common stock of (former) Radiance
  In conjunction with the transactions, the following liabilities were assumed:
    Fair value of assets acquired                                             $  9,308        $  1,535
    Cash paid                                                                     (692)         (1,462)
    Common stock and options issued                                             (7,569)             --
                                                                              --------        --------
      Liabilities assumed                                                     $  1,047        $     73
                                                                              ========        ========

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                               September 30, 1999

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

In August 1999, the Company purchased for cash of $233 a 51% interest in Radiatec, a joint venture formed to distribute the Company's RDX catheter products in Japan. The consolidated financial statements for September 30, 1999 include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany transactions have been eliminated and any minority interest recognized.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1998.

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

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

3.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                            September 30, 1999       December 31, 1998
                            ------------------       -----------------
    Raw materials                  $438                   $  630
    Work-in-process                  27                       87
    Finished goods                  256                      906
                                   ----                   ------
                                   $721                   $1,623
                                   ====                   ======

4. Deferred Revenue

Deferred License Revenue

In June of 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute stent delivery products using the Company's focus technology. Under the Agreement, the Company is entitled to receive milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the focus technology. Two milestone payments for $1,000 were received in the first six months of 1999. Based upon the completion of certain milestones, the Company recognized $563 and $1,687 in license revenue in the third quarter and first nine months, respectively, of 1999 and will recognize the remaining $563 of deferred license revenue in future periods.

Deferred Distributor Fees

In June of 1999, the Company granted Cosmotec Co., Ltd. Of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an upfront cash payment and will recognize the revenue over the next seven years. The Company recognized $36 of the aforementioned revenue for the three and nine-month periods ended September 30, 1999.

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

Deferred Gain on Sale of Assets

In August of 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and has until December of 2000 to exercise the option. A gain of $109 was recognized in other income in the third quarter of 1999 and the remainder will be recognized over the remaining term of the option.

Although the likelihood of exercise is uncertain, if the option is exercised, the Company will receive an additional payment of approximately $2,000 in 2000.

5. Comprehensive Loss

Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive loss included the following:

                                          Three Months                 Nine Months
                                       Ended September 30,         Ended September 30,
                                      ---------------------       ---------------------
                                        1999         1998            1999        1998
                                      ------       --------       ---------    --------
Net loss                              $(767)       $(1,369)       $(10,871)    $(5,193)
Unrealized gain (loss) on
  available-for-sale securities         (82)           (21)           (190)        (12)
Foreign currency translation
  adjustment                            (40)           168            (102)        178
                                      -----        -------        --------     -------
Comprehensive loss                    $(889)       $(1,222)       $(11,163)    $(5,027)
                                      =====        =======        ========     =======

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

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

7. Sale of Assets and Acquisition

Sale of Assets of Vascular Access Business Unit

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access business unit to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1,104 for assets transferred, including inventory ($704) and property and equipment ($146). In October 1999, the Company received an additional $1,000 upon the completion of the transfer of the assets and technology and also is entitled to receive royalty payments upon the sale of products for a five-year period following the sale. In July 1999, the Company extended its original commitment to manufacture certain vascular access products on a "cost plus" basis until December 1999.

Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger (the "Merger") all of the capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, the Company paid former stockholders of RMS $3.00 for each share of RMS Preferred Stock and $2.00 for each share of RMS Common Stock, for a total consideration of approximately $7,033, excluding the value of Radiance Common Stock Options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $692 in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS Common Stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 shares of the Company's Common Stock.

In addition, under the Merger agreement, former RMS share and option holders could have received product development milestone payments of $2.00 for each share of Preferred Stock and $3.00 for each share of Common Stock. One of the milestones, which was scheduled during the second quarter and extended into the

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

third quarter, was not met. As a result, the total of potential milestone payments, before adjustment for early or late achievement of the milestones, is reduced to $1.69 for each share of Preferred Stock and $2.54 for each share of Common Stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace.

Proforma combined results of the Company and RMS for the three month and nine month periods ended September 30, 1998, on the basis that the acquisition had taken place at the beginning of 1998, would have reported the following:

                                  Three Months            Nine Months
                                     Ended                   Ended
                                 September 30,           September 30,
                                     1998                    1998
                                 -------------           -------------
     Pro forma Revenues            $ 3,314                 $ 8,636
     Pro forma Net Loss             (2,040)                 (6,843)
     Pro forma Net Loss
       Per Share                     (0.18)                  (0.62)

Not reflected in the above pro forma results is the charge of $4,194 for acquired in-process research and development. In addition to the aforementioned charge, the Company capitalized intangible assets of $3,354 and $1,301 for developed research and development and employment contracts, respectively, as part of the cost for the remaining common stock of RMS, as described more fully above.

8. Goodwill Impairment Charge

In the second quarter of 1999, due to continued operating losses in spite of operational changes made earlier in the year, it was determined that the goodwill associated with the German sales subsidiary would not be realizable in the future. Therefore, the Company recorded an impairment charge for the full amount of the goodwill related to its German subsidiary in the amount of $1.5 million.

9. Legal Matters

On September 15, 1999, EndoSonics Corporation filed a complaint for declaratory relief in the Superior Court in Orange County, California, relating to a License

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

Agreement dated May 16, 1997, between EndoSonics and the Company. Under that License Agreement, EndoSonics was granted certain rights to the Company's Focus technology for use on catheters with EndoSonics' ultrasound transducers. EndoSonics is seeking a declaratory judgment that the License Agreement entitles EndoSonics to also place a stent on such catheters. The Company believes that EndoSonics is authorized only to use the Focus technology with the EndoSonics ultrasound transducer and not also with a stent.

The Company has filed an answer and discovery is commencing. Although the outcome of the matter cannot be predicted with any certainty, the Company believes that this matter will not have a material adverse effect on its financial position or operating results.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company is the result of an acquisition effected by the merger of the (former) Radiance Medical Systems, Inc. ("RMS") with and into a wholly-owned subsidiary of Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) in January 1999. RMS originally was formed by the Company as a separate entity to focus on the development of radiation therapy technology for the treatment of cardiovascular disease, and to obtain financing for such development from sources other than the Company. As a result of the merger, the Company acquired all of the shares of RMS that it did not own.

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

In June 1997, Medtronic informed CVD that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected the Company's financial results for the quarter and nine month period ended September 30, 1998.

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

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access business unit to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1.1 million for actual inventory and equipment transferred and is entitled to receive royalty payments upon the sale of products for a five-year period. In July 1999, the Company agreed to extend its commitment to Escalon to manufacture certain vascular access products until December 1999. In October 1999, the Company received an additional $1.0 million upon the completion of the transfer of the assets and technology.

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger (the "Merger") all of the capital stock that it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, The Company paid former stockholders of RMS $3.00 for each share of RMS Preferred Stock and $2.00 for each share of RMS Common Stock, for a total consideration of approximately $7.0 million, excluding the value of Radiance Common Stock options to be provided to RMS optionholders in exchange for their RMS Common Stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $0.7 million in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS Common Stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 shares of the Company's Common Stock.

In addition, under the Merger agreement, former RMS share and option holders could have received product development milestone payments of $2.00 for each share of Preferred Stock and $3.00 for each share of Common Stock. One of the milestones, which was scheduled during the second quarter and extended into the third quarter, was not met, however. As a result, the total of potential milestone payments, before adjustment for early or late achievement of the milestones, is reduced to $1.69 for each share of Preferred Stock and $2.54 for each share of Common Stock. The milestone payments may be increased up to 30%, or reduced

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. See Note 7 to the Condensed Consolidated Financial Statements.

In June 1999, the Company granted Cosmotec Co., Ltd. ("Cosmotec") of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1.0 million as an upfront cash payment and began recognizing income over a seven year period in the third quarter of 1999. Radiance will also receive $1.0 million from Cosmotec for a debenture issuable in June 2000, which will be convertible into Radiance common stock over the subsequent three-year period at a conversion price of $7 per share.

In August 1999, the Company purchased for $233 a 51% interest in Radiatec, a new joint venture formed to distribute the Company's RDX catheter products in Japan.

In August of 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1.2 million for the option and has until December of 2000 to exercise the option. A gain of $0.1 million was recognized in other income in the third quarter and the remainder will be recognized over the remaining term of the option. Although the likelihood of exercise is uncertain, if the aforementioned option is exercised, the Company will receive an additional payment of approximately $2.0 million in 2000.

Results of Operations

Third quarter of 1999 compared to the same period in 1998

         Sales Revenue. Sales revenue for the third quarter of 1999 decreased 69% to $0.6 million compared to $2.1 million for the third quarter of 1998. The decrease resulted primarily from the sale of the Vascular Access business unit in January 1999 and from lower sales of focus technology products in Europe in the third quarter of 1999 compared with the same period of 1998. Management anticipates that product sales revenue will continue to be materially lower in subsequent periods of 1999 compared with the same periods of 1998 due to the sale of the Vascular Access business unit, the license of focus technology to Guidant, and the increasing emphasis by the Company on the development of RDX technology.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         License and Other Revenue. $0.8 million and $1.2 million in license and other revenue was recognized in the third quarter of 1999 and 1998, respectively. The decrease in license and other revenue in the third quarter of 1999 primarily resulted from decreasing payments under the technology license agreement with Guidant that were recognized on the basis of the completion of certain milestones. The remaining $0.6 million of deferred license revenue from the completion of milestones under the aforementioned agreement is expected to be recognized in the fourth quarter of 1999.

         Cost of Sales. The cost of sales for the third quarter of 1999 decreased to 64% compared to 80% of sales revenue for the same period of 1998. The decrease is primarily attributable to $0.5 million in inventory obsolescence reserves recorded in the third quarter of 1998 and is somewhat offset by relatively higher cost of sales in 1999 due to the sale of Vascular Access products on a "cost plus" basis to the purchaser of the business unit, Escalon, and a switch from direct to distributor sales in Germany. Management anticipates that margins will continue to be negatively impacted by the aforementioned factors in the subsequent periods of 1999.

         Research, Development and Clinical. Research, development and clinical expenses were $1.6 million in the quarters ended September 30, 1999 and 1998, respectively. Although management anticipated that expenditures would be more significant in the third quarter of 1999, short-term delays in starting clinical trials and opening trial sites resulted in lower expenditures. The Company continued to primarily direct its development efforts on the RDX catheter technology in the third quarter and expects the overall expenditures to increase in the fourth quarter of 1999 as clinical trials proceed. However, at any time during the development process and clinical trials, work on the technology could be halted or restarted under a different design, for example, unless the efficacy of the design and technology is proven at each stage of its development. There is no certainty that the technology will ever reach the market or produce material sales due to many risks, including competitor development of superior technologies or products, an unrecoverable product cost, lack of product reimbursement, the uncertainty of regulatory approval and other factors mentioned below concerning the risks associated with Radiance's operations within this market.

         Marketing and Sales. Marketing and sales expenses decreased 76% to $0.3 million, down $0.9 million in the quarter ended September 30, 1999, compared to $1.2 million in the same period of 1998. This decrease primarily reflects reductions in the Company's domestic and foreign sales force and related expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         General and Administrative. General and administrative expenses decreased by 36% to $0.4 million for the quarter ended September 30, 1999, from $0.7 million for the same quarter in 1998. The decrease was due primarily to lower personnel costs in 1999 and a bad debt charge taken in the third quarter of 1998.

         Other income (expense). Other income (expense) increased 7% to $0.5 million in the third quarter of 1999 from $0.4 million for the same period of 1998. The increase was primarily due to a $0.1 million gain recognized on the sale of an option to purchase an investment held by the Company in the third quarter of 1999.

First nine months of 1999 compared to the same period of 1998

         Sales Revenue. Sales revenue for the first nine months of 1999 decreased 58% to $3.0 million compared to $7.0 million for the same period of 1998. The decrease resulted primarily from the sale of the Vascular Access business unit in January 1999 and lower sales in Asia in the first nine months of 1999 compared with the same period of 1998.

         License and Other Revenue. $2.1 million and $1.6 million in license revenue was recognized in the first nine months of 1999 and 1998, respectively. The revenue primarily resulted from the technology license agreement with Guidant and was recognized on the basis of the completion of certain milestones.

         Cost of Sales. The cost of sales for the first nine months of 1999 increased to 77% compared to 62% of sales revenue for the same period of 1998. The increase is attributable primarily to the sale of Vascular Access products on a "cost plus" basis to the purchaser of the business unit, Escalon, and a switch from direct to distributor sales in Germany.

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

         Research, Development and Clinical. Research, development and clinical expenses increased by 13% to $5.7 million in the nine-month period ended September 30, 1999 from $5.0 million in the nine-month period ended September 30, 1998. The primary reason for this increase was additional spending on development of the Company's RDX catheter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Marketing and Sales. Marketing and sales expenses declined 60% to $1.5 million in the nine-month period ended September 30, 1999, from $3.8 million in the nine-month period ended September 30, 1998. This decrease primarily reflects reductions in the Company's domestic and foreign sales force and related expenses.

         General and Administrative. General and administrative expenses totaled $1.9 million for the nine months ended September 30, 1999 and September 30, 1998. Lower bad debts charges and personnel expenses for the first nine months of 1999 compared with 1998 were offset by relatively higher travel and audit and tax services expenses.

         Goodwill Impairment Charge. In the second quarter of 1999, due to continued operating losses, it was determined that the goodwill associated with the German sales subsidiary would not be realizable in the future, in spite of operational changes made earlier in the year. Therefore, the Company recorded an impairment charge for the full amount of the goodwill of $1.5 million.

         Other income (expense). Other income totaled $1.2 million in the first nine months of 1999 compared with $1.1 million for the same period of 1998. A $0.3 million reduction in interest income in the first nine months of 1999, compared with the same period of 1998, was offset primarily by a $0.1 million gain on the disposal of assets of the Vascular Access business unit and a $0.1 million gain recognized on the sale of an option to purchase an investment held by the Company.

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

In the third quarter of 1996, the Company closed its initial public offering of common stock, resulting in net proceeds of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. For the nine months ended September 30, 1999 and 1998, the Company's net cash used in operating activities was $3.5 million and $3.3 million.

On September 30, 1999, the Company had cash, cash equivalents and marketable securities available for sale of $23.3 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and to utilize increased levels of working capital prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through December 31, 2000. Radiance's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

Trade accounts receivable, net, decreased 69% to $0.7 million as of September 30, 1999, compared with $2.4 million at December 31, 1998. The decrease was primarily due to the sale of the Vascular Access business unit in the first quarter of 1999 and to the licensing of the Company's focus technology.

Inventories decreased 56% to $0.7 million as of September 30, 1999, compared with $1.6 million at December 31, 1998. This decrease primarily resulted from the sale of the inventory of the Vascular Access business unit totaling $0.7 million in the first quarter of 1999.

Intangible assets increased 98% to $4.2 million at September 30, 1999, compared with $2.1 million at the end of 1998 due to the recognition of $4.7 million in completed research and development and employment contracts obtained in the acquisition of RMS in the first quarter of 1999, offset by a $1.5 million goodwill impairment charge relating to the Company's German subsidiary.

Accounts payable and accrued expenses decreased 47% to $2.3 million at September 30, 1999, compared with $4.3 million at the end of 1998 primarily due to the payment of clinical trials costs and accrual adjustments for cancelled trials, and the payment of reorganization costs and annual incentive compensation.

Deferred revenue increased 960% to $2.7 million, including both the current and non-current amounts, at September 30, 1999 from $0.3 million at the end of 1998. The increase was primarily due to the receipt of deferred distributor fees from Cosmotec of $1.0 million and $1.2 million for an option to purchase an investment held by the Company that expires in December of 2000, as described above. See Note 4 to the Condensed Consolidated Financial Statements.

Additional paid-in capital increased 13% to $68.6 million at September 30, 1999 from $60.7 million at the end of 1998. This increase was due to the Company's acquisition of all of the capital stock that it did not own of RMS through the issuance of the Company's common stock and options with a value of approximately $7.6 million and the payment of cash of approximately $0.7 million. See Note 7 to the Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000 Issue

The Company has completed an assessment and upgrade of its hardware and software so that its computer systems will function properly on and after the Year 2000. Approximately $20,000 was spent for the Year 2000 upgrade and testing.

We have contacted our vendors and customers to assess the impact the Year 2000 issue will have on the supply and service relationships we have with our vendors and customers. Though we cannot be assured of the results of the enhancements and upgrades, based upon our assessment of our systems and software, we believe that the system enhancements and upgrades should prevent related problems that could affect our ability to supply or service our customers. We have substantially completed our assessment of significant vendor and customer Year 2000 issues. We have identified our "critical" vendors and have formulated a contingency plan based upon what we believe are the "worst-case" scenarios. We have not been able to gather sufficient evidence from our customers to ascertain whether they will experience computer systems problems as a result of the Year 2000 issue. We have asked that they review and mitigate any problems they foresee, but believe that most of our customers utilize inventory management systems that are not critically dependent upon their computer systems. However, we cannot be certain that all of our systems or software will be Year 2000 ready nor have any assurance that our vendors' or customers' systems and software will be Year 2000 ready. To prepare for any vendor problems for our critical vendors, we have tried to identify alternative supply sources, but there is no guaranty that the alternative sources will be Year 2000 ready or will be able to provide the same level of service and supply as our current vendors. If our customers' systems and software are not Year 2000 ready, any operational problems that may result could cause slowed or lower demand of our products. Even though our goal is to be Year 2000 ready, there can be no assurance that our plans will be sufficient to address any third party failures, and any unresolved or undetected internal or external Year 2000 issues could materially adversely affect our business, financial condition or results of operations.

                                    Part II.

                                OTHER INFORMATION

Items 1, 3, 4 and 5. Not applicable

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds

The Company has used approximately $2.7 million of the net proceeds from its initial public offering on June 19, 1996, SEC file number 333-04560, the IPO for repayment of certain outstanding indebtedness to Endosonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until September 30, 1999, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to ten present and former officers of the Company and used $14.9 million for working capital. The Company has also used approximately $2.2 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of the third quarter of 1999, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a Warrant to acquire 1,500,000 Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. In January 1999, the Company paid $0.7 million to stockholders of RMS who elected to receive cash for their RMS common stock and $0.6 million in costs relating to the acquisition of the remaining common stock of RMS not held by the Company. At September 30, 1999, approximately $22.3 million was held in temporary investments, of which approximately $10.3 million was invested in U.S. Federal and State Agency debt securities, and $12.0 million was invested in corporate debt securities.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is filed herewith:

    Exhibit 27 -- Financial Data Schedule

(b) Reports on Form 8-K.

    o The Company filed a Report on Form 8-K as of August 10, 1999 reporting the dismissal of Ernst & Young LLP as its auditors.

    o The Company filed a Report on Form 8-K as of August 27, 1999 reporting the appointment of PricewaterhouseCoopers LLP as its independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                            RADIANCE MEDICAL SYSTEMS, INC.


Date: November 11, 1999                     /s/ Michael R. Henson
                                            ------------------------------------
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: November 11, 1999                     /s/ Stephen R. Kroll
                                            ------------------------------------
                                            Vice President-Finance and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                  DESCRIPTION
        -------                 -----------
          27             Financial Data Schedule