Form 10-Q/A
period 1999-09-30
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2000-01-31
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------


                                  FORM 10-Q/A


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

                         RADIANCE MEDICAL SYSTEMS, INC.


                                  Form 10-Q/A


                               September 30, 1999

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets at September 30, 1999
           and December 31, 1998                                             3

         Condensed consolidated statements of operations for the three
           and nine months ended September 30, 1999 and 1998                 4

         Condensed consolidated statements of cash flows for the nine
           months ended September 30, 1999 and 1998                          5

         Notes to condensed consolidated financial statements                6

Item 2.  Management's discussion and analysis of financial condition
           and results of operations                                        12

Item 3.  Quantitative and qualitative disclosures about market risk         21

Part II. Other Information

Items 1 through 6.                                                          22

Signatures                                                                  23

Exhibit Index

                         RADIANCE MEDICAL SYSTEMS, INC.


                CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)


                                  (Unaudited)
               (In thousands, except share and per share amounts)


                                                            September 30,
                                                                1999         December 31,
                                                             As Restated        1998
                                                             -----------     -----------
ASSETS

Current assets:
Cash and cash equivalents                                      $  3,599        $  1,437
Marketable securities available-for-sale                         19,700          23,375
Trade accounts receivable, net                                      748           2,413
Inventories                                                         721           1,623
Other current assets                                                801             593
                                                               --------        --------
    Total current assets                                         25,569          29,441

Property and equipment, net                                       1,381           1,532
Notes receivable from officers                                      121             116
Intangible assets, net                                            3,927           2,133
Other assets                                                         32             559
                                                               --------        --------
Total Assets                                                   $ 31,030        $ 33,781
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                          $  2,025        $  4,286
Deferred revenue                                                  1,576             250
                                                               --------        --------
    Total current liabilities                                     3,601           4,536

Deferred revenue                                                  1,075              --

Minority interest                                                   230              --

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                                        --

Common stock, $.001 par value; 30,000,000 authorized,
  11,765,000 shares and 9,578,000 shares outstanding as of
  September 30, 1999 and December 31, 1998, respectively             12              10
Additional paid-in capital                                       69,039          60,664
Deferred compensation                                              (234)           (409)
Accumulated deficit                                             (39,188)        (27,807)
Treasury stock at cost, 686,000 common shares as of
  September 30, 1999 and December 31, 1998, respectively         (3,675)         (3,675)
Accumulated other comprehensive income                              170             462
                                                               --------        --------
    Total stockholders' equity                                   26,124          29,245
                                                               --------        --------
Total Liabilities and Stockholders' Equity                     $ 31,030        $ 33,781
                                                               ========        ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)


                    (In thousands, except per share amounts)

                                  (Unaudited)


                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                          --------------------------------    -------------------------------
                                                   1999                               1999
                                               As Restated      1998              As Restated      1998
                                               -----------    --------            -----------    --------
Revenue:
  Sales                                          $    648     $  2,108              $  2,985     $  7,031
  License and other revenue                           826        1,205                 2,050        1,605
                                                 --------     --------              --------     --------
Total revenues                                      1,474        3,313                 5,035        8,636
  Cost of sales                                       412        1,692                 2,312        4,339
                                                 --------     --------              --------     --------
Gross profit                                        1,062        1,621                 2,723        4,297

Operating expenses:
  Charge for acquired in-process research
    and development                                    --           --                 4,194           --
  Research, development and clinical                1,801        1,579                 5,958        5,038
  Marketing and sales                                 297        1,238                 1,525        3,801
  General and administrative                          696          665                 2,140        1,855
  Goodwill impairment charge                           --           --                 1,451           --
  Minority interest                                    --          (68)                   --          (68)
                                                 --------     --------              --------     --------
Total operating expenses                            2,794        3,414                15,268       10,626
                                                 --------     --------              --------     --------
Loss from operations                               (1,732)      (1,793)              (12,545)      (6,329)
                                                 --------     --------              --------     --------

Other income (expense):
  Interest income                                     280          395                   935        1,202
  Gain on disposal of assets                           93           --                   224           --
  Other income (expense)                               82           29                     5          (66)
                                                 --------     --------              --------     --------
    Total other income                                455          424                 1,164        1,136
                                                 --------     --------              --------     --------
Net loss                                         $ (1,277)    $ (1,369)             $(11,381)    $ (5,193)
                                                 ========     ========              ========     ========

Basic and diluted net loss per share             $  (0.12)    $  (0.16)             $  (1.05)    $  (0.59)
                                                 ========     ========              ========     ========
Shares used in computing basic and
  diluted net loss per share                       11,044        8,854                10,874        8,857
                                                 ========     ========              ========     ========


                             See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

                                  (Unaudited)
                                 (In thousands)


                                                                       Nine months ended
                                                                          September 30,
                                                                     ----------------------
                                                                        1999
                                                                         As
                                                                      Restated       1998
                                                                      --------     --------
Cash flows from operating activities:
  Net loss                                                            $(11,381)    $ (5,193)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Goodwill impairment charge                                           1,451           --
    Depreciation and amortization                                        1,239          359
    Amortization of deferred compensation                                  126          190
    Bad debt expense                                                       113          190
    Foreign currency exchange loss                                          97           --
    Minority interest in losses of (former) Radiance                        --          (68)
    Charge for acquired in-process research
      and development                                                    4,194           --
    Gain on sale of assets                                                (224)          --

Changes, net of effects from purchase of (former) Radiance:
  Trade accounts receivable, net                                         1,553          359
  Inventories                                                              198          871
  Other assets                                                            (182)         (81)
  Accounts payable and accrued expenses                                 (2,795)        (322)
  Deferred revenue                                                       1,277          400
                                                                      --------     --------
    Net cash used in operating activities                               (4,334)      (3,295)

Cash flows provided by investing activities:
  Purchase of available-for-sale securities                            (22,891)     (32,444)
  Sales of available-for-sale securities                                26,364       33,904
  Capital expenditures for property and equipment and other assets        (422)        (311)
  Sale of Vascular Access business unit, net                             1,070           --
  Proceeds from sale of option on investment securities                  1,232           --
  Purchase of majority interest in Radiatec                                233           --
  Purchase of interest in (former) Radiance, net of cash acquired          553          577
                                                                      --------     --------
    Net cash provided by investing activities                            6,139        1,726

Cash flows provided by (used in) financing activities:

  Proceeds from sale of common stock                                       168          180
  Proceeds from exercise of common stock options                           125          112
  Proceeds from repayment of affiliate debt                                 64          233
  Purchase of treasury stock                                                --       (1,470)
                                                                      --------     --------
    Net cash provided by (used in) financing activities                    357         (945)
                                                                      --------     --------

Net increase (decrease) in cash and cash equivalents                     2,162       (2,514)
Cash and cash equivalents, beginning of period                           1,437        6,141
                                                                      --------     --------
Cash and cash equivalents, end of period                              $  3,599     $  3,627
                                                                      ========     ========

Supplemental disclosure of non-cash investing and financing activities:

In September 1998, the Company exercised preferred stock
  warrants bringing its ownership of (former) Radiance
  to 50%. In January 1999, the Company acquired the remaining common stock of (former) Radiance. In conjunction with the transactions, the following liabilities were assumed:
    Fair value of assets acquired                                     $  9,774     $  1,535
    Cash paid                                                             (692)      (1,462)
    Common stock and options issued                                     (8,035)          --
                                                                      --------     --------
      Liabilities assumed                                             $  1,047)    $     73
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


2.  Subsequent Event

In connection with its annual audit the Company determined that it was necessary to revise its unaudited results of operations as of and for the three- and nine-month periods ended September 30, 1999. The revisions to the financial statements reflect a change to the recorded purchase price for the January 1999 acquisition of (the former) Radiance Medical Systems, Inc., and includes a reduction of accrued liabilities recorded at the time of acquisition. Such accruals were originally used in the third quarter to offset amounts which should have been recorded as expenses in that period.

A summary of the impact of such restatements on the unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 1999 is as follows:

                                           (In thousands, except per share amounts)

                                          Three Months Ended          Nine Months Ended
                                          September 30, 1999         September 30, 1999
                                       ------------------------   -------------------------
                                       As Previously              As Previously
                                         Reported      Restated     Reported       Restated
                                       -------------   --------   -------------    --------
Shareholders' equity                      $26,168      $26,124       $ 26,168      $ 26,124
Total operating expenses                  $ 2,284      $ 2,794       $ 14,758      $ 15,268
Net loss                                  $  (767)     $(1,277)      $(10,871)     $(11,381)
Basic and diluted net loss per share      $ (0.07)     $ (0.12)      $  (1.00)     $  (1.05)

3.  Net Loss Per Share


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


4.  Inventories


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


5. Deferred Revenue


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


6. Comprehensive Loss


Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive loss included the following:


                                           Three Months                  Nine Months
                                        Ended September 30,          Ended September 30,
                                      -----------------------       ---------------------
                                   (As Restated)                  (As Restated)
                                        1999           1998            1999        1998
                                      --------       --------       ---------    --------
Net loss                              $(1,277)       $(1,369)       $(11,381)    $(5,193)
Unrealized gain (loss) on
  available-for-sale securities           (82)           (21)           (190)        (12)
Foreign currency translation
  adjustment                              (40)           168            (102)        178
                                      -------        -------        --------     -------
Comprehensive loss                    $(1,399)       $(1,222)       $(11,673)    $(5,027)
                                      =======        =======        ========     =======

7. Recent Accounting Pronouncements


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


8. Sale of Assets and Acquisition


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

Acquisition of RMS


In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger (the "Merger") all of the capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, the Company paid former stockholders of RMS $3.00 for each share of RMS Preferred Stock and $2.00 for each share of RMS Common Stock, for a total consideration of approximately $7,500, excluding the value of Radiance Common Stock Options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $692 in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS Common Stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 shares of the Company's Common Stock.


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

Proforma combined results of the Company and RMS for the three month and nine month periods ended September 30, 1998, on the basis that the acquisition had taken place at the beginning of 1998, would have reported the following:

                                  Three Months            Nine Months
                                     Ended                   Ended
                                 September 30,           September 30,
                                     1998                    1998
                                 -------------           -------------
     Pro forma Revenues            $ 3,313                 $ 8,636
     Pro forma Net Loss             (2,024)                 (6,796)
     Pro forma Net Loss
       Per Share                     (0.18)                  (0.61)


Not reflected in the above pro forma results is the charge of $4,194 for acquired in-process research and development. In addition to the aforementioned charge, the Company capitalized intangible assets of $3,079 and $1,229 for developed research and development and employment contracts, respectively, as part of the cost for the remaining common stock of RMS, as described more fully above.

9. Goodwill Impairment Charge


In the second quarter of 1999, due to continued operating losses in spite of operational changes made earlier in the year, it was determined that the goodwill associated with the German sales subsidiary would not be realizable in the future. Therefore, the Company recorded an impairment charge for the full amount of the goodwill related to its German subsidiary in the amount of $1.5 million.


10. Legal Matters


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Radiance cautions stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this document, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and statements located elsewhere herein regarding Radiance's financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which Radiance operates, competitive activities or other business conditions. There can be no assurance that Radiance's actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1998, including but not limited to those discussed in "Item 7--Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Statements.


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


to Guidant, and royalty payments based upon the sale of products using focus technology by Guidant. See Note 5 to the Condensed Consolidated Financial Statements.


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


In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger (the "Merger") all of the capital stock that it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, The Company paid former stockholders of RMS $3.00 for each share of RMS Preferred Stock and $2.00 for each share of RMS Common Stock, for a total consideration of approximately $7.5 million, excluding the value of Radiance Common Stock options to be provided to RMS optionholders in exchange for their RMS Common Stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $0.7 million in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS Common Stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,775 shares of the Company's Common Stock.


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


or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. See Note 8 to the Condensed Consolidated Financial Statements.


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

Results of Operations

Third quarter of 1999 compared to the same period in 1998


In connection with its annual audit the Company determined that it was necessary to revise its unaudited results of operations as of and for the three- and nine-month periods ended September 30, 1999. The revisions to the financial statements reflect a change to the recorded purchase price for the January 1999 acquisition of (the former) Radiance Medical Systems, Inc., and includes a reduction of accrued liabilities recorded at the time of acquisition. Such accruals were originally used in the third quarter to offset amounts which should have been recorded as expenses in that period.


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


Research, Development and Clinical. Research, development and clinical expenses were $1.8 million and $1.6 million in the quarters ended September 30, 1999 and 1998, respectively. Although management anticipated that expenditures would be more significant in the third quarter of 1999, short-term delays in starting clinical trials and opening trial sites resulted in lower than anticipated expenditures. The Company continued to primarily direct its development efforts on the RDX catheter technology in the third quarter and expects the overall expenditures to increase in the fourth quarter of 1999 as clinical trials proceed. However, at any time during the development process and clinical trials, work on the technology could be halted or restarted under a different design, for example, unless the efficacy of the design and technology is proven at each stage of its development. There is no certainty that the technology will ever reach the market or produce material sales due to many risks, including competitor development of superior technologies or products, an unrecoverable product cost, lack of product reimbursement, the uncertainty of regulatory approval and other factors mentioned below concerning the risks associated with Radiance's operations within this market.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         General and Administrative. General and administrative expenses were $0.7 million for the quarters ended September 30, 1999 and 1998.


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


         Research, Development and Clinical. Research, development and clinical expenses increased by 18% to $6.0 million in the nine-month period ended September 30, 1999 from $5.0 million in the nine-month period ended September 30, 1998. The primary reason for this increase was additional spending on development of the Company's RDX catheter.

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


         General and Administrative. General and administrative expenses totaled $2.1 million and $1.9 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Lower bad debts charges and personnel expenses for the first nine months of 1999 compared with 1998 were offset by office closing costs and relatively higher travel and audit and tax services expenses.


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


In the third quarter of 1996, the Company closed its initial public offering of common stock, resulting in net proceeds of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. For the nine months ended September 30, 1999 and 1998, the Company's net cash used in operating activities was $4.3 million and $3.3 million.


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


Intangible assets increased 84% to $3.9 million at September 30, 1999, compared with $2.1 million at the end of 1998 due to the recognition of $4.2 million in completed research and development and employment contracts obtained in the acquisition of RMS in the first quarter of 1999, offset by a $1.5 million goodwill impairment charge relating to the Company's German subsidiary.

Accounts payable and accrued expenses decreased 53% to $2.0 million at September 30, 1999, compared with $4.3 million at the end of 1998 primarily due to the payment of clinical trials costs and accrual adjustments for cancelled trials, and the payment of reorganization costs and annual incentive compensation.

Deferred revenue increased 960% to $2.7 million, including both the current and non-current amounts, at September 30, 1999 from $0.3 million at the end of 1998. The increase was primarily due to the receipt of deferred distributor fees from Cosmotec of $1.0 million and $1.2 million for an option to purchase an investment held by the Company that expires in December of 2000, as described above. See Note 5 to the Condensed Consolidated Financial Statements.

Additional paid-in capital increased 14% to $69.0 million at September 30, 1999 from $60.7 million at the end of 1998. This increase was due to the Company's acquisition of all of the capital stock that it did not own of RMS through the issuance of the Company's common stock and options with a value of approximately $8.1 million and the payment of cash of approximately $0.7 million. See Note 8 to the Condensed Consolidated Financial Statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                            RADIANCE MEDICAL SYSTEMS, INC.



Date: January 31, 2000                      /s/ Michael R. Henson
                                            ------------------------------------
                                            Chief Executive Officer
                                            (Principal Executive Officer)




Date: January 31, 2000                      /s/ Stephen R. Kroll
                                            ------------------------------------
                                            Vice President-Finance and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                  DESCRIPTION
        -------                 -----------
          27             Financial Data Schedule