Form 10-K
period 1999-12-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2000-04-14
CIK 1013606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

             TITLE OF EACH CLASS
             -------------------                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    NONE                                           NONE

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE.

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 2000, was approximately $87,669,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 15, 2000, approximately 12,021,000 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on June 6, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     Radiance cautions stockholders that, in addition to the historical financial information included herein, this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Annual Report of Form 10-K, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and statements located elsewhere herein regarding Radiance's financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which Radiance operates, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from Radiance's expectations ("Cautionary Statements") are disclosed in this Annual Report on Form 10-K, including, but not limited to, those discussed in "Item 7 -- Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Radiance Medical Systems, Inc. ("Radiance," or the "Company") develops, manufactures and markets proprietary devices for the prevention of the recurrence of atherosclerotic blockages following the interventional treatment of atherosclerosis. Radiance currently is primarily engaged in conducting research and development on radiation therapy, and its primary product under development is the RDX Catheter, a balloon catheter-based delivery system designed to allow the temporary delivery of radioactive materials to the area of an artery that has been treated with conventional interventional therapy such as Percutaneous Transluminal Coronary Angioplasty ("PTCA"), atherectomy and/or stent deployment. See "Item 1 -- Products."

     The Company is the result of an acquisition effected by the merger of the (former) Radiance Medical Systems, Inc. ("RMS") with and into CVD/RMS Acquisition Corporation, a wholly-owned subsidiary of CardioVascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.). RMS originally was formed by the Company as a separate entity to focus on the development of radiation therapy technology for the treatment of cardiovascular disease, and to obtain financing for such development from sources other than the Company. As a result of the merger, the Company reacquired all of the shares of RMS which it did not own. The Company was incorporated on March 16, 1992.

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

  Types of Treatment

     The two most common forms or treatment for coronary artery disease are: (i) the coronary artery bypass graft ("CABG"); and (ii) percutaneous transluminal coronary angioplasty ("PTCA") and other catheter-based technologies. CABG is a highly invasive, open surgical procedure in which blood vessel grafts are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most effective and long-lasting treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures but require reintervention. CABG, however, has significant limitations, including medical complications, such as stroke, multiple organ dysfunction, inflammatory response, respiratory failure and post-operative bleeding, each of which may result in death. In addition, CABG is a very expensive procedure and requires a long recovery period. In the United States, the cost of undergoing CABG is approximately $32,000 to $36,000, and the average post-operative recovery period following CABG is approximately six to eight weeks. Approximately 400,000 CABG procedures are performed annually in the United States. Currently, several minimally invasive surgical techniques are being developed to lessen the cost and trauma of CABG procedures.

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

     Restenosis occurring a longer period of time after a revascularization procedure may result from excessive proliferation of cells at the treatment site ("hyperplasia") or from a generalized geometric remodeling of the arterial segment, the causes of which are not well understood. Hyperplasia is a physiological response to injury, similar to scarring which occurs in wound healing. In response to an arterial injury from revascularization, the body initiates a biochemical response to repair the injury site and protect it from further harm. This response will include a signal to adjacent cells of the arterial wall to multiply. Often this cell proliferation goes unchecked, resulting in a much thicker and inelastic arterial wall and in reduced blood flow. Radiance believes that hyperplasia and vascular remodeling may be responsible for a large portion of the overall effect of restenosis.

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

PRODUCTS

     In addition to research and development of radiotherapy products, Radiance also manufactures and markets catheters and coronary stent systems used in conjunction with angioplasty and vascular stenting. The Company's proprietary Focus catheter technology enables physicians to deliver therapeutic radial force and stents accurately and effectively to the treatment site. The Company's proprietary stent designs offer characteristics enabling physicians to access varying coronary anatomy. RMS believes that these products enable physicians to perform challenging interventional procedures effectively, resulting in improved treatment outcomes and lower costs. RMS owns the rights to 26 issued U.S. patents, one issued European patent and two Japanese patents covering certain aspects of its catheter and stent technologies.

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

     - The RDX Catheter provides complete apposition to the arterial wall, reducing the problems of distance determination and closing with current vascular radiotherapy devices.

     - The RDX Catheter can deliver equal or higher radioisotope activity with less total radiation dose than other technologies since it delivers the activity directly against the artery wall to be treated, as opposed to products using an irradiated source in the center of the artery.

     - The RDX catheter requires no expensive capital equipment, such as a radiation shielding afterloader system or a system to compute dosimetry, like competing radiotherapy products.

     - The fully-deployable radiation source is independent of vessel size. Coronary arteries range from 1.5-6.0 millimeters. With other devices, a different dose of radiation has to be calculated and/or delivered for each vessel size. With the RDX Catheter, the dose is the same regardless of the vessel dimensions because the dose is delivered to the vessel wall. This also makes the RDX Catheter system useful in other vascular applications such as coronary, peripheral vascular leg arteries, renal, carotid and kidney dialysis grafts. This potentially broadens the clinical utility and market potential for the RDX system.

     - The RDX Catheter is simple and easy-to-use. Use of the RDX Catheter is consistent with the use of other types of catheters by interventional cardiologists.

     - The solid film substrate is protected by the double balloon construction. The use of the beta isotope within the system increases the safety of the RDX Catheter as a vascular radiotherapy delivery device.

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

  Clinical Trials

     In September 1999, the Company began European human clinical trials of its RDX Coronary Radiation Delivery System. The BETTER (Beta Radiation Trial To Eliminate Restenosis) clinical trial is designed to provide the data for the Company to obtain CE Mark approval and commercialize the RDX catheter in Europe and other international countries. The Company expects to complete the BETTER trial enrollment of approximately 150 patients during 2000. After completion of patient follow-up studies, the Company will apply for CE Mark approval to begin marketing the RDX Catheter in Europe. As of March 1, 2000, the Company had enrolled 62 patients in the study. As the first patients were enrolled in the late third quarter of 1999, six month follow-up had not yet been performed on any patients.

     In February 2000, the Company received approval of the U.S. Food Administration for the Company's Investigational Device Exemption ("IDE") to commence human clinical trials for its RDX catheter radiation delivery system. The BRITE (Beta Radiation to Reduce Instent Restenosis) clinical trials will evaluate the RDX System in patients who previously have had a coronary stent implanted and have returned with restenosis at the site of the stent implant ("in-stent restenosis"). The initial phase of the study will include enrollment of approximately 45 patients and is expected to be completed prior to the end of 2000. As of March 1, 2000 the Company had enrolled 3 patients in the study.

     Radiance will be required to seek FDA approval for any new product and expects that some of these products will be subject to the PMA process. The Company also will be subject to federal, state and/or local laws and regulations governing the use and handling of radioactive materials. See "Item
1 -- Government Regulation." There can be no assurance that Radiance will complete the development of any products successfully or that any such products will receive any required regulatory approvals. The failure of Radiance to develop new products successfully or to obtain regulatory approvals could have a material adverse effect on the business and results of operations of the Company.

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

     The following table lists the Company's catheter products which currently are marketed:

                                                                                     FIRST
                                                                                   COMMERCIAL
         PRODUCTS             INTENDED APPLICATIONS     U.S. REGULATORY STATUS        SALE
         --------             ---------------------     ----------------------     ----------
FOCUS CATHETERS
Guardian                    PTCA (i.e., balloon         PMA Supplement Approved     Q2 1998
  Over-the-wire design      angioplasty in coronary
                            arteries)
Lynx F/X                    PTCA or Stent Delivery(2)   N/A(1)                      Q1 1997
  Rail Design
ARC                         PTCA                        PMA Supplement Approved     Q3 1996
  Over-the-wire design
FACT Catheter               PTCA                        PMA Supplement Approved     Q1 1996

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

  Vascular Access Products

     Radiance's vascular access products utilized patented technology to provide rapid, accurate access to the body's vascular system for guidewire and catheter entry. In January 1999, Radiance sold its vascular access product line and related assets to Escalon Medical Corp. The Company believes that the sale of its vascular access product line and related assets, combined with the CVD/RMS merger, focuses the Company's business on developing its proprietary technologies for the interventional cardiology market.

MANUFACTURING

     With the exception of certain final assembly and sterilization procedures for those products designed to be sold only outside the United States and for radiation devices, and the manufacture of those products which Radiance has licensed to third parties, all of Radiance's current products are produced in its facilities in Irvine, California. However, we have contracted for a third party manufacturer for the final assembly and irradiation of our radiotherapy catheter (See "Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations", under the subheading "Overview" for a discussion of third party manufacturer Bebig GmbH.). Radiance fabricates certain proprietary components, then assembles, inspects, tests and packages all components into finished products. By designing and assembling its catheter products, Radiance believes it is better able to control quality and costs, limit third-party access to its proprietary technology, and better manage manufacturing process enhancements and new product introductions. In addition, Radiance purchases many standard and custom-built components from independent suppliers and subcontracts certain processes from independent vendors. Most of these components and processes are available from more than one vendor. However, certain manufacturing processes currently are performed by single vendors, especially for final assembly and radioactive source manufacturing. While Radiance believes that there are other vendors available to perform these processes, an interruption of performance by any of these vendors could have a material adverse effect on Radiance's ability to manufacture its products until a new source of supply were qualified and, as a result, could have a material adverse effect on Radiance's business, financial condition and results of operations.

     Due to the relatively short half-life (i.e., shelf life) of the Company's radiotherapy products, unlike its existing products, it is critical to ship the products as close to the date of use as possible. Moreover, coordination between the Company, a contract manufacturer, the distributor and the end user is necessary in order to reduce waste and returned products. To help reduce the shipping time for the product and improve the Company's response time, the Company has contracted with a third party manufacturer, Bebig, in Europe to perform the final assembly and radioactive source manufacturing of the devices for international use and anticipates the use of a similar facility in the United States. If the Company fails to establish the aforementioned capability, it could have a material adverse effect on Radiance's business, financial condition and results of operations.

     Radiance has obtained the right to affix the CE (Conformite Europeene) marking to all of its products currently sold in the countries of the European Economic Area and Switzerland. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards. As part of the CE marking process, Radiance also received ISO 9001/EN46001 certification with respect to the manufacturing of all of its currently marketed products.

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

MARKETING AND SALES

     Radiance is trying to develop but does not have any products based on radiation therapy currently available for commercial marketing and sale to the public. Due to the licensing of the technology upon which the Company's currently-marketed products are based in June 1998, and the sale of its Vascular Access product line and related assets in January 1999, product sales were substantially lower in 1999, compared with 1998, and are expected to decrease further in 2000. Radiance's existing catheter and coronary stent system products are sold in the United States and international markets, principally Europe and Japan. However, certain of Radiance's products are not available in each market due to regulatory and intellectual property restrictions. Radiance currently sells its products through a combination of strategic partners, medical device distributors and direct sales personnel. Radiance also has distribution agreements with companies covering countries outside the United States and Japan. Radiance entered into an exclusive distribution agreement in Japan with Cathex in May 1997 which terminates in January 2001. Sales to Cathex accounted for 16%, 28% and 10% of Radiance's total product sales in 1997, 1998 and 1999, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." Radiance intends to expand its sales and marketing capability and to distribute selected new products through strategic partnerships.

     In 1998 and 1999, the Company reduced its domestic sales force and does not actively promote its products here in the U.S. due to patent restrictions, the competitive environment and its decision to focus its efforts on the development of the RDX catheter technology. Moreover, the U.S. market for the Company's existing products is dominated by a few competitors with substantially greater assets and much more extensive sales and distribution networks. Additionally, because of hospital buying preferences, the competitive environment is conducive to companies with wide product portfolios. Thus, we believe that the Company will only be able to compete in the near term in the U.S. market if it is successful in developing unique, proprietary, cost-saving technology.

     In 1997, 1998 and 1999, total export sales were $4.7 million, $5.9 million and $3.1 million, respectively, or approximately 50%, 63% and 82% respectively, of total product sales. In 1997, 1998 and 1999, sales to Europe accounted for $1.1 million, $2.5 million and $2.1 million, respectively; sales to Japan represented $2.4 million, $2.6 million and $0.4 million, respectively; and sales to other regions represented $1.2 million, $0.8 million and $0.6 million, respectively. Radiance expects to continue to derive revenue from international sales and therefore a significant portion of Radiance's revenues will continue to be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, inadequate protection of intellectual property, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on Radiance's ability to deliver products on a competitive and timely basis. However, all of the Company's foreign sales are denominated in dollars, except for sales in Germany which totaled $1.4 million, or 15% of total product sales in 1998 and $1.2 million or 31% of total product sales in 1999. Future imposition of, or significant increases in the level of, customs duties, export quotas or other trade restrictions, could have an adverse effect on Radiance's business, financial condition and results of operation. In foreign countries, Radiance's products are subject to a wide variety of governmental review and certification. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on Radiance. See "Item 1 -- Government Regulation," and "Note 1 of Notes to Consolidated Financial Statements."

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

     Certain of Radiance's products that utilize Focus technology have received FDA approval for PTCA and percutaneous transluminal angioplasty ("PTA") indications. However, none of these products has received FDA approval for use in stent delivery. An investigator-controlled study was testing Radiance's Focus technology with respect to stent implantation. The Optimal Stent Implantation Study ("OSTI-2 Study") was evaluating the ability of stent delivery with Focus technology compared with conventional delivery techniques to reduce acute outcomes and restenosis rates. The study was being conducted using two patient subgroups of approximately 100 patients each divided according to vessel size. In the first group, stent delivery was being evaluated in vessels greater than three millimeters in diameter; in the second group stent delivery was being evaluated in vessels less than three millimeters in diameter. Each subgroup presents different clinical issues related to stent delivery and the OSTI-2 Study protocol was evaluating the efficacy of Focus technology in each subgroup. The OSTI-2 Study began in February 1996 and completed enrollment of patients in the first quarter of 1998. Preliminary results of the study were reported at the American Heart Association Scientific Sessions in November 1997 and additional results were reported at the American College of Cardiology meeting in March 1998 and at American Heart Association Scientific Sessions in November 1998. Early results demonstrated that Focus technology facilitates achieving a larger in stent MLD following conventional stent expansion techniques and also following optimal PTCA. These increased MLDs were achieved without increased complication rates. In June 1998, Radiance signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, granting Guidant rights to manufacture and distribute products using Radiance's Focus technology for delivery of stents. In the fourth quarter of 1999, the OSTI-2 Study was terminated before conclusion due to a lack of funding. Because the technology being tested had been licensed to Guidant, the Company did not consider funding a similar study. See the discussion below in this section "Strategic Relationships."

     Radiance completed a clinical study in Europe in 1998 of its proprietary Synthesis(TM) coronary stent. The multicenter study enrolled 85 patients at four centers in Germany. Procedural and 30 day follow-up results demonstrated a high technical success rate with low complication and low major adverse event rates.

STRATEGIC RELATIONSHIPS

     Radiance evaluates on an ongoing basis potential strategic relationships with corporate and other partners where such relationships may complement and expand Radiance's manufacturing, research, development, sales and marketing capabilities. Radiance currently is a party to six such agreements, described below.

     Bebig GmbH. In July 1999, the Company entered into a two year contract manufacturing agreement with Bebig GmbH ("Bebig") to manufacture its radiation therapy catheter in Europe. According to the agreement, during 1999 and 2000, Radiance will pay certain facility set-up fees, totaling approximately $0.8 million, and all material and third party costs associated with production validation. Radiance will prepare the manufacturing equipment used to perform the final assembly of the RDX catheter, estimated to cost approximately $0.6 million, and Bebig will purchase the equipment from Radiance for $0.5 million. Radiance will also pay Bebig an agreed amount for each unit produced. For a nominal charge, the Company can renew the agreement for three successive, two-year terms. In conjunction with the contract manufacturing agreement, the Bebig granted the Company a three year sub-license agreement for certain radiation technology that the Company believes may be useful in the development of its radiation therapy products. There is a minimum annual license fee to Bebig of $0.2 million payable beginning in July 2000, subject to offset by certain amounts paid under the manufacturing agreement. Royalty fees are payable to Bebig for any products sold worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates.

     Cosmotec Co., Ltd. In June 1999, the Company granted Cosmotec Co., Ltd. ("Cosmotec") of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1.0 million as an upfront cash payment and will recognize the income over the seven-year term of the distribution agreement. Radiance will also receive $1.0 million from Cosmotec for a debenture issuable in June 2000 and convertible into Radiance common stock over the subsequent three-year period at an initial conversion price of $7 per share.

     Guidant Corporation. In June 1998, Radiance entered into a Technology License Agreement with Guidant Corporation, an international interventional cardiology products company, to grant them a 10 year license to manufacture and distribute products using Radiance's Focus Technology. Under the Agreement, Radiance has received certain milestone payments based upon the transfer of the technological knowledge to Guidant, and royalty payments based upon the sale of products using Focus technology by Guidant. During 1999, the Company received $2.0 million of milestone payments and recorded the minimum annual royalty of $0.3 million. No more milestone payments are due under the agreement but royalties are due as long as the agreement is in effect.

     SCIMED Life Systems, Inc. Radiance entered into a Stock Purchase and Technology License Agreement, dated September 10, 1994, with SCIMED, now a unit of Boston Scientific Corporation (the "SCIMED Agreement"). Pursuant to the SCIMED Agreement, SCIMED purchased a 19% equity position in Radiance, which is now diluted to below 5%. SCIMED also was granted an exclusive worldwide license to certain combined site-specific solution delivery and coronary angioplasty technology in exchange for license and royalty fees. The term of the SCIMED Agreement is for the life of the patents; however, it may be terminated (i) in the event of breach on 90 days notice by the non-breaching party; or (ii) on 30 days notice in certain limited circumstances or (iii) by SCIMED upon 180 days notice.

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

     EndoSonics Corporation. Radiance entered into license agreements with EndoSonics Corporation ("EndoSonics"), dated December 22, 1995 and May 16, 1997 (the "EndoSonics Agreements"), in which Radiance granted EndoSonics the non-exclusive, royalty-free right to Radiance's Focus technology for the development and sale of a device with a Radiance Focus technology balloon when it is combined only on the same catheter with an EndoSonics' ultrasound product. In exchange, Radiance received the non-exclusive, royalty-free right to submit PMA supplement applications utilizing an EndoSonics PMA as a reference and to manufacture and distribute Radiance products as a supplement to the EndoSonics PMA. In February 1998, the FDA approved Radiance's PMA application and, as a result, Radiance can obtain independent FDA supplemental approvals on its products. The EndoSonics Agreements may be terminated in the event of breach upon 60 days notice by the nonbreaching party, subject to the breaching party's right to cure. In addition, in March of 1996, EndoSonics purchased 400,000 shares of Radiance's Series B Preferred Stock for a purchase price of $8,000,000, which converted into 800,000 shares of Common Stock upon the consummation of Radiance's initial public offering on June 19, 1996. In February 1998, Radiance repurchased 300,000 shares of its own common stock from EndoSonics for an aggregate price of $1,275,000.

     On September 15, 1999, EndoSonics Corporation filed a complaint for declaratory relief in the Superior Court in Orange County, California, relating to the EndoSonics Agreements. EndoSonics is seeking a declaratory judgment that the EndoSonics Agreement entitles EndoSonics to place a stent on the licensed catheters, when used in a procedure with an ultrasound transducer. The Company believes that EndoSonics is authorized only to use the Focus technology with the EndoSonics ultrasound transducer and not also with a stent.

     The Company has filed an answer and discovery is commencing. Although the outcome of the matter cannot be predicted with any certainty, the Company believes that this matter will not have a material adverse effect on its financial position or operating results.

PATENTS AND PROPRIETARY INFORMATION

     Radiance's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. Radiance owns or has the rights 26 issued U.S. patents, one issued European patent and two Japanese patents covering certain aspects of its technologies. We cannot assure you any issued patents will provide competitive advantages for Radiance's products, or that they will not be challenged or circumvented by competitors.

     The interventional cardiovascular market in general and the stent and balloon angioplasty catheter market (including the type of catheters offered by Radiance) in particular have been characterized by substantial litigation regarding patent and other intellectual property rights. We cannot assure you that Radiance's products do not infringe such patents or rights. During 1997, Radiance was sued for trademark infringement regarding Radiance's use of the product name "Lynx" in connection with one of Radiance's balloon angioplasty catheter product lines. Radiance paid no monetary damages but agreed to a consent judgment which prohibits Radiance from using this name in the United States. In the event that any such third-parties assert claims against Radiance for patent infringement and such patents are upheld as valid and enforceable, Radiance could be prevented from utilizing the subject matter claimed in such patents, or would be required to obtain licenses from the owners of any such patents or redesign its products or processes to avoid infringement. We cannot assure you that such licenses would be available or, if available, would be so on terms acceptable to Radiance or that Radiance would be successful in any attempt to redesign its products or processes to avoid infringement. In addition, foreign intellectual property laws may not provide protection commensurate with that provided by U.S. intellectual property laws, and we cannot assure you that foreign intellectual property laws will protect Radiance's foreign intellectual property rights adequately. Radiance also relies on trade secrets and proprietary technology and enters into confidentiality and non-disclosure agreements with its employees, consultants and advisors. We cannot assure you that employees, consultants, advisors or others will maintain the confidentiality of such trade secrets or proprietary information, or that Radiance's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that Radiance has no practical recourse. Litigation may be necessary to defend against claims of infringement or invalidity, to enforce patents issued to Radiance or to protect trade secrets. There can be no assurance that any such litigation would be successful. Any litigation could result in substantial costs to, and diversion of resources by, Radiance and its officers, which would have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

     There are more than ten competing development programs in the area of vascular radiotherapy. The major competitors include Novoste Corporation, Johnson & Johnson, Guidant Corporation and Boston Scientific Corporation, Schneider Division. The radiation sources being developed by these competitors vary between gamma, beta and x-ray.

     The most common competitive approach is represented by radioactive source wires or seed trains. Three companies are in the pivotal clinical trial stage in the United States, all addressing the in-stent restenosis indication. Johnson & Johnson has completed patient enrollment into its trial, Gamma I. The purpose of the Gamma I trial is to assess the use of Best Medical International's manually advanced gamma wire. Guidant currently is evaluating its beta wire/afterloader system in the INHIBIT Trial and Novoste has completed follow up in its START Trial. Still in the pilot study stage in the United States, Boston Scientific, through its Schneider AG subsidiary, is also developing a beta wire/afterloader system that is under investigation in Europe.

     Most of the radioactive source wires are used in conjunction with an afterloader, a specialized piece of equipment that is typically computer controlled. It is used to automatically calculate treatment times, control movement of the source wire, and to store and shield the source wire when not in use. This equipment is large, complex, and expensive. Source wires with gamma-emitting radioactive tips have been used for some time in cancer therapy. Gamma radiation is significantly more penetrating and therefore more hazardous to use than beta radiation. For example, health care workers must leave the catheterization lab during administration of gamma radiation to ensure their safety by limiting their ongoing exposure to gamma radiation. In addition, gamma radiation impacts patient tissue beyond the treatment site.

     Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense and characterized by extensive research and development and rapidly advancing technology. The interventional cardiology market is characterized by rapid technological innovation and change, and Radiance's products could be rendered obsolete as a result of future innovations. Radiance's catheters, stents and other products under development compete or will compete with catheters and stents marketed by a number of manufacturers, including Guidant Corporation, Boston Scientific Corporation, Johnson & Johnson, Medtronic, Inc., and Arterial Vascular Engineering (a subsidiary of Medtronic, Inc.). Such companies have significantly greater financial, management and other resources, established market positions, and significantly larger sales and marketing organizations than does Radiance. Radiance also faces competition from manufacturers of other catheter-based atherectomy devices, vascular stents and pharmaceutical products intended to treat vascular disease. In addition, Radiance believes that many of the purchasers and potential purchasers of Radiance's current products prefer to purchase catheter and stent products from a single source. Accordingly, many of Radiance's competitors, because of their size and range of product offerings, have a competitive advantage over Radiance.

     We believe that the primary competitive factors in the market for interventional cardiology devices are clinical effectiveness, product safety, catheter size, flexibility and trackability, ease of use, reliability, price and availability of third party reimbursement. In addition, a company's distribution capability and the time in which products can be developed and receive regulatory approval are important competitive factors. Although we believe we compete favorably overall with respect to most of the foregoing factors, most of our competitors and potential competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing.

     We believe that our competitive position is dependent upon our ability to continue to develop innovative new catheter technologies, including the RDX Catheter, and to obtain rapid regulatory approval. However, we cannot provide any assurance that competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those we will develop and market or that would render our technology and products obsolete or noncompetitive. We may be unable to compete effectively against such competitors and other potential competitors in terms of manufacturing, marketing and sales. We cannot assure you that our competitors will not succeed in developing or marketing technologies and products that are more clinically or cost effective than any that are being marketed or developed by us, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products before we can.

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

     If substantial equivalence cannot be established, or if the FDA determines the device or the particular application for the device requires a more rigorous review to assure safety and effectiveness, the FDA will require the manufacturer to submit a PMA which must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and always requires the submission of clinical data. The PMA process may require as many as 1,000 patients depending on indications with at least one year follow-up. Radiance expects that the RDX Catheter and certain other products under development will be subject to this PMA process over the next two to three years, depending upon many factors including the number of patients and the follow up period required. In addition to the FDA, the Company expects to file an application with the Ministry of Health and Welfare in Japan. This procedure requires completion of 60-100 patients in two to three Japanese clinical investigation sites. The Company expects the Japanese approval process to take approximately 18-24 months.

     Because the RDX Catheter utilizes radiation sources, its manufacture, distribution, transportation import/export, use and disposal are subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, after PMA approval is obtained, approval by the U.S. Nuclear Regulatory Commission ("NRC"), or an equivalent state agency, of Radiance's radiation sources for certain medical uses will be required to distribute the radiation sources commercially to licensed recipients in the U.S. In addition, Radiance and/or its supplier of radiation sources must obtain a specific license from the NRC to distribute such radiation sources commercially as well as comply with all applicable regulations. Radiance and/or its supplier of radiation sources also must comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the RDX Catheter. In addition, hospitals may be required to obtain or expand their licenses to use and handle beta radiation prior to receiving radiation sources for use in the RDX Catheter. The Company expects to comply with comparable radiation regulatory requirements and/or approvals in markets outside the U.S.

     Radiance is required to register as a medical device manufacturer with the FDA and maintain a license with certain state agencies, such as the CDHS. As such, Radiance is inspected on a routine basis by both the FDA and the CDHS for compliance with QSR regulations. These regulations require that Radiance manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Radiance has undergone and expects to continue to undergo regular QSR inspections in connection with the manufacture of its products at Radiance's facilities. Further, Radiance is required to comply with various FDA requirements for labeling. The Medical Device Reporting laws and regulations require Radiance to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. Radiance has received FDA approval to market the FACT, ARC and GUARDIAN catheters, which utilize the Focus technology, for coronary balloon angioplasty. These catheters are marketed outside the United States for use in stent deployment. However, without specific FDA approval for stent deployment, these catheters may not be marketed by Radiance in the United States for such use. As the Company licensed the Focus technology to Guidant in June 1998, it has no plans to seek said FDA approval for stent deployment.

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

EMPLOYEES

     As of December 31, 1999, Radiance had 73 employees, including 41 in manufacturing, 20 in research, development, and regulatory and clinical affairs, 5 in sales and marketing and 7 in administration. Radiance believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. Radiance believes it has good relations with its employees.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development amounted to $8,610,000 in fiscal year 1999, $7,957,000 in fiscal year 1998, and $7,041,000 in fiscal 1997.

ITEM 2. PROPERTIES

     Currently, Radiance leases facilities aggregating approximately 28,000 square feet in Irvine, California under various lease agreements, most of which expire in May 2001. Radiance believes that its facilities are adequate to meet its requirements through fiscal 2000.

ITEM 3. LEGAL PROCEEDINGS

     On September 15, 1999, EndoSonics Corporation filed a complaint for declaratory relief in the Superior Court in Orange County, California, relating to the EndoSonics Agreements, see "Item 1 -- Strategic Relationships". EndoSonics is seeking a declaratory judgement that the EndoSonics Agreements entitle EndoSonics to place a stent on the licensed catheters, when used in a procedure with an ultrasound transducer. The Company believes that EndoSonics is authorized only to use the Focus technology with the EndoSonics ultrasound transducer and not also with a stent.

     The Company has filed an answer and discovery is commencing. Although the outcome of the matter cannot be predicted with any certainty, the Company believes that this matter will not have a material adverse effect on its financial position or operating results. However, if Endosonics prevails in their suit, the Company may have to pay damages and/or renegotiate its license agreement with Guidant. See Note 5.

     Radiance is a party to other ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on Radiance's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and key employees of the Company, and their ages as of March 1, 2000, are as follows:

         NAME           AGE                              POSITION
         ----           ---                              --------
Michael R. Henson.....  54     Chairman of the Board of Directors and Chief Executive
                               Officer
Jeffrey H. Thiel......  44     President and Chief Operating Officer
Stephen R. Kroll......  53     Vice President, Finance and Administration, Chief Financial
                               Officer and Corporate Secretary
Edward F. Smith, III..  46     Vice President, Research and Development
Brett A. Trauthen.....  38     Vice President, Clinical Development

BACKGROUND

     The principal occupations of each executive officer and key employee of the Company for at least the last five years are as follows:

     Michael R. Henson joined the Company in February 1992 as President, Chief Executive Officer and Chairman of the Board of Directors, and currently serves as Chief Executive Officer and Chairman of the Board of Directors. From June 1997 until March 1999, Mr. Henson served Chairman of the Board, Chief

Executive Officer and President of the (former) Radiance Medical Systems, Inc., and as Chairman of the Board of the Company. Prior to joining the Company, Mr. Henson served as the Chief Executive Officer of EndoSonics Corporation from 1988 to February 1995, and as Chairman of the Board from February 1993 to November 1996. Between April 1983 and February 1988, Mr. Henson served as President and Chief Executive Officer of Trimedyne, Inc., a manufacturer of medical lasers and catheters. Prior to joining Trimedyne in 1983, Mr. Henson held positions as Vice President for G.D. Searle & Company, Director of Marketing for the Hospital Products Division of Abbott Laboratories, and Marketing Manager for Bristol Myers and Company. Mr. Henson also serves as chairman of the board of directors of two private companies, Endologix, Inc. and Micrus Corporation.

     Jeffrey H. Thiel was appointed President and Chief Operating Officer of the Company in September 1999, served as Executive Vice President of the Company from February 1999 to September 1999, and Vice President, Operations from October 1996 to February 1999. Prior to joining Radiance, Mr. Thiel served as Director of Operations of BEI Medical Systems from May 1995 to October 1996. From July 1985 to November 1994, Mr. Thiel held various Manufacturing and Operations Management positions with St. Jude Medical. Mr. Thiel also serves on the board of directors of Micrus Corporation.

     Stephen R. Kroll joined the Company in April 1998 as Vice President of Finance and Administration, Chief Financial Officer and Corporate Secretary. From May 1989 until May 1991, Mr. Kroll served as Vice President of Finance and Corporate Secretary, and from May 1991 until March 1997 as Vice President of Administration and Corporate Secretary, for Viking Office Products.

     Edward F. Smith, III, Ph.D. joined Radiance in October 1999 as Vice President, Research and Development. Prior to joining Radiance, Dr. Smith served in various positions within the medical device and pharmaceutical industries. Most recently Dr. Smith was employed at Mallinkrodt, Inc. and served as Director, Endovascular Research and Development from 1995 to 1999, and Associate Director, Cardiology Therapeutics Research and Development from 1992 to 1995.

     Brett Trauthen joined the Company in January 1999 following its merger with (former) Radiance Medical Systems, Inc., as Director of Research and Development and Engineering. Since September 1999, Mr. Trauthen serves as the Company's Vice President of Clinical Development. Mr. Trauthen served as Director of Research and Development and Engineering for (former) Radiance Medical Systems, Inc. from September 1997 until January 1999. From 1995 to August 1997 Mr. Trauthen held various operations and executive staff positions with Applied Medical Resources Corporation. From 1984 to 1995. Mr. Trauthen held various Engineering and Research and Development positions at Baxter Healthcare Corporation, Edwards Divisions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market on June 20, 1996 and is traded under the symbol "RADX". The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                              HIGH      LOW
                                                              ----      ---
FISCAL 1998
First Quarter...............................................  $ 6 3/8   $ 4 3/16
Second Quarter..............................................    7 3/4     4 5/8
Third Quarter...............................................    6 1/4     2 1/2
Fourth Quarter..............................................    5         2 1/4

FISCAL 1999
First Quarter...............................................  $ 4 3/4   $ 3
Second Quarter..............................................    4         2 1/4
Third Quarter...............................................    7 3/4     2 3/8
Fourth Quarter..............................................    6 13/16   4 11/16

FISCAL 2000
First Quarter...............................................  $12 3/4   $ 4 9/16

     On March 15, 2000 the closing sale price on the Nasdaq National Market was $10 1/4 per share and there were approximately 282 record holders of Radiance Common Stock.

SALES OF UNREGISTERED SECURITIES

     None.

USE OF PROCEEDS

     In the second quarter of 1996, the Company closed its initial public offering of common stock (the "IPO"), SEC file number 333-04560, resulting in net proceeds of $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. The Company used approximately $2.7 million of the net proceeds from the IPO for repayment of certain outstanding indebtedness to EndoSonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until December 31, 1999, the Company has paid a total of $4.0 million in salaries and bonuses to fifteen present and former officers of the Company, and used $16.9 million for working capital. The Company has also used approximately $2.2 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of 1999, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a Warrant to acquire 1,500,000 Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. In January 1999, the Company paid $0.7 million to stockholders of RMS who elected to receive cash for their RMS common stock and $0.6 million in costs relating to the acquisition of the remaining common stock of RMS not held by the Company. At December 31, 1999, approximately $21.3 million was held in temporary investments, of which approximately $9.2 million was invested in U.S. Federal and State Agency debt securities, and $12.1 million was invested in corporate debt securities.

DIVIDEND POLICY

     The Company has never paid any dividends. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1995       1996     1997(1)      1998       1999
                                               -------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Sales......................................  $ 3,462   $  8,384   $  9,438   $  9,415   $  3,856
  License fee and other......................       --        150         --      2,760      2,855
  Contract...................................      641        200         --         --         --
                                               -------   --------   --------   --------   --------
          Total revenue......................    4,103      8,734      9,438     12,175      6,711
Operating costs and expenses:
  Cost of sales..............................    2,051      4,111      6,102      6,152      2,823
  Research and development...................    1,683      3,582      7,041      7,957      8,610
  Marketing and sales........................    1,526      3,358      6,691      5,371      1,989
  General and administrative.................    1,331      1,548      2,347      2,937      2,468
  Charge for acquired in-process research and
     Development(2)..........................      488      2,133         --        234      4,194
  Minority interest..........................       --         --         --       (992)        (6)
                                               -------   --------   --------   --------   --------
          Total operating costs and
            expenses.........................    7,079     14,732     22,181     21,659     20,078
                                               -------   --------   --------   --------   --------
Loss from operations.........................   (2,976)    (5,998)   (12,743)    (9,484)   (13,367)
Other income.................................      102      1,374      2,225      1,498      2,587
                                               -------   --------   --------   --------   --------
Net loss.....................................  $(2,874)  $ (4,624)  $(10,518)  $ (7,986)  $(10,780)
                                               =======   ========   ========   ========   ========
Basic and diluted net loss per share (pro
  forma through June 1996)...................  $ (0.71)  $  (0.69)  $  (1.15)  $  (0.90)  $  (0.98)
                                               =======   ========   ========   ========   ========
Shares used in computing basic and diluted
  net loss per share (pro forma through June
  1996)......................................    4,052      6,755      9,118      8,862     10,951
                                               =======   ========   ========   ========   ========

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1995       1996     1997(1)    1998(1)      1999
                                               -------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................  $ 1,568   $ 17,192   $  6,141   $  1,437   $  2,051
Marketable securities available-for-sale.....       --     25,733     24,773     23,375     20,004
Working capital (deficit)....................     (774)    46,142     33,828     24,905     21,206
Total assets.................................    4,002     50,084     39,615     32,035     29,873
Convertible obligation.......................      750         --         --         --         --
Accumulated deficit..........................   (6,425)   (11,049)   (21,567)   (29,553)   (40,333)
Total stockholders' equity (net capital
  deficiency)................................  $(1,098)  $ 47,623   $ 36,127   $ 27,499   $ 25,111

---------------
(1) Restated. See Note 1 of Notes to the Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Radiance Medical Systems, Inc. ("Radiance," or the "Company") develops, manufactures and markets proprietary devices for the prevention of the recurrence of atherosclerotic blockages following the interventional treatment of atherosclerosis. Radiance currently is primarily engaged in conducting research and development on radiation therapy, and its primary product under development is the RDX Catheter, a balloon catheter-based delivery system designed to deliver radioactive materials to the area of an artery that has been treated with conventional interventional therapy such as Percutaneous Transluminal Coronary Angioplasty ("PTCA"), atherectomy and/or stent deployment. See "Item 1 -- Products."

     The Company is the result of an acquisition effected by the merger of the (former) Radiance Medical Systems, Inc. ("RMS") with and into CVD/RMS Acquisition Corporation, a wholly-owned subsidiary of CardioVascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.). From inception (March 16, 1992) through the first quarter of 1994, the Company's operations were limited and consisted primarily of research and development and other start-up activities. In 1994, the Company introduced for sale its angioplasty catheter products. Over the next three years, the Company would continue its development and introduction of what would be called its "Focus technology" angioplasty catheter products and introduced its Vascular Access product line. While product sales continued to grow into 1997, changes in angioplasty technology, and increasing competition from much larger competitors would necessitate the development of angioplasty devices based upon new technology. Because the Company's management believed that radiation therapy technology would produce the next generation of angioplasty catheters, in August of 1997, RMS was formed as a separate entity to focus on the development of radiation therapy technology for the treatment of cardiovascular disease and to obtain financing for such development from sources other than the Company. In January 1999, after RMS had completed the initial development of the RDX catheter, the Company reacquired all of the shares of RMS that it did not own as a result of a merger and now concentrates its product development on radiation therapy technology for angioplasty.

     Radiance has not completed the development of the RDX catheter and currently sells its existing products primarily through medical device distributors. Radiance is a party to three agreements for the U.S. distribution of products incorporating its Focus technology. Radiance distributes certain products in Japan through an exclusive distribution agreement with Cathex. Radiance also has distribution agreements with 22 companies covering 22 countries outside the United States and Japan. See "BUSINESS OF Radiance -- Strategic Relationships."

     On July 15, 1996, Radiance entered into co-distribution agreements with Medtronic, providing for the co-distribution of Radiance's FACT, CAT and ARC balloon angioplasty catheters. Under the terms of these agreements, Medtronic purchased a minimum number of angioplasty catheters manufactured by Radiance for distribution worldwide for a period of up to three years. Specific products to be distributed by Medtronic differed in individual country markets. The initial term of the Medtronic agreements was for a period of three years from the date of first delivery of a product. In May 1997, Medtronic advised Radiance of its election to not make minimum purchases of product for the second year of the agreement. In June 1997, Medtronic informed Radiance that it would not fulfill its commitment for the first year of the agreement and that it did not believe it was required to fulfill such commitment. This dispute adversely affected Radiance's financial results for the second half of 1997 and first half of 1998.

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

     In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access product line to Escalon Medical Corporation. The Company received an initial payment of

$1.1 million for actual assets transferred, received an additional $1.0 million upon the completion of the transfer of the assets and technology in October 1999, and also is entitled to receive royalty payments upon the sale of products for a five-year period. During 1999, the Company recognized the minimum annual royalty under the sale agreement of approximately $0.3 million. The Company continued to manufacture certain vascular access products for eleven months following the completion of the sale on a "cost plus" basis.

     In January 1999, the Company acquired through a merger all of capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the Merger, the Company paid the former stockholders of RMS $3.00 for each share of RMS preferred stock and $2.00 for each share of RMS common stock, for a total consideration of approximately $7.0 million, excluding the value of RMS common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company Common Stock, and $0.7 million in cash to certain RMS stockholders who elected cash. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and the holders received the same consideration for their shares of RMS Common Stock as other holders of RMS Common Stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,776 share of the Company Common Stock.

     In addition, the former RMS stockholders and optionholders may receive product development milestone payments of $2.00 for each share of RMS preferred stock and $3.00 for each share of RMS common stock. One of the milestones, which was scheduled during the second quarter of 1999 and extended into the third quarter of 1999, was not met. As a result, the maximum total of potential milestone payments, before adjustment for early or late achievement of the milestones, is reduced to $1.69 for each share of preferred stock and $2.54 for each share of common stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process which the Company has determined are critical to bringing the Company's technology to the marketplace.

     The RMS merger consideration was allocated to tangible assets (aggregating approximately $0.5 million) acquired and assumed liabilities (aggregating approximately $0.2 million), with the remaining merger consideration being allocated to acquired in-process research and development ("IPR&D"), developed technology and employment contracts, according to an independent appraisal. See
Note 2.

     In June of 1999, the Company granted Cosmotec Co., Ltd. of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1.0 million as an upfront cash payment and will recognize the revenue ratably over the seven-year term of the agreement. The Company recognized $0.1 million of the aforementioned revenue for the year ended December 31, 1999. Radiance will also receive $1.0 million from Cosmotec for a debenture issuable in June 2000, which will be convertible into Radiance common stock over the subsequent three-year period at an initial conversion price of $7 per share. As part of the transaction with Cosmotec, it was agreed that a joint venture, between the Company and an affiliate of Cosmotec, would be formed to distribute the Company's RDX catheter products in Japan. In August 1999, the Company purchased for cash of $0.2 million a 51% interest in the joint venture, named Radiatec.

     In July 1999, the Company entered into a two year contract manufacturing agreement with Bebig GmbH ("Bebig") to manufacture its radiation therapy catheter in Europe. According to the agreement, during 1999 and 2000, Radiance will pay certain facility set-up fees, totaling approximately $0.8 million, and all material and third party costs associated with production validation. Radiance will prepare the manufacturing equipment used to perform the final assembly of the RDX catheter, estimated to cost approximately $0.6 million, and Bebig will purchase the equipment from Radiance for $0.5 million. Radiance will also pay Bebig an agreed amount for each unit produced. For a nominal charge, the Company can renew the agreement for three successive, two-year terms. In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement for certain radiation technology that it believed may be useful in the development of its radiation therapy products. There is a minimum annual license fee of $0.2 million, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000 and royalty fees for any products sold worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates.

     As a result of the 1999 closing of Clinitec GmbH, the Company's German distribution subsidiary, the Company reconsidered the initial accounting for the acquisition of this subsidiary in 1997. In recording the acquisition, the Company accounted for the forgiveness of its account receivable from Clinitec for product sales to be a part of its total purchase price, and allocated such amount to goodwill resulting from the business combination. In the accompanying consolidated financial statements, the Company has restated 1997 sales to eliminate $1.9 million in sales to Clinitec in that year, since no payment had been received for these sales, and has written off as a bad debt expense in 1997 the remaining $0.1 million Clinitec account receivable balance related to 1996 sales. Net of related adjustments to cost of sales and amortization expense, the Company has increased reported net loss for 1997 by $1.7 million and decreased goodwill by a corresponding amount. The remaining $0.2 million balance of the amount originally assigned to goodwill has been treated as an identifiable intangible asset and was amortized over the period ended December 31, 1998. This restatement has no effect on cash flows from operations or other sources or uses of cash.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1999

     Sales Revenue. Sales revenue in 1999 decreased 59% to $3.9 million compared to $9.4 million for the same period of 1998. During 1998, the Company reduced its domestic direct sales force and , in June of that year, licensed its focus technology. In January 1999, it sold its Vascular Access product line and related assets and acquired RMS as the Company sought to maximize the value of existing technology, while acquiring a technology which management believes will have greater potential for future product sales. As a result of the aforementioned license and sale, and increased competition for angioplasty catheter products, sales of Focus technology decreased $3.3 million, from $6.7 million in 1998 to $3.4 million in 1999, and Vascular Access products decreased $2.2 million, from $2.7 million in 1998 to $0.5 million in 1999.

     The Company expects that sales of its existing products will continue to decline in 2000, compared with 1999 sales, as its remaining products age, and the licensee's products gain wider regulatory approval and market acceptance. Additionally, there will be no sales of Vascular Access products in 2000 (1999 sales of Vascular Access Products totaled approximately $0.5 million, or 13% of total revenues).

     If RDX technology development concludes successfully and we receive regulatory approval for sale in Europe in late 2000, the ability of the Company to generate product sales in 2000 and in the future will be dependent upon many factors, including but not limited to market acceptance, medical reimbursement, competitive products. See "Risk Factors."

     License Fee and Other Revenue. License fee and other revenue increased from $2.8 million in 1998 to $2.9 million in 1999. In 1998, the Company signed a technology license agreement with Guidant Corporation resulting in $2.8 million and $2.3 million in license fees in 1998 and 1999, respectively. Additionally, the Company recognized $0.3 million and $0.3 million in minimum royalties under the sale agreement for the Vascular Access product line and related assets and the technology license agreement with Guidant, respectively, in 1999.

     Because there are no more milestone payments due under the aforementioned Guidant license agreement or Vascular Access sale agreement, management anticipates significantly lower license revenue in 2000, compared with 1999. However, some reduction in milestone payments should be offset by higher royalty income in 2000, compared with 1999.

     Cost of Sales. The cost of sales decreased to $2.8 million in 1999 compared with $6.2 million in 1998. The cost of sales for 1999 decreased to 42% compared to 51% of revenues for 1998. This decrease was primarily attributable to $2.9 million from licensing fees received in 1999 that had no associated cost of sales and relatively lower product sales compared with 1998.

     The Company agreed to produce Vascular Access products for six months following the sale of the Vascular Access product line and related assets in January 1999 on a "cost plus" reimbursement basis for the acquiring company and extended that commitment until December 1999. Thus, the margin that the Company earned on sales of such products was substantially lower in 1999 compared with 1998.

     Management anticipates lower margins on existing products for 2000, compared with 1999, due to increasing competition and lower volume production.

     Charge for Acquired In-Process Research and Development. Due to the acquisition of a controlling interest in RMS in September 1998, and the acquisition of the remaining shares of RMS not owned by the Company in January 1999, the Company recognized a charge of $0.2 million and $4.2 million for acquired in-process research and development in 1998 and 1999, respectively. See
Note 1 -- Intangible Assets.

     Research and Development. Research and development expenses, which include clinical expenses, increased by 8% to $8.6 million for 1999 from $8.0 million in 1998. The primary reason for this increase was additional spending on development of and clinical trials for the Company's new Radiation catheter. The Company believes that the research, development and clinical expenses could be substantially higher in 2000 compared with 1999, primarily due to higher costs for the clinical expenses as the European and U.S. clinicals for the RDX catheter began in late third quarter 1999 and first quarter 2000, respectively.

     Marketing and Sales. Marketing and sales expenses declined 63% to $2.0 million in 1999, from $5.4 million in 1998. This decrease primarily reflects reductions in the Company's domestic and international sales force and related expenses.

     General and Administrative. General and administrative expenses decreased by 16% to $2.5 million for 1999 from $2.9 million for 1998. The decrease was due primarily to lower bad debt expense in 1999, compared with 1998.

     Other Income. Interest income declined to $1.2 million in 1999 compared with $1.6 million in 1998. The decrease was due primarily to a reduction of $2.8 million in cash, cash equivalents and marketable securities during 1999, due to the use of funds for operations, the purchase of treasury stock and capital expenditures. Gain (loss) on sale of assets increased to $1.0 million in 1999 from $0.0 million in 1998 due mainly to the sale of the assets of the Vascular Access product line and related assets in January 1999. Other income (expense) increased to $0.4 million income in 1999 due primarily to other income from the sale of an option to purchase an investment held by the Company. See Note
3 -- Deferred Revenue.

     YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998

     Sales Revenue. Sales revenue in 1998 and 1997 was $9.4 million in each year.

     License Fee and Other Revenue. In 1998, the Company signed a technology license agreement with Guidant Corporation resulting in $2.8 million in license fees. The Company did not have any license fees in 1997.

     Cost of Sales. The cost of sales increased to $6.2 million in 1998, compared with $6.1 million in 1997. The cost of sales for 1998 decreased to 51% of revenues compared to 65% of revenues for 1997. This decrease was primarily attributable to the receipt of the $2.8 million Guidant licensing fees received in 1998 that had no associated cost of sales.

     Charge for Acquired In-Process Research and Development. Due to the acquisition of a controlling interest in RMS, the Company recognized a charge of $0.2 million for acquired in-process research and development in 1998. See Note 1 -- Intangible Assets.

     Research and Development. Research and development expenses, which include clinical expenses, increased by 13% to $8.0 million for 1998, from $7.0 million in 1997. The primary reason for this increase was additional spending on development of the Company's new Radiation catheter and Self-Expanding Arterial Lining ("SEAL") technology and increased spending on clinical trials for these products.

     Marketing and Sales. Marketing and sales expenses declined 20% to $5.4 million in 1998, from $6.7 million in 1997. This decrease primarily reflects reductions in the Company's domestic sales force and related expenses.

     General and Administrative. General and administrative expenses increased by 25% to $2.9 million for 1998, from $2.3 million for 1997. The increase was due primarily to additions to the allowance for uncollectible accounts receivable and the salary expense of an additional executive officer.

     Other Income. Interest income declined to $1.5 million in 1998 compared with $2.2 million in 1997. The decrease was due to a reduction of $6.1 million in cash, cash equivalents and marketable securities during 1998, due to the use of funds for operations, the purchase of treasury stock and capital expenditures.

     Radiance has experienced an operating loss for each of the last three years and expects to continue to incur operating losses through at least 2001. Radiance's results of operations have varied significantly from quarter to quarter. Quarterly operating results depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received within that quarter. In addition, the Company cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. The Company's expenses are relatively fixed and difficult to adjust in response to fluctuation revenues. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to achieve or maintain profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from the sale of its equity securities, advances from EndoSonics, licensing its technologies and through international product distribution agreements. Prior to the Company's initial public offering, the Company had raised an aggregate of approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital from EndoSonics, which was repaid to EndoSonics during the third quarter of 1996. In the second quarter of 1996, the Company closed its initial public offering of common stock, resulting in net proceeds of $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. For the years ended December 31, 1999, 1998 and 1997, the Company's net cash used in operating activities was $6.6 million, $5.0 million and $9.8 million, respectively. The increase in 1999 was primarily the result of a decrease in net working capital. The decrease in 1998 was primarily the result of a lower net loss and a decrease in net working capital.

     At December 31, 1999, Radiance had cash, cash equivalents and marketable securities available for sale of $22.1 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and to utilize increased levels of working capital to finance its accounts receivable and inventories prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through June 30, 2001. Radiance's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. There can be no assurance that funds will be raised on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to grant rights to certain technologies or products that the Company would not otherwise grant.

RISK FACTORS

     Operating Losses, Anticipated Future Losses and Future Capital Requirements. From our formation in 1992 to the date of this filing, we have had substantial annual operating losses and expect to have them at least through 2001, if not longer, due to our continued research and development activities, and expenditures related to clinical testing and product development. We had an accumulated deficit of approximately $40.3 million as of December 31, 1999.

     Our activities are highly capital intensive. Although we believe that our present capital and anticipated revenues from operations will be sufficient to meet our presently planned capital needs at least through the second quarter of 2001, there can be no assurance that we will not require additional capital during that time or thereafter. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

     - Research and development programs;

     - Scope and results of clinical trials;

     - Time and costs involved in obtaining regulatory approvals;

     - Costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

     - Status of competitive products;

     - Establishment and scale-up of manufacturing capacity;

     - Establishment of sales and marketing capabilities; and

     - Establishment of collaborative relationships with other parties and costs related to the acquisition of new technologies and product development.

     We may require additional funds to finance these activities and for working capital requirements, and may seek such funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. In addition, we may be required to undertake significant capital expenditures to achieve and maintain any technological and competitive position in our industry. There can be no assurance that funds will be raised on favorable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products that we would not otherwise relinquish. If we are successful in raising additional funds, we may issue additional equity securities that may dilute our earnings and net tangible book value per share.

     Dependence on New and Unproven Radiation Technology. The RDX Catheter is designed to reduce the frequency of restenosis following the interventional treatment of atherosclerosis by locally applying beta radiation to the diseased blood vessel. This and other radiation technologies and products that we intend to develop are in the early stages of development and require significant research, development and testing. Our development of these products is subject to the risks of failure commonly experienced in the development of new products based on innovative or novel technologies. While early clinical results by our competitors indicate that radiation will reduce local restenosis, the limited clinical trials of the technology show positive and lasting clinical results. The possibility also exists that any or all of these proposed technologies and products will be found to be ineffective or unsafe, will fail to meet applicable regulatory standards or will fail to obtain required regulatory approvals. In addition, even if radiation technology and products are developed successfully and are effective, they may be uneconomical to market, or other companies may hold the proprietary rights which could preclude us from marketing such technologies and products.

     Due to the relatively short half-life (i.e., shelf life) of the Company's current RDX catheter design, unlike its existing products, it is critical to ship the products as close to the date of use as possible. Moreover, coordination between the Company, a contract manufacturer, the distributor and the end user is necessary in order to reduce waste and returned products. To help reduce the shipping time for the product and improve the Company's response time, the Company has contracted with a third party manufacturer, Bebig, in Europe to perform the final assembly and radioactive source manufacturing of the devices for international use and anticipates the use of a similar facility in the United States. If the Company fails to establish the aforementioned shipping capability or adequate manufacturing sources, it could have a material adverse effect on Radiance's business, financial condition and results of operations.

     To achieve profitable operations, we must develop and obtain regulatory approval for products based on radiation technology, and introduce and market these products successfully. Significant preclinical and clinical development work for the products based on the Radiance technologies remains to be completed. We have not generated, nor can we be certain that we will generate in the near future, any operating revenues based on new products. We cannot assure you that we will develop, obtain regulatory approval for or introduce and market these products successfully, and any failure on our part could have a material adverse effect on our business and results of operations.

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

     Even if we overcome all of the above obstacles successfully, our products are subject to rapid technological change and obsolescence. In addition, our competitors may introduce new products or new technology that could render our products obsolete or unmarketable. We therefore may be required to make significant capital expenditures to maintain any technological and competitive position in our industry. Significant preclinical and clinical development work for the products based on the Radiance technologies remains to be completed. We have not generated, nor do we expect to generate in the near future, any operating revenues based on our new radiation products. We cannot assure you that we will develop, obtain regulatory approval for or introduce and market these products successfully, and any failure on our part could have a material adverse effect on our business and results of operations.

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

     No products utilizing the Radiance radiotherapy technology are currently commercially available. We cannot predict the clinical acceptance by physicians of the Radiance technology -- integrating beta radiation with traditional minimally invasive techniques -- as compared to more conventional treatment modalities. We also cannot predict how a short shelf life for the products will affect clinical acceptance by physicians. Other companies may have superior resources to market similar products or technologies or have superior technologies and products to market.

     Significant Competition. We believe the primary competitive factors in the market for interventional cardiology devices are clinical effectiveness, product safety, catheter size, flexibility and trackability, ease of use, reliability, price and availability of third party reimbursement. In addition, a company's distribution capability and the time in which products can be developed and receive regulatory approval are important competitive factors. Although we believe we compete favorably with respect to the foregoing factors, we also believe that our competitive position depends upon our ability to continue to develop innovative new catheter technologies, such as the RDX catheter, to obtain rapid regulatory approval and to manufacture and distribute such products efficiently.

     Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense, and is expected to increase. There is rapid technological innovation and change in the interventional cardiology device market and our products could be rendered obsolete as a result of future innovations. The catheters, stents and other products we are developing or have developed compete or will compete with catheters and stents marketed by a number of manufacturers, including Guidant Corporation, Boston Scientific Corporation, Johnson & Johnson, and Medtronic, Inc.. Such companies have significantly greater financial, management and other resources, established market positions, and significantly larger sales and marketing organizations than we do. We also face competition from manufacturers of other catheter-based atherectomy devices, vascular stents and pharmaceutical products intended to treat vascular disease. In addition, we believe that many of the purchasers and potential purchasers of our competitors' products prefer to purchase catheter and stent products from a single source. Accordingly, many of our competitors, because of their size and range of product offerings, have a competitive advantage over Radiance. It is also possible that our competitors may succeed in developing products that are safer or more effective than those that we are developing and may obtain FDA approvals for their products faster than we can.

     Several companies are developing devices to improve the outcome of coronary revascularization procedures, such as PTCA, including several companies that have various radiation therapy products under investigation to reduce the frequency of restenosis. The radiation therapy devices being developed by our competitors include intravessel radiation delivered through a variety of means and a variety of radiation sources, including gamma, beta and X-ray. We are not certain that our research and development activities into the Radiance technology will enable us to produce any products able to withstand competition. There are more than ten competing development programs in the area of vascular radiotherapy and our major competitors include the Novoste Corporation, Johnson & Johnson, Guidant Corporation and Boston Scientific Corporation. Each of these competitors have significantly greater financial, marketing, personnel and other resources compared to us and there is no assurance that we can develop the products able to compete with these larger competitors.

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

     The interventional cardiovascular and peripheral vascular device market, and more specifically, the market for balloon angioplasty catheters and coronary stents (including those products we offer) has been subject to substantial litigation regarding patent and other intellectual property rights. There can be no assurance that our products do not infringe on such patents or rights, and we cannot say with any certainty that any patents issued to us or licensed by us can withstand challenges made by others or that we will be able to protect our rights. We are aware of patent applications and issued patents belonging to our competitors, and we are uncertain whether any of these, or any patent applications which we do not know about, will require us to alter or cease our potential products or processes. We cannot say with any certainty that we will be able to obtain any licenses to technology that we will require or, if obtainable, that the cost will be reasonable. Our failure to obtain any necessary licenses to any technology could hurt our business substantially if we could not redesign our products or processes to avoid infringement. Expensive and drawn-out litigation also may be necessary for us to assert any of our rights or to determine the scope and validity of rights claimed by other parties. With no certainty as to the outcome, litigation could be too expensive for us to pursue. Our failure to pursue litigation could result in the loss of our rights that could hurt our business substantially. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent that the laws of the United States, if at all.

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

     Limited Manufacturing Experience and Reliance on Contract
Manufacturers. The Company's manufacturing experience is limited; we began manufacturing certain products at our facilities in July 1995, introducing a number of new products in 1996 and 1997. As the technology is changing at a rapid pace, our expertise in manufacturing existing products does not provide assurance that we will be able to manufacture products based on new technology. We must manufacture our products in compliance with a variety of licensing and other regulatory requirements, including the ISO 9001, the FDA's QSR requirements, the U.S. Nuclear Regulatory Commission ("NRC") requirements, and the requirements of the California Department of Health Services ("CDHS") in order to succeed. In addition, building and operating production facilities that can handle the radiation sources required for the manufacture of the RDX Catheter will require substantial additional funds and other resources. We also need to manage the simultaneous manufacture of different products efficiently and to integrate the manufacture of new products with existing product lines. During this process, we may encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel.

     In addition, we purchase many standard and custom built components from independent suppliers and we subcontract certain manufacturing processes to independent vendors. Most of these components and processes are available from more than one vendor; however, we may not be able to enter into any arrangements with outside manufacturers on terms favorable to us, if at all. Moreover, certain manufacturing processes, such as final assembly and radioactive source manufacturing of our RDX catheters, are currently performed by single vendors. An interruption of performance by any of these vendors could cripple our ability to manufacture our products until a new source of supply was qualified.

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

     Because the RDX Catheter uses radiation sources, its manufacture, distribution, transportation, import/export, use and disposal is subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. We must obtain a license from the NRC to commercially distribute such radiation sources and comply with all applicable regulations, as does our supplier of radiation sources. We and our suppliers of radiation sources must comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or to the other users of the RDX Catheter. In addition, hospitals may be required to obtain or expand their licenses to use and handle beta radiation prior to receiving radiation sources used in the RDX Catheter. Comparable radiation regulatory requirements and/or approvals are anticipated in markets outside the U.S.

     Finally, we are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future. In the future, we could also be subject to other federal, state or local regulations that could affect our research and development programs. We are unable to predict whether any agency will adopt any rule that could substantially hurt our business and our results of operations.

     Uncertainty Related to Health Care Reimbursement and Reform
Measures. Health care providers, such as hospitals and physicians that purchase or lease medical devices in the United States, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Third party payors increasingly have challenged the cost of medical products and services, which have and could continue to have a significant effect on the ratification of such products and services by many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national healthcare system and health care cost-containment measures. The effect of changes in the healthcare system or method of reimbursement for any medical device that we may market in the United States cannot be determined.

     Moreover, our success in developing products based on novel or innovative technology, such as the RDX Catheter, may depend, in part, on whether our customers will be reimbursed by government health administrative authorities, private health insurers and other organizations. There is significant uncertainty if costs associated with newly approved health care products will be reimbursed. There is no assurance that sufficient reimbursement will be available for us to establish and maintain price levels sufficient to realize an appropriate return on developing our new products. Government and other third party payors are attempting to contain health care costs more every day by limiting both coverage and the level of reimbursement of new therapeutic and diagnostic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage of uses of approved products for disease indications for which the FDA has not granted market approval. If adequate coverage and reimbursement levels are not provided by government and third party payors for use of our new products, it will be very difficult for us to market our products to doctors and hospitals and will have a material adverse effect on our business and results of operations.

     Lastly, we cannot predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to our business or the healthcare industry, including third party coverage and reimbursement, or what effect any such legislation or regulations may have on us.

     Fluctuations in Quarterly Operating Results. We have experienced operating losses for each of the last six years. Considering the anticipated operating losses of Radiance, we expect to continue to incur consolidated operating losses through at least 2001, and there can be no assurance that we will ever be able to achieve or sustain profitability in the future. Our results of operations have varied significantly from quarter to quarter. Quarterly operating results will depend upon several factors, including timing and amount of expenses associated with expanding our operations, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payor's reimbursement policies and healthcare reform. We do not operate with a significant backlog of customer orders, and therefore revenues in any one quarter are mainly dependent on orders received within that quarter. In addition, we cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. Our expenses are relatively fixed and difficult to adjust in response to fluctuating revenues. As a result of these and other factors, we expect to continue to experience significant fluctuations in quarterly operating results and we may not be able to achieve or maintain profitability in the future.

     Limited Marketing and Sales Resources; Dependence Upon Strategic
Partners. We depend on medical device distributors and certain strategic relationships, some of which are with our competitors, to distribute our products. Recently, there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to respond to cost pressures from healthcare providers. This consolidation has made it increasingly difficult for smaller suppliers, like us, to distribute products effectively without a relationship with one or more of the major suppliers. Through a licensing agreement, Guidant Corporation currently markets certain products based on our patented Focus technology in the U.S. and certain foreign markets. Revenue generated from these distributor relationships will directly depend upon their efforts to market our products.

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

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment profile. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and tries to ensure the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company attempts to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 1999, the portfolio includes only high grade corporate bonds and commercial paper and government bonds all with remaining maturities of less than two years.

     The table below provides information about our available-for-sale investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

     The principal amounts by expected maturity at December 31, 1999 are as follows:

                                                                              FAIR VALUE
                                                  2000     2001     TOTAL        1999
                                                 ------    -----    ------    ----------
                                                  (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash and cash equivalents......................   1,292       --     1,292       1,292
Weighted average rate..........................    3.09%              3.09%
Investments....................................  17,150    3,000    20,150      20,003
Weighted average rate..........................    5.51%    5.80%     5.56%
Total portfolio................................  18,442    3,000    21,442      21,295
Weighted average rate..........................    5.34%    5.80%     5.41%

     Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries. The Company does not have hedging or similar foreign currency contracts. Although international revenues approximated 48% of the Company's total revenues for the year ended December 31, 1999, only approximately 12% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues, however the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

ITEM 8. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   F-1
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Financial Statements:
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statement of Stockholders' Equity and
     Comprehensive Income (Loss)............................   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

     The financial statement schedule listed under Part IV, Item 14, is filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 10, 1999, Ernst and Young LLP was dismissed as the auditors for Radiance. There were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any reportable event. Ernst & Young LLP's reports on the Company's financial statements for the fiscal years ended December 31, 1998 and December 31, 1997 (i) did not contain any adverse opinion or disclaimer of opinion, and
(ii) were not qualified as to uncertainty, audit scope or accounting principles.

     On August 25, 1999, PricewaterhouseCoopers LLP was engaged at the Company's independent accountants.

     The foregoing was approved by the Audit Committee of the Board of Directors of the Company.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 6, 2000. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 6, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 6, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 6, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

    .FINANCIAL STATEMENTS.

       Report of PricewaterhouseCoopers LLP, Independent Accountants
       Report of Ernst & Young LLP, Independent Auditors
       Consolidated Balance Sheets -- December 31, 1998 and 1999
       Consolidated Statements of Operations
         for the years ended December 31, 1997, 1998 and 1999
       Consolidated Statements of Stockholders' Equity and Comprehensive Income
       (Loss)
         for the years ended December 31, 1997, 1998 and 1999
       Consolidated Statements of Cash Flows
         for the years ended December 31, 1997, 1998 and 1999
       Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1998 and 1999

    2.FINANCIAL STATEMENT SCHEDULE.

       II -- Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.

    3.EXHIBITS.

       Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K.

(c) EXHIBITS.

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
2.4(12)      Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical
             Systems, Inc.
2.5(13)      Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.
3.1(10)      Amended and Restated Certificate of Incorporation, and
             Certificates of Amendment thereof dated January 14, 1999 and
             November 12, 1998.
3.2(11)      Amended and Restated Bylaws of the Company
4.1(1)       Specimen Certificate of Common Stock
4.2++        Form of $1,000,000 5% Convertible Debenture to be issued by the Company to Cosmotec Co., Ltd. on June 15, 2000.
10.1(3)      Form of Indemnification Agreement entered into between the
             Registrant and its directors and officers
10.2(3)**    The Registrant's 1996 Stock Option Plan and forms of
             agreements thereunder
10.3(3)**    The Registrant's Employee Stock Purchase Plan and forms of agreement thereunder
10.7(3)*     Stock Purchase and Technology License Agreement dated
             September 10, 1994, as amended on September 29, 1995, by and among EndoSonics, the Company and SCIMED Life Systems, Inc.
             ("SCIMED")

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
10.15(3)     Industrial Lease dated February 23, 1995 by and between the
             Irvine Company and the Company
10.20(6)     License Agreement dated May 16, 1997, by and between the
             Company and EndoSonics
10.21(6)     Registration Rights Agreement dated as of January 26, 1997 by and between the Company and EndoSonics
10.22(7)**   Supplemental Stock Option Plan
10.23(8)     Stock Repurchase Agreement dated as of February 10, 1998 by and between EndoSonics and the Company
10.24(9)*    License Agreement by and between the Company and Guidant
             Corporation dated June 19, 1998
10.25(14)**  1996 Stock Option/Stock Issuance Plan (as Amended and
             Restated as of April 8, 1997, March 12, 1998 and November 3,
             1998)
10.26(15)**  1997 Stock Option Plan (As Amended as of June 15, 1998)
             assumed by Registrant pursuant to its acquisition of
             Radiance Medical Systems, Inc. on January 14, 1999
10.27**+     Amendment to Employment Agreement dated as of February 1,
             1999 between the Company and Michael R. Henson and form of
             Employment Agreement entered into on January 14, 1999
             between the Company and Michael R. Henson
10.27.1**    Second Amendment to Employment Agreement dated December 10,
             1999 between the Company and Michael R. Henson and form of
             Employment Agreement entered into on January 14, 1999
             between the Company and Michael R. Henson
10.28**+     Employment Agreement entered into as of February 1, 1999 by and between the Company and Stephen R. Kroll
10.28.1**    Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Stephen R. Kroll
10.29**+     Form of Employment Agreement by and between the Company and
             Jeffrey Thiel
10.29.1**    Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Jeffrey Thiel
10.31++      Joint Venture Agreement dated June 15, 1999 between the
             Company and Globe Co., Ltd. The following exhibits to the
             Joint Venture Agreement have not been filed: Supply
             Agreement dated June 15, 1999 between the Company and
             Radiatec, Inc.; and, International Distributor Agreement
             dated June 15, 1999 between Radiatec, Inc., Globe Co., Ltd.,
             Cosmotec Co. , Ltd. and the Company. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to the Commission upon request
10.32**      Form of Employment Agreement dated October 7, 1999 by and
             between the Company and Edward Smith
10.33**      Form of Employment Agreement dated January 14, 1999 by and between the Company and Brett Trauthen
10.33.1**    Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Brett Trauthen
10.34*       Facility Set-up and Contract Manufacturing Agreement dated
             July 28, 1999 between the Company and Bebig GmbH
10.35*       License Agreement dated July 28, 1999 between the Company
             and Bebig GmbH
21.1+        List of Subsidiaries
23.1         Consent of PricewaterhouseCoopers LLP, Independent
             Accountants
23.2         Consent of Ernst & Young LLP, Independent Auditors

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
24.1+        Power of Attorney
27.1         1999 Financial Data Schedule
27.2         1998 Financial Data Schedule
27.3         1997 Financial Data Schedule

---------------
  * Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

 **  Indicates compensatory plan or arrangement.

  + Previously filed as an exhibit to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

 ++ Previously filed as an exhibit to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999.

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

                                          RADIANCE MEDICAL SYSTEMS, INC.

Date: April 14, 2000                      By:     /s/ MICHAEL R. HENSON
                                            ------------------------------------
                                                     Michael R. Henson
                                                  Chief Executive Officer
                                             (Principal Executive Officer) and
                                                           Chairman

Date: April 14, 2000                      By:     /s/ STEPHEN R. KROLL
                                            ------------------------------------
                                                      Stephen R. Kroll
                                                Vice President, Finance and
                                                       Administration,
                                                Chief Financial Officer and
                                                          Secretary
                                            (Principal Financial and Accounting
                                                           Officer)

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                 /s/ MICHAEL R. HENSON                       Chief Executive Officer     April 14, 2000
--------------------------------------------------------  (Principal Executive Officer)
                  (Michael R. Henson)                             and Chairman

                  /s/ STEPHEN R. KROLL                     Vice President, Finance and   April 14, 2000
--------------------------------------------------------      Administration, Chief
                   (Stephen R. Kroll)                         Financial Officer and
                                                                    Secretary
                                                            (Principal Financial and
                                                               Accounting Officer)

                 /s/ FRANKLIN D. BROWN                              Director             April 14, 2000
--------------------------------------------------------
                  (Franklin D. Brown)

                  /s/ WILLIAM G. DAVIS                              Director             April 14, 2000
--------------------------------------------------------
                   (William G. Davis)

                /s/ GERARD VON HOFFMANN                             Director             April 14, 2000
--------------------------------------------------------
                 (Gerard von Hoffmann)

                 /s/ EDWARD M. LEONARD                       Director and Assistant      April 14, 2000
--------------------------------------------------------            Secretary
                  (Edward M. Leonard)

                /s/ JEFFREY F. O'DONNELL                            Director             April 14, 2000
--------------------------------------------------------
                 (Jeffrey F. O'Donnell)

              /s/ MAURICE BUCHBINDER, M.D.                          Director             April 14, 2000
--------------------------------------------------------
               (Maurice Buchbinder, M.D.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
Radiance Medical Systems, Inc.

     In our opinion, the consolidated financial statements listed in the Index at Item 14(a)(1) for the year ended December 31, 1999 present fairly, in all material respects, the financial position of Radiance Medical Systems, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 1999 presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
January 31, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Radiance Medical Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Radiance Medical Systems, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiance Medical Systems, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Orange County, California
February 18, 1999, except for the
fifth paragraph of Note 1, as to
which the date is April 14, 2000

                         RADIANCE MEDICAL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  1998          1999
                                                              ------------    --------
                                                              (SEE NOTE 1)
Current assets:
  Cash and cash equivalents.................................    $  1,437      $  2,051
  Marketable securities available-for-sale, including
     unrealized gains of $209 and $7, respectively..........      23,375        20,004
  Accounts receivable, net of allowance for doubtful
     accounts of $583 and $150, respectively................       2,413         1,070
  Other accounts receivable.................................         375           742
  Inventories...............................................       1,623           822
  Other current assets......................................         218           259
                                                                --------      --------
          Total current assets..............................      29,441        24,948
                                                                --------      --------
Property and equipment:
  Furniture and equipment...................................       2,326         2,169
  Leasehold improvements....................................         326           318
                                                                --------      --------
                                                                   2,652         2,487
  Less accumulated depreciation and amortization............      (1,120)       (1,378)
                                                                --------      --------
          Net property and equipment........................       1,532         1,109
Intangibles, net of amortization............................         387         3,667
Notes receivable from officers..............................         116           118
Deferred charges and other assets...........................         559            31
                                                                --------      --------
          Total assets......................................    $ 32,035      $ 29,873
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $  4,286      $  2,714
  Deferred revenue..........................................         250         1,028
                                                                --------      --------
          Total current liabilities.........................       4,536         3,742
Deferred revenue............................................          --           786
Minority interest...........................................          --           234
                                                                --------      --------
                                                                   4,536         4,762
                                                                --------      --------
Commitments and contingencies (Notes 10 and 14)
Stockholders' equity
  Convertible preferred stock, $.001 par value; 7,560,000
     shares authorized, no shares issued and outstanding....          --            --
  Common stock, $.001 par value; 30,000,000 shares
     authorized, 9,578,000 and 11,896,000 shares issued and
     outstanding at December 31, 1998 and 1999,
     respectively...........................................          10            12
  Additional paid-in capital................................      60,664        69,483
  Deferred compensation.....................................        (409)         (524)
  Accumulated deficit.......................................     (29,553)      (40,333)
  Treasury stock, at cost; 686,000 common shares at December
     31, 1998 and 1999......................................      (3,675)       (3,675)
  Accumulated other comprehensive income....................         462           148
                                                                --------      --------
          Total stockholders' equity........................      27,499        25,111
                                                                --------      --------
          Total liabilities and stockholders' equity........    $ 32,035      $ 29,873
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         RADIANCE MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                                1997         1998        1999
                                                            ------------    -------    --------
                                                            (SEE NOTE 1)
Revenue:
  Sales...................................................    $  9,438      $ 9,415    $  3,856
  License fee and other...................................          --        2,760       2,855
                                                              --------      -------    --------
          Total revenue...................................       9,438       12,175       6,711
                                                              --------      -------    --------
Operating costs and expenses:
  Cost of sales...........................................       6,102        6,152       2,823
  Research and development................................       7,041        7,957       8,610
  Marketing and sales.....................................       6,691        5,371       1,989
  General and administrative..............................       2,347        2,937       2,468
  Charge for acquired in-process research and
     development..........................................          --          234       4,194
  Minority interest in losses of (former) Radiance........          --         (992)         (6)
                                                              --------      -------    --------
          Total operating costs and expenses..............      22,181       21,659      20,078
                                                              --------      -------    --------
  Loss from operations....................................     (12,743)      (9,484)    (13,367)
                                                              --------      -------    --------
Other income (expense):
  Interest income.........................................       2,201        1,567       1,246
  Gain (loss) on sale of assets...........................          --          (47)        988
  Other income (expense)..................................          24          (22)        353
                                                              --------      -------    --------
          Total other income..............................       2,225        1,498       2,587
                                                              --------      -------    --------
Net loss..................................................    $(10,518)     $(7,986)   $(10,780)
                                                              ========      =======    ========
  Basic and diluted net loss per share....................    $  (1.15)     $ (0.90)   $  (0.98)
                                                              ========      =======    ========
  Shares used in computing basic and diluted net loss per
     share................................................       9,118        8,862      10,951
                                                              ========      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         RADIANCE MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        COMMON STOCK       ADDITIONAL                                    TREASURY
                                     -------------------    PAID-IN       DEFERRED     ACCUMULATED   -----------------
                                       SHARES     AMOUNT    CAPITAL     COMPENSATION   DEFICIT(1)    SHARES    AMOUNT
                                     ----------   ------   ----------   ------------   -----------   -------   -------
Balance of December 31, 1996.......   9,004,000    $ 9      $58,869        $(376)       $(11,049)         --   $    --
Exercise of common stock options...     208,000     --          238           --              --          --        --
Employee stock purchase plan.......      33,000     --          266           --              --          --        --
SCIMED warrant exercise............     120,000     --          377           --              --          --        --
Sale of common stock to Cathex.....      25,000     --          200           --              --          --        --
Expense repayment by Intraluminal
  Devices, Inc. by transfer and
  cancellation of common stock.....      (1,000)    --          (16)          --              --          --        --
Deferred compensation resulting
  from grant of non-employee
  options..........................          --     --          437         (437)             --          --        --
Amortization of deferred
  compensation.....................          --     --           --          179              --          --        --
Treasury common stock..............          --     --           --           --              --     345,000    (2,205)
Net loss...........................          --     --           --           --         (10,518)         --        --
Unrealized gain on investments.....          --     --           --           --              --          --        --
Unrealized exchange rate loss......          --     --           --           --              --          --        --
                                     ----------    ---      -------        -----        --------     -------   -------
Balance at December 31, 1997.......   9,389,000      9       60,371         (634)        (21,567)    345,000    (2,205)
Exercise of common stock options...     139,000      1          162           --              --          --        --
Employee stock purchase plan.......      50,000     --          180           --              --          --        --
Deferred compensation resulting
  from grant of non-employee
  options..........................          --     --          159         (159)             --          --        --
Deferred compensation adjustment
  due to grant revaluation.........          --     --         (208)         208              --          --        --
Amortization of deferred
  compensation.....................          --     --           --          176              --          --        --
Treasury shares purchased..........          --     --           --           --              --     341,000    (1,470)
Net loss...........................          --     --           --           --          (7,986)         --        --
Unrealized gain on investments.....          --     --           --           --              --          --        --
Unrealized exchange rate gain......          --     --           --           --              --          --        --
                                     ----------    ---      -------        -----        --------     -------   -------
Balance at December 31, 1998.......   9,578,000     10       60,664         (409)        (29,553)    686,000    (3,675)
Acquisition of RMS.................   1,900,000      2        8,033           --              --          --        --
Exercise of common stock options...     359,000     --          259           --              --          --        --
Employee stock purchase plan.......      59,000     --          168           --              --          --        --
Deferred compensation resulting
  from grant of non-employee
  options..........................          --     --          359         (359)             --          --        --
Amortization of deferred
  compensation.....................          --     --           --          244              --          --        --
Net loss...........................          --     --           --           --         (10,780)         --        --
Unrealized loss on investments.....          --     --           --           --              --          --        --
Unrealized exchange rate loss......          --     --           --           --              --          --        --
                                     ----------    ---      -------        -----        --------     -------   -------
Balance at December 31, 1999.......  11,896,000    $12      $69,483        $(524)       $(40,333)    686,000   $(3,675)
                                     ==========    ===      =======        =====        ========     =======   =======

                                      ACCUMULATED
                                         OTHER                       COMPREHENSIVE
                                     COMPREHENSIVE   STOCKHOLDERS'      INCOME
                                        INCOME         EQUITY(1)       (LOSS)(1)
                                     -------------   -------------   -------------
Balance of December 31, 1996.......      $ 170         $ 47,623
Exercise of common stock options...         --              238
Employee stock purchase plan.......         --              266
SCIMED warrant exercise............         --              377
Sale of common stock to Cathex.....         --              200
Expense repayment by Intraluminal
  Devices, Inc. by transfer and
  cancellation of common stock.....         --              (16)
Deferred compensation resulting
  from grant of non-employee
  options..........................         --               --
Amortization of deferred
  compensation.....................         --              179
Treasury common stock..............         --           (2,205)
Net loss...........................         --          (10,518)       $(10,518)
Unrealized gain on investments.....          6                6               6
Unrealized exchange rate loss......        (23)             (23)            (23)
                                         -----         --------        --------
Balance at December 31, 1997.......        153           36,127        $(10,535)
                                                                       ========
Exercise of common stock options...         --              163
Employee stock purchase plan.......         --              180
Deferred compensation resulting
  from grant of non-employee
  options..........................         --               --
Deferred compensation adjustment
  due to grant revaluation.........         --               --
Amortization of deferred
  compensation.....................         --              176
Treasury shares purchased..........         --           (1,470)
Net loss...........................         --           (7,986)       $ (7,986)
Unrealized gain on investments.....         33               33              33
Unrealized exchange rate gain......        276              276             276
                                         -----         --------        --------
Balance at December 31, 1998.......        462           27,499        $ (7,677)
                                                                       ========
Acquisition of RMS.................         --            8,035
Exercise of common stock options...         --              259
Employee stock purchase plan.......         --              168
Deferred compensation resulting
  from grant of non-employee
  options..........................         --               --
Amortization of deferred
  compensation.....................         --              244
Net loss...........................         --          (10,780)       $(10,780)
Unrealized loss on investments.....       (202)            (202)           (202)
Unrealized exchange rate loss......       (112)            (112)           (112)
                                         -----         --------        --------
Balance at December 31, 1999.......      $ 148         $ 25,111        $(11,094)
                                         =====         ========        ========

---------------
(1) See Note 1.

  The accompanying notes are an integral part of these consolidated financial statements.

                         RADIANCE MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                  1997          1998        1999
                                                              ------------    --------    --------
                                                              (SEE NOTE 1)
Operating activities:
  Net loss..................................................    $(10,518)     $ (7,986)   $(10,780)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization...........................         468           576       1,333
    Amortization of deferred compensation...................         179           176         243
    Bad debt expense........................................         450           295        (168)
    Charge for acquired in-process research and
     development............................................          --           234       4,194
    Minority interest in losses of Radiance.................          --          (992)         --
    Gain on disposal of assets..............................          --            --      (1,302)
  Changes (net of effects of acquisition of interest in
    (former) Radiance and Radiatec):
    Trade accounts receivable, net..........................        (873)           44       1,510
    Inventories.............................................        (306)        1,582          97
    Other assets............................................          37          (125)       (316)
    Accounts payable and accrued expenses...................         836           928      (2,105)
    Deferred revenue........................................         (79)          250         679
                                                                --------      --------    --------
Net cash used in operating activities.......................      (9,806)       (5,018)     (6,615)
                                                                --------      --------    --------
Investing activities:
    Purchases of available-for-sale securities..............     (43,208)      (37,841)    (25,256)
    Sales of available-for-sale securities..................      44,174        39,272      28,413
    Capital expenditures for property and equipment.........        (699)         (431)       (439)
    Sale of Vascular Access business unit, net..............          --            --       2,070
    Proceeds from sale of option on investment securities...          --            --       1,232
    Purchase of controlling interest in Radiatec, net of
     cash acquired..........................................          --            --         233
    Purchase of interest in (former) Radiance, net of cash
     acquired...............................................          --           587         455
    Purchase of Clinitec, net of cash acquired..............         (30)           --          --
    Change in other assets..................................        (358)         (625)         20
                                                                --------      --------    --------
Net cash (used in) provided by investing activities.........        (121)          962       6,728
                                                                --------      --------    --------
Financing activities:
  Proceeds from sale of common stock........................         466           180         168
  Proceeds from exercise of stock warrants..................         377            --          --
  Proceeds from exercise of stock options...................         238           163         260
  Proceeds from repayment of affiliate debt.................          --           479          73
  Purchase of treasury common stock.........................      (2,205)       (1,470)         --
                                                                --------      --------    --------
Net cash (used in) provided by financing activities.........      (1,124)         (648)        501
                                                                --------      --------    --------
Net (decrease) increase in cash.............................     (11,051)       (4,704)        614
Cash and cash equivalents, beginning of year................      17,192         6,141       1,437
                                                                --------      --------    --------
Cash and cash equivalents, end of year......................    $  6,141      $  1,437    $  2,051
                                                                ========      ========    ========
Supplemental disclosure of non-cash financing activities:
In September 1998, the Company exercised preferred stock
  warrants bringing its ownership of (former) Radiance to
  approximately 50%. In January 1999, the Company acquired
  the remaining common stock of (former) Radiance. The
  following is a summary of these transactions:
  Fair value of assets acquired.............................                  $  1,535    $  8,962
  Cash paid.................................................                    (1,463)       (692)
  Common stock and options issued...........................                        --      (8,035)
                                                                              --------    --------
  Liabilities assumed.......................................                  $     72    $    235
                                                                              ========    ========
The Company purchased all of the capital stock of Clinitec
  for $30. In conjunction with the acquisition, the Company
  assumed the following liabilities:
  Fair value of assets acquired.............................    $    645
  Cash paid for the capital stock...........................         (30)
                                                                --------
  Liabilities assumed.......................................    $    615
                                                                ========

  The accompanying notes are an integral part of these consolidated financial statements.

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

     Currently, the Company markets its products under the trade name "Focus technology" and is developing radiation therapy products. Prior to January 1999, when the Company sold the assets of its Vascular Access product line, the Company marketed its vascular access products under the trade name "Vascular Access technology."

     In August 1999, the Company purchased for cash of $233 a 51% interest in Radiatec, a joint venture formed to distribute the Company's RDX catheter products in Japan.

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany transactions have been eliminated and any minority interest recognized. To conform with the 1999 financial statement presentation, certain reclassifications have been made to the 1997 and 1998 financial statements.

     As a result of the 1999 closing of Clinitec GmbH, the Company's German distribution subsidiary, the Company reconsidered the initial accounting for the acquisition of this subsidiary in 1997. In recording the acquisition, the Company accounted for the forgiveness of its account receivable from Clinitec for product sales to be a part of its total purchase price, and allocated such amount to goodwill resulting from the business combination. In the accompanying consolidated financial statements, the Company has restated 1997 sales to eliminate $1.9 million in sales to Clinitec in that year, since no payment had been received for these sales, and has written off as a bad debt expense in 1997 the remaining $0.1 million Clinitec account receivable balance related to 1996 sales. Net of related adjustments to cost of sales and amortization expense, the Company has increased reported net loss for 1997 by $1.7 million and decreased goodwill by a corresponding amount. The remaining $0.2 million balance of the amount originally assigned to goodwill has been treated as an identifiable intangible asset and was amortized over the period ended December 31, 1998. The restatement has no effect on cash flows from operations or other sources or uses of cash.

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

  Property and Equipment

     Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. The estimated useful lives for furniture and equipment range from three to seven years and the estimated useful life for leasehold improvements is seven years.

  Intangible Assets

     Intangible assets acquired in connection with business combinations are amortized on the straight-line method over the estimated recovery period. The intangible assets stemming from the acquisition of Clinitec and purchase of a controlling interest in and acquisition of the (former) Radiance Medical Systems, Inc. ("RMS"), $244 and $4,567, respectively, are being amortized over two and three to seven years, respectively. Based upon an independent valuation of intangible assets acquired in the purchase of a controlling interest in and acquisition of RMS, $3,266 and $1,301 were capitalized as developed technology and covenants not to compete, respectively, and $234 and $4,194 were expensed as acquired in-process research and development in 1998 and 1999, respectively.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted future cash flows associated with them. Should the review indicate that the asset is not recoverable, the Company's carrying value of the asset would be reduced by the estimated shortfall in future discounted cash flows. Under those rules, the aforementioned identifiable intangible assets acquired in purchase business combinations are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     During 1997, 1998 and 1999, product sales to Cathex, the Company's Japanese distributor for Focus technology, comprised 16%, 22% and 6%, respectively, of total revenues. Accounts receivable from Cathex represented 49% and 14% of net accounts receivable at December 31, 1998 and 1999, respectively.

     Product sales to Medtronic, Inc. ("Medtronic") accounted for 16% of total product sales during 1997.

     In June of 1998, the Company signed a technology license agreement with Guidant Corporation ("Guidant"), an international interventional cardiology products company, to grant them the ability to manufacture and distribute products using the Company's Focus technology. During 1998 and 1999, Radiance recognized license fees from Guidant of $2,750 and $2,250, respectively, which represented 23% and 34% of total revenues, respectively. (See Note 5.)

     Beginning in the third quarter of 1999 the Company began receiving and recognizing for 1999 minimum royalty fees of $250 per year from sales of Guidant products based on the Company's Focus technology.

  Export Sales

     The Company had export sales by region as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                 ------------------------------
                                                  1997        1998        1999
                                                 ------    ----------    ------
Europe.........................................  $1,126      $2,476      $2,094
Japan..........................................   2,350       2,622         382
Other..........................................   1,209         789         673
                                                 ------      ------      ------
                                                 $4,685      $5,887      $3,149
                                                 ======      ======      ======

  Revenue Recognition and Warranty

     The Company recognizes revenue from the sale of its products when the goods are shipped to its customers. Reserves are provided for anticipated product returns and warranty expenses at the time of shipment. License revenues were recognized in 1998 and 1999 on a contract with Guidant based upon the transfer of technology to Guidant. Royalties are recognized on the aforementioned contract with Guidant and the agreement with Escalon Medical Corporation (Escalon) based upon the sale of products using the Focus and Vascular Access technologies, respectively. License revenues are recognized on a contract with Cosmotec ratably over the life of the agreement. See Notes 3 and 5.

  Accounting for Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In calculating pro forma information regarding net loss and net loss per share, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock: risk-free interest rate of 5.5%, 5.7% and 6.4%; a dividend yield of 0%, 0% and 0%; volatility of the expected market price of the Company's common stock of 0.692, 0.696 and 0.889; and a weighted-average expected life of the options of 5.0, 5.0 and 5.0 years for 1997, 1998 and 1999, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1997, 1998 and 1999 follows:

                                                        1997       1998        1999
                                                      --------    -------    --------
Pro forma net loss..................................  $(11,066)   $(9,135)   $(12,335)
Pro forma basic and diluted net loss per share......  $  (1.21)   $ (1.03)   $  (1.13)

  Disclosures about Segments of an Enterprise and Related Information

     During the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. Because the Company operates in one business segment and has no significant foreign operations, no additional reporting is required under SFAS No. 131.

  Income Taxes

     The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     There was no income tax provision for the consolidated tax group during the periods covered by these financial statements. All net operating loss and credit carryforwards and deferred tax assets and liabilities have been disclosed herein on a separate company basis for Radiance.

  Net Loss Per Share

     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 1997, 1998 and 1999, options to purchase the common stock of the Company were excluded from the computation of loss per share because the effect would have been antidilutive. If they were included, the number of shares used to compute loss per share would have been increased by approximately 527,000 shares,

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

387,000 shares and 292,000 shares for the years ended December 31, 1997, 1998 and 1999, respectively. However, options to purchase approximately 270,000 shares at a weighted average exercise price of $9.52, 444,000 shares at a weighted average exercise price of $5.45 and 984,000 shares at a weighted average exercise price of $5.25 that were outstanding during 1997, 1998 and 1999, respectively, would have still been excluded from the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares.

 2. ACQUISITIONS AND SALE OF ASSETS

  Acquisition of Clinitec

     On July 29, 1997, the Company acquired all of the common stock of its independent distributor in Germany and Switzerland, Clinitec GmbH ("Clinitec"). The aggregate purchase price of the acquisition was cash of $30. The transaction was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values at the date of acquisition. In connection with the acquisition, the Company acquired assets and assumed liabilities with fair market values of $401 and $615, respectively. The excess of the purchase price over the fair value of the net assets acquired of $244 was allocated to identifiable intangibles. The results of operations of Clinitec are included in the consolidated statement of operations subsequent to the date of acquisition.

  Acquisition of RMS

     RMS was incorporated by the Company in August 1997 to develop radiation products to treat restenosis based on the Company's patented focus delivery systems technology. In consideration for the granting by RMS of a license to this technology, RMS issued to the Company 750,000 shares of Series B preferred stock, a warrant to purchase 1,500,000 shares of Series B preferred stock, rights of first offer with respect to the commercialization of RMS's products, and a promise to receive royalties on sales of products based upon the licensed technology. Following the organization of RMS and its sale of common stock to investors in a private offering, Radiance did not control RMS and accounted for its investment on the equity method. In September 1998, the Company exercised warrants to purchase an additional 1,500,000 preferred series B shares in RMS for $0.975 per share or a total of $1,463, bringing the Company's ownership of the outstanding equity of RMS to approximately 50%, and began accounting for its investment in RMS under the consolidation method.

     In November 1998, the Company signed a definitive merger agreement (the "Merger Agreement") with RMS and in January 1999, the Company acquired RMS pursuant to the Merger Agreement. Under the terms of the Merger Agreement, the Company paid the shareholders of RMS $3.00 for each share of preferred stock and $2.00 for each share of common stock for a total consideration of approximately $7,432, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. Such consideration was paid by delivery of an aggregate of 1,900,157 shares of common stock, and $692 in cash to certain RMS stockholders who elected to receive cash pursuant to the Merger Agreement. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the merger. Of these, 1,250 were exercised, and the holder received the same consideration for his shares of RMS common stock as other holders of RMS common stock. The options not exercised prior to the completion of the merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,776 shares of the Company's common stock for a total consideration of $1,150.

     In addition, under the Merger Agreement, former RMS share and option holders could have received product development milestone payments of $2.00 for each share of preferred stock and $3.00 for each share of common stock. The first of the milestones, which was scheduled during the second quarter of 1999 and

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

extended into the third quarter of 1999, was not met. As a result, the total of potential milestone payments, before adjustment for early or late achievement of the milestones, is reduced to $1.69 for each share of preferred stock and $2.54 for each share of common stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. Any milestone payments will be capitalized as additions to the purchase price.

     The RMS merger consideration was allocated to tangible assets (aggregating approximately $459) acquired and assumed liabilities (aggregating approximately $235), with the remaining merger consideration being allocated to acquired in-process research and development ("IPR&D"), developed technology and employment contracts, according to an independent valuation.

     Significant portions of the RMS merger consideration were identified as intangible assets. Valuation techniques were employed that reflect recent guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to IPR&D. At the date of the merger, technological feasibility of IPR&D projects had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the purchase price allocated to IPR&D of $234 and $4,194, in accordance with generally accepted accounting principles, in the years ended December 31, 1998 and 1999, respectively.

     The IPR&D is comprised of technological development efforts aimed at the discovery of new, technologically advanced knowledge, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included, but were not limited to, efforts to apply radiation to an angioplasty catheter, increase the radiation activity level on the catheter and improve the performance of a radioactive angioplasty catheter.

     The amount of merger consideration allocated to IPR&D was determined by estimating the stage of completion of each IPR&D project at the date of the merger, estimating cash flows resulting from the future research and development, clinical trials and release of products employing these technologies, and discounting the net cash flows back to their present values.

     The weighted average stage of completion for all projects, in aggregate, was approximately 70% as of the merger date. As of that date, the estimated remaining costs to bring the projects under development to technological feasibility and through clinical trials and regulatory approval process were approximately $5,500. The cash flow estimates from sales of products incorporating those technologies commence in the year 2000, with revenues increasing for the first four years, followed by declines in subsequent periods as other new products are expected to be introduced and represent a larger proportion of the total product offering. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology's net cash flows ranged from 20% to 35%, depending on the level of risk associated with a particular technology and the current return on investment requirements of the market. These discount rates reflect "risk premiums" of 18% to 105% over the estimated weighted average cost of capital of 17% computed for the Company.

     As discussed above, a portion of the RMS merger consideration premium was allocated to identifiable intangibles. The identifiable intangibles consist primarily of developed technology and employment contracts (i.e., covenants not to compete and the assembled workforce). The fair value of the developed technology at the dates of acquisition of a majority of and the remainder of the capital stock of RMS was $187 and $3,079, respectively, and represent the acquired, aggregate fair value of individually identified technologies that were fully developed at the time. As with the IPR&D, the developed technology was valued using the future income

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

approach, in context of the business enterprise value of RMS. The employment contracts assigned values at the dates of acquisition of a majority of and the remainder of the capital stock of RMS were approximately $72 and $1,229, respectively.

     The following table reflects unaudited pro forma combined results of operations of the Company, Clinitec and RMS on the basis that the acquisitions, or purchase of a controlling interest in the case of Radiance, had taken place at the beginning of 1997 for Clinitec and at the inception of RMS in August 1997.

                                                           1997        1998
                                                         --------    --------
                                                             (UNAUDITED)
Revenues...............................................  $  9,739    $ 12,175
Net loss...............................................   (11,748)    (10,878)
Net loss per common share..............................     (1.17)      (0.98)
Shares used in computation.............................    10,027      11,080

     Not reflected in the above unaudited pro forma results is the charge of $4,194 for acquired in-process research and development. In addition to the aforementioned charge, the Company capitalized intangible assets of $3,079 and $1,229 for developed technology and employment contracts, respectively, as part of the cost for the remaining common stock of RMS, as described more fully above.

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or 1998, respectively, or of future operations of the combined companies under the ownership and management of the Company.

  Sale of Vascular Access Assets

     In October 1998, the Company signed a letter of intent to sell substantially all of the properties and assets used exclusively in its Vascular Access product line to Escalon Medical Corporation and in January 1999 the sale was completed under a definitive Sale and Purchase Agreement ("Agreement"). Under the terms of the Agreement, the Company received an initial payment of $1,104 in January 1999. This payment represented a $1,000 consideration payment increased by the excess of the actual inventory transferred of $704 over the contractual estimate of $600.

     In October 1999, the Company received an additional $1,000 upon the completion of the transfer of technology. As it is also entitled to receive royalty payments upon the sale of products for a five-year period, the Company recognized the pro-rata minimum royalty due for 1999 of $283. The Company will recognize such additional payments as income when it is probable they will be received. The Company continued to manufacture certain products on a "cost plus" basis for ten months following the Agreement date.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following table sets forth the Vascular Access operating profits for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1997      1998     1999
                                                            ------    ------    -----
Revenues..................................................  $2,419    $2,664    $ 486
Operating costs and expenses:
  Costs of sales..........................................     937     1,342      407
  Research and development................................     392       480       23
  Marketing and sales.....................................     506       556       23
  General and administrative..............................     465       671      189
                                                            ------    ------    -----
Total operating costs and expenses........................   2,300     3,049      642
                                                            ------    ------    -----
Operating profit (loss)...................................  $  119    $ (385)   $(156)
                                                            ======    ======    =====

 3. DEFERRED REVENUE

  Deferred Distributor Fees

     In June of 1999, the Company granted Cosmotec Co., Ltd. (Cosmotec) of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an up-front cash payment and will recognize the revenue ratably over the seven-year term of the distribution agreement. The Company recognized $71 of the aforementioned revenue during the year ended December 31, 1999. In addition, the Company is committed to a credit facility with Cosmotec. See Note 10.

  Deferred Gain on Sale of Assets

     In August of 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and has until December of 2000 to exercise the option. The option premium is being recognized on a straight-line basis over the option term, resulting in a gain of $347 being recognized as other income for the year ended December 31, 1999. The remainder will be recognized in the year ended December 31, 2000.

     Although the likelihood of exercise is uncertain, if the option is exercised, the Company will receive an additional payment of approximately $2,000 in 2000.

 4. DISTRIBUTION AGREEMENT WITH CATHEX

     The Company entered into a distribution agreement, dated May 1, 1997, with Cathex, Ltd. ("Cathex Agreement"), whereby Cathex was appointed to serve as Radiance's exclusive distributor for certain of the Company's products in Japan. In exchange for this exclusive distributorship, Cathex shareholders agreed to purchase $200 in Radiance common stock or approximately 25,000 shares. Cathex also agreed to undertake all necessary clinical trails to obtain approval from Japanese regulator authorities for the sale of said products in Japan. Cathex's purchases under the Cathex Agreement are subject to certain minimum requirements. The initial term of the Cathex Agreement expires on January 1, 2001, and is subject to a five-year extension. The Cathex Agreement may also be terminated in the event of breach upon 90 days notice by the non-breaching party, subject to cure within the notice period.

 5. LICENSE AGREEMENTS

  EndoSonics Corporation

     In 1995 and 1997, the Company entered into license agreements with EndoSonics pursuant to which the Company granted EndoSonics the non-exclusive, royalty-free right to certain technology for use in the

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

development and sale of certain products. In exchange, Radiance received the non-exclusive, royalty-free right to utilize certain of EndoSonics' product regulatory filings to obtain regulatory approval of Radiance products. See Note 14.

  Guidant Corporation

     In June of 1998, the Company signed a technology license agreement with Guidant to grant Guidant the ability to manufacture and distribute stent delivery products using the Company's Focus technology. Under the agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. An initial license payment of $2,000 was received by the Company upon the signing of the agreement. In October of 1998, the Company received another $1,000 license milestone payment upon the completion of the technology transfer to Guidant. The final two milestone payments, totaling $2,000, were received in the first half of 1999. Based upon the completion of certain initial technology transfer milestones, the Company recognized $2,750 and $2,250 in license revenue in 1998 and 1999, respectively. In 1999, the Company recorded the minimum royalty due under the agreement of $250.

 6. MARKETABLE SECURITIES AVAILABLE-FOR-SALE

     The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The Company's investment portfolio is managed by a major financial institution.

     The following is a summary of investments in debt securities at December 31, 1998 and 1999.

                                                                                DECEMBER 31, 1999
                                         DECEMBER 31, 1998             ------------------------------------
                                ------------------------------------             GROSS UNREALIZED
                                          GROSS UNREALIZED    FAIR                   HOLDING         FAIR
                                 COST      HOLDING GAINS      VALUE     COST      GAINS (LOSSES)     VALUE
                                -------   ----------------   -------   -------   ----------------   -------
U.S. Treasury and other
  agencies debt securities....  $ 5,928         $ 33         $ 5,961   $ 9,193         $(9)         $ 9,184
Corporate debt securities.....   14,239          169          14,408    10,804          16           10,820
Foreign government debt
  securities..................    2,999            7           3,006        --          --               --
                                -------         ----         -------   -------         ---          -------
                                $23,166         $209         $23,375   $19,997         $ 7          $20,004
                                =======         ====         =======   =======         ===          =======

     All debt securities mature within one year with the exception of debt securities with a cost and fair value totaling $3,507 and $3,514, respectively, and $2,988 and $2,971, respectively, at December 31, 1998 and 1999, respectively, which mature within two years.

 7. INVENTORIES

     Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consisted of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               1998     1999
                                                              ------    ----
Raw materials...............................................  $  630    $398
Work in process.............................................      87      94
Finished goods..............................................     906     330
                                                              ------    ----
                                                              $1,623    $822
                                                              ======    ====

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. INTANGIBLES

     Intangibles consisted of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1999
                                                              ----    ------
Developed technology........................................  $187    $3,266
Employment contracts........................................    72     1,301
Product license.............................................   175        --
                                                              ----    ------
                                                               434     4,567
Accumulated amortization....................................   (47)     (900)
                                                              ----    ------
Intangible assets, net......................................  $387    $3,667
                                                              ====    ======

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1999
                                                             ------    ------
Accounts payable...........................................  $1,281    $  769
Accrued payroll and related expenses.......................   1,287     1,016
Accrued clinical studies...................................     979       401
Accrued office closing costs...............................     225        --
Other accrued expenses.....................................     514       528
                                                             ------    ------
                                                             $4,286    $2,714
                                                             ======    ======

10. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term, noncancellable lease agreements that have been accounted for as operating leases. Certain of these leases include scheduled rent increases and renewal options as prescribed by the agreements.

     Future minimum payments by year under long-term, noncancellable operating leases were as follows as of December 31, 1999:

2000..................................................  $410
2001..................................................   109
                                                        ----
                                                        $519
                                                        ====

     Rental expense charged to operations for all operating leases during the years ended December 31, 1997, 1998 and 1999, was approximately $574, $639 and $558, respectively.

  Credit Facility with Cosmotec

     In June 1999, in conjunction with an agreement to grant Cosmotec distribution rights to market the Company's vascular radiation therapy products in Japan, a 5%, $1,000 convertible debenture agreement was executed between the Company and Cosmotec. The borrowing under the agreement will take place in June 2000 and will mature in June 2003. At any time prior to the repayment of the debt, Cosmotec may convert the

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

debenture into shares of common stock of the Company at an initial conversion price of $7.00 per share. The conversion price may be adjusted due to equity transactions including, but not limited to, stock issuances, convertible security issuances, stock splits, dividends, and warrant issuances. See Note 3.

  Contract Manufacturing Agreement with Bebig GmbH

     In July 1999, the Company entered into a two year contract manufacturing agreement with Bebig GmbH ("Bebig") to manufacture its radiation therapy catheter in Europe. According to the agreement, during 1999 and 2000 Radiance will pay certain facility set-up fees, totaling approximately $0.8 million, and all material and third party costs associated with production validation. Radiance will also pay Bebig an agreed amount for each unit produced. For a nominal charge, the Company can renew the agreement for three successive, two-year terms. In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement for certain radiation technology that it believed may be useful in the development of its radiation therapy products. There is a minimum annual license fee of $0.2 million, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000 and royalty fees for any products sold worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates.

  Other Contingencies

     The Company has evaluated its operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. There are many operating risks faced by the Company, including but not limited to the risks resulting from its limited capital, competitive position, technology development hurdles and medical reimbursement issues. In addition, certain manufacturing processes currently are performed by single vendors. While the Company believes that there are other vendors available to perform these processes, an interruption of performance by any of these vendors could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply were qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations.

11. SHAREHOLDERS' EQUITY

  Treasury Stock

     In May 1997, the Board of Directors authorized the repurchase, at management's discretion, of up to 700,000 shares of the Company's common stock during the remainder of 1997 and 1998. In August 1998, the Board of Directors increased this authorization to repurchase from 700,000 shares to 1,000,000 shares. The authorization for the repurchase of the common stock was based upon the belief that the Company's stock was undervalued by the market at the time. A total of 686,000 shares has been repurchased through December 31, 1999.

  Stock Option Plan

     In May 1996, the Company adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which is the successor to the Company's 1995 Stock Option Plan. In September 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the "1997 Plan"). Under the terms of the 1996 and 1997 Plans, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the fair value on the date of grant, a determined by the Board of Directors. At December 31, 1999 the Company had authorized 2,850,000 and 90,000 shares of common stock for issuance under the 1996 and 1997 Plan, respectively. At December 31, 1999, the Company had 54,000 shares and 16,000 shares of common

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

stock available for grant under the 1996 and 1997 Plan, respectively. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. Shares underlying the exercise of unvested options are subject to various restrictions as to resale and right of repurchase by the Company which lapses over the vesting period. The activity under both plans is summarized below:

                                                    OPTION PRICE       NUMBER
                                                      PER SHARE       OF SHARES
                                                   ---------------    ---------
Balance at December 31, 1996.....................  $1.00 to $13.25    1,144,525
Granted..........................................  $5.00 to $ 9.50    1,000,000
Exercised........................................  $1.00 to $ 2.50     (208,259)
Forfeited........................................  $1.00 to $13.25     (204,229)
Cancelled........................................           $ 6.87     (130,000)
                                                   ---------------    ---------
Balance at December 31, 1997.....................  $1.00 to $13.25    1,602,037
Granted..........................................  $3.25 to $ 6.44      665,100
Exercised........................................  $1.00 to $ 2.50     (138,965)
Forfeited........................................  $1.00 to $ 9.50     (614,794)
Cancelled........................................               --           --
                                                   ---------------    ---------
Balance at December 31, 1998.....................  $1.00 to $12.00    1,513,378
Granted..........................................  $2.69 to $ 6.19      767,333
Granted as merger consideration..................           $ 0.11      317,776
Exercised........................................  $0.11 to $ 2.50     (358,722)
Forfeited........................................  $1.00 to $ 9.50     (213,918)
Cancelled........................................               --           --
                                                   ---------------    ---------
Balance at December 31, 1999.....................  $0.11 to $12.00    2,025,847
                                                   ===============    =========

     Under the merger agreement with RMS, the options outstanding prior to the Merger accelerated, vested and were, if unexercised, assumed by the Company and converted into options at the same exercise price. See Note 2.

     The Board of Directors approved repricing of the following options:

                                                                 ORIGINAL    NEW
                                                                  GRANT     GRANT
          DATE REPRICING APPROVED            OPTION GRANT DATE    PRICE     PRICE
          -----------------------            ------------------  --------   -----
April 21, 1997.............................  August 5, 1996       $13.25    $6.88
                                             November 4, 1996      12.50     6.88

April 7, 1998..............................  January 13, 1997       9.50     4.94
                                             September 19, 1997     7.31     4.94

December 14, 1998..........................  April 21, 1997         6.88     3.63
                                             May 20, 1998           6.00     3.63
                                             May 26, 1998           5.88     3.63
                                             June 10, 1998          6.44     3.63

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     As a result of the repricing, the vesting period on the aforementioned options started anew. The following table summarizes information regarding stock options outstanding at December 31, 1999:

                                WEIGHTED-
                                 AVERAGE     WEIGHTED-     OPTIONS     WEIGHTED-
                   OPTIONS      REMAINING     AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF      OUTSTANDING   CONTRACTUAL   EXERCISE        AT        EXERCISE
EXERCISE PRICES  AT 12/31/99      LIFE         PRICE      12/31/99       PRICE
---------------  -----------   -----------   ---------   -----------   ---------
        $ 0.11      104,371        9.0         $0.11       104,371       $0.11
 1.00 -   2.50      228,793        5.6          1.34       228,356        1.34
 2.69 -   6.19    1,625,683        8.9          4.30       344,915        4.59
 6.88 -  12.00       67,000        7.2          9.00        47,063        9.04
                  ---------        ---         -----       -------       -----
 0.11 -  12.00    2,025,847        8.5         $3.90       724,705       $3.21
                  =========        ===         =====       =======       =====

     The weighted-average grant-date fair value of options granted during 1997, 1998 and 1999, for options where the exercise price on the date of grant was equal to the stock price on that date, was $4.50, $2.99 and $4.18, respectively. The weighted-average grant-date fair value of options granted during 1997, 1998 and 1999, for options where the exercise price on the date of grant was less than the stock price on that date, was $0, $0, and $0, respectively, excluding RMS merger consideration. Under the merger agreement with RMS, 317,776 options were granted at a weighted-average grant-date fair value of $3.94 per share and an exercise price of $0.11 per share.

     During the years ended December 31, 1997, 1998 and 1999, $437, $159 and $359, respectively, of deferred compensation was recorded to recognize compensation for non-employee option grants. Deferred compensation is being amortized over the vesting period of the related options. $179, $176 and $244 of deferred compensation was amortized in the years ended December 31, 1997, 1998 and 1999, respectively. No compensation expense was recorded in the financial statements for stock options issued to employees for 1997, 1998, and 1999 because the options were granted with an exercise price equal to the market price of the Company's common stock on the date of grant.

  Stock Purchase Plan

     Under the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the applicable offering period. A total of 200,000 shares of common stock are reserved for issuance under the Purchase Plan. During 1999, a total of approximately 59,000 shares of common stock were purchased at an average price of $2.83 per share.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. INCOME TAXES

     Significant components of the Company's deferred tax assets and (liabilities) are as follows at December 31:

                                                                1998        1999
                                                              --------    --------
Net operating loss carryforward.............................  $  6,072    $  8,962
Effect of state income taxes................................        --      (1,022)
Accrued expenses............................................       572         333
Tax credits.................................................       953       1,730
Bad debt reserve............................................       236          64
Depreciation................................................       (85)       (114)
Amortization................................................        71      (1,782)
Inventory write-downs.......................................       749         266
Capitalized research and development........................       963       2,313
Deferred revenue............................................       100         777
Deferred compensation amortization..........................       215         327
Other.......................................................       249           3
                                                              --------    --------
Deferred tax assets.........................................    10,095      11,857
Valuation allowance.........................................   (10,095)    (11,857)
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

     The valuation allowance increased by $3,486 and $1,762 in 1998 and 1999, respectively.

     The Company's effective tax rate differs from the statutory rate of 35% due to federal and state losses which were recorded without tax benefit.

     At December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $26,000 and $3,100, respectively, which expire in the years 2002 through 2019. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $912, and $818, respectively, which expire in the years 2011 through 2014.

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

     The results of operations for the years ended December 31, 1997, 1998 and 1999 includes the net losses of the Company's wholly-owned German subsidiary of $1,115, $1,029 and $177, respectively.

13. EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 1997, 1998 or 1999.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. LEGAL MATTERS

     On September 15, 1999, EndoSonics Corporation (see Note 5) filed a complaint for declaratory relief in the Superior Court in Orange County, California, relating to a License Agreement dated May 16, 1997, between EndoSonics and the Company. Under that License Agreement, EndoSonics was granted certain royalty-free rights to the Company's Focus technology for use on catheters with EndoSonics' ultrasound transducers. EndoSonics is seeking a declaratory judgement that the License Agreement entitles EndoSonics to also place a stent on such catheters. The Company believes that EndoSonics is authorized only to use the Focus technology with the EndoSonics ultrasound transducer and not also with a stent.

     The Company has filed an answer and discovery is commencing. Although the outcome of the matter cannot be predicted with any certainty, the Company believes that this matter will not have a material adverse effect on its financial position, operating results, or cash flows. However, if Endosonics prevails in their suit, the Company may have to pay damages and/or renegotiate its license agreement with Guidant. See Note 5.

     Radiance is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

                         RADIANCE MEDICAL SYSTEMS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

               COLUMN A                  COLUMN B            COLUMN C            COLUMN D     COLUMN E
               --------                 ----------    ----------------------    ----------    --------
                                                            ADDITIONS
                                                      ----------------------                  BALANCE
                                        BALANCE AT    CHARGES TO    CHARGED                      AT
                                        BEGINNING     COSTS AND     TO OTHER                   END OF
             DESCRIPTION                OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
             -----------                ----------    ----------    --------    ----------    --------
Year ended December 31, 1999.
  Allowance for doubtful accounts.....    $  583        $ (168)       $--        $  (601)      $  150
  Reserve for excess and obsolete
     inventories......................    $1,856        $   --        $--        $(1,234)      $  622
Year ended December 31, 1998
  Allowance for doubtful accounts.....    $  500        $  295        $--        $  (212)      $  583
  Accrued warranty expenses...........    $             $   --        $--        $    --       $   --
  Reserve for excess and obsolete
     inventories......................    $1,100        $1,274        $--        $  (518)      $1,856
Year ended December 31, 1997
  Allowance for doubtful accounts.....    $  377        $  450        $--        $  (327)      $  500
  Accrued warranty expenses...........    $   29        $   --        $--        $   (29)      $   --
  Reserve for excess and obsolete
     inventories......................    $  145        $  955        $--        $    --       $1,100

                                 EXHIBIT INDEX

  EXHIBIT                                                                    SEQUENTIALLY
  NUMBER                               DESCRIPTION                            NUMBER PAGE
  -------                              -----------                           -------------
 2.4(12)       Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical
               Systems, Inc................................................
 2.5(13)       Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp............
 3.1(3)        Certificate of Incorporation................................
 3.2(3)        Amended Bylaws..............................................
 4.1(1)        Specimen Certificate of Common Stock........................
 4.2++         Form of $1,000,000 5% Convertible Debenture to be issued by the Company to Cosmotec Co., Ltd. on June 15, 2000..........
10.1(3)        Form of Indemnification Agreement entered into between the
               Registrant and its directors and officers...................
10.2(3)**      The Registrant's 1996 Stock Option Plan and forms of
               agreements thereunder.......................................
10.3(3)**      The Registrant's Employee Stock Purchases Plan and forms of agreement thereunder........................................
10.7(3)*       Stock Purchase and Technology License Agreement dated
               September 10, 1994, as amended on September 29, 1995, by and among EndoSonics, Radiance and SCIMED Life Systems, Inc.
               ("SCIMED")..................................................
10.15(3)       Industrial Lease dated February 23, 1995 by and between the
               Irvine company and Radiance.................................
10.20(6)       License Agreement dated May 16, 1997 by and between Radiance and EndoSonics..............................................
10.21(6)       Register Rights Agreement dated May 14, 1997 by and between
               Radiance and EndoSonics.....................................
10.22(7)**     1997 Supplemental Stock Option Plan.........................
10.23(8)       Stock Purchase Agreement dated as of February 10, 1997 by
               and between EndoSonics and the Company......................
10.24(9)*      License Agreement by and between the Company and Guidant
               Corporation dated June 19, 1998.............................
10.25(14)**    1996 Stock Option/Stock Issuance Plan (as Amended and
               Restated as of April 8, 1997, March 12, 1998 and November 3,
               1998).......................................................
10.26(15)**    1997 Stock Option Plan (As Amended as of June 15, 1998)
               assumed by Registrant pursuant to its acquisition of
               Radiance Medical Systems, Inc. on January 14, 1999..........
10.27**+       Amendment to Employment Agreement dated as of February 1,
               1999 between the Company and Michael R. Henson and form of
               Employment Agreement entered into on January 14, 1999
               between the Company and Michael R. Henson...................
10.27.1**      Second Amendment to Employment Agreement dated December 10,
               1999 between the Company and Michael R. Henson and form of
               Employment Agreement entered into on January 14, 1999
               between the Company and Michael R. Henson...................
10.28**+       Employment Agreement entered into as of February 1, 1999 by and between the Company and Stephen R. Kroll................

  EXHIBIT                                                                    SEQUENTIALLY
  NUMBER                               DESCRIPTION                            NUMBER PAGE
  -------                              -----------                           -------------
10.28.1**      Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Stephen R. Kroll................
10.29**+       Form of Employment Agreement by and between the Company and
               Jeffrey Thiel...............................................
10.29.1**      Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Jeffrey Thiel...................
10.31++        Joint Venture Agreement dated June 15, 1999 between the
               Company and Globe Co., Ltd. The following exhibits to the
               Joint Venture Agreement have not been filed: Supply
               Agreement dated June 15, 1999 between the Company and
               Radiatec, Inc.; and, International Distributor Agreement
               dated June 15, 1999 between Radiatec, Inc., Globe Co., Ltd.,
               Cosmotec Co. , Ltd. and the Company. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to the Commission upon request.................................
10.32**        Form of Employment Agreement dated October 7, 1999 by and
               between the Company and Edward Smith........................
10.33**        Form of Employment Agreement by dated January 14, 1999 by
               and between the Company and Brett Trauthen..................
10.33.1**      Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Brett Trauthen..................
10.34*         Facility Set-up and Contract Manufacturing Agreement dated
               July 28, 1999 between the Company and Bebig GmbH............
10.35*         License Agreement dated July 28, 1999 between the Company
               and Bebig GmbH..............................................
21.1           List of Subsidiaries........................................
23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants.................................................
23.2           Consent of Ernst & Young LLP, Independent Auditors..........
24.1+          Power of Attorney (Reference is made to page 37 of the
               Annual Report on Form 10-K).................................
27.1           1999 Financial Data Schedule................................
27.2           1998 Financial Data Schedule................................
27.3           1997 Financial Data Schedule................................

---------------
  * Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

 **  Indicates compensatory plan or arrangement.

  + Previously filed as an exhibit to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

 ++ Previously filed as an exhibit to the Company's Report on Form 10-Q file with the Securities and Exchange Commission on August 13, 1999.

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