Form 10-Q
period 2000-03-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2000-05-15
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended March 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the transition period from __________________ to ____________________


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

On May 5, 2000, the Registrant had outstanding approximately 12,037,000 shares of Common Stock (including 686,000 of treasury shares) of $.001 par value, which is the Registrant's only class of Common Stock.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                    Form 10-Q

                                 March 31, 2000

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed consolidated balance sheets at March 31, 2000 and
          December 31, 1999                                                 3

        Condensed consolidated statements of operations for the three
          months ended March 31, 2000 and 1999                              4

        Condensed consolidated statements of cash flows for the three
          months ended March 31, 2000 and 1999                              5

        Notes to condensed consolidated financial statements                6

Item 2. Management's discussion and analysis of financial condition
          and results of operations                                        13

Part II. Other Information

Items 1 through 6.                                                         21

Signatures                                                                 22

Exhibit Index                                                              23

                         RADIANCE MEDICAL SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2000             1999
                                                                  ----------       -----------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and equivalents                                             $  1,714         $  2,051
  Marketable securities available-for-sale                           18,281           20,004
  Trade accounts receivable, net                                        566            1,070
  Other receivables                                                   2,117              742
  Inventories                                                           766              822
  Other current assets                                                  154              259
                                                                   --------         --------
      Total current assets                                           23,598           24,948
Property and equipment, net                                             981            1,109
Notes receivable from officers                                          121              118
Intangibles, net                                                      3,462            3,667
Other assets                                                             32               31
                                                                   --------         --------
Total assets                                                       $ 28,194         $ 29,873
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $  2,293         $  2,714
  Deferred revenue                                                      797            1,028
                                                                   --------         --------
      Total current liabilities                                       3,090            3,742
Deferred revenue                                                        750              786
Minority interest                                                       230              234
                                                                   --------         --------
      Total liabilities                                               4,070            4,762
                                                                   --------         --------
Commitments and contingencies  (Note 8)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                            --               --
Common stock, $.001 par value; 30,000,000 authorized,
  12,030,000 shares and 11,896,000 shares outstanding as of
  March 31, 2000 and December 31, 1999, respectively                     12               12
Additional paid-in capital                                           69,872           69,483
Deferred compensation                                                  (478)            (524)
Accumulated deficit                                                 (41,780)         (40,333)
Treasury stock at cost, 686,000 common shares as of
  March 31, 2000 and December 31, 1999                               (3,675)          (3,675)
Accumulated other comprehensive income                                  173              148
                                                                   --------         --------
      Total stockholders' equity                                     24,124           25,111
                                                                   --------         --------
Total Liabilities and Stockholders' Equity                         $ 28,194         $ 29,873
                                                                   ========         ========

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   2000             1999
                                                 --------         --------
Revenue:
  Sales                                          $    570         $  1,193
  License revenue                                   1,792              563
                                                 --------         --------
Total revenue                                       2,362            1,756
  Cost of sales                                       493              847
                                                 --------         --------
Gross profit                                        1,869              909
                                                 --------         --------
Operating expenses:
  Charge for acquired in-process research
   and development                                     --            4,194
  Research, development and clinical                2,745            2,047
  Marketing and sales                                 323              767
  General and administrative                          727              770
  Minority interest                                    (1)              --
                                                 --------         --------
Total operating expenses                            3,794            7,778
                                                 --------         --------
Loss from operations                               (1,925)          (6,869)
                                                 --------         --------
Other income (expense):
   Interest income                                    293              315
   Gain on sale of assets                             233              228
   Other expense                                      (48)             (22)
                                                 --------         --------
          Total other income                          478              521
                                                 --------         --------
Net loss                                         $ (1,447)        $ (6,348)
                                                 ========         ========
Basic and diluted net loss per share             ($  0.13)        ($  0.60)
                                                 ========         ========
Shares used in computing basic and
    diluted net loss per share                     11,279           10,600
                                                 ========         ========

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                 2000            1999
                                                               -------         --------
Cash flows from operating activities:
   Net loss                                                    $(1,447)        $ (6,348)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                322              375
      Amortization of deferred compensation                         46               58
      Bad debt expense                                              38               38
      Foreign currency exchange loss                                46               78
      Charge for acquired in-process research and
          development                                               --            4,194
      Loss (gain) on sale of assets                                 28             (228)
      Minority interest in losses of Radiatec                       (1)               0
   Changes, net of effects from 1999 purchase of
     (former) Radiance:
         Trade accounts receivable, net                            466              973
         Inventories                                                56              (10)
         Other assets                                           (1,273)             131
         Accounts payable and accrued expenses                    (422)          (1,837)
         Deferred revenue                                         (267)             438
                                                               -------         --------
              Net cash used in operating activities             (2,408)          (2,138)
                                                               -------         --------

Cash flows provided by investing activities:
   Purchases of available-for-sale securities                   (3,979)         (11,544)
   Sales of available-for-sale securities                        5,680           11,263
   Capital expenditures for property and equipment
     and other assets                                              (19)             (75)
   Sale of Vascular Access product line, net                        --            1,082
   Purchase of Radiance, net of cash acquired                       --              455
                                                               -------         --------
              Net cash provided by investing activities          1,682            1,181
                                                               -------         --------

Cash flows provided by financing activities:
   Proceeds from sale of common stock                              107               89
   Proceeds from exercise of common stock options                  282               15
   Proceeds from repayment of affiliate debt                        --               56
                                                               -------         --------
              Net cash provided by financing activities            389              160
                                                               -------         --------

Net decrease in cash and cash equivalents                         (337)            (797)
Cash and cash equivalents, beginning of period                   2,051            1,437
                                                               -------         --------
Cash and cash equivalents, end of period                       $ 1,714         $    640
                                                               =======         ========

Supplemental disclosure of non-cash investing activities:

The Company acquired the remaining common stock of RMS
  and, in connection with the transaction, the following
  liabilities were assumed:
          Fair value of assets acquired                                        $  8,962
          Cash paid                                                                (692)
          Common stock and options issued                                        (8,035)
                                                                               --------
            Liabilities assumed                                                $    235
                                                                               ========

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to as "Radiance" or the "Company") was incorporated in March 1992 in the State of California and reincorporated in Delaware in 1993. The Company and its subsidiaries design, develop, manufacture and market proprietary therapeutic catheters and stents used to treat certain vascular diseases. Accordingly, the Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

3. INVENTORIES

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                               MARCH 31, 2000    DECEMBER 31, 1999
                               --------------    -----------------

        Raw materials              $402                $398
        Work-in-process             158                  94
        Finished goods              206                 330
                                   ----                ----
                                   $766                $822
                                   ====                ====

4. LICENSE REVENUE

In June of 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute stent delivery products using the Company's Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. A milestone payment for $1,000 was received in the first quarter of 1999. Based upon the completion of certain milestones, the Company recognized $562 in license revenue in the first quarter of 1999. During the first quarter of 2000, the Company recorded $1,681 in license revenue due on licensed product sales by Guidant.

5. COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive loss included the following:

                                                      THREE MONTHS ENDED
                                              ----------------------------------
                                              MARCH 31, 2000      MARCH 31, 1999
                                              --------------      --------------
        Net loss                                 $(1,447)            $(6,348)
        Unrealized loss on
          available-for-sale securities              (22)               (101)
        Foreign currency translation
          adjustment                                  47                 (64)
                                                 -------             -------
            Comprehensive loss                   $(1,422)            $(6,513)
                                                 =======             =======

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

6. SALE OF ASSETS AND ACQUISITION

Sale of Assets of Vascular Access Product Line

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access product line to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1,104 for assets transferred, including inventory ($704) and property and equipment ($146). It received an additional $1,000 upon the completion of the transfer of the assets and technology in October 1999 and also is entitled to receive royalty payments upon the sale of products for a five-year period following the sale. In 1999, the Company continued to manufacture certain vascular access products for ten months following the completion of the sale on a "cost plus" basis. In the first quarter of 2000, the Company recognized the pro rata minimum royalty due for the quarter of $75.

Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of the capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the merger, the Company paid former stockholders of RMS $3.00 for each share of RMS preferred stock and $2.00 for each share of RMS common stock, for a total consideration of approximately $7,432, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company common stock, and $692 in cash to certain RMS stockholders who elected to receive cash. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS common stock as other holders of RMS common stock. The options not exercised prior to the completion of the merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,776 shares of the Company's common stock for total consideration of $1,150.

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

In addition, under the merger agreement, Radiance share and option holders could have received product development milestone payments of $2.00 for each share of preferred stock and $3.00 for each share of common stock. The first of the milestone payments, which was scheduled during the second quarter of 1999 and extended into the third quarter of 1999, was not met. As a result, the total of potential milestone payments, before adjustment for early or late achievement of the milestones, is reduced to $1.69 for each share of preferred stock and $2.54 for each share of common stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. Any milestone payments will be capitalized as additions to the purchase price.

The RMS merger consideration was allocated to tangible assets (aggregating approximately $459), acquired and assumed liabilities (aggregating approximately $235), with the remaining merger consideration being allocated to acquired in-process research and development ("IPR&D"), developed technology and employment contracts, according to an independent valuation.

Significant portions of the RMS merger consideration were identified as intangible assets. Valuation techniques were employed that reflect recent guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to IPR&D. At the date of the merger, technological feasibility of IPR&D projects had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the purchase price allocated to IPR&D of $4,194, in accordance with generally accepted accounting principles, in the first quarter of 1999. The fair values of the developed technology and employment contracts (i.e., the identified intangibles) at the date of the acquisition of the remainder of the capital stock of RMS were $3,079 and $1,229, respectively.

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

7.  DEFERRED REVENUE

Deferred Distributor Fees

In June of 1999, the Company granted Cosmotec Co., Ltd. (Cosmotec) of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an up-front cash payment and will recognize the revenue ratably over the seven-year term of the distribution agreement. The Company recognized $36 of the aforementioned revenue during the quarter ended March 31, 2000. In addition, the Company is committed to a credit facility with Cosmotec. See Note 8.

Deferred Gain on Sale of Assets

In August of 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and has until December of 2000 to exercise the option. The option premium is being recognized on a straight-line basis over the option term, resulting in a gain of $231 being recognized as other income for the quarter ended March 31, 2000. The remainder, $655, will be recognized ratably over the next three quarters.

Although the likelihood of exercise is uncertain, if the option is exercised, the Company will receive an additional payment of approximately $2,000 in 2000.

8. Commitments and Contingencies

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

The Company has filed an answer and discovery is commencing. Although the outcome of the matter cannot be predicted with any certainty, the Company believes that this matter will not have a material adverse effect on its financial position, operating results, or cash flows. However, if EndoSonics prevails in their suit, the Company may have to pay damages and/or renegotiate its license agreement with Guidant. See Note 4.

Radiance is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

Credit Facility with Cosmotec

In June 1999, in conjunction with an agreement to grant Cosmotec distribution rights to market the Company's vascular radiation therapy products in Japan, a 5%, $1,000 convertible debenture agreement was executed between the Company and Cosmotec. The borrowing under the agreement will take place in June 2000 and will mature in June 2003. At any time prior to the repayment of the debt, Cosmotec may convert the debenture into shares of common stock of the Company at an initial conversion price of $7.00 per share. The conversion price may be adjusted due to equity transactions including, but not limited to, stock issuances, convertible security issuances, stock splits, dividends, and warrant issuances. See Note 7.

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two year contract manufacturing agreement with Bebig GmbH ("Bebig") to manufacture its radiation therapy catheter in Europe. According to the agreement, during 1999 Radiance paid $100 and, in 2000, will pay approximately $675 of certain facility set-up fees. Radiance

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

will prepare the manufacturing equipment used to perform the final assembly of the RDX catheter, estimated to cost approximately $600 to $700, and Bebig will purchase the equipment from Radiance for $500. The cost of the facility set up fees, equipment costs and other costs could increase materially from the aforementioned amounts as the design of the production processes and facilities evolves over the next three quarters. The Company will pay all material and third party costs associated with production validation. Radiance will also pay Bebig an agreed amount for each unit produced. For a nominal charge, the Company can renew the agreement for three successive, two-year terms.

In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement for certain radiation technology that it believes may be useful in the development of its radiation therapy products. There is a minimum annual license fee of $200, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000 and royalty fees for any products sold worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Radiance cautions stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and statements located elsewhere herein regarding Radiance's financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which Radiance operates, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from Radiance's expectations ("Cautionary Statements") are disclosed in the Annual Report on Form 10-K, including, but not limited to, those discussed in "Item 7--Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements.

Overview

Incorporated in March 1992, Radiance Medical Systems, Inc. ("Radiance," or the "Company") develops, manufactures and markets proprietary devices for the prevention of the recurrence of atherosclerotic blockages following the interventional treatment of atherosclerosis. Radiance currently is primarily engaged in conducting research and development on radiation therapy, and its primary product under development is the RDX Catheter, a balloon catheter-based delivery system designed to allow the temporary delivery of radioactive materials to the area of an artery that has been treated with conventional interventional therapy such as Percutaneous Transluminal Coronary Angioplasty ("PTCA"), atherectomy and/or stent deployment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company is the result of an acquisition effected in January 1999 by the merger of the (former) Radiance Medical Systems, Inc. ("RMS") with and into CVD/RMS Acquisition Corporation, a wholly-owned subsidiary of CardioVascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.). RMS originally was formed by the Company as a separate entity to focus on the development of radiation therapy technology for the treatment of cardiovascular disease, and to obtain financing for such development from sources other than the Company. As a result of the merger, the Company reacquired all of the shares of RMS which it did not own.

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

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute products using the Company's focus technology. Under the terms of the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technological knowledge to Guidant, and royalty payments based upon the sale of products using focus technology by Guidant. See Note 4 to the Condensed Consolidated Financial Statements.

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access product line to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1.1 million for actual assets transferred, and an additional $1.0 million upon the completion of the transfer of the assets and technology in October 1999, and also is entitled to receive royalty payments upon the sale of products for a five-year period. The Company continued to manufacture certain vascular access products on a "cost plus" basis for ten months following the completion of the sale. See Note 6 to the Condensed Consolidated Financial Statements.

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the capital stock which it did not own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the merger, the Company paid former stockholders of RMS $3.00 for each share of RMS preferred stock and $2.00 for each share of RMS common stock, for a total consideration of approximately $7.4 million, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company common stock, and $0.7 million in cash to certain RMS stockholders who elected to receive cash. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the Merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS common stock as other holders of RMS common stock. The options not exercised prior to the completion of the Merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,776 shares of the Company's common stock.

In addition, Radiance share and option holders could have received product development milestone payments of $2.00 for each share of preferred stock and $3.00 for each share of common stock. The first of the milestone payments, which was scheduled during the second quarter of 1999 and extended into the third quarter of 1999, was not met. As a result, the total of potential milestone payments, before adjustment for early or late achievement of the milestones, is reduced to $1.69 for each share of preferred stock and $2.54 for each share of common stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. See Note 6 to the Condensed Consolidated Financial Statements.

In June 1999, the Company granted Cosmotec Co., Ltd. ("Cosmotec") of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1.0 million as an upfront cash payment and began recognizing income ratably over the seven year term of the agreement. Radiance will also receive $1.0 million from Cosmotec for a debenture issuable in June 2000, which will be convertible into Radiance common stock over the subsequent three-year period at an initial conversion price of $7 per share. As part of the transaction with Cosmotec, it was agreed that a joint venture between the Company and an affiliate of Cosmotec would be formed to gain regulatory approval of and provide

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

distribution for the Company's RDX catheter products in Japan. In August 1999, the Company purchased for $0.2 million a 51% interest in the joint venture, named Radiatec.

In July 1999, the Company entered into a two year contract manufacturing agreement with Bebig GmbH ("Bebig") to manufacture its radiation therapy catheter in Europe. Pursuant to the agreement, during 1999 Radiance paid $0.1 million and, in 2000, will pay approximately $0.7 million of certain facility set-up fees. The Company will also pay all material and third party costs associated with production validation. Radiance will prepare the manufacturing equipment used to perform the final assembly of the RDX catheter, estimated to cost approximately $0.6 million to $0.7 million, and Bebig will purchase the equipment from Radiance for $0.5 million. Radiance will also pay Bebig an agreed amount for each unit produced. The cost of the facility set up fees, equipment costs and other costs could increase materially from the aforementioned amounts as the design of the production processes and facilities evolves over the coming year. All costs incurred by the Company under the aforementioned agreements with Bebig have been expensed.

For a nominal charge, the Company can renew the agreement with Bebig for three successive two-year terms. In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement for certain radiation technology that it believed may be useful in the development of its radiation therapy products. Pursuant to the sub-license agreement, the Company must pay a minimum annual license fee of $0.2 million, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000, and royalty fees for any products sold worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates.

In August of 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1.2 million for the option and has until December of 2000 to exercise the option. A gain of $0.2 million was recognized in other income in the first quarter of 2000 and the remainder, $0.7 million, will be recognized over the remaining term of the option. Although the likelihood of exercise is uncertain, if the aforementioned option is exercised, the Company will receive an additional payment of approximately $2.0 million in 2000. See Note 7 to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

First quarter of 2000 compared to the same period in 1999

         Sales Revenue. Sales revenue for the first quarter of 2000 decreased 52% to $0.6 million compared to $1.2 million for the first quarter of 1999. The decrease resulted primarily from the sale of competing products by Guidant based upon the license of Focus technology to them and the sale of the Vascular Access product line in January 1999. Management anticipates that product sales revenue will continue to be materially lower in subsequent periods of 2000 compared with the same periods of 1999 for the above-mentioned reasons.

         License Revenue. $1.8 million in license revenue was recognized in the first quarter of 2000 for royalties on product sales under the technology license agreement with Guidant. Management anticipates that license revenues will continue to be materially higher in subsequent periods of 2000 compared with the same periods of 1999 as Guidant began marketing the licensed products late in the third quarter of 1999.

         Cost of Sales. The cost of sales for the first quarter of 2000 decreased to 21% compared to 48% of revenues for the same period of 1999. The decrease is attributable primarily to the increase in license revenues, as mentioned above, that had no associated cost of sales, offset somewhat by relatively higher cost of sales due to pricing pressure in certain foreign markets and higher per unit costs on low volume production.

         Charge for Acquired In Process Research and Development. Due to the acquisition of the remaining shares of RMS not owned by the Company, the Company recognized a charge of $4.2 million for acquired in-process research and development in January 1999. See Note 6 to the Condensed Consolidated Financial Statements.

         Research and Development. Research and development expenses, which include clinical expenses, were $2.7 million and $2.0 million in the quarters ended March 31, 2000 and 1999, respectively. During the quarter ended March 31, 2000, the Company directed its development efforts on the RDX catheter and expects the overall expenditures to increase in the second quarter and in the remainder of 2000, compared to the expenditures for the same periods of 1999, if the technology continues to prove to be suitable for clinical trials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         At any time during the development process, work on the technology could be halted or restarted under a different design, for example, unless the efficacy of the design and technology is proven at each stage of its development. There is no certainty that the technology will ever reach the market or produce material sales due to many risks, including competitor development of superior technologies or products, an unrecoverable product cost, lack of product reimbursement, the uncertainty of regulatory approval and other factors mentioned below concerning the risks associated with Radiance's operations within this market.

         Marketing and Sales. Marketing and sales expenses decreased 58% to $0.3 million, down $0.5 million in the quarter ended March 31, 2000, compared to $0.8 million in the same period of 1999. This decrease primarily reflects reductions in the Company's international sales force and related expenses.

         General and Administrative. General and administrative expenses decreased by 6% to $0.7 million for the quarter ended March 31, 2000, from $0.8 million for the same quarter in 1999 due primarily to reduction of the German sales operation.

         Minority Interest. The minority interest relates to a 49% ownership of the Japan distribution joint venture, Radiatec, mentioned above. The venture began limited operations in the third quarter of 1999 to obtain Japanese regulatory approval and, thereafter, will begin marketing the Company's RDX catheter products.

         Other Income (Expense). Other income was $0.5 million in the first quarter of 2000 and the same period of 1999 and consists of interest income and the pro rata portion of income from the sale of assets. See Notes 6 and 7 to the Condensed Consolidated Financial Statements.

         Radiance has experienced an operating loss for each of the last three years and expects to continue to incur operating losses through at least the end of 2000. Radiance's results of operations have varied significantly from quarter to quarter. Quarterly operating results depend upon several factors, including the timing and amount of expenses associated with development of the RDX catheter, the conduct of clinical trials and the timing of regulatory approvals, new product introductions both in the United States and internationally, varying product sales by the Company's licensee, the mix between domestic and export sales, variations in foreign exchange rates, changes in third-party payors' reimbursement policies and healthcare reform. The Company does not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

In the second quarter of 1996, the Company closed its initial public offering of common stock, resulting in net proceeds of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. For the quarters ended March 31, 2000 and 1999, the Company's net cash used in operating activities was $2.4 and $2.1 million, respectively. The increase in net cash used, comparing the first quarter of 2000 and 1999, resulted primarily from relatively lower product sales and thus accounts receivable collections in the first quarter of 2000.

On March 31, 2000, the Company had cash, cash equivalents and marketable securities available for sale of $20.0 million. The Company expects to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and expects to utilize increased levels of working capital prior to achieving positive cash flow from operations. The Company anticipates that its existing capital resources will be sufficient to fund its operations through June 30, 2001. Radiance's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the regulatory approval process, the costs involved in intellectual property rights enforcement or litigation, competitive products, the establishment of manufacturing capacity, the establishment of sales and marketing capabilities, and the establishment of collaborative relationships with other parties. The Company may need to raise funds through additional

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Trade accounts receivable, net, decreased 47% to $0.6 million as of March 31, 2000, compared with $1.1 million at December 31, 1999. The decrease resulted primarily from the license of technology to Guidant and the sale of the Vascular Access product line in the first quarter of 1999.

Other receivables increased 185% to $2.1 million as of March 31, 2000 compared with $0.7 million at December 31, 1999. The increase is primarily attributable to an increase in the license revenue receivable from Guidant of $1.5 million for licensed product sales during the first quarter of 2000.

Accounts payable and accrued expenses decreased 16% to $2.3 million at March 31, 2000, compared with $2.7 million at the end of 1999, primarily due to annual incentive compensation and other payroll-related payments.

Deferred revenue decreased 15% to $1.5 million at March 31, 2000 from $1.8 million at the end of 1999. The decrease was due to the recognition of deferred revenue on the sale of an asset and deferred license revenue during the first quarter of 2000. See Notes 4, 6 and 7 to the Condensed Consolidated Financial Statements.

                                    PART II.

                               OTHER INFORMATION

Items 1, 3, 4 and 5. Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds

In the second quarter of 1996, the Company closed its initial public offering of common stock ("IPO"), SEC file number 333-04560, resulting in net proceeds of $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. The Company used approximately $2.7 million of the net proceeds from its IPO for repayment of certain outstanding indebtedness to EndoSonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until March 31, 2000, in the normal course of business, the Company has paid salaries and bonuses in excess of $0.1 million each to ten present and former officers of the Company and used $18.2 million for working capital. The Company has also used approximately $2.2 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of the first quarter of 2000, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a warrant to acquire 1,500,000 shares of Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. In January 1999, the Company paid $0.7 million to stockholders of RMS who elected to receive cash for their RMS common stock and $0.6 million in costs relating to the acquisition of the remaining common stock of RMS not held by the Company. At March 31, 2000, approximately $19.5 million was held in temporary investments, of which approximately $5.5 million, $13.0 million and $1.0 million was invested in U.S. Federal and State Agency debt securities, corporate debt securities and foreign government debt securities, respectively.

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

                                         RADIANCE MEDICAL SYSTEMS, INC.


Date: May 12, 2000                       /s/ Michael R. Henson
                                         --------------------------------
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date: May 12, 2000                       /s/ Stephen R. Kroll
                                         --------------------------------
                                         Vice President-Finance and Chief
                                          Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX


               EXHIBIT
               NUMBER             DESCRIPTION
               --------           -----------

                 27           Financial Data Schedule