Form 10-Q
period 2000-06-30
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2000-08-11
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________ to ___________


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

On August 7, 2000, the Registrant had outstanding approximately 12,069,000 shares of Common Stock (including 686,000 of treasury shares) of $.001 par value, which is the Registrant's only class of Common Stock.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                    Form 10-Q

                                  June 30, 2000

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed consolidated balance sheets at June 30, 2000 and
            December 31, 1999                                                  3

          Condensed consolidated statements of operations for the three
            and six months ended June 30, 2000 and 1999                        4

          Condensed consolidated statements of cash flows for the six
            months ended June 30, 2000 and 1999                                5

          Notes to condensed consolidated financial statements                 6

Item 2.   Management's discussion and analysis of financial condition
            and results of operations                                         14

Part II.  Other Information

Items 1 through 6.                                                            24

Signatures                                                                    26

Exhibit Index                                                                 27

                         RADIANCE MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                   June 30,       December 31,
                                                                     2000             1999
                                                                   --------       ------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                             $  3,585         $  2,051
  Marketable securities available-for-sale                           16,712           20,004
  Trade accounts receivable, net                                        590            1,070
  Other receivables                                                   2,188              742
  Inventories                                                         1,060              822
  Other current assets                                                   91              259
                                                                   --------         --------
      Total current assets                                           24,226           24,948
Property and equipment, net                                             875            1,109
Notes receivable from officers                                          123              118
Intangibles, net                                                      3,237            3,667
Other assets                                                             32               31
                                                                   --------         --------
      Total assets                                                 $ 28,493         $ 29,873
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $  2,965         $  2,714
  Deferred revenue                                                      504            1,028
                                                                   --------         --------
      Total current liabilities                                       3,469            3,742
Deferred revenue                                                        400              786
Convertible debenture                                                 1,402               --
Minority interest                                                       216              234
                                                                   --------         --------
      Total liabilities                                               5,487            4,762
                                                                   --------         --------

Commitments and contingencies  (Note 8)

Stockholders' equity:

Convertible preferred stock, $.001 par value;
  7,560,000 shares authorized, no shares issued and
  outstanding                                                            --               --
Common stock, $.001 par value; 30,000,000 authorized,
  12,043,000 shares and 11,896,000 shares outstanding as of
  June 30, 2000 and December 31, 1999, respectively                      12               12
Additional paid-in capital                                           69,924           69,483
Deferred compensation                                                  (432)            (524)
Accumulated deficit                                                 (42,951)         (40,333)
Treasury stock at cost, 686,000 common shares as of
  June 30, 2000 and December 31, 1999                                (3,675)          (3,675)
Accumulated other comprehensive income                                  128              148
                                                                   --------         --------
      Total stockholders' equity                                     23,006           25,111
                                                                   --------         --------
      Total Liabilities and Stockholders' Equity                   $ 28,493         $ 29,873
                                                                   ========         ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                             ---------------------     ---------------------
                                               2000         1999         2000         1999
                                             --------     --------     --------     --------
                                                         (Restated)                (Restated)
Revenue:
  Sales                                      $    623     $  1,144     $  1,193     $  2,337
  License revenue                               1,919          661        3,711        1,224
                                             --------     --------     --------     --------
Total revenues                                  2,542        1,805        4,904        3,561
  Cost of sales                                   366        1,053          859        1,900
                                             --------     --------     --------     --------
Gross profit                                    2,176          752        4,045        1,661

Operating expenses:
  Charge for acquired in-process research
    and development                                --           --           --        4,194
  Research, development and clinical            2,814        2,110        5,559        4,157
  Marketing and sales                             319          166          642          933
  General and administrative                      750          674        1,477        1,444
  Minority interest                                (8)          --           (9)          --
                                             --------     --------     --------     --------
Total operating expenses                        3,875        2,950        7,669       10,728
                                             --------     --------     --------     --------
Loss from operations                           (1,699)      (2,198)      (3,624)      (9,067)

Other income (expense):
  Interest income                                 294          340          587          655
  Gain (loss) on disposal of assets               234          (97)         467          131
  Other expense                                     0          (55)         (48)         (77)
                                             --------     --------     --------     --------
          Total other income                      528          188        1,006          709
                                             --------     --------     --------     --------
Net loss                                     $ (1,171)    $ (2,010)    $ (2,618)    $ (8,358)
                                             ========     ========     ========     ========

Basic and diluted net loss per share         $  (0.10)    $  (0.18)    $  (0.23)    $  (0.77)
                                             ========     ========     ========     ========
Shares used in computing basic and
  diluted net loss per share                   11,352       10,995       11,316       10,788
                                             ========     ========     ========     ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ---------------------
                                                                         2000         1999
                                                                       --------     --------
                                                                                   (Restated)
Cash flows from operating activities:
   Net loss                                                            $ (2,618)    $ (8,358)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                         660          633
      Amortization of deferred stock compensation                            92           68
      Bad debt expense                                                       38           37
      Foreign currency exchange loss (gain)                                  23          (61)
      Charge for acquired in-process research and development                --        4,194
      Loss (gain) on sale of assets                                          28         (131)
      Minority interest in losses of Radiatec                                (9)           0
      Changes, net of effects from 1999 purchase
         of (former) Radiance:
         Trade accounts receivable, net                                     442        1,148
         Inventories                                                       (238)          29
         Other assets                                                    (1,283)         147
         Accounts payable and accrued expenses                              251       (1,132)
         Deferred revenue                                                  (507)       1,876
                                                                       --------     --------
              Net cash used in operating activities                      (3,121)      (1,550)
                                                                       --------     --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                            (7,283)     (15,482)
   Sales of available-for-sale securities                                10,523       15,877
   Capital expenditures for property and equipment
     and other assets                                                       (26)        (112)
   Sale of Vascular Access product line, net                                 --        1,070
   Purchase of Radiance, net of cash acquired                                --         (259)
                                                                       --------     --------
              Net cash provided by investing activities                   3,214        1,094
                                                                       --------     --------

Cash flows from financing activities:
   Proceeds from issuance of convertible debenture                        1,000           --
   Proceeds from sale of common stock                                       107           89
   Proceeds from exercise of common stock options                           334           67
   Proceeds from repayment of affiliate debt                                 --           64
                                                                       --------     --------
              Net cash provided by financing activities                   1,441          220
                                                                       --------     --------

Net increase (decrease) in cash and cash equivalents                      1,534         (236)
Cash and cash equivalents, beginning of period                            2,051        1,437
                                                                       --------     --------
Cash and cash equivalents, end of period                               $  3,585     $  1,201
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
                                                                                    ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  June 30, 2000

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

As a result of the 1999 closing of Radiance Medical Systems GmbH (formerly known as Clinitec GmbH), the Company's German distribution subsidiary, the Company reconsidered the initial accounting for the acquisition of this subsidiary in 1997. As more fully described in the Annual Report on Form 10-K for the year ended December 31, 1999, the Company restated operating results primarily to eliminate 1997 sales to Clinitec not paid for by the date of the acquisition, the associated goodwill capitalized in 1997 and the goodwill-related charges recorded in 1999. The impact of the restatement on goodwill amortization of $295 has been reflected in three and six month periods ended June 30, 1999. The restatement has no effect on cash flows from operations or other sources or uses of cash.

2.  Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

shares of the Company's common stock granted under the Company's stock option plan and shares issuable upon the conversion of the convertible debenture have been excluded from the calculation of diluted earnings per share as they are anti-dilutive. See Note 5.

3.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                                June 30, 2000    December 31, 1999
                                -------------    -----------------
          Raw materials            $  403              $398
          Work-in-process             220                94
          Finished goods              437               330
                                   ------              ----
                                   $1,060              $822
                                   ======              ====

4.  Deferred Revenue

Deferred Distributor Fees

In June 1999, the Company granted Cosmotec Co., Ltd. (Cosmotec) of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an up-front cash payment and will recognize the revenue ratably over the seven-year term of the distribution agreement. During the second quarter and first six months of 2000, the Company recognized $5 and $41, respectively, of the aforementioned revenue. In addition, the Company has issued a $1,000 convertible debenture to Cosmotec. As a result of the valuation of the convertible debenture, the revenue to be recognized as a deferred distributor fee was reduced by $377 in June 2000. See Note 5.

Deferred Gain on Sale of Assets

In August 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and has until December 2000 to exercise the option. The option premium is being recognized on a straight-line basis over the option term, resulting in a gain of $231 and $462 being recognized as other income for the second quarter and first six months of 2000, respectively. The

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

remainder of $424 will be recognized ratably over the next two quarters. Although the likelihood of exercise is uncertain, if the option is exercised, the Company will receive an additional payment of approximately $2,000 in 2000.

Deferred License and License Revenue

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant them the ability to manufacture and distribute stent delivery products using the Company's Focus technology. Under the Agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. The last two milestone payments of $1,000 were received in the first six months of 1999. Based upon the completion of certain milestones, the Company recognized $562 and $1,124 in license revenue in the second quarter and first six months, respectively, of 1999. During the second quarter and first six months of 2000, the Company recorded $1,840 and $3,520, respectively, in license revenue due on licensed product sales by Guidant.

5. Convertible Debenture

In June 1999, in conjunction with an agreement to grant Cosmotec distribution rights to market the Company's vascular radiation therapy products in Japan, a convertible debenture agreement was executed between the Company and Cosmotec whereby the Company was committed to sell Cosmotec a 5%, $1,000 face amount convertible debenture in June 2000. The borrowing under the agreement took place in June 2000 and will mature in June 2003. At any time prior to the repayment of the debt, Cosmotec may convert the debenture into shares of common stock of the Company at an initial conversion price of $7.00 per share. The conversion price may be adjusted due to equity transactions including, but not limited to, stock issuances, convertible security issuances, stock splits, dividends, and warrant issuances. On August 10, 2000, Cosmotec notified us that they will convert the debenture into 142,857 shares of our common stock.

The Company recorded the convertible debenture at its fair value of $1,407, and the difference between the fair value and the cash proceeds received from this debenture has been recorded as a reduction in the deferred revenue associated with the distribution agreement. The excess of the debenture value over its maturity value

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

of $1,000 will be amortized to interest expense over the debenture's three-year term. During June 2000, $5 was amortized to interest expense. See Note 4.

6. Comprehensive Loss

Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive loss included the following:

                                               Three Months                          Six Months
                                              Ended June 30,                       Ended June 30,
                                         -------------------------           -------------------------
                                          2000              1999              2000              1999
                                         -------           -------           -------           -------
Net loss                                 $(1,171)          $(2,010)          $(2,618)          $(8,358)
Unrealized loss on
  available-for-sale securities              (29)               (7)              (51)             (108)
Foreign currency translation
  adjustment                                 (16)                2                31               (62)
                                         -------           -------           -------           -------
Comprehensive loss                       $(1,216)          $(2,015)          $(2,638)          $(8,528)
                                         =======           =======           =======           =======

7. Sale of Assets and Acquisition

Sale of Assets of Vascular Access Assets

In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access assets to Escalon Medical Corporation ("Escalon"). The Company received an initial payment of $1,104 for assets transferred, including inventory ($704) and property and equipment ($146). It received an additional $1,000 upon the completion of the transfer of the assets and technology in October 1999 and also is entitled to receive royalty payments upon the sale of products for a five-year period following the sale. In 1999, the Company continued to manufacture certain vascular access products for ten months following the completion of the sale on a "cost plus" basis. During the second quarter and first six months of 1999, the Company recognized royalties of $99. In the second quarter and first six months of 2000, the Company recognized the pro rata minimum royalty due of $75 and $150, respectively.

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of the capital stock which it did not previously own of the (former) Radiance Medical Systems, Inc. ("RMS"). Pursuant to the merger, the Company paid former stockholders of RMS $3.00 for each share of RMS preferred stock and $2.00 for each share of RMS common stock, for a total consideration of approximately $7,432, excluding the value of Radiance common stock options to be provided to RMS optionholders in exchange for their RMS common stock options. The consideration was paid by delivery of an aggregate of 1,900,157 shares of Company common stock, and $692 in cash to certain RMS stockholders who elected to receive cash. Options for 546,250 shares of RMS common stock accelerated and vested immediately prior to the completion of the merger. Of these, 1,250 were exercised, and holders received the same consideration for their shares of RMS common stock as other holders of RMS common stock. The options not exercised prior to the completion of the merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,776 shares of the Company's common stock for total consideration of $1,150.

In addition, under the merger agreement, Radiance share and option holders could have received product development milestone payments of $2.00 for each share of preferred stock and $3.00 for each share of common stock. The first of the milestones was not achieved and completion of the second milestone is behind schedule. Because the first milestone was not met, the total of potential milestone payments, before adjustment for early or late achievement of the milestones, is reduced to $1.69 for each share of preferred stock and $2.54 for each share of common stock. The milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. Any milestone payments will be capitalized as additions to the purchase price.

The RMS merger consideration was allocated to tangible assets (aggregating approximately $459), acquired and assumed liabilities (aggregating approximately $235), with the remaining merger consideration being allocated to acquired in-

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

process research and development ("IPR&D"), developed technology and employment contracts, according to an independent valuation.

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

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two year contract manufacturing agreement with Bebig GmbH ("Bebig") to perform final assembly of its radiation therapy catheter in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $100 during 1999 and, in 2000, will pay approximately $1,247 of certain facility set-up fees. Radiance will prepare the manufacturing equipment used to perform the final assembly of the RDX catheter, estimated to cost approximately $700, and Bebig will purchase the equipment from Radiance for $500. The cost of the facility set up fees, equipment costs and other costs could increase materially from the aforementioned amounts as the design of the production processes and facilities evolves over the next three quarters. The Company will pay all material and third party costs associated with production validation. Radiance will also pay Bebig an agreed amount for each unit produced. For a nominal charge, the Company can renew the agreement for three successive, two-year terms.

In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement for certain radiation technology that it believes may be useful in the development of its radiation therapy products. There is a minimum annual license fee of $200, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000 and royalty fees for any products sold worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed as research and development costs.

9. Recent Accounting Pronouncements

In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)


financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board No. 25 ("APB 25"). This interpretation clarifies:
1. The definition of an employee for purposes of applying APB 25; 2. The criteria for determining whether a plan qualifies as a noncompensatory plan; 3. The accounting consequences of various modifications to the terms of a previously fixed stock option or award; and 4. The accounting for an exchange of stock compensation awards in a business combination.

This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. We believe that the adoption of FIN 44 will not have a material impact on our financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Radiance cautions stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and statements located elsewhere herein regarding Radiance's financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which Radiance operates, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from Radiance's expectations ("Cautionary Statements") are disclosed in the Annual Report on Form 10-K, including, but not limited to, those discussed in "Item 7--Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Our Business

We are developing proprietary devices to deliver low level radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. We incorporate our proprietary RDX technology into catheter-based systems that delivers beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis. Restenosis is the recurrence of a blockage following interventional therapy. The application of beta radiation inside the artery at the site of a blockage has proven clinically effective in inhibiting cell proliferation, a cause of restenosis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Prior to June 1998, we focused on manufacturing and selling a broad range of angioplasty catheters and stent products, including our Focus technology product line. As catheter and stent products became commodity items subject to increasing price pressure, we shifted our focus to the research and development of radiation therapy devices to treat restenosis. Since June 1998, we have:

o acquired the portion of our former Radiance Medical Systems subsidiary that we did not already own, which was researching and developing radiation therapy treatment devices to prevent blockages in arteries following interventional treatments;

o    sold our vascular access product line and related assets;

o licensed our proprietary Focus technology for balloon angioplasty to Guidant Corporation for use in Guidant's stent delivery systems; and

o    reduced our direct sales force.

We continue to sell our Focus technology products on a limited basis through medical device distributors.

Development and Operations

We plan to continue spending substantial amounts to:

o    fund clinical trials for the RDX system;

o    obtain regulatory approvals for the RDX system; and

o continue research and development activities related to devices for the delivery of radiation to treat restenosis.

We currently sell our existing products primarily through medical device distributors. Over the past few years, our source of revenues has shifted gradually from direct sales to royalties from licenses involving our products. We are a party to several agreements for the distribution of products incorporating our Focus technology and other existing products in the United States and 23 other countries, the most significant of which is our license agreement with Guidant Corporation.

In June 1998, we entered into a technology license agreement with Guidant Corporation, granting Guidant rights to manufacture and distribute products using our Focus technology for the delivery of stents, including exclusive rights in the United States. In exchange for those rights we received milestone payments based upon the transfer of the technological knowledge to Guidant, and and continue to

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. Until we successfully develop and commercialize the RDX system, we anticipate that our revenues will continue to decline as sales of products incorporating our licensed technology decline and as our technology becomes obsolete. See Note 4 to the Condensed Consolidated Financial Statements.

We believe that research and development expenses relating to the RDX system will increase, as will costs associated with commercialization of the RDX system if we successfully obtain regulatory approvals. We expect to begin sales of the RDX system in Europe once we receive CE Mark approval. Bebig GmbH, our manufacturing partner in Europe, also owns the Hehrlein patent technology that we expect to incorporate into our RDX system. As a result of our use of Bebig's technology, we entered into a license agreement with Bebig pursuant to which we will pay Bebig a royalty for worldwide sales of our RDX system.

We have experienced an operating loss for each of the last three years and expect to continue to incur operating losses through at least the end of 2001. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

o the timing and amount of expenses associated with development of the RDX system;

o    the progress of clinical trials and the timing of regulatory approvals;

o    new product introductions both in the United States and internationally;

o    varying product sales by our licensee;

o    variations in foreign exchange rates;

o    changes in third-party payors' reimbursement policies; and

o    levels of reimbursement by third-party payors.

We do not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received during that quarter. In addition, we cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. Our expenses are relatively fixed and difficult to adjust in response to fluctuating revenues.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Organizational History

We were formed in 1992, and our common stock began trading publicly in 1996. The current Radiance Medical Systems, Inc. resulted from the 1999 acquisition by us of the portion of our former Radiance Medical Systems subsidiary that we did not already own. We originally incorporated the former Radiance as a separate entity to focus on the research and development of radiation therapy for the treatment of cardiovascular disease, and to obtain outside sources of financing for such research and development. In January 1999, we paid approximately $6.3 million in stock and $692,000 in cash, plus $1.1 million of options to purchase our common stock in exchange for the portion of the common stock and options to acquire the common stock of former Radiance that we did not already own. In addition, the stockholders and optionholders of the former Radiance may still receive product development milestones of up to $1.69 for each share of preferred stock and $2.54 for each share of common stock. These milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The first milestone was not achieved, and the second milestone is behind schedule. See Note 7 to the Condensed Consolidated Financial Statements.

In January 1999, we also sold substantially all of our vascular access product line and related assets to Escalon Medical Corporation for approximately $2.1 million. We also may receive royalty payments upon the sale of vascular access products for a five year period. See Note 7 to the Condensed Consolidated Financial Statements.

Results of Operations

Three months ended June 30, 2000 compared to the three months ended June 30,
1999

         Sales Revenue. Sales revenue for the second quarter of 2000 decreased 46% to $623,000 compared to $1.1 million for the same period of 1999. The decrease resulted primarily from increasing competition and the sale of competing products by Guidant using Focus Technology. Management anticipates that product sales revenue will continue to be materially lower in subsequent periods of 2000 compared with the same periods of 1999 for the above-mentioned reasons.

         License Revenue. License revenue increased 190% to $1.9 million in the second quarter of 2000 compared to $661,000 in the same period of 1999. $1.8 million and $563,000 in license revenue were recognized in the second quarter of 2000 and 1999, respectively, for royalties on product sales under the technology

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

license agreement with Guidant. Management anticipates that license revenues will continue to be materially higher in subsequent periods of 2000 compared with the same periods of 1999 as Guidant began marketing the licensed products late in the third quarter of 1999.

         Cost of Sales. The cost of sales for the second quarter of 2000 decreased to $366,000 or 59% of sales revenues, compared to $1.1 million, or 92% of sales revenues, for the same period of 1999. The decrease is attributable primarily to the allocation of a larger portion of manufacturing costs to units produced for research and development programs and clinical trials.

         Research and Development. Research and development expenses, which include clinical expenses, increased 33% to $2.8 million for the second quarter of 2000 compared with $2.1 million for the same period of 1999. The relative increase in expenses during the quarter ended June 30, 2000 resulted primarily from expenditures for clinical trials. The Company expects the overall expenditures to increase in the remainder of 2000, compared to the expenditures for the same periods of 1999 due to higher expenditures anticipated for clinical trials and for programs to develop the RDX system for saphaneous vein graft and peripheral vascular interventions.

         Marketing and Sales. Marketing and sales expenses increased 92% to $319,000 in the second quarter of 2000, compared to $166,000 in the same period of 1999. The relative increase in expenses resulted because of increases in various expenses.

         General and Administrative. General and administrative expenses increased 11% to $750,000 for the second quarter ended June 30, 2000, from $674,000 for the same period in 1999 due to increases in various expenses.

         Minority Interest. The minority interest relates to a 49% ownership of the Japan distribution joint venture, Radiatec, described more fully in "Liquidity and Capital Resources." The venture began limited operations in the third quarter of 1999 to obtain Japanese regulatory approval and, thereafter, will begin marketing the Company's RDX catheter products.

         Other Income (Expense). Other income increased 181% to $528,000 for the second quarter of 2000, as compared to $188,000 for the same period of 1999, primarily due to the recognition of a portion of the income from the sale of an

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

option to purchase an investment held by the Company in August 1999. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1.2 million for the option and has until December 2000 to exercise the option. A gain of $231,000 was recognized in other income in the second quarter of 2000. Although the likelihood of exercise is uncertain, if the aforementioned option is exercised, the Company will receive an additional payment of approximately $2.0 million in 2000. See Note 4 to the Condensed Consolidated Financial Statements.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

         Sales Revenue. Sales revenue for the first six months of 2000 decreased 49% to $1.2 million compared to $2.3 million for the first six months of 1999. The decrease resulted primarily from the sale of competing products by Guidant based upon the license of Focus Technology to them and the divestiture of the Vascular Access product line in January 1999.

         License Revenue. License revenue increased 203% to $3.7 million in the first six months of 2000 compared to $1.2 million in the same period of 1999. $3.5 million and $1.1 million in license revenue were recognized in the first six months of 2000 and 1999, respectively, for royalties on product sales under the technology license agreement with Guidant.

         Cost of Sales. The cost of sales for the first six months of 2000 decreased to $859,000, or 72% of sales revenues, compared to $1.9 million, or 81% of sales revenues, for the same period of 1999. The decrease is attributable primarily to the allocation of a larger portion of manufacturing costs to units for research and development programs and clinical trials.

         Charge for Acquired In-Process Research and Development. Due to the acquisition of the remaining shares of RMS not owned by the Company in January 1999, the Company recognized a charge of $4.2 million for acquired in-process research and development in the first six months of 1999. See Note 7 to the Condensed Consolidated Financial Statements.

         Research and Development. Research and development expenses, which include clinical expenses, increased 34% to $5.6 million compared with $4.2 million for the first six months of 2000 and 1999, respectively. The relative increase in expenses during the quarter ended June 30, 2000 resulted primarily from expenditures for clinical trials.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Marketing and Sales. Marketing and sales expenses decreased 31% to $642,000 in the first six months of 2000, compared to $933,000 in the same period of 1999. This decrease is primarily due to reductions in the Company's international sales force and related expenses.

         General and Administrative. General and administrative expenses increased 2% to $1.5 million for the six months ended June 30, 2000, from $1.4 million for the same period in 1999 due primarily to an increase in payroll and related benefit expenses and expenditures to encourage investment in the Company's common stock by the investment community.

         Minority Interest. See above discussion under "Results of Operations, Three months ended June 30, 2000 compared to the three months ended June 30, 1999."

         Other Income (Expense). Other income increased 42% to $1.0 million for the first six months of 2000, as compared to $709,000 for the same period of 1999, primarily due to the recognition of a portion of the income from the sale of an option to purchase an investment held by the Company in August 1999. A gain of $462,000 was recognized in other income in the first six months of 2000. See above discussion under "Results of Operations, Three months ended June 30, 2000 compared to the three months ended June 30, 1999."

Liquidity and Capital Resources

Since inception, we have financed our operations primarily by:

o    selling our equity securities;

o    obtaining advances from EndoSonics Corporation, our former parent company;

o    licensing our technologies; and

o    entering into international product distribution agreements.

Prior to our initial public offering in 1996, we raised an aggregate of approximately $11.4 million from the private sales of preferred and common stock and $2.7 million in working capital advances from EndoSonics, which we repaid during the third quarter of 1996.

In the second quarter of 1996, we closed our initial public offering of common stock, which resulted in net proceeds of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the third quarter of 1997, SCIMED Life Systems, Inc. exercised 120,000 common stock warrants, obtained from us through a 1995 stock purchase and technology license agreement, for $377,000. We also received $200,000 from the sale of our common stock to Cathex, Ltd. under a May 1997 agreement that gave Cathex exclusive product distribution rights of our existing products through May 1999.

The current Radiance Medical Systems, Inc. resulted from the 1999 acquisition by us of the portion of our former Radiance Medical Systems subsidiary that we did not already own. We originally incorporated the former Radiance as a separate entity to focus on the research and development of radiation therapy for the treatment of cardiovascular disease, and to obtain outside sources of financing for such research and development. In January 1999, we paid approximately $6.3 million in stock and $692,000 in cash, plus $1.1 million of options to purchase our common stock in exchange for the portion of the common stock and options to acquire the common stock of former Radiance we did not already own. In addition, the stockholders and optionholders of the former Radiance may still receive product development milestones of up to $1.69 for each share of preferred stock and $2.54 for each share of common stock. These milestone payments may be increased up to 30%, or reduced or eliminated if the milestones are reached earlier or later, respectively, than the milestone target dates. The first milestone was not achieved, and the second milestone is behind schedule. See
Note 7 to the Condensed Consolidated Financial Statements.

In June 1999, we granted Cosmotec Co., Ltd. of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment and began recognizing income ratably over the seven-year term of the agreement. As part of the transaction with Cosmotec, in August 1999 we acquired a 51% interest, for $233,000, in a joint venture, named Radiatec, with an affiliate of Cosmotec to gain regulatory approval of and provide distribution for the RDX system in Japan.

Convertible debenture debt rose to $1.4 million in June 2000 to reflect the fair value of a 5% convertible debenture that we sold to Cosmotec. The debenture is convertible into Radiance common stock over the subsequent three-year period at an initial conversion price of $7 per share. On August 10, 2000, Cosmotec notified us that they will convert the debenture into 142,857 shares of our common stock. See Note 5 to the Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In July 1999, we entered into a two-year contract manufacturing agreement with Bebig GmbH to activate the radioactive sources and complete final assembly of the RDX system. Pursuant to the agreement, Bebig performs final assembly of our proprietary equipment and proprietary processes. Pursuant to the agreement, which was amended in July 2000, Bebig will build a facility for the production of the RDX system. We paid $100,000 during 1999, and, in the last six months of 2000, we will pay approximately $1.2 million of facility set-up fees. We will also pay all material and third party costs associated with production validation. We will prepare the manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system, estimated to cost approximately $700,000, and Bebig will purchase the equipment from us for $500,000. We will also pay Bebig an agreed amount for each unit produced. The cost of the facility set-up fees, equipment costs and other costs could increase materially from the aforementioned amounts as the design of the production processes and facilities evolves over the coming year. We have expensed all costs incurred under the aforementioned agreements as research and development expenses.

In conjunction with the contract manufacturing agreement, in July 1999, we entered into a three-year sub-license agreement to use Bebig's Hehrlein patent for radiation technology that may be useful in the development of the RDX system. The sub-license is subject to renewal, without cost, through the expiration dates of Bebig's patents.

Net cash used in operating activities increased 101% to $3.1 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999. The increase in net cash used, comparing the first six months of 2000 and 1999, resulted primarily from royalty payments, which Guidant makes in the quarter after it recognizes revenue related to the license of our Focus technology, and from higher research and development and clinical expenditures.

At June 30, 2000, we had cash, cash equivalents and marketable securities available for sale of $20.3 million. We expect to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses, and expect to utilize increased levels of working capital prior to achieving positive cash flow from operations. We anticipate that our existing capital resources will be sufficient to fund our operations through June 30, 2001. Our future capital requirements will depend on many factors, including:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

o    our research and development programs;

o    the scope and results of clinical trials;

o    the regulatory approval process;

o the costs involved in intellectual property rights enforcement or litigation;

o    competitive products;

o    the establishment of manufacturing capacity;

o    the establishment of sales and marketing capabilities; and

o    the establishment of collaborative relationships with other parties.

We may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. We cannot assure you that we will be able to raise funds on favorable terms, or at all. If adequate funds are not available, we may need to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to grant rights to certain technologies or products that we would not otherwise grant.

Trade accounts receivable, net, decreased 45% to $590,000 at June 30, 2000 from $1.1 million at December 31, 1999. The decrease resulted primarily from lower product sales caused by increasing competition with our existing products, which are based on Focus technology.

Other receivables increased 195% to $2.2 million at June 30, 2000 from $742,000 at December 31, 1999. The increase is attributable primarily to an increase in the license revenue receivable from Guidant of $1.6 million for licensed product sales during the second quarter of 2000.

Accounts payable and accrued expenses increased 9% to $3.0 million at June 30, 2000 from $2.7 million at December 31, 1999, due primarily to higher accruals for research and development and clinical expenditures.

Deferred revenue decreased 50% to $904,000 at June 30, 2000 from $1.8 million at December 31, 1999. The decrease was due to the recognition of deferred revenue on the sale of an option and deferred license revenue during the first six months of 2000, as well as a reallocation of $407,000 to the convertible debenture to recognize the fair value of the Cosmotec debenture issued in June 2000. See Notes 4 and 5 to the Condensed Consolidated Financial Statements.

                                    PART II.

                                OTHER INFORMATION

Items 1, 3 and 5. Not applicable

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

Pursuant to a joint venture and distribution agreement, the Company received $1 million and issued a convertible debenture, dated June 15, 2000, to Cosmotec Co., Ltd.. The debenture is convertible into shares of the Company's common stock for the face amount of the debenture plus accrued interest, at an initial conversion price of $7.00 per share. On August 10, 2000, Cosmotec notified us that they will convert the debenture into 142,857 shares of our common stock. The securities to be issued by the Company pursuant to this transaction will be issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder by the Securities and Exchange Commission.

(d) Use of Proceeds

In the second quarter of 1996, the Company closed its initial public offering of common stock ("IPO"), SEC file number 333-04560, resulting in net proceeds of $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. The Company used approximately $2.7 million of the net proceeds from its IPO for repayment of certain outstanding indebtedness to EndoSonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until June 30, 2000, in the normal course of business, the Company has paid salaries and bonuses in excess of $100,000 each to ten present and former officers of the Company and used $20.4 million for working capital. The Company has also used approximately $2.2 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of the second quarter of 2000, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a warrant to acquire 1,500,000 shares of Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. In January 1999, the Company paid $692,000 to stockholders of RMS who elected to receive cash for their RMS common stock and $588,000 in costs relating to the acquisition of the remaining common stock of RMS not held by the Company. At June 30, 2000, approximately $19.7 million was held in temporary investments, of which approximately $5.5 million, $10.0 million and $4.2 million was invested in U.S. Federal and State Agency debt securities, corporate debt securities and foreign government debt securities, respectively.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on June 6, 2000. The following action was taken at this meeting:

                                      Abstentions
                                          and
                                    Broker Non-Votes         Affirmative            Negative          Votes
                                         Votes                  Votes                 Votes          Withheld
                                    ----------------         -----------           ----------        --------
a. Amendment to 1996
   Stock Option/Stock
   Issuance Plan to effect
   an increase in the number
   of shares available for
   issuance by an additional
   600,000 shares of Common
   Stock.                               5,031,345             2,131,368             1,071,639             -0-

b. Amendment to Employee
   Stock Purchase Plan to effect
   an increase in the number
   of shares available for
   issuance by an additional
   200,000 shares of Common
   Stock.                               5,028,520             3,058,441               147,391             -0-

c. Election of Directors:
   Franklin D. Brown                                          7,619,616                               614,736
   Edward Leonard                                             7,619,616                               614,736

d. Ratification of
   PricewaterhouseCoopers LLP
   as independent accountants for
   the fiscal year ending
   December 31, 2000.                      13,394             8,100,463               120,495           -0-

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

                                            RADIANCE MEDICAL SYSTEMS, INC.


Date: August 10, 2000                       /s/ Michael R. Henson
                                            ------------------------------------
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date: August 10, 2000                       /s/ Stephen R. Kroll
                                            ------------------------------------
                                                Vice President-Finance and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit
          Number                  Description
          -------                 -----------

           27               Financial Data Schedule