Form 10-Q
period 2000-09-30
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2000-11-13
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

ON NOVEMBER 7, 2000, THE REGISTRANT HAD OUTSTANDING APPROXIMATELY 13,049,000 SHARES OF COMMON STOCK OF $.001 PAR VALUE, WHICH IS THE REGISTRANT'S ONLY CLASS OF COMMON STOCK.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                    PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2000 AND
          DECEMBER 31, 1999 ....................................................       3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 ....................       4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 .............................       5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .................       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ............................................      14

PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 6. .............................................................      24

SIGNATURES .....................................................................      26

EXHIBIT INDEX ..................................................................      27

                         RADIANCE MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2000            1999
                                                                                       ----            ----
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                                                               $  1,361       $  2,051
  MARKETABLE SECURITIES AVAILABLE-FOR-SALE                                             17,273         20,004
  TRADE ACCOUNTS RECEIVABLE, NET                                                          644          1,070
  OTHER RECEIVABLES                                                                     1,619            742
  INVENTORIES                                                                           1,075            822
  OTHER CURRENT ASSETS                                                                    271            259
                                                                                     --------       --------
      TOTAL CURRENT ASSETS                                                             22,243         24,948
PROPERTY AND EQUIPMENT, NET                                                               801          1,109
NOTES RECEIVABLE FROM OFFICERS                                                            124            118
INTANGIBLES, NET                                                                        3,012          3,667
OTHER ASSETS                                                                              421             31
                                                                                     --------       --------
      TOTAL ASSETS                                                                   $ 26,601       $ 29,873
                                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              $  2,983       $  2,714
  DEFERRED REVENUE                                                                        273          1,028
                                                                                     --------       --------
      TOTAL CURRENT LIABILITIES                                                         3,256          3,742
DEFERRED REVENUE                                                                          380            786
MINORITY INTEREST                                                                         203            234
                                                                                     --------       --------
      TOTAL LIABILITIES                                                                 3,839          4,762
                                                                                     --------       --------

COMMITMENTS AND CONTINGENCIES  (NOTE 8)

STOCKHOLDERS' EQUITY:

CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE;
  7,560,000 SHARES AUTHORIZED, NO SHARES ISSUED AND
  OUTSTANDING                                                                              --             --
COMMON STOCK, $.001 PAR VALUE; 30,000,000 AUTHORIZED, 12,232,000 AND 11,896,000
  SHARES ISSUED, AND 11,546,000 AND 11,210,000 SHARES OUTSTANDING AS OF
  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999, RESPECTIVELY                                   12             12
ADDITIONAL PAID-IN CAPITAL                                                             71,519         69,483
DEFERRED COMPENSATION                                                                    (386)          (524)
ACCUMULATED DEFICIT                                                                   (44,877)       (40,333)
TREASURY STOCK AT COST, 686,000 COMMON SHARES AS OF
  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                                             (3,675)        (3,675)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                    169            148
                                                                                     --------       --------
      TOTAL STOCKHOLDERS' EQUITY                                                       22,762         25,111
                                                                                     --------       --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 26,601       $ 29,873
                                                                                     ========       ========

SEE ACCOMPANYING NOTES

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 2000           1999           2000           1999
                                                 ----           ----           ----           ----
                                                                                            (RESTATED)
REVENUE:
  SALES                                        $    537       $    648       $  1,730       $  2,985
  LICENSE FEE AND OTHER                           1,339            826          5,050          2,050
                                               --------       --------       --------       --------
TOTAL REVENUES                                    1,876          1,474          6,780          5,035
  COST OF SALES                                     518            412          1,377          2,312
                                               --------       --------       --------       --------
GROSS PROFIT                                      1,358          1,062          5,403          2,723
OPERATING EXPENSES:
  CHARGE FOR ACQUIRED IN-PROCESS RESEARCH
    AND DEVELOPMENT                                  --             --             --          4,194
  RESEARCH, DEVELOPMENT AND CLINICAL              2,896          1,801          8,455          5,958
  MARKETING AND SALES                               222            297            864          1,230
  GENERAL AND ADMINISTRATIVE                        727            696          2,204          2,140
  MINORITY INTEREST                                  (8)            --            (17)            --
                                               --------       --------       --------       --------
TOTAL OPERATING EXPENSES                          3,837          2,794         11,506         13,522
                                               --------       --------       --------       --------
LOSS FROM OPERATIONS                             (2,479)        (1,732)        (6,103)       (10,799)

OTHER INCOME (EXPENSE):
   INTEREST INCOME                                  300            280            887            935
  GAIN ON SALE OF ASSETS                            226             93            693            224
  OTHER INCOME (EXPENSE)                             27             82            (21)             5
                                               --------       --------       --------       --------
          TOTAL OTHER INCOME                        553            455          1,559          1,164
                                               --------       --------       --------       --------
NET LOSS                                       ($ 1,926)      ($ 1,277)      ($ 4,544)      ($ 9,635)
                                               ========       ========       ========       ========

BASIC AND DILUTED NET LOSS PER SHARE           ($  0.17)      ($  0.12)      ($  0.40)      ($  0.89)
                                               ========       ========       ========       ========
SHARES USED IN COMPUTING BASIC AND
    DILUTED NET LOSS PER SHARE                   11,406         11,044         11,346         10,874
                                               ========       ========       ========       ========


SEE ACCOMPANYING NOTES

                         RADIANCE MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    2000           1999
                                                                                    ----           ----
                                                                                                 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                       ($ 4,544)      ($ 9,635)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                                    961            944
      AMORTIZATION OF DEFERRED STOCK COMPENSATION                                      138            126
      BAD DEBT EXPENSE                                                                  25            113
      FOREIGN CURRENCY EXCHANGE LOSS                                                    30             97
      CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND
          DEVELOPMENT                                                                   --          4,194
      LOSS (GAIN) ON SALE OF ASSETS                                                     28           (224)
      MINORITY INTEREST IN LOSSES OF RADIATEC                                          (17)             0
   CHANGES, NET OF EFFECTS FROM PURCHASE OF (FORMER) RADIANCE:
         TRADE ACCOUNTS RECEIVABLE, NET                                                402          1,553
         INVENTORIES                                                                  (253)           198
         OTHER ASSETS                                                                 (896)          (182)
         ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         268         (2,795)
         DEFERRED REVENUE                                                             (759)         1,277
                                                                                  --------       --------
              NET CASH USED IN OPERATING ACTIVITIES                                 (4,617)        (4,334)
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF AVAILABLE-FOR-SALE SECURITIES                                      (10,853)       (22,891)
   SALES OF AVAILABLE-FOR-SALE SECURITIES                                           13,565         26,364
   CAPITAL EXPENDITURES FOR PROPERTY AND EQUIPMENT
     AND OTHER ASSETS                                                                  (58)          (422)
   PROCEEDS FROM SALE OF OPTION ON INVESTMENT SECURITIES                                --          1,232
   SALE OF VASCULAR ACCESS PRODUCT LINE, NET                                            --          1,070
   PURCHASE OF INTEREST IN (FORMER) RADIANCE, NET OF CASH ACQUIRED                      --            553
   PURCHASE OF MAJORITY INTEREST IN RADIATEC                                            --            233
                                                                                  --------       --------
              NET CASH PROVIDED BY INVESTING ACTIVITIES                              2,654          6,139
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBENTURE                                   1,000             --
   PROCEEDS FROM SALE OF COMMON STOCK                                                  228            168
   PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS                                      433            125
   PROCEEDS FROM REPAYMENT OF AFFILIATE DEBT                                            --             64
   COSTS OF PENDING ISSUANCE OF COMMON STOCK                                          (388)            --
                                                                                  --------       --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,273            357
                                                                                  --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (690)         2,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,051          1,437
                                                                                  --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  1,361       $  3,599
                                                                                  ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

IN JANUARY 1999, THE COMPANY ACQUIRED THE REMAINING COMMON STOCK OF (FORMER)
 RADIANCE. THE FOLLOWING IS A SUMMARY OF THE TRANSACTION:
          FAIR VALUE OF ASSETS ACQUIRED                                                          $  8,962
          CASH PAID                                                                                  (692)
          COMMON STOCK AND OPTIONS ISSUED                                                          (8,035)
                                                                                                 --------
            LIABILITIES ASSUMED                                                                  $    235
                                                                                                 ========

CONVERSION OF CONVERTIBLE DEBENTURE TO COMMON STOCK                               $  1,375
                                                                                  ========

SEE ACCOMPANYING NOTES

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                               SEPTEMBER 30, 2000

1.  BASIS OF PRESENTATION

RADIANCE MEDICAL SYSTEMS, INC. (FORMERLY CARDIOVASCULAR DYNAMICS, INC. AND HEREIN AFTER REFERRED TO AS "RADIANCE" OR THE "COMPANY") WAS INCORPORATED IN MARCH 1992 IN THE STATE OF CALIFORNIA. THE COMPANY AND ITS SUBSIDIARIES ARE DEVELOPING PROPRIETARY DEVICES TO DELIVER RADIATION TO PREVENT THE RECURRENCE OF BLOCKAGES IN ARTERIES FOLLOWING BALLOON ANGIOPLASTY, VASCULAR STENTING, ARTERIAL BYPASS SURGERY AND OTHER INTERVENTIONAL TREATMENTS OF BLOCKAGES IN CORONARY AND PERIPHERAL ARTERIES (THE "RDX SYSTEM"). THE COMPANY ALSO MANUFACTURES AND SELLS A BROAD RANGE OF ANGIOPLASTY CATHETERS AND STENT PRODUCTS, INCLUDING ITS FOCUS TECHNOLOGY PRODUCT LINE, ON A LIMITED BASIS, PRIMARILY THROUGH MEDICAL DEVICE DISTRIBUTORS. THE COMPANY OPERATES IN A SINGLE BUSINESS SEGMENT.

THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING DECEMBER 31, 2000 OR ANY OTHER PERIOD. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-2 FILED ON OCTOBER 3, 2000 AND THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

AS A RESULT OF THE 1999 CLOSING OF RADIANCE MEDICAL SYSTEMS GMBH (FORMERLY KNOWN AS CLINITEC GMBH), THE COMPANY'S GERMAN DISTRIBUTION SUBSIDIARY, THE COMPANY RECONSIDERED THE INITIAL ACCOUNTING FOR THE ACQUISITION OF THIS SUBSIDIARY IN 1997. AS MORE FULLY DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, THE COMPANY RESTATED OPERATING RESULTS PRIMARILY TO ELIMINATE 1997 SALES TO CLINITEC NOT PAID FOR BY THE DATE OF THE ACQUISITION, THE ASSOCIATED GOODWILL CAPITALIZED IN 1997 AND THE GOODWILL-RELATED CHARGES RECORDED IN 1999. THE IMPACT OF THE RESTATEMENT ON GOODWILL AMORTIZATION OF $295 HAS BEEN REFLECTED IN THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999. THE RESTATEMENT HAS NO EFFECT ON CASH FLOWS FROM OPERATIONS OR OTHER SOURCES OR USES OF CASH.

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

3.  INVENTORIES

INVENTORIES ARE STATED AT THE LOWER OF COST, DETERMINED ON AN AVERAGE COST BASIS, OR MARKET VALUE. INVENTORIES CONSIST OF THE FOLLOWING:

                                    SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                    -------------------         -----------------
         RAW MATERIALS                   $   384                     $   398
         WORK-IN-PROCESS                     166                          94
         FINISHED GOODS                      525                         330
                                         -------                     -------
                                         $ 1,075                       $ 822
                                         =======                     =======

4.  DEFERRED REVENUE

DEFERRED DISTRIBUTOR FEES

IN JUNE 1999, THE COMPANY GRANTED COSMOTEC CO., LTD. (COSMOTEC) OF JAPAN DISTRIBUTION RIGHTS TO MARKET ITS VASCULAR RADIATION THERAPY PRODUCTS IN JAPAN. RADIANCE RECEIVED $1,000 AS AN UP-FRONT CASH PAYMENT AND WILL RECOGNIZE THE REVENUE RATABLY OVER THE SEVEN-YEAR TERM OF THE DISTRIBUTION AGREEMENT. DURING THE THIRD QUARTER AND FIRST NINE MONTHS OF 1999, THE COMPANY RECOGNIZED $36 OF THE AFOREMENTIONED REVENUE. DURING THE THIRD QUARTER AND FIRST NINE MONTHS OF 2000, THE COMPANY RECOGNIZED $20 AND $61, RESPECTIVELY, OF THE AFOREMENTIONED REVENUE. IN ADDITION, THE COMPANY ISSUED A $1,000 CONVERTIBLE DEBENTURE TO COSMOTEC. AS A RESULT OF THE VALUATION OF THE CONVERTIBLE DEBENTURE, THE REVENUE TO BE RECOGNIZED AS A DEFERRED DISTRIBUTOR FEE WAS REDUCED BY $377 IN JUNE 2000. SEE NOTE 5.

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

DEFERRED GAIN ON SALE OF ASSETS

IN AUGUST 1999, THE COMPANY SOLD AN OPTION TO PURCHASE AN INVESTMENT HELD BY THE COMPANY. UNDER THE OPTION AGREEMENT, THE PURCHASER MADE A NON-REFUNDABLE CASH PAYMENT TO THE COMPANY OF $1,232 FOR THE OPTION AND HAS UNTIL DECEMBER 2000 TO EXERCISE THE OPTION. THE OPTION PREMIUM IS BEING RECOGNIZED ON A STRAIGHT-LINE BASIS OVER THE OPTION TERM, RESULTING IN A GAIN OF $109 BEING RECOGNIZED AS OTHER INCOME IN THE THIRD QUARTER OF 1999. A GAIN OF $231 AND $693 WAS RECOGNIZED AS OTHER INCOME FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 2000, RESPECTIVELY. THE REMAINDER OF $193 WILL BE RECOGNIZED IN THE FOURTH QUARTER OF 2000. ALTHOUGH THE LIKELIHOOD OF EXERCISE IS UNCERTAIN, IF THE OPTION IS EXERCISED, THE COMPANY WILL RECEIVE AN ADDITIONAL PAYMENT OF APPROXIMATELY $2,427 IN 2000.

DEFERRED LICENSE AND LICENSE REVENUE

IN JUNE 1998, THE COMPANY SIGNED A TECHNOLOGY LICENSE AGREEMENT WITH GUIDANT CORPORATION, AN INTERNATIONAL INTERVENTIONAL CARDIOLOGY PRODUCTS COMPANY, TO GRANT THEM THE ABILITY TO MANUFACTURE AND DISTRIBUTE STENT DELIVERY PRODUCTS USING THE COMPANY'S FOCUS TECHNOLOGY. UNDER THE AGREEMENT, THE COMPANY WAS ENTITLED TO RECEIVE CERTAIN MILESTONE PAYMENTS BASED UPON THE TRANSFER OF THE TECHNOLOGY TO GUIDANT, AND ROYALTY PAYMENTS BASED UPON THE SALE OF PRODUCTS USING THE FOCUS TECHNOLOGY. THE LAST TWO MILESTONE PAYMENTS OF $1,000 WERE RECEIVED IN THE FIRST SIX MONTHS OF 1999. BASED UPON THE COMPLETION OF CERTAIN MILESTONES, THE COMPANY RECOGNIZED $563 AND $1,687 IN LICENSE REVENUE IN THE THIRD QUARTER AND FIRST NINE MONTHS, RESPECTIVELY, OF 1999. DURING THE THIRD QUARTER AND FIRST NINE MONTHS OF 2000, THE COMPANY RECORDED $1,244 AND $4,764, RESPECTIVELY, IN LICENSE REVENUE DUE ON LICENSED PRODUCT SALES BY GUIDANT.

5. CONVERTIBLE DEBENTURE

IN JUNE 1999, IN CONJUNCTION WITH AN AGREEMENT TO GRANT COSMOTEC DISTRIBUTION RIGHTS TO MARKET THE COMPANY'S VASCULAR RADIATION THERAPY PRODUCTS IN JAPAN, A CONVERTIBLE DEBENTURE AGREEMENT WAS EXECUTED BETWEEN THE COMPANY AND COSMOTEC WHEREBY THE COMPANY WAS COMMITTED TO SELL COSMOTEC A 5%, $1,000 FACE AMOUNT CONVERTIBLE DEBENTURE IN JUNE 2000. THE BORROWING UNDER THE AGREEMENT TOOK PLACE IN JUNE 2000 AND WOULD HAVE MATURED IN JUNE 2003. ON AUGUST 10, 2000, COSMOTEC NOTIFIED THE COMPANY THAT THEY WOULD CONVERT THE DEBENTURE AT THE INITIAL

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

CONVERSION PRICE OF $7.00 PER SHARE INTO 142,857 SHARES OF COMMON STOCK. THE SHARES WERE ISSUED IN SEPTEMBER 2000.

THE COMPANY RECORDED THE CONVERTIBLE DEBENTURE AT ITS FAIR VALUE OF $1,407, AND THE DIFFERENCE BETWEEN THE FAIR VALUE AND THE CASH PROCEEDS RECEIVED FROM THIS DEBENTURE HAS BEEN RECORDED AS A REDUCTION IN THE DEFERRED REVENUE ASSOCIATED WITH THE DISTRIBUTION AGREEMENT. THE EXCESS OF THE DEBENTURE VALUE OVER ITS MATURITY VALUE OF $1,000 WAS AMORTIZED TO INTEREST EXPENSE THROUGH SEPTEMBER 13, 2000, THE DATE OF CONVERSION, AND THE REMAINING UNAMORTIZED BALANCE WAS CONVERTED TO EQUITY. DURING THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 30, 2000, $28 AND $32, RESPECTIVELY, WAS AMORTIZED TO INTEREST EXPENSE. SEE NOTE 4.

6. COMPREHENSIVE LOSS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130 REQUIRES DISCLOSURE OF THE TOTAL NON-STOCKHOLDER CHANGES IN EQUITY RESULTING FROM REVENUE, EXPENSE, AND GAINS AND LOSSES, INCLUDING THOSE THAT DO NOT AFFECT RETAINED EARNINGS. THE COMPANY'S COMPREHENSIVE LOSS INCLUDED THE FOLLOWING:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                          -------------               -------------
                                       2000          1999          2000          1999
                                       ----          ----          ----          ----
NET LOSS                             $(1,926)      $(1,277)      $(4,544)      $(9,635)
UNREALIZED LOSS ON
  AVAILABLE-FOR-SALE SECURITIES           32           (82)          (19)         (190)
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                               9           (40)           40          (102)
                                     -------       -------       -------       -------
COMPREHENSIVE LOSS                   $(1,885)      $(1,399)      $(4,523)      $(9,927)
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

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

TECHNOLOGY IN OCTOBER 1999 AND ALSO IS ENTITLED TO RECEIVE ROYALTY PAYMENTS UPON THE SALE OF PRODUCTS FOR A FIVE-YEAR PERIOD FOLLOWING THE SALE. IN 1999, THE COMPANY CONTINUED TO MANUFACTURE CERTAIN VASCULAR ACCESS PRODUCTS FOR TEN MONTHS FOLLOWING THE COMPLETION OF THE SALE ON A "COST PLUS" BASIS. DURING THE THIRD QUARTER AND FIRST NINE MONTHS OF 1999, THE COMPANY RECOGNIZED ROYALTIES OF $89 AND $139, RESPECTIVELY. DURING THE THIRD QUARTER AND FIRST NINE MONTHS OF 2000, THE COMPANY RECOGNIZED THE PRO RATA MINIMUM ROYALTY DUE OF $75 AND $225, RESPECTIVELY.

ACQUISITION OF RMS

IN JANUARY 1999, CARDIOVASCULAR DYNAMICS, INC. (NOW NAMED RADIANCE MEDICAL SYSTEMS, INC.) ("RADIANCE," OR "THE COMPANY") ACQUIRED THROUGH A MERGER ALL OF THE CAPITAL STOCK WHICH IT DID NOT PREVIOUSLY OWN OF THE (FORMER) RADIANCE MEDICAL SYSTEMS, INC. ("RMS"). PURSUANT TO THE MERGER, THE COMPANY PAID FORMER STOCKHOLDERS OF RMS $3.00 FOR EACH SHARE OF RMS PREFERRED STOCK AND $2.00 FOR EACH SHARE OF RMS COMMON STOCK, FOR A TOTAL CONSIDERATION OF APPROXIMATELY $7,571, EXCLUDING THE VALUE OF RADIANCE COMMON STOCK OPTIONS TO BE PROVIDED TO RMS OPTIONHOLDERS IN EXCHANGE FOR THEIR RMS COMMON STOCK OPTIONS. THE CONSIDERATION WAS PAID BY DELIVERY OF AN AGGREGATE OF 1,900,157 SHARES OF COMPANY COMMON STOCK, AND $692 IN CASH TO CERTAIN RMS STOCKHOLDERS WHO ELECTED TO RECEIVE CASH. OPTIONS FOR 546,250 SHARES OF RMS COMMON STOCK ACCELERATED AND VESTED IMMEDIATELY PRIOR TO THE COMPLETION OF THE MERGER. OF THESE, 1,250 WERE EXERCISED, AND HOLDERS RECEIVED THE SAME CONSIDERATION FOR THEIR SHARES OF RMS COMMON STOCK AS OTHER HOLDERS OF RMS COMMON STOCK. THE OPTIONS NOT EXERCISED PRIOR TO THE COMPLETION OF THE MERGER WERE ASSUMED BY THE COMPANY AND CONVERTED INTO OPTIONS AT THE SAME EXERCISE PRICE TO PURCHASE AN AGGREGATE OF 317,776 SHARES OF THE COMPANY'S COMMON STOCK FOR TOTAL CONSIDERATION OF $1,150.

IN ADDITION, UNDER THE MERGER AGREEMENT, RADIANCE SHARE AND OPTION HOLDERS COULD HAVE RECEIVED PRODUCT DEVELOPMENT MILESTONE PAYMENTS OF $2.00 FOR EACH SHARE OF PREFERRED STOCK AND $3.00 FOR EACH SHARE OF COMMON STOCK. AS OF NOVEMBER 7, 2000, THE FIRST TWO MILESTONES WERE NOT ACHIEVED AND COMPLETION OF THE THIRD MILESTONE IS BEHIND SCHEDULE. BECAUSE THE FIRST TWO MILESTONES WERE NOT MET, THE TOTAL OF POTENTIAL MILESTONE PAYMENTS, BEFORE ADJUSTMENT FOR EARLY OR LATE ACHIEVEMENT OF THE MILESTONES, IS REDUCED TO $1.08 FOR EACH SHARE OF PREFERRED STOCK AND $1.62 FOR EACH SHARE OF COMMON STOCK. THE MILESTONE PAYMENTS MAY BE INCREASED UP TO 30%, OR REDUCED OR ELIMINATED IF THE MILESTONES ARE REACHED EARLIER OR LATER, RESPECTIVELY, THAN THE MILESTONE TARGET DATES. THE MILESTONES REPRESENT IMPORTANT STEPS IN THE

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

THE RMS MERGER CONSIDERATION WAS ALLOCATED TO TANGIBLE ASSETS (AGGREGATING APPROXIMATELY $459), ACQUIRED AND ASSUMED LIABILITIES (AGGREGATING APPROXIMATELY $235), WITH THE REMAINING MERGER CONSIDERATION BEING ALLOCATED TO ACQUIRED IN PROCESS RESEARCH AND DEVELOPMENT ("IPR&D"), DEVELOPED TECHNOLOGY AND EMPLOYMENT CONTRACTS, ACCORDING TO AN INDEPENDENT VALUATION.

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

UNDER THAT LICENSE AGREEMENT, ENDOSONICS WAS GRANTED CERTAIN ROYALTY-FREE RIGHTS TO THE COMPANY'S FOCUS TECHNOLOGY FOR USE ON CATHETERS WITH ENDOSONICS' ULTRASOUND TRANSDUCERS. ENDOSONICS IS SEEKING A DECLARATORY JUDGEMENT THAT THE LICENSE AGREEMENT ENTITLES ENDOSONICS TO ALSO PLACE A STENT ON SUCH CATHETERS. THE COMPANY IS VIGOROUSLY CONTESTING THIS MATTER AND CONTENDS THAT ENDOSONICS IS

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

AUTHORIZED ONLY TO USE THE FOCUS TECHNOLOGY WITH THE ENDOSONICS ULTRASOUND TRANSDUCER AND NOT ALSO WITH A STENT.

DISCOVERY IN THE CASE IS ALMOST COMPLETE AND A TRIAL IS SCHEDULED FOR FEBRUARY 13, 2001. ALTHOUGH THE OUTCOME OF THE MATTER CANNOT BE PREDICTED WITH ANY CERTAINTY, THE COMPANY BELIEVES THAT THIS MATTER WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL POSITION, OPERATING RESULTS, OR CASH FLOWS. HOWEVER, IF ENDOSONICS PREVAILS IN THEIR SUIT, THE COMPANY MAY HAVE TO PAY DAMAGES AND/OR RENEGOTIATE ITS LICENSE AGREEMENT WITH GUIDANT. SEE NOTE 4.

RADIANCE IS A PARTY TO ORDINARY DISPUTES ARISING IN THE NORMAL COURSE OF BUSINESS. MANAGEMENT IS OF THE OPINION THAT THE OUTCOME OF THESE MATTERS WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S CONSOLIDATED FINANCIAL POSITION.

CONTRACT MANUFACTURING AND LICENSE AGREEMENT WITH BEBIG GMBH

IN JULY 1999, THE COMPANY ENTERED INTO A TWO-YEAR CONTRACT MANUFACTURING AGREEMENT WITH BEBIG GMBH ("BEBIG") TO PERFORM THE FINAL ASSEMBLY OF ITS RADIATION THERAPY CATHETER IN EUROPE. PURSUANT TO THE AGREEMENT, WHICH WAS AMENDED IN JULY 2000, RADIANCE PAID $100 DURING 1999 AND, IN 2000 AND 2001, WILL PAY APPROXIMATELY $1,247 AND $150, RESPECTIVELY, OF CERTAIN FACILITY SET-UP FEES. RADIANCE WAS ALSO OBLIGATED TO PREPARE THE MANUFACTURING EQUIPMENT USED TO PERFORM THE FINAL ASSEMBLY OF THE RDX CATHETER, ESTIMATED TO COST APPROXIMATELY $700, AND BEBIG WAS OBLIGATED TO PURCHASE THE EQUIPMENT FROM RADIANCE FOR $500. IN AUGUST 2000, BASED UPON THE DELIVERY OF THE MANUFACTURING EQUIPMENT BY THE COMPANY TO BEBIG AND THE PERFORMANCE OF A PORTION OF THE MANUFACTURING FACILITIES SET UP BY BEBIG, BEBIG PAID $500 TO RADIANCE AND RADIANCE PAID $732 TO BEBIG. OF THE REMAINING $665 OF FACILITY SET-UP FEES TO BE PAID TO BEBIG, $515 AND $150 ARE EXPECTED TO BE PAID IN THE FOURTH QUARTER OF 2000 AND THE FIRST QUARTER OF 2001, RESPECTIVELY.

THE COST OF THE FACILITY SET UP FEES, EQUIPMENT COSTS AND OTHER COSTS COULD INCREASE MATERIALLY FROM THE AFOREMENTIONED AMOUNTS AS THE DESIGN OF THE PRODUCTION PROCESSES AND FACILITIES EVOLVES OVER THE NEXT TWO QUARTERS. THE COMPANY WILL PAY ALL MATERIAL AND THIRD PARTY COSTS ASSOCIATED WITH PRODUCTION VALIDATION. RADIANCE WILL ALSO PAY BEBIG AN AGREED AMOUNT FOR EACH UNIT PRODUCED. FOR A NOMINAL CHARGE, THE COMPANY CAN RENEW THE AGREEMENT FOR THREE SUCCESSIVE, TWO-YEAR TERMS.

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

IN CONJUNCTION WITH THE CONTRACT MANUFACTURING AGREEMENT, THE COMPANY ENTERED INTO A THREE YEAR SUB-LICENSE AGREEMENT WITH BEBIG FOR CERTAIN RADIATION TECHNOLOGY THAT IT BELIEVES MAY BE USEFUL IN THE DEVELOPMENT OF ITS RADIATION THERAPY PRODUCTS. THERE IS A MINIMUM ANNUAL LICENSE FEE OF $200, SUBJECT TO OFFSET BY CERTAIN AMOUNTS PAID UNDER THE AFOREMENTIONED MANUFACTURING AGREEMENT, BEGINNING IN JULY 2000, AND ROYALTY FEES FOR ANY PRODUCTS SOLD WORLDWIDE THAT INCORPORATE THE LICENSED TECHNOLOGY. THE SUB-LICENSE IS SUBJECT TO RENEWAL, WITHOUT COST, UNTIL THE UNDERLYING PATENTS' EXPIRATION DATES. ALL COSTS ASSOCIATED WITH THE CONTRACT MANUFACTURING AND LICENSE AGREEMENTS WITH BEBIG HAVE BEEN EXPENSED AS RESEARCH AND DEVELOPMENT COSTS.

9. RECENT ACCOUNTING PRONOUNCEMENTS

IN DECEMBER 1999, THE SECURITIES EXCHANGE COMMISSION ("SEC") ISSUED STAFF ACCOUNTING BULLETIN NO. 101 ("SAB 101"), REVENUE RECOGNITION, WHICH OUTLINES THE BASIC CRITERIA THAT MUST BE MET TO RECOGNIZE REVENUE AND PROVIDES GUIDANCE FOR THE PRESENTATION OF REVENUE AND FOR DISCLOSURE RELATED TO REVENUE RECOGNITION POLICIES IN FINANCIAL STATEMENTS FILED WITH THE SEC. WE WILL ADOPT SAB 101 IN THE FOURTH QUARTER OF 2000 AND BELIEVE THAT ADOPTING IT WILL NOT HAVE A MATERIAL IMPACT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS.

10. SUBSEQUENT EVENT

ON OCTOBER 3, 2000, THE COMPANY CLOSED A SECONDARY OFFERING AND SOLD 1.5 MILLION SHARES OF ITS COMMON STOCK AT $9.50 PER SHARE, WHICH RESULTED IN NET PROCEEDS OF APPROXIMATELY $13.0 MILLION AFTER DEDUCTING UNDERWRITING DISCOUNTS AND COMMISSIONS AND OTHER EXPENSES OF THE OFFERING.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RADIANCE CAUTIONS STOCKHOLDERS THAT, IN ADDITION TO THE HISTORICAL FINANCIAL INFORMATION INCLUDED HEREIN, THIS REPORT ON FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 THAT ARE BASED ON MANAGEMENT'S BELIEFS, AS WELL AS ON ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION, CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AND STATEMENTS LOCATED ELSEWHERE HEREIN REGARDING RADIANCE'S FINANCIAL POSITION AND BUSINESS STRATEGY, MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. IN ADDITION, YOU GENERALLY CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "MAY," "WILL," "EXPECTS," "INTENDS," "ESTIMATES," "ANTICIPATES," "PLANS," "SEEKS," OR "CONTINUES," OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, INCLUDING, BUT NOT LIMITED TO, ECONOMIC AND MARKET CONDITIONS, THE REGULATORY ENVIRONMENT IN WHICH RADIANCE OPERATES, COMPETITIVE ACTIVITIES OR OTHER BUSINESS CONDITIONS. WE CANNOT ASSURE YOU THAT OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS WILL NOT DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED FROM SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM RADIANCE'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THE REGISTRATION STATEMENT ON FORM S-2 FILED ON OCTOBER 3, 2000 AND IN THE 1999 ANNUAL REPORT ON FORM 10-K, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

OUR BUSINESS

WE ARE DEVELOPING PROPRIETARY DEVICES TO DELIVER RADIATION TO PREVENT THE RECURRENCE OF BLOCKAGES IN ARTERIES FOLLOWING BALLOON ANGIOPLASTY, VASCULAR STENTING AND OTHER INTERVENTIONAL TREATMENTS OF BLOCKAGES IN CORONARY AND PERIPHERAL ARTERIES. WE INCORPORATE OUR PROPRIETARY RDX TECHNOLOGY INTO CATHETER-BASED SYSTEMS THAT DELIVERS BETA RADIATION TO THE SITE OF A TREATED BLOCKAGE IN AN ARTERY IN ORDER TO DECREASE THE LIKELIHOOD OF RESTENOSIS. RESTENOSIS IS THE RECURRENCE OF A BLOCKAGE FOLLOWING INTERVENTIONAL THERAPY. THE APPLICATION OF BETA RADIATION INSIDE THE ARTERY AT THE SITE OF A BLOCKAGE HAS PROVEN CLINICALLY EFFECTIVE IN INHIBITING CELL PROLIFERATION, A CAUSE OF RESTENOSIS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PRIOR TO JUNE 1998, WE FOCUSED ON MANUFACTURING AND SELLING A BROAD RANGE OF ANGIOPLASTY CATHETERS AND STENT PRODUCTS, INCLUDING OUR FOCUS TECHNOLOGY PRODUCT LINE. AS CATHETER AND STENT PRODUCTS BECAME WIDELY AVAILABLE SUBJECT TO INCREASING PRICE PRESSURE, WE SHIFTED OUR FOCUS TO THE RESEARCH AND DEVELOPMENT OF RADIATION THERAPY DEVICES TO TREAT RESTENOSIS. SINCE JUNE 1998, WE HAVE:

- ACQUIRED THE PORTION OF OUR FORMER RADIANCE MEDICAL SYSTEMS SUBSIDIARY THAT WE DID NOT ALREADY OWN, WHICH WAS RESEARCHING AND DEVELOPING RADIATION THERAPY TREATMENT DEVICES TO PREVENT BLOCKAGES IN ARTERIES FOLLOWING INTERVENTIONAL TREATMENTS;

-    SOLD OUR VASCULAR ACCESS PRODUCT LINE AND RELATED ASSETS;

- LICENSED OUR PROPRIETARY FOCUS TECHNOLOGY FOR BALLOON ANGIOPLASTY TO GUIDANT CORPORATION FOR USE IN GUIDANT'S STENT DELIVERY SYSTEMS; AND

-    REDUCED OUR DIRECT SALES FORCE.

WE CONTINUE TO SELL OUR REMAINING STENT AND CATHETER PRODUCTS, INCLUDING OUR FOCUS TECHNOLOGY PRODUCTS, ON A LIMITED BASIS THROUGH MEDICAL DEVICE DISTRIBUTORS.

DEVELOPMENT AND OPERATIONS

WE PLAN TO CONTINUE TO DEDICATE OUR CORPORATE RESOURCES TO:

-    COMPLETING CLINICAL TRIALS FOR THE RDX SYSTEM;

-    OBTAINING REGULATORY APPROVALS FOR THE RDX SYSTEM; AND

- CONTINUING RESEARCH AND DEVELOPMENT ACTIVITIES RELATED TO DEVICES FOR THE DELIVERY OF RADIATION TO TREAT RESTENOSIS.

OVER THE PAST FEW YEARS, OUR SOURCE OF REVENUES HAS SHIFTED GRADUALLY FROM DIRECT SALES TO ROYALTIES FROM LICENSES INVOLVING OUR PRODUCTS. WE ARE A PARTY TO SEVERAL AGREEMENTS FOR THE DISTRIBUTION OF PRODUCTS INCORPORATING OUR FOCUS TECHNOLOGY AND OTHER EXISTING PRODUCTS IN THE UNITED STATES AND 23 OTHER COUNTRIES, THE MOST SIGNIFICANT OF WHICH IS OUR LICENSE AGREEMENT WITH GUIDANT CORPORATION.

IN JUNE 1998, WE ENTERED INTO A TECHNOLOGY LICENSE AGREEMENT WITH GUIDANT CORPORATION, GRANTING GUIDANT RIGHTS, INCLUDING EXCLUSIVE RIGHTS IN THE UNITED STATES, TO MANUFACTURE AND DISTRIBUTE PRODUCTS USING OUR FOCUS TECHNOLOGY FOR THE DELIVERY OF STENTS. IN EXCHANGE, WE RECEIVED MILESTONE PAYMENTS BASED UPON THE TRANSFER OF THE TECHNOLOGICAL KNOWLEDGE TO GUIDANT, AND CONTINUE TO RECEIVE ROYALTY

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

WE HAVE EXPERIENCED AN OPERATING LOSS FOR EACH OF THE LAST THREE YEARS AND EXPECT TO CONTINUE TO INCUR OPERATING LOSSES THROUGH AT LEAST THE END OF 2001. OUR RESULTS OF OPERATIONS HAVE VARIED SIGNIFICANTLY FROM QUARTER TO QUARTER, AND WE EXPECT THAT OUR RESULTS OF OPERATIONS WILL CONTINUE TO VARY SIGNIFICANTLY IN THE FUTURE. OUR QUARTERLY OPERATING RESULTS DEPEND UPON SEVERAL FACTORS,
INCLUDING:

-    THE TIMING AND AMOUNT OF EXPENSES ASSOCIATED WITH DEVELOPMENT OF THE RDX
     SYSTEM;

-    THE PROGRESS OF CLINICAL TRIALS AND THE TIMING OF REGULATORY APPROVALS;

-    NEW PRODUCT INTRODUCTIONS BOTH IN THE UNITED STATES AND INTERNATIONALLY;

-    VARYING PRODUCT SALES BY OUR LICENSEE;

-    VARIATIONS IN FOREIGN EXCHANGE RATES; AND,

-    CHANGES IN THIRD-PARTY PAYORS' REIMBURSEMENT POLICIES.

WE DO NOT OPERATE WITH A SIGNIFICANT BACKLOG OF CUSTOMER ORDERS, AND THEREFORE REVENUES IN ANY QUARTER ARE SIGNIFICANTLY DEPENDENT ON ORDERS RECEIVED DURING THAT QUARTER. IN ADDITION, WE CANNOT PREDICT ORDERING RATES BY DISTRIBUTORS, SOME OF WHOM PLACE INFREQUENT STOCKING ORDERS. OUR EXPENSES ARE RELATIVELY FIXED AND DIFFICULT TO ADJUST IN RESPONSE TO FLUCTUATING REVENUES.

ORGANIZATIONAL HISTORY

WE WERE FORMED IN 1992, AND OUR COMMON STOCK BEGAN TRADING PUBLICLY IN 1996. THE CURRENT RADIANCE MEDICAL SYSTEMS, INC. RESULTED FROM THE 1999 ACQUISITION BY US OF THE PORTION OF OUR FORMER RADIANCE MEDICAL SYSTEMS SUBSIDIARY THAT WE DID NOT ALREADY OWN. WE ORIGINALLY INCORPORATED THE FORMER RADIANCE AS A SEPARATE ENTITY TO FOCUS ON THE RESEARCH AND DEVELOPMENT OF RADIATION THERAPY FOR THE TREATMENT OF CARDIOVASCULAR DISEASE, AND TO OBTAIN OUTSIDE SOURCES OF FINANCING FOR SUCH RESEARCH AND DEVELOPMENT. IN JANUARY 1999, WE PAID APPROXIMATELY $6.9 MILLION IN STOCK AND $692,000 IN CASH, AND ASSUMED $1.1 MILLION OF OPTIONS TO ACQUIRE THE PORTION OF THE FORMER RADIANCE THAT WE DID NOT ALREADY OWN. IN ADDITION, THE STOCKHOLDERS AND OPTIONHOLDERS OF THE FORMER RADIANCE MAY STILL

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECEIVE PRODUCT DEVELOPMENT MILESTONES OF UP TO $1.08 FOR EACH SHARE OF PREFERRED STOCK AND $1.62 FOR EACH SHARE OF COMMON STOCK. THESE MILESTONE PAYMENTS MAY BE INCREASED UP TO 30%, OR REDUCED OR ELIMINATED IF THE MILESTONES ARE REACHED EARLIER OR LATER, RESPECTIVELY, THAN THE MILESTONE TARGET DATES. AS OF NOVEMBER 7, 2000, THE FIRST TWO MILESTONES WERE NOT ACHIEVED AND ACHIEVEMENT OF THE THIRD MILESTONE IS BEHIND SCHEDULE. SEE NOTE 7 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         SALES. SALES DECREASED 17% TO $0.5 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000 FROM $0.6 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999. THE DECREASE RESULTED PRIMARILY FROM INCREASING COMPETITION AND THE SALE OF COMPETING PRODUCTS BY GUIDANT USING THE COMPANY'S FOCUS TECHNOLOGY. MANAGEMENT ANTICIPATES THAT PRODUCT SALES REVENUE WILL CONTINUE TO BE MATERIALLY LOWER IN THE FOURTH QUARTER OF 2000 COMPARED WITH THE SAME PERIOD OF 1999 FOR THE ABOVE-MENTIONED REASONS.

         LICENSE FEE AND OTHER. LICENSE REVENUE INCREASED 62% TO $1.3 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000 FROM $0.8 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999. $1.2 MILLION AND $0.6 MILLION IN LICENSE REVENUE WERE RECOGNIZED IN THE THIRD QUARTER OF 2000 AND 1999, RESPECTIVELY, FOR ROYALTIES ON PRODUCT SALES UNDER THE TECHNOLOGY LICENSE AGREEMENT WITH GUIDANT. MANAGEMENT ANTICIPATES THAT LICENSE REVENUES WILL BE MATERIALLY HIGHER IN THE FOURTH QUARTER OF 2000 COMPARED WITH THE SAME PERIOD OF 1999 AS GUIDANT BEGAN MARKETING THE LICENSED PRODUCTS LATE IN THE THIRD QUARTER OF 1999.

         COST OF SALES. THE COST OF SALES INCREASED 26% TO $0.5 MILLION, OR 96% OF SALES REVENUES, IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000 FROM $0.4 MILLION, OR 64% OF SALES REVENUES, IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999. THE INCREASE IN COST OF SALES, RELATIVE TO SALES REVENUES, IS ATTRIBUTABLE PRIMARILY TO PRICING PRESSURE AND LOWER MANUFACTURING EFFICIENCY ASSOCIATED WITH LOW VOLUME PRODUCTION.

         RESEARCH AND DEVELOPMENT. RESEARCH AND DEVELOPMENT EXPENSES, WHICH INCLUDE CLINICAL EXPENSES, INCREASED 61% TO $2.9 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000 FROM $1.8 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999. THE INCREASE IN EXPENSES DURING THE QUARTER ENDED SEPTEMBER 30, 2000 RESULTED PRIMARILY FROM EXPENDITURES FOR CLINICAL TRIALS. THE COMPANY EXPECTS THE OVERALL EXPENDITURES TO INCREASE IN THE REMAINDER OF 2000, COMPARED TO THE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXPENDITURES FOR THE SAME PERIODS OF 1999, DUE TO HIGHER EXPENDITURES ANTICIPATED FOR PROGRAMS TO DEVELOP THE RDX SYSTEM FOR SAPHANEOUS VEIN GRAFT AND PERIPHERAL VASCULAR INTERVENTIONS.

         MARKETING AND SALES. MARKETING AND SALES EXPENSES DECREASED 25% TO $0.2 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000 FROM $0.3 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999. THE RELATIVE DECREASE IN EXPENSES RESULTED PRIMARILY FROM THE CLOSURE OF THE GERMAN SALES OFFICE.

         GENERAL AND ADMINISTRATIVE. GENERAL AND ADMINISTRATIVE EXPENSES TOTALLED $0.7 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         MINORITY INTEREST. THE MINORITY INTEREST RELATES TO OUR PARTNER'S 49% OWNERSHIP OF THE JAPAN DISTRIBUTION JOINT VENTURE, RADIATEC, DESCRIBED MORE FULLY IN "LIQUIDITY AND CAPITAL RESOURCES." THE VENTURE BEGAN LIMITED OPERATIONS IN THE THIRD QUARTER OF 1999 TO OBTAIN JAPANESE REGULATORY APPROVAL AND WILL BEGIN MARKETING THE RDX SYSTEM IN JAPAN ONCE IT RECEIVES REGULATORY APPROVAL.

OTHER INCOME (EXPENSE). OTHER INCOME INCREASED 22% TO $0.6 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000 FROM $0.5 MILLION IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999, PRIMARILY DUE TO THE RECOGNITION OF A PORTION OF THE INCOME FROM THE SALE IN AUGUST 1999 OF AN OPTION TO PURCHASE EQUITY SECURITIES WE HELD AS AN INVESTMENT HELD BY THE COMPANY. UNDER THE OPTION AGREEMENT, THE PURCHASER MADE A NON-REFUNDABLE CASH PAYMENT TO THE COMPANY OF $1.2 MILLION FOR THE OPTION AND HAS UNTIL DECEMBER 2000 TO EXERCISE THE OPTION. A GAIN OF $231,000 WAS RECOGNIZED IN OTHER INCOME IN THE THIRD QUARTER OF 2000. ALTHOUGH THE LIKELIHOOD OF EXERCISE IS UNCERTAIN, IF THE AFOREMENTIONED OPTION IS EXERCISED, THE COMPANY WILL RECEIVE AN ADDITIONAL PAYMENT OF APPROXIMATELY $2.4 MILLION IN THE FOURTH QUARTER OF 2000. SEE NOTE 4 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         SALES. SALES DECREASED 42% TO $1.7 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 FROM $3.0 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999. THE DECREASE RESULTED PRIMARILY FROM REDUCTIONS IN THE SALES OF PRODUCTS AS A RESULT OF THE LICENSE OF OUR FOCUS TECHNOLOGY TO GUIDANT AND THE DIVESTITURE OF THE VASCULAR ACCESS PRODUCT LINE IN JANUARY 1999.

         LICENSE FEE AND OTHER. LICENSE REVENUE INCREASED 146% TO $5.1 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 FROM $2.1 MILLION IN THE NINE MONTHS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENDED SEPTEMBER 30, 1999. $4.8 MILLION AND $1.9 MILLION IN LICENSE REVENUE WERE RECOGNIZED IN THE FIRST NINE MONTHS OF 2000 AND 1999, RESPECTIVELY, FOR ROYALTIES ON PRODUCT SALES UNDER THE TECHNOLOGY LICENSE AGREEMENT WITH GUIDANT.

         COST OF SALES. THE COST OF SALES DECREASED 40% TO $1.4 MILLION, OR 80% OF SALES, IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO $2.3 MILLION, OR 77% OF SALES, IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999. THE INCREASE, RELATIVE TO SALES, IS ATTRIBUTABLE PRIMARILY TO PRICING PRESSURE AND LOWER MANUFACTURING EFFICIENCY ASSOCIATED WITH LOW VOLUME PRODUCTION.

         CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. DUE TO THE ACQUISITION OF THE REMAINING SHARES OF RMS NOT OWNED BY THE COMPANY IN JANUARY 1999, THE COMPANY RECOGNIZED A CHARGE OF $4.2 MILLION FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999. SEE NOTE 7 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         RESEARCH AND DEVELOPMENT. RESEARCH AND DEVELOPMENT EXPENSES, WHICH INCLUDE CLINICAL EXPENSES, INCREASED 42% TO $8.5 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 FROM $6.0 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999. THE INCREASE IN EXPENSES DURING THE PERIOD ENDED SEPTEMBER 30, 2000 RESULTED PRIMARILY FROM EXPENDITURES FOR CLINICAL TRIALS.

         MARKETING AND SALES. MARKETING AND SALES EXPENSES DECREASED 30% TO $0.9 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 FROM $1.2 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999. THIS DECREASE IS PRIMARILY DUE TO REDUCTIONS IN THE COMPANY'S DOMESTIC AND INTERNATIONAL SALES FORCE AND RELATED EXPENSES.

         GENERAL AND ADMINISTRATIVE. GENERAL AND ADMINISTRATIVE EXPENSES INCREASED 3% TO $2.2 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 FROM $2.1 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999 DUE PRIMARILY TO AN INCREASE IN PAYROLL AND RELATED BENEFIT EXPENSES AND INVESTOR RELATIONS EXPENSES.

         MINORITY INTEREST. THE MINORITY INTEREST RELATES TO OUR PARTNER'S 49% OWNERSHIP OF THE JAPAN DISTRIBUTION JOINT VENTURE, RADIATEC, DESCRIBED MORE FULLY IN "LIQUIDITY AND CAPITAL RESOURCES." THE VENTURE BEGAN LIMITED OPERATIONS IN THE THIRD QUARTER OF 1999 TO OBTAIN JAPANESE REGULATORY APPROVAL AND WILL BEGIN MARKETING THE RDX SYSTEM IN JAPAN ONCE IT RECEIVES REGULATORY APPROVAL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         OTHER INCOME (EXPENSE). OTHER INCOME INCREASED 34% TO $1.6 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 FROM $1.2 MILLION IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999, PRIMARILY DUE TO THE RECOGNITION OF A PORTION OF THE INCOME FROM THE SALE OF AN OPTION IN AUGUST 1999 TO PURCHASE EQUITY SECURITIES WE HELD AS AN INVESTMENT. A GAIN OF $0.7 MILLION WAS RECOGNIZED IN OTHER INCOME IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000. SEE ABOVE DISCUSSION UNDER "RESULTS OF OPERATIONS, COMPARISONS OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000."

LIQUIDITY AND CAPITAL RESOURCES

SINCE INCEPTION, WE HAVE FINANCED OUR OPERATIONS PRIMARILY BY:

-    SELLING OUR EQUITY SECURITIES;

-    OBTAINING ADVANCES FROM ENDOSONICS CORPORATION, OUR FORMER PARENT COMPANY;

-    LICENSING OUR TECHNOLOGIES; AND

-    ENTERING INTO INTERNATIONAL PRODUCT DISTRIBUTION AGREEMENTS.

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

IN THE THIRD QUARTER OF 1997, SCIMED LIFE SYSTEMS, INC. EXERCISED 120,000 COMMON STOCK WARRANTS, OBTAINED FROM US THROUGH A 1995 STOCK PURCHASE AND TECHNOLOGY LICENSE AGREEMENT, FOR $377,000. WE ALSO RECEIVED $200,000 FROM THE SALE OF OUR COMMON STOCK TO CATHEX, LTD. UNDER A MAY 1997 AGREEMENT THAT GAVE CATHEX EXCLUSIVE PRODUCT DISTRIBUTION RIGHTS OF OUR EXISTING PRODUCTS THROUGH JANUARY 1, 2001.

IN THE THIRD QUARTER OF 1997, SCIMED LIFE SYSTEMS, INC. EXERCISED 120,000 COMMON STOCK WARRANTS, OBTAINED FROM US THROUGH A 1995 STOCK PURCHASE AND TECHNOLOGY LICENSE AGREEMENT, FOR $377,000. WE ALSO RECEIVED $200,000 FROM THE SALE OF OUR COMMON STOCK TO CATHEX, LTD. UNDER A MAY 1997 AGREEMENT THAT GAVE CATHEX EXCLUSIVE PRODUCT DISTRIBUTION RIGHTS OF OUR EXISTING PRODUCTS THROUGH JANUARY 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IN JANUARY 1999, WE ALSO SOLD SUBSTANTIALLY ALL OF OUR VASCULAR ACCESS PRODUCT LINE AND RELATED ASSETS TO ESCALON MEDICAL CORPORATION FOR APPROXIMATELY $2.1 MILLION. WE EXPECT TO RECEIVE THE MINIMUM ROYALTY PAYMENT OF $300,000 PER YEAR CONCLUDING IN JANUARY 2004. SEE NOTE 7 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IN JUNE 1999, WE GRANTED COSMOTEC CO., LTD OF JAPAN THE EXCLUSIVE DISTRIBUTION RIGHTS TO MARKET OUR VASCULAR RADIATION THERAPY PRODUCTS IN JAPAN. WE RECEIVED $1.0 MILLION FROM COSMOTEC AS AN UPFRONT CASH PAYMENT AND BEGAN RECOGNIZING INCOME RATABLY OVER THE SEVEN-YEAR TERM OF THE AGREEMENT. AS PART OF THE TRANSACTION WITH COSMOTEC, IN AUGUST 1999, WE ACQUIRED A 51% INTEREST, FOR $233,000, IN A JOINT VENTURE NAMED RADIATEC, WITH AN AFFILIATE OF COSMOTEC TO GAIN REGULATORY APPROVAL OF AND PROVIDE DISTRIBUTION FOR THE RDX SYSTEM IN JAPAN.

CONVERTIBLE DEBENTURE DEBT ROSE TO $1.4 MILLION IN JUNE 2000 TO REFLECT THE FAIR VALUE OF A 5%, $1.0 MILLION FACE AMOUNT CONVERTIBLE DEBENTURE THAT WE SOLD TO COSMOTEC. ON SEPTEMBER 13, 2000, COSMOTEC CONVERTED THE DEBENTURE INTO 142,857 SHARES OF OUR COMMON STOCK AT $7.00 PER SHARE. SEE NOTE 5 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IN JULY 1999, WE ENTERED INTO A TWO-YEAR CONTRACT MANUFACTURING AGREEMENT WITH BEBIG GMBH TO ACTIVATE THE RADIOACTIVE SOURCES AND COMPLETE FINAL ASSEMBLY OF THE RDX SYSTEM USING OUR PROPRIETARY EQUIPMENT AND PROPRIETARY PROCESSES. PURSUANT TO THE AGREEMENT, BEBIG WILL BUILD A FACILITY FOR THE PRODUCTION OF THE RDX SYSTEM. WE PAID $100,000 DURING 1999, AND, IN 2000 AND THE FIRST QUARTER OF 2001, WE WILL PAY APPROXIMATELY $1.2 MILLION AND $0.2 MILLION, RESPECTIVELY, FOR FACILITY SET-UP FEES. WE WILL ALSO PAY ALL MATERIAL AND THIRD PARTY COSTS ASSOCIATED WITH PRODUCTION VALIDATION. RADIANCE WAS ALSO OBLIGATED TO PREPARE THE MANUFACTURING EQUIPMENT TO BE USED BY BEBIG TO PERFORM THE FINAL ASSEMBLY OF THE RDX SYSTEM, ESTIMATED TO COST APPROXIMATELY $700,000, AND BEBIG WAS OBLIGATED TO PURCHASE THE EQUIPMENT FROM US FOR $500,000. IN AUGUST 2000, BASED UPON THE DELIVERY OF THE MANUFACTURING EQUIPMENT BY THE COMPANY TO BEBIG AND THE PERFORMANCE OF A PORTION OF THE MANUFACTURING FACILITIES SET UP BY BEBIG, BEBIG PAID THE COMPANY $0.5 MILLION AND RADIANCE PAID BEBIG $0.7 MILLION, RESPECTIVELY. WE WILL ALSO PAY BEBIG AN AGREED AMOUNT FOR EACH UNIT PRODUCED. THE COST OF THE FACILITY SET-UP FEES, EQUIPMENT COSTS AND OTHER COSTS COULD INCREASE MATERIALLY FROM THE AFOREMENTIONED AMOUNTS AS THE DESIGN OF THE PRODUCTION PROCESSES AND FACILITIES EVOLVES OVER THE NEXT TWO QUARTERS. WE HAVE EXPENSED ALL COSTS INCURRED UNDER THE AFOREMENTIONED AGREEMENTS AS RESEARCH AND DEVELOPMENT EXPENSES.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IN CONJUNCTION WITH THE CONTRACT MANUFACTURING AGREEMENT, IN JULY 1999, WE ENTERED INTO A THREE-YEAR, NON-EXCLUSIVE, SUB-LICENSE AGREEMENT TO USE BEBIG'S HEHRLEIN PATENT FOR RADIATION TECHNOLOGY THAT MAY BE USEFUL IN THE DEVELOPMENT OF THE RDX SYSTEM. PURSUANT TO THIS SUB-LICENSE AGREEMENT, WE MUST PAY TO BEBIG ROYALTY FEES FOR ANY PRODUCTS SOLD WORLDWIDE BY US THAT INCORPORATE THE LICENSED TECHNOLOGY. THE SUB-LICENSE IS SUBJECT TO RENEWAL, WITHOUT COST, THROUGH THE EXPIRATION DATES OF THE UNDERLYING PATENTS.

WE BELIEVE THAT RESEARCH AND DEVELOPMENT EXPENSES RELATING TO THE RDX SYSTEM WILL INCREASE, AS WILL COSTS ASSOCIATED WITH COMMERCIALIZATION OF THE RDX SYSTEM IF WE SUCCESSFULLY OBTAIN REGULATORY APPROVALS. WE EXPECT TO BEGIN SALES OF THE RDX SYSTEM IN EUROPE ONCE WE RECEIVE CE MARK APPROVAL.

ON OCTOBER 3, 2000, THE COMPANY FILED A REGISTRATION STATEMENT ON FORM S-2 AND SOLD 1.5 MILLION SHARES OF ITS COMMON STOCK AT $9.50 PER SHARE, WHICH RESULTED IN NET PROCEEDS OF APPROXIMATELY $13.0 MILLION AFTER DEDUCTING UNDERWRITING DISCOUNTS AND COMMISSIONS AND OTHER EXPENSES OF THE OFFERING.

NET CASH USED IN OPERATING ACTIVITIES INCREASED 7% TO $4.6 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 FROM $4.3 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999. THE INCREASE IN NET CASH USED, COMPARING THE FIRST NINE MONTHS OF 2000 AND 1999, RESULTED PRIMARILY FROM THE INCREASE IN ROYALTY PAYMENTS RECEIVABLE, WHICH GUIDANT MAKES IN THE QUARTER AFTER IT RECOGNIZES REVENUE RELATED TO THE LICENSE OF OUR FOCUS TECHNOLOGY.

AT SEPTEMBER 30, 2000, WE HAD CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES AVAILABLE FOR SALE OF $18.6 MILLION. WE EXPECT TO INCUR SUBSTANTIAL COSTS RELATED TO, AMONG OTHER THINGS, CLINICAL TESTING, PRODUCT DEVELOPMENT, MARKETING AND SALES EXPENSES OF THE RDX SYSTEM, AND EXPECT TO UTILIZE INCREASED LEVELS OF WORKING CAPITAL PRIOR TO ACHIEVING POSITIVE CASH FLOW FROM OPERATIONS. INCLUDING THE PROCEEDS FROM OUR OCTOBER 3, 2000 PUBLIC OFFERING, WE ANTICIPATE THAT OUR EXISTING CAPITAL RESOURCES WILL BE SUFFICIENT TO FUND OUR OPERATIONS THROUGH MARCH 31, 2002. OUR FUTURE CAPITAL REQUIREMENTS WILL DEPEND ON MANY FACTORS,
INCLUDING:

-    OUR RESEARCH AND DEVELOPMENT PROGRAMS;

-    THE SCOPE AND RESULTS OF CLINICAL TRIALS;

-    THE REGULATORY APPROVAL PROCESS;

-    THE COSTS INVOLVED IN INTELLECTUAL PROPERTY RIGHTS ENFORCEMENT OR
     LITIGATION;

-    COMPETITIVE PRODUCTS;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

-    THE ESTABLISHMENT OF MANUFACTURING CAPACITY;

-    THE ESTABLISHMENT OF SALES AND MARKETING CAPABILITIES; AND

-    THE ESTABLISHMENT OF COLLABORATIVE RELATIONSHIPS WITH OTHER PARTIES.

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

TRADE ACCOUNTS RECEIVABLE, NET, DECREASED 40% TO $0.6 MILLION AT SEPTEMBER 30, 2000 FROM $1.1 MILLION AT DECEMBER 31, 1999. THE DECREASE RESULTED PRIMARILY FROM LOWER PRODUCT SALES CAUSED BY INCREASING COMPETITION WITH OUR EXISTING PRODUCTS, WHICH ARE BASED ON FOCUS TECHNOLOGY.

OTHER RECEIVABLES INCREASED 118% TO $1.6 MILLION AT SEPTEMBER 30, 2000 FROM $0.7 MILLION AT DECEMBER 31, 1999. THE INCREASE IS ATTRIBUTABLE PRIMARILY TO AN INCREASE IN THE LICENSE REVENUE RECEIVABLE FROM GUIDANT OF $1.2 MILLION FOR LICENSED PRODUCT SALES DURING THE THIRD QUARTER OF 2000.

OTHER LONG-TERM ASSETS INCREASED TO $0.4 MILLION AT SEPTEMBER 30, 2000 FROM $0.0 MILLION AT DECEMBER 31, 1999 DUE TO COSTS EXPENDED IN THE THIRD QUARTER OF 2000 ASSOCIATED WITH OUR OCTOBER 3, 2000 PUBLIC OFFERING MORE FULLY DESCRIBED ABOVE.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES INCREASED 10% TO $3.0 MILLION AT SEPTEMBER 30, 2000 FROM $2.7 MILLION AT DECEMBER 31, 1999, DUE PRIMARILY TO HIGHER ACCRUALS FOR RESEARCH AND DEVELOPMENT AND CLINICAL EXPENDITURES.

DEFERRED REVENUE DECREASED 64% TO $0.7 MILLION AT SEPTEMBER 30, 2000 FROM $1.8 MILLION AT DECEMBER 31, 1999. THE DECREASE WAS DUE TO THE RECOGNITION OF DEFERRED REVENUE ON THE SALE OF AN OPTION AND DEFERRED LICENSE REVENUE DURING THE FIRST NINE MONTHS OF 2000, AS WELL AS A REALLOCATION OF $0.4 MILLION TO THE CONVERTIBLE DEBENTURE TO RECOGNIZE THE FAIR VALUE OF THE COSMOTEC DEBENTURE ISSUED IN JUNE 2000. SEE NOTES 4 AND 5 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    Part II.

                                OTHER INFORMATION

Items 1, 3, 4 and 5.     Not applicable

Item 2. Changes in Securities and Use of Proceeds

c) Recent Sales of Unregistered Securities

On September 13, 2000, we issued Cosmotec Co., Ltd. of Japan 142,857 shares of our common stock at a purchase price of $7.00 per share, pursuant to the conversion by Cosmotec of a $1.0 million convertible debenture originally issued by us to Cosmotec on June 15, 1999. The securities issued by the Company pursuant to this transaction were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of Rule 506 of Regulation D promulgated thereunder by the Securities and Exchange Commission. The foregoing transaction did not involve any public offering, the investor either received or had access to adequate information about us in order to make an informed investment decision, and we reasonably believed that the investor was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

d) Use of Proceeds

In the second quarter of 1996, the Company closed its initial public offering of common stock ("IPO"), SEC file number 333-04560, resulting in net proceeds of $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. The Company used approximately $2.7 million of the net proceeds from its IPO for repayment of certain outstanding indebtedness to EndoSonics, Inc., a holder of in excess of ten percent of the Common Stock of the Company. From the date of the IPO until September 30, 2000, in the normal course of business, the Company has paid salaries and bonuses in excess of $100,000 each (approximately $4.9 million, in aggregate) to twelve present and former officers of the Company and used $23.8 million for working capital. The Company has also used approximately $2.3 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through the end of the third quarter of 2000, the Company used approximately $3.7 million to purchase 686,000 shares of the Company's Common Stock on the open market. In September of 1998, the Company exercised a warrant to acquire 1,500,000 shares of Series B Preferred Stock of Radiance Medical Systems, Inc. for $1.5 million. In January 1999, the Company paid $692,000 to stockholders of RMS who elected to receive cash for their RMS common stock and $588,000 in costs relating to the acquisition of the remaining common stock of RMS not held by the Company. At September 30, 2000, approximately $18.3 million was held in temporary investments, of which approximately $3.5 million and $14.8 million was invested in U.S. Federal and State Agency debt securities, and corporate debt securities and commercial paper, respectively.


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

                                           RADIANCE MEDICAL SYSTEMS, INC.


Date:    November 13, 2000                 /s/ Michael R. Henson
                                           ---------------------------------
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date:    November 13, 2000                 /s/ Stephen R. Kroll
                                           ---------------------------------
                                             Vice President-Finance and Chief
                                                     Financial Officer
                                             (Principal Financial and Accounting
                                                     Officer)

                                  EXHIBIT INDEX


27       FINANCIAL DATA SCHEDULE

-------------------------