Form 10-K
period 2000-12-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2001-03-29
CIK 1013606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

            13900 ALTON PARKWAY, SUITE 122, IRVINE, CALIFORNIA 92618 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 457-9546

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                   TITLE OF                                NAME OF EACH EXCHANGE
                  EACH CLASS                                ON WHICH REGISTERED
                  ----------                               ---------------------
                     NONE                                           NONE

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 13, 2001, was approximately $56,130,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 13, 2001, approximately 13,067,000 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on June 5, 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

     - research and development of our products;

     - development and management of our business and anticipated trends on our business;

     - our ability to attract, retain and motivate qualified personnel;

     - our ability to attract and retain customers;

     - the market opportunity for our products and technology;

     - the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

     - our future capital expenditures and needs;

     - our ability to obtain financing on commercially reasonable terms;

     - our ability to compete;

     - general economic and business conditions; and

     - other risk factors set forth under "Risk Factors" in this Annual Report on Form 10-K.

     You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions.

     Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, either as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We are developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting and other interventional treatments of blockages in coronary and peripheral arteries. We incorporate our proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis. The application of beta radiation inside the artery at the site of a blockage has proven clinically effective in inhibiting cell proliferation, a cause of restenosis.

     We designed the RDX system to provide safe and effective treatment for the prevention of restenosis without many of the disadvantages inherent in alternative radiation delivery systems. Our proprietary RDX system is the only device in clinical trials that carries a radiation source on an inflatable balloon catheter. This patented technology allows the RDX system to deliver a therapeutic dose of radiation with approximately 80% less total radiation activity than competing systems. As a result, the RDX system is easier to use, does not require supplemental capital equipment, and is readily disposable. In addition, we believe that the RDX system is suitable to treat arteries that are significantly larger and smaller than can be treated with alternative radiation delivery systems. This flexibility should allow the RDX to treat a larger number of patients than said alternative systems.

     In addition to the RDX system, we manufacture and market coronary stents, coronary stent delivery systems and balloon dilatation catheters for coronary applications. We licensed our proprietary Focus balloon technology to Guidant Corporation for use in Guidant's stent delivery systems. Royalties from this license, as well as sales of our own interventional coronary products, are the primary source of our current revenues.

INDUSTRY BACKGROUND

  Coronary Artery Disease

     Coronary artery disease is the leading cause of death in the United States. More than 13 million people in the United States currently have been diagnosed with coronary artery disease, which generally is characterized by the progressive accumulation of plaque on the walls of arteries as a result of the deposit of cholesterol and other fatty materials. This accumulation of plaque leads to a narrowing of the interior passage, or lumen, of the arteries, reducing blood flow to the heart. Insufficient blood flow to the heart restricts the oxygen supply, resulting in heart attack and/or death.

     Coronary artery disease is treated by re-opening or bypassing narrowed blood vessels, thereby increasing blood flow to the heart. The three most common forms of treatment are:

     - coronary artery bypass graft, or CABG;

     - percutaneous transluminal coronary angioplasty, or PTCA; and

     - stenting.

     CABG is a highly invasive, open-chest surgical procedure in which blood vessel grafts from the patient's leg or chest are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most effective and long-lasting treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures but require reintervention.

     PTCA is the principal less invasive alternative to CABG. PTCA is performed in a cardiac catheterization laboratory, commonly referred to as a cath lab, by an interventional cardiologist. During PTCA, the cardiologist inserts a guidewire into a blood vessel through a puncture in the leg, or arm in some cases, and guides it through the blood vessel to the diseased site. The cardiologist then guides a balloon-tipped catheter over the wire to the location of the plaque, or lesion, obstructing the artery. After positioning the balloon across the lesion inside the vessel, the cardiologist inflates and deflates the balloon several times. Frequently, the cardiologist inflates successively larger balloons at the lesion site, requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial passage. PTCA typically results in increased blood flow without the actual removal of any plaque. However, injury to the arterial wall often occurs under balloon pressure. Clinical studies indicate that patients treated with PTCA often experience restenosis within six months following the procedure.

     Coronary stents are expandable, implantable metal devices permanently deployed at a lesion site. Stents maintain increased diameter in the coronary artery by mechanically supporting the diseased site. Of all the non-surgical treatments that have sought to improve PTCA, stents have shown the best results in reducing the rate of restenosis. In 1999, stents were used in approximately 70% to 90% of the PTCA procedures performed in the United States. In a typical stent procedure, a cardiologist pre-dilates the artery at the lesion site with a balloon catheter, delivers the stent to the site of the lesion and, with the use of a second balloon catheter, expands the stent and firmly positions it in place. Once placed, stents support the walls of the coronary artery to enable the artery to remain open and functional.

     The use of stents has grown rapidly since their commercial introduction in the United States in 1994. Despite their rapid adoption, stents have some disadvantages. While stents appear to be effective in reducing the frequency of restenosis resulting from elastic recoil and appear to limit vascular remodeling, they may increase, rather than decrease, the excessive proliferation of cells at the treatment site, referred to as hyperplasia. Stents not only are permanent implants that may result in unforeseen long-term adverse effects, but stents also cannot be used in cases where the coronary arteries are too tortuous or too narrow.

  Peripheral Vascular Disease

     Peripheral vascular disease encompasses a broad spectrum of blockages outside the coronary circulatory system. Peripheral vascular disease generally is characterized by atherosclerosis of the inside walls of the peripheral, or non-coronary, arteries, frequently those of the legs. This condition leads to a narrowing of the lumen, reducing blood flow to the extremities, especially the feet and legs. Insufficient blood flow to these areas restricts the oxygen supply, resulting in tissue death and, in extreme cases, gangrene and amputation. Treatment methods for these patients include arterial bypass surgery and balloon angioplasty.

  Restenosis

     Restenosis typically refers to a renarrowing of an artery within six months of a revascularization treatment to less than 50% of the artery's size following the original procedure. Restenosis is a vascular response to arterial injury and occurs frequently after a revascularization procedure. A revascularization stretches arteries or otherwise damages the treated segment of an artery. Due to multiple mechanisms controlling vascular repair, restenosis may occur within a short period after a revascularization procedure or may develop over the course of months or years. Restenosis that occurs shortly after a revascularization procedure usually results from elastic recoil of the artery.

     Restenosis occurring a longer period of time after a revascularization procedure may result from excessive proliferation of cells at the treatment site, known as hyperplasia, or from a remodeling of the arterial segment, the causes of which are not well understood. In response to an arterial injury from revascularization, the body initiates a biochemical response to repair the injury site and protect it from further harm. This response will include a signal to adjacent cells of the arterial wall to multiply. Often this cell proliferation goes unchecked, resulting in a much thicker and inelastic arterial wall and in reduced blood flow.

  Radiation Therapy and Vascular Brachytherapy

     For more than 50 years, radiation therapy has been used routinely to treat proliferative cellular disorders, such as cancer. There are two types of radiation used for brachytherapy, beta and gamma. While externally applied radiation has shown little beneficial effect on treated arteries, the application of beta and gamma radiation within the blood vessel at the site of arterial injury has proven clinically effective in treating restenosis by inhibiting cell proliferation. This type of treatment is referred to as vascular brachytherapy.

     A number of clinical trials indicate that the application of radiation inhibits cellular proliferation, which is a cause of restenosis. An advantage of beta radiation is that it travels only a short distance, approximately 2 to 4 millimeters, after which its radiation activity diminishes to a negligible amount. This relatively short distance of travel makes it compatible with current cath lab practices. Gamma radiation is significantly more penetrating and therefore potentially more hazardous to use than beta radiation. For example, healthcare workers leave the cath lab during administration of gamma radiation to ensure their safety by limiting their exposure to gamma radiation. In addition, gamma radiation impacts patient tissue beyond the treatment site.

MARKET OPPORTUNITY

  Size of Market

     Coronary Artery Disease. Coronary artery disease is the leading cause of death in the United States and Europe. In 1999, physicians performed approximately 1.2 million PTCA procedures worldwide to treat this disease. Approximately 40% of PTCA patients experience restenosis within six months of the initial procedure. These patients may require another angioplasty procedure or a CABG procedure. Approximately 400,000 CABG procedures are performed annually in the United States. Approximately 25% of all heart bypass grafts narrow or become blocked within five years, requiring a repeat procedure.

     Approximately 70% to 90% of angioplasty procedures include the placement of a stent. Clinical studies indicate that 15% to 30% of the patients who receive stents following balloon angioplasty experience restenosis, referred to as "in-stent" restenosis. Patients suffering from in-stent restenosis often experience recurrent restenosis and, as a result, are prone to multiple revascularization procedures. The likelihood of recurrent restenosis in this group of patients is between 40% to 65%. In total, approximately $3 billion is spent annually in the United States on repeat revascularization procedures prompted by restenosis.

     Peripheral Vascular Disease. Peripheral vascular disease encompasses a broad spectrum of blockages outside the coronary circulatory system. This disease afflicts up to 5% of all men and 2% of all women age 50 or older, resulting in approximately 350,000 newly diagnosed cases per year in the United States. Physicians perform approximately 300,000 peripheral vascular blockage revascularization procedures annually in the United States. Of these, approximately 35% to 40% are peripheral balloon angioplasty procedures. More than 40% of these patients experience restenosis. At present, the treatment options for restenosis in these patients include a repeat angioplasty or a peripheral artery bypass procedure.

  Limitations of Alternative Radiation Technologies

     In addition to the RDX system, other radiation treatment products are in various phases of development, and in some cases have been approved in the U.S. and/or Europe, to deliver radiation inside of coronary arteries. These technologies are based upon previously developed cancer treatments and utilize the same types of technology that oncologists have used for decades. These technologies typically deliver radiation via a seed or wire in a catheter-based system. Seed-based technology, which oncologists pioneered as a treatment for prostate cancer and other forms of cancer, involves the delivery of beta radiation via a "train" of several miniature sealed sources containing a beta-emitting radioisotope hydraulically delivered and retrieved via a catheter. Source wires with gamma-emitting radioactive tips have been used for some time in cancer therapy. Radioactive source wires and seed trains are used in conjunction with an afterloader, a specialized piece of equipment that may be computer controlled to automatically calculate treatment times, control movement of the source wire, and store and shield the source wire when not in use. Radioactive stents, which are similar to a conventional stent treated to emit radiation, are also in development.

     We believe there are a number of limitations and disadvantages to alternative radiation technologies for the treatment of restenosis:

     - Use of Gamma Radiation. Some competing technologies use gamma radiation, which, although potentially effective to treat restenosis, is much more penetrating and difficult to limit to the targeted area than beta radiation. Gamma radiation may damage a patient's healthy tissue during treatment. In addition, during gamma procedures, healthcare professionals must use cumbersome shielding and leave the treatment area to minimize their radiation exposure, a precaution not required with beta radiation. Also, treatment time is up to five times longer with gamma than with beta radiation.

     - Existing Beta Radiation Systems Require Larger Amounts of Radioactive material than our RDX system. Competing products use beta radiation on a wire or in seeds which can be 1 to 2 millimeters away from the arterial wall. Consequently, these systems must use high levels of activity to achieve adequate dose rates to the arterial wall.

     - Wire and Seed-Based Systems are Difficult to Center Within the
       Artery. Because wire and seed-based systems are not apposed to the vessel wall, the radiation source must be centered within the artery, which may be difficult or impossible. If it is not centered, the source of radiation may be closer to one side of the arterial wall than to the other. Consequently, one side may receive too little radiation, which could increase rather than decrease cell proliferation, while the other side receives too much radiation, which may damage the arterial wall.

     - Wire and Seed Based Systems Require Calculation of Dwell-Time During the Procedure. Because of the differing sizes of the arteries and the depth of penetration, dwell-times, or the time the source irradiates the tissue to generate the prescribed dose, must be calculated during the procedure after making arterial measurements. Even if computerized, this adds significant procedure time and adds an additional source of potential procedural error.

     - Limited Capabilities for Small Coronary Arteries. Native coronary arteries range from 1.5 to 4.0 millimeters in diameter. All of the competitive vascular brachytherapy devices require a separate delivery catheter to provide access to the coronary anatomy prior to inserting the wire or seed-based device. The two device mechanism deployed in wire or seed-based procedures makes it difficult to access small coronary arteries that are less than 2.5 millimeters in diameter.

     - Limited Capability for Large Arteries. All of the competitive vascular brachytherapy devices are severely limited in treating blockages in large arteries such as peripheral arteries and CABG grafts. For example, the arteries in the femoral and iliac regions of the legs range from 5 to 12 millimeters in diameter. Using a wire or seed-based system in these arteries can be difficult because beta radiation penetrates approximately 2 to 4 millimeters from the radioactive source. Thus, for most patients, the arterial passage is too large for effective penetration of beta radiation. Although doctors can use gamma radiation to treat peripheral arteries, gamma radiation has the problems previously noted.

     - Expensive, Bulky Equipment. Competitive wire and seed-based devices require expensive and sometimes bulky equipment in order to safely house the radioactive agents. The expense of this equipment may increase the patient's cost of treatment. Some treatment facilities may view the bulk of the equipment as a drawback.

     - Difficult Handling and Disposal of Radioactive Material. Long-lived radioisotopes or devices with higher radiation activity may require special and expensive handling, transportation and storage.

     - Additional Training and More Complicated Procedures. Wire and seed-based systems require extensive training to use and calibrate their radiation delivery system. These systems also involve complicated procedures and use a guide wire and a catheter, or in other cases a centering balloon, dummy wire and then a radioactive wire.

     - Radioactive Stents Have Failed to Show Efficacy. Radioactive stents have failed to reduce the rate of restenosis in clinical trials despite testing of varying sizes of stents and varying amounts of radiation. Various clinical trials of a variety of radioactive stents have concluded that the arterial wall at the edges of the stent tend to block the artery, in what is known as the "candy-wrapper" effect. To date in clinical trials, radioactive stents have exhibited a candy-wrapper effect and have failed to show significant reduction in restenosis rates.

OUR RDX TECHNOLOGY SOLUTION

     Because it is the only method of vascular brachytherapy that was developed specifically to treat arterial restenosis and not derived from cancer treatment methods, we believe that the RDX system is a second generation vascular brachytherapy treatment. The RDX system enables solid form radioactive material of virtually any isotope to be integrated into the wall of the balloon material itself, which creates a radioactive balloon catheter. Our second generation approach combines the demonstrated benefits of beta radiation with the utility of direct blood vessel wall apposition associated with balloon deployment.

  Advantages of the RDX System

     We believe the RDX system provides the following advantages compared to competing technologies:

     - Highly Accurate Dose Delivery. The RDX system places the radiation source directly against, or apposed to, the arterial wall. This feature overcomes the problem of inconsistent dose delivery inherent with alternative vascular brachytherapy devices.

     - Approximately 80% Less Radioactivity. The RDX system delivers a therapeutic dose with approximately 80% less radioactive material than other radiation technologies. The RDX system requires less radiation activity because, unlike competing systems, the radioactive source is apposed to the arterial wall.

     - No Costly Capital Equipment. The RDX system does not require expensive capital equipment, such as an afterloader system, nor does it require extensive radiation shielding. The afterloader system stores, delivers and computes the dwell time to deliver the appropriate radiation dose to the treatment site. Our system consists of a catheter with a plastic shield that covers the beta radiation source.

     - Ease of Dwell-Time Calculation. With the RDX system, the dwell-time is calculated at the time of manufacture and printed on the package. With other devices, a dwell-time must be calculated during the procedure for each vessel size to deliver the correct dose.

     - Capable of Treating Small Vessels. Coronary arteries range from 1.5 to
       4.0 millimeters in diameter. Many competing systems cannot treat coronary arteries smaller than 2.5 millimeters in diameter due to the large size or multiple components. We can make the RDX system with small balloon sizes, giving it the capability to treat smaller and more tortuous vessels.

     - Capable of Treating Large Vessels. Beta radiation falls off rapidly the farther it travels from the source. Small diameter radiation sources centered in large arteries cannot treat these vessels effectively because the radiation dose is too weak by the time it reaches the target area. The RDX system overcomes this limitation by placing the radiation source against the vessel surface.

     - Easy to Use and Disposable. The RDX system is simple, easy to use and disposable. The RDX system is similar to other types of catheters interventional cardiologists are familiar with and accustomed to using. In addition, the hospital disposes of the source as normal medical waste after holding the radioactive source balloon for approximately one year.

     - Safe to Use. The RDX system double balloon construction protects and contains the radiation in the solid film substrate during use. Also, the use of the beta isotope as a radiation source with less total radiation activity than competing devices increases the safety of the RDX system for patients, physicians and hospital personnel.

     - Overcomes Barriers to Treatment. The RDX system effectively delivers radiation treatment through barriers such as stents or calcium deposits due to the close proximity of the radioactive source to the artery wall.

     - Potentially Useful in a Wide Variety of Vascular Applications. In addition to coronary and peripheral vascular disease, the RDX system is potentially useful in other vascular applications such as renal arteries, carotid arteries and kidney dialysis grafts because of its ability to deploy radiation regardless of vessel size by using larger or smaller balloons. This could broaden the clinical utility and market potential for the RDX system.

     - Potentially Useful in Oncology Applications. The design of the RDX system may make our technology useful for the treatment of a variety of cancers, including esophageal and biliary cancer. We may be exploring these areas in the future.

PRODUCTS

  The RDX System

     Device description. The RDX system is a patented device that we believe represents a second generation radiation delivery technology for use in vascular brachytherapy. The RDX system is unique among devices developed for this purpose due to its use of a radioactive source carried by a balloon. Our innovative RDX system is fabricated by encapsulating, or sandwiching, a radioactive film source within two balloon membranes. The two balloon membranes isolate the source from direct contact with the patient and the inflation media, thereby fully containing the isotope. The source element is a thin film containing solid state Phosphorous-32, or (32)P. (32)P is a pure beta emitter, with a half-life of 14.3 days.

     A customized plastic shield approximately 2.0 centimeters in diameter covers the radioactive portion of the catheter. Plastic is an effective shield for beta isotopes. Dose rates measured on the surface of the shield while the balloon is in the shield are less than the hand dose received from other medical equipment typically used in a catheterization procedure. The radiation is low enough that the RDX system can be packaged in a standard catheter kit and shipped via overnight delivery. The shield serves both to protect personnel from radiation while the device is not in use, and to introduce the device into the guiding catheter. We are developing the RDX system in a variety of balloon diameters and source lengths for coronary and peripheral treatment applications. We designed the RDX system's catheter to allow for its configuration in both over-the-wire and rapid-exchange format, the two methods used to deploy angioplasty balloons.

     The RDX System Treatment Procedure. The RDX system is approximately as flexible as a conventional PTCA catheter, and delivers the balloon radiation source to the lesion site the same way as a conventional balloon catheter. The RDX system does not require any custom guides, catheters or wires for use. Prior to using the RDX system, the cardiologist completes the primary revascularization procedure, leaving the guidewire across the lesion.

     The cardiologist introduces the RDX system into the patient and advances it to the treatment site in a manner similar to any PTCA catheter. Once in place, low pressure inflation of the balloon at two atmospheres deploys the source directly against the internal wall of the vessel. After leaving the RDX catheter in place for the dwell time, which is pre-printed on the package, to achieve the correct dose, the cardiologist deflates the balloon and withdraws the source back into the shield.

     For disposal, the source portion is cut off of the catheter into a shielded container, and the balance of the catheter is disposed of as normal medical waste. Approximately one year later, the medical facility disposes of the source portion as normal medical waste.

     RDX System Product Pipeline. We are developing an RDX system to treat peripheral vascular disease. In addition, in January 2001 we received a patent for combining a stent on the same catheter as an RDX system for delivering radiation to the coronary or peripheral vasculature. This patent includes claims that cover the RDX system to perform an angioplasty procedure, deliver a stent and deliver radiation to the treated blood vessel site. We intend to initiate a program to develop the RDX system for this application.

  Existing Catheter and Stent Products

     We manufacture a number of coronary integrated stent delivery systems. In addition, using our patented Focus technology we have created angioplasty balloons that expand to different sizes, permitting cardiologists to deliver stents and perform other interventional procedures in blood vessels of varying diameters and anatomical locations. This design enables cardiologists to avoid the costs and difficulties of inflating multiple balloons to treat blood vessels of varying diameters. In June 1998, we licensed our Focus technology to Guidant for use in stent delivery as part of a long term technology license agreement.

CLINICAL TRIALS

  Our RDX Clinical Trials

     We currently are conducting two clinical trials in the United States and Europe to obtain regulatory approval to market the RDX system, the Beta Radiation Trial to Eliminate Restenosis, or BETTER, clinical study in Europe and the Beta Radiation to Reduce In-Stent Restenosis, or BRITE, clinical studies in the United States. The BRITE SVG clinical study is being conducted as a feasibility study for the use of the RDX system in treating restenosis in sapheneous vein graft patients. The BETTER study is designed to provide us with the data we need to obtain CE Mark approval and commercialize the RDX system in Europe and other foreign countries. We expect that data from both trials will support our pre-market approval applications to the FDA to market our device in the United States. We also have announced plans to conduct two additional studies, the first for restenosis in small arteries and the second for restenosis in peripheral arteries. The treatment of these indications represents approximately 25% to 30% of the procedures performed by interventional cardiologists on a worldwide basis.

     BETTER Clinical Study. We completed enrollment of 147 patients in the multi-center European BETTER study in 2000. The study tests the safety of the RDX system and its ability to prevent restenosis in a wide variety of patients following conventional balloon angioplasty and/or coronary stenting. We submitted an application for CE Mark approval on August 30, 2000 based on the data from this trial. Following CE Mark approval, we expect to begin marketing the RDX system in Europe and other regions during the first half of 2001.

     In November 2000, we released preliminary data from the first 90 patients in the BETTER study following 6-month clinical and angiographic follow up. Restenosis occurred within the target lesion in approximately 5 percent of these patients. In a subgroup of 24 patients treated for in-stent restenosis, restenosis occurred in two patients (8 percent). These results are preliminary and not necessarily indicative of the final results that may be shown upon completion of the study.

     BRITE Clinical Study. The objective of the U.S. multi-center BRITE study is to evaluate the safety and efficacy of the RDX system in preventing the recurrence of restenosis in patients who have received stents. We began Phase I in February 2000 and have now completed six month follow up of each patient included in this phase of the study. Restenosis in the target lesion was not found in any patient in this study. In August 2000, we submitted technical documentation and data from both the BETTER and the BRITE clinical studies to the FDA and requested approval to begin the final randomized, placebo-controlled phase of the BRITE study. FDA approval was received in December 2000 and we began the final phase trial of this 480 patient study in January 2001.

     BRITE SVG Clinical Study. In August 2000, we filed with the FDA a supplement to our existing investigational device exemption, or IDE, to initiate a clinical trial to prove the safety of the RDX system in reducing restenosis in saphenous vein graft patients. This clinical study will include patients who have undergone a coronary bypass surgical procedure and, following a diagnosis of a blockage in one of the bypass grafts, require further interventional treatment. The vessels in such patients are larger than normal coronary arteries and are 3.0 to 5.0 millimeters in size. We believe we can design the RDX system to treat arteries of any size by using different size balloons. Therefore, these graft patients are excellent candidates for treatment with the RDX system. FDA approval was received for a Phase I trial and enrollment began in January 2001. We expect to enroll fifty patients and complete the enrollment phase of this study in 2001.

     Small Coronary Artery Trial. This multinational clinical trial is designed to prove the value of the RDX system in reducing restenosis within smaller coronary arteries. This trial targets patients with atherosclerotic disease in smaller coronary arteries of less than 3.0 millimeters in diameter. Following either conventional balloon angioplasty or coronary stenting, these smaller arteries are highly susceptible to restenosis. We believe that the RDX catheter is ideal for the treatment of such difficult to treat small coronary arteries. This study will require approximately 18 to 24 months for completion. We are currently awaiting in-country approval in Europe for the trial before beginning patient enrollment.

  Other Clinical Trials of Beta Radiation Brachytherapy

     In addition to the four clinical trials we are sponsoring or plan to sponsor, other clinical trials have demonstrated that beta radiation is a useful treatment for restenosis. Third parties are conducting and have completed clinical trials of other vascular brachytherapy devices. Two of the more significant trials are the Stents and Radiation Therapy, or START, trial and the Intimal Hyperplasia Inhibition with Beta In-stent, or INHIBIT, trial. These trials indicate that beta radiation sources are safe and effective in reducing restenosis following an interventional procedure in the coronary vasculature. Another trial conducted by Novoste, the Beta-Cath Trial, indicates that beta radiation sources are safe and effective in reducing restenosis following PTCA, but may not be effective following first time stent placement.

     START Trial. In March 2000, the results from the Novoste START trial were released. This trial included 476 patients from 50 clinical sites in North America and Europe and studied the safety and effectiveness of a system for delivering Sr-90 (beta) radiation sources to the site of in-stent restenosis in a coronary artery. The START trial results showed the following statistically significant results for patients with in-stent restenosis treated with seed-based beta radiation when compared to patients treated with placebo:

     - 34% reduction in the rate of target vessel revascularization, or requirement for repeat procedures in the treated vessel;

     - 66% decrease in rate of restenosis within the stented portion of the treated artery;

     - 36% reduction in the rate of restenosis at a longer section of the artery, 10 millimeters beyond the area treated with radiation or revascularization methods; and

     - 31% decrease in the rate of major, adverse cardiac events.

     Beta-Cath System Trial. In March 2001, Novoste released the results from its Beta-Cath System trial, the first radiation trial in patients with de novo lesions. This trial included 1,455 patients at 59 clinical sites in North America and Europe and studied the clinical safety and efficacy of a system for delivering beta radiation sources to the site of PTCA or first time stent placement. For PTCA cases, the trial showed the following results with seed-based beta radiation when compared to patients treated with a placebo:

     - 28% reduction in the rate of target vessel revascularization, or requirement for repeat procedures in the treated vessel;

     - 14% reduction in the rate of restenosis at a longer section of the artery, beyond the area treated with radiation or revascularization methods; and

     - 30% decrease in the rate of major, adverse cardiac events.

     However, for first time stent placements, radiation did not improve restenosis in the longer section of the artery.

     INHIBIT Trial. The Guidant INHIBIT trial evaluated the clinical safety and efficacy of a (32)P wire system for the prevention of restenosis. The trial enrolled 332 patients divided equally into a placebo group and a group treated with a 20gy P-32 (beta) dose level. The trial results showed the following statistically significant results for patients with in-stent restenosis treated with wire-based beta radiation when compared to patients treated with placebo:

     - 33% reduction in the rate of target vessel revascularization, or requirement for repeat procedures in the treated vessel;

     - 67% decrease in rate of restenosis within the stented portion of the treated artery;

     - 50% reduction in the rate of restenosis at a longer section of the artery, 10 millimeters beyond the area treated with radiation or revascularization methods; and

     - 33% decrease in the rate of major, adverse cardiac events.

MANUFACTURING

     The RDX System. We manufacture the base catheter of the RDX system at our facilities in Irvine, California. In Europe, we have an agreement with Bebig, a German manufacturer, to activate the radioactive sources and complete final assembly of the RDX system. Pursuant to an amended two year manufacturing agreement that is renewable three times for subsequent two-year terms, Bebig will perform final assembly with our proprietary equipment and proprietary processes. Bebig has produced only a small number of units for us under the manufacturing agreement as we are still in the process of setting up the Bebig facility. In the United States, we expect to enter into a similar agreement. Currently, all radioactive source manufacture and final assembly used for clinical trials have been produced by a U.S. based, licensed radiation facility. Regulations require that a licensed facility must perform the handling of radioactive materials. We do not have and do not intend to pursue such a license, and therefore we contract with outside facilities to handle radioactive materials for us.

     Due to the shelf-life of the RDX system, it is critical to manufacture and ship these products as close to the date of use as possible. Moreover, coordination among us, the contract manufacturer, the shipping carrier and the end user is necessary in order to reduce product waste. Because radioactive sources must travel from one licensed facility to another licensed facility, the source manufacturer, such as Bebig, will be responsible for warehousing the final RDX system and shipping it to the end user.

     Catheter and Stent Products. With the exception of final assembly and sterilization procedures for those products designed to be sold only outside the United States, we produce all of our current products at our facilities in Irvine, California.

     We fabricate certain proprietary components, then assemble, inspect, test and package all components into finished products. By designing and assembling our catheter products, we believe we are better able to control quality and costs, limit third-party access to our proprietary technology, and manage manufacturing process enhancements and new product introductions. In addition, we purchase many standard and custom-built components from independent suppliers and subcontract certain processes from independent vendors. Most of these components and processes are available from more than one vendor.

     We have obtained the right to affix the CE Mark to all of our products currently sold in the countries of the European Economic Area and Switzerland. As part of the CE Mark process, we also received ISO 9001/EN46001 certification with respect to the manufacturing of all of our currently marketed products. We have undergone and expect to continue to undergo regular QSR and ISO 9001 inspections in connection with the manufacture of our products at our facilities.

MARKETING AND SALES

     We are developing the RDX system for commercial marketing and sale in domestic and international markets. We presently are exploring distribution strategies for the RDX system in both domestic and international markets. These strategies include establishing a direct sales force and partnering with a major device manufacturer. Our present intention is to develop our own direct sales and marketing capabilities and continue to evaluate alternative strategies.

     Pursuant to our sub-license agreement with Bebig, we must pay a minimum annual license fee, subject to offset by certain amounts paid under a manufacturing agreement with them, that began in July 2000 and royalty fees for any products sold by us worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, through the expiration dates of the patents.

     We currently sell our PTCA catheters and coronary stent systems through medical device distributors and direct sales personnel. Our existing products are sold primarily in international markets. However, some of our products are not available in each market due to regulatory and intellectual property restrictions. Our most important distribution agreements and licensing arrangements are with Guidant and Cosmotec.

     Guidant Corporation. In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting them a 10 year license to manufacture and distribute stent delivery products using our Focus technology. Under this agreement, we have received milestone payments based upon the transfer of the technological knowledge to Guidant and royalty payments based upon Guidant's sales of products using Focus technology. During 1999, we received $2.0 million in milestone payments and recorded the minimum annual royalty of $250,000. No additional milestone payments are due under the agreement, but royalties are due as long as the agreement is in effect. In the year ended December 31, 2000, we recorded $6.4 million in royalties.

     Cosmotec Co., Ltd. In June 1999, we granted Cosmotec of Japan distribution rights to market our vascular radiation therapy products in Japan. We received an upfront cash payment and are recognizing the income over the seven-year term of the distribution agreement. We also received $1.0 million from Cosmotec for a debenture issued in June 2000, which was converted into 142,857 shares of common stock at $7.00 per share in August 2000. As part of this transaction, in August 1999 we acquired a 51% interest, for $233,000, in a new joint venture with an affiliate of Cosmotec. The joint venture, named Radiatec, was formed to gain regulatory approval of and provide distribution for the RDX system in Japan.

     In 1998 and 1999, we reduced our U.S. sales force and did not actively promote our products in the United States due to regulatory approval requirements, the competitive environment and our decision to focus our efforts on the development of the RDX system. Due to the licensing in June 1998 of the technology upon which our currently-marketed products are based, and the sale of our vascular access product line and related assets in January 1999, our product sales have decreased substantially since 1998. We expect them to continue to decrease prior to the sales launch of the RDX system in Europe in 2001.

PATENTS AND PROPRIETARY INFORMATION

     We own two issued United States patents and hold a non-exclusive license to a third issued United States patent along with its issued German counterpart, covering the present design of the RDX system. All four issued patents relate to radiation delivery catheters in which the radioisotope is carried by an inflatable balloon for positioning against a vessel wall. We own three additional issued United States patents relating to radiation delivery systems which are not incorporated in the present design of the RDX system.

     In July 1999, we entered into a three-year technology sub-license agreement with Bebig for non-exclusive rights to the Hehrlein patents for radiation technology. Pursuant to this sub-license agreement, we pay to Bebig a minimum annual license fee that began in July 2000, and royalty fees for any products sold by us worldwide that incorporate the licensed technology. The sub-license is subject to renewal at our option, without cost, through the expiration dates of the patents.

     Including the patents and rights to the RDX system and radiation delivery, we own or have the rights to 31 issued U.S. patents, one issued European patent and two Japanese patents covering certain aspects of our technologies. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. We cannot assure you that any issued patents will provide competitive advantages for our products or that they will not be challenged or circumvented by our competitors.

COMPETITION

     We believe that the primary competitive factors in the market for interventional cardiology devices are:

     - clinical effectiveness;

     - product safety;

     - catheter size;

     - flexibility and trackability;

     - ease of use;

     - reliability;

     - price;

     - availability of third-party reimbursement;

     - distribution capability;

     - time necessary to develop products successfully; and

     - ability to receive regulatory approval.

     Radioactive source wires or seed trains represent the most common competitive approach. Three companies are analyzing the effectiveness of this type of technology in treating in-stent restenosis. Johnson & Johnson received pre-market approval from the FDA in November 2000 for the use of a manually advanced gamma radiation wire system. Their application for approval was based on the results of three clinical trials, all of which demonstrated a substantial reduction in restenosis. This system is also available in Europe. Guidant's beta radiation wire-based system is available in Europe, and Guidant filed a pre-market approval application with the FDA in December 2000 for its beta wire/afterloader system. Novoste completed its START trial and, in November 2000, received pre-market approval from the FDA. Novoste's beta radiation seed-based system is also available in Europe.

     Guidant is developing a beta radiation coronary stent and initiated a 30-patient feasibility trial to study the safety of its device. Johnson & Johnson also has developed a radioactive stent that has been evaluated in several clinical trials but is not being marketed currently.

     Several companies, including Johnson & Johnson, Boston Scientific and Cook, are attempting to develop drug coated stents. These stents typically are coated with a drug that inhibits growth of tissue to attempt to prevent or reduce the occurrence of restenosis. Johnson & Johnson's stent, in a small feasibility trial, showed a significant reduction in restenosis, and they are pursuing approval for a 1,100 patient, randomized trial. We believe, however, that it is too early to determine whether drug-coated stents will have competitive advantages over our brachytherapy products. Because currently marketed stents have artery placement limitations, we also believe that if drug-coated stents ultimately show competitive advantages over our brachytherapy products, there still will be a significant market for our products if we demonstrate their efficacy in significantly reducing restenosis.

     Our catheters, stents and other products compete with catheters and stents marketed by a number of manufacturers, including Guidant, Johnson & Johnson, Medtronic and Boston Scientific. We also compete with manufacturers of other catheter-based atherectomy devices, vascular stents and pharmaceutical products intended to treat vascular disease. We believe that many of the purchasers and potential purchasers of our current products prefer to purchase catheter and stent products from a single source. Accordingly, many of our competitors, because of their size and range of product offerings, have a competitive advantage over us.

     Although we believe we compete favorably overall with respect to most competitive factors, most of our competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. We cannot assure you that competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those we will develop and market or that would render our technology and products obsolete or noncompetitive. Additionally, many of the competitors have the capability to bundle a wide variety of products in sales to cath labs. We may be unable to compete effectively against such competitors and other potential competitors in terms of manufacturing, marketing and sales.

     Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing restenosis include safety, efficacy, ease of use, reliability, suitability for use in cath labs, service and price. We also believe that physician relationships, especially relationships with leaders in the interventional cardiology community, are important competitive factors.

THIRD-PARTY REIMBURSEMENT

     In the United States, our products are purchased primarily by medical institutions, which then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the healthcare services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group established by the U.S. Healthcare Finance Administration. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure.

     If a procedure is not covered by a diagnosis-related group, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Reimbursement of interventional procedures utilizing our products currently is covered under a diagnosis-related group. We cannot assure you that reimbursement for such procedures will continue to be available to hospitals and other users of our products, or that future reimbursement policies of payors will not hamper our ability to sell our products on a profitable basis.

     Outside the United States, market acceptance of the RDX system depends partly upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement systems vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.

     Some countries have centrally organized healthcare systems, but in most cases there is a degree of regional autonomy either in deciding whether to pay for a particular procedure or in setting the reimbursement level. The manner in which new devices enter the healthcare system depends on the system: there may be a national appraisal process leading to a new procedure or product coding, or it may be a local decision made by the relevant hospital department. The latter is particularly the case where a global payment is made that does not detail specific technologies used in the treatment of a patient. Most foreign countries also have private insurance plans that may reimburse patients for alternative therapies. Although not as prevalent as in the United States, managed care is gaining prevalence in certain European countries.

     We will seek international reimbursement approvals, although we may fail to obtain such approvals in a timely manner or at all. We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in other countries. The general escalation in medical costs has led to and probably will continue to create increased pressures on the healthcare providers, to reduce the cost of products and services, including our products. If third-party reimbursements are inadequate to provide us with a profit on our products, efforts to develop and market our products may fail.

GOVERNMENT REGULATION

     The manufacturing and marketing of our products are subject to extensive and rigorous government regulation in the United States and in other countries. Prior to commercialization, new products must meet rigorous governmental agency requirements for pre-clinical and clinical testing and patient follow-up. Federal regulations control the ongoing safety, efficacy, manufacture, storage, labeling, record-keeping, and marketing of all medical devices. We cannot sell or market our existing products or the RDX system without U.S. and foreign approvals.

     If a medical device manufacturer establishes that a newly developed device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device that the Food and Drug Administration, or FDA, has not called for a pre-market approval application, or PMA, the manufacturer may seek clearance from the FDA to market the device by filing a premarket notification with the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. All of the 510(k) clearances received for our catheters were based on substantial equivalence to legally marketed devices. We cannot assure you that the FDA will grant us timely 510(k) clearance for any of our future products or significant modifications of our existing products. In addition, if the FDA has concerns about the safety or effectiveness of any of our products, it could act to withdraw approval or clearances of those products or request that we present additional data.

     If substantial equivalence cannot be established, or if the FDA determines the device or the particular application for the device requires a more rigorous review to assure safety and effectiveness, the FDA will require the manufacturer to submit a PMA which must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and typically requires the submission of clinical data. The PMA process may require as many as 1,000 patients, depending on indications, with at least one year follow-up. The RDX system and other products under development will be subject to this PMA process over the next two to three years, depending upon many factors including the number of patients and the follow-up period required. In January 2001, we began the BRITE II trial, a 480 patient randomized study to test the efficacy of the RDX system for the treatment of in-stent restenosis. In addition to the FDA, we expect to file an application with the Ministry of Health and Welfare in Japan. This procedure requires completion of 60 to 100 patients in two to three Japanese clinical investigation sites. We expect the Japanese approval process to take approximately 18 to 24 months.

     Because the RDX system utilizes radiation sources, its manufacture, distribution, transportation import/ export, use and disposal are subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, we will need to obtain approval from the U.S. Nuclear Regulatory Commission, or NRC, or an equivalent state agency, of our radiation sources for certain medical uses to distribute the radiation sources commercially to licensed recipients in the United States. In addition, we and/or our supplier of radiation sources must obtain a specific license from the NRC to distribute such radiation sources commercially as well as comply with all applicable regulations. We and/or our supplier of radiation sources also must comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the RDX system. In addition, hospitals may be required to obtain or expand their licenses to use and handle beta radiation prior to receiving radiation sources for use in the RDX system. We expect to comply with comparable radiation regulatory requirements and/or approvals in markets outside the United States.

     FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with QSR regulations. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. The Medical Device Reporting laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. We have received FDA approval to market the catheters which utilize our Focus technology, for coronary balloon angioplasty. These catheters are marketed outside the United States for use in stent deployment. However, without specific FDA approval for stent deployment, these catheters may not be marketed by us in the United States for such use. Because we licensed the Focus technology to Guidant in June 1998, we have no plans to seek said FDA approval for stent deployment for that technology.

     Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, government regulations may be established in the future that could prevent or delay regulatory clearance or approval of our products. Delays in receipt of clearances or approvals, failure to receive clearances or approvals or the loss of previously received clearances or approvals would have a material adverse effect on our business, financial condition and results of operations.

     We are subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. We cannot accurately predict the extent of government regulation that might result from any future legislation or administrative action. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

     International sales of our products are subject to regulatory requirements in many countries. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. We typically rely on our distributors in such foreign countries to obtain the requisite regulatory approvals. We cannot assure you, however, we will obtain such approvals on a timely basis or at all. In addition, the FDA must approve the export to certain countries of devices which require a PMA but are not yet approved domestically.

     In order to sell our products in Europe, we must comply with the requirements of the Medical Devices Directive, or MDD, and affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the "Essential Requirements" of the MDD relating to safety and performance and we must successfully undergo verification of our regulatory compliance, or conformity assessment, by a Notified Body selected by us. The level of scrutiny of such assessment depends on the regulatory class of the product, and many of our coronary products are currently in Class III, the highest risk class, and therefore subject to the most rigorous controls.

     In December 1996, we received ISO 9001/EN46001 certification from our Notified Body with respect to the manufacturing of all of our products in our Irvine facilities. Our contracted manufacturing facility in The Netherlands received such certification in 1993. This certification demonstrates that we manufacture our products in accordance with certain international quality requirements. A manufacturer must receive ISO 9001/EN46001 certification prior to applying for the CE Mark of specific products. In January 1998, we obtained the right to affix the CE Mark to all of our products currently sold in Europe. We are subject to continued supervision by our Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also must comply with additional requirements of individual nations. Failure to maintain compliance required for the CE Mark could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure you that we will be able to achieve or maintain such compliance on all or any of our products or that we will be able to produce our products timely and profitably while complying with the MDD and other regulatory requirements.

     On August 30, 2000, we filed an application for CE Mark approval of the RDX system. Following CE Mark approval, we expect to begin marketing the RDX system in Europe and other regions during the first half of 2001.

PRODUCT LIABILITY

     We face the risk of financial exposure to product liability claims. Our products are often used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $10.0 million per occurrence and $10.0 million per year in the aggregate. We cannot assure you that our product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. We also cannot assure you that we will not incur significant product liability claims in the future. A successful claim brought against us in excess of its insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products and our ability to obtain and maintain regulatory approval for our products, as well as substantially divert the time and effort of management away from our operations.

EMPLOYEES

     As of December 31, 2000, we had 66 employees, including 32 in manufacturing, 23 in research, development, and regulatory and clinical affairs, 3 in sales and marketing and 8 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

RESEARCH AND DEVELOPMENT

     We spent $11.5 million in fiscal year 2000, $8.6 million in fiscal year 1999, and $8.0 million in fiscal year 1998 on research and development.

ITEM 2. PROPERTIES

     Currently, we lease facilities aggregating approximately 33,000 square feet, including 7,000 square feet subleased to others, in Irvine, California under various lease agreements, most of which expire in October 2003. We believe that our facilities are adequate to meet requirements through the term of our lease.

ITEM 3. LEGAL PROCEEDINGS

     In September 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief against Radiance in the Superior Court in Orange County, California, claiming that under a 1997 licensing agreement between the parties, Endosonics had rights to combine Radiance's Focus balloon technology with an Endosonics' ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001, the court ruled in our favor, ruling that Jomed-Endosonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, we are entitled to recover our legal fees. Although Jomed-EndoSonics may appeal the judgment, we believe that this matter would not have a material adverse effect on our financial position or operating results.

     We are a party to other ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on our consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS

     The following table sets forth information as of March 13, 2001 with respect to our executive officers:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Michael R. Henson....................  55     Chairman of the Board of Directors
Jeffrey H. Thiel.....................  45     President and Chief Executive Officer
Stephen R. Kroll.....................  54     Vice President, Finance and Administration, Chief
                                              Financial Officer and Corporate Secretary
Paul A. Molloy.......................  39     Senior Vice President, Sales and Marketing
Joseph A. Bishop.....................  36     Vice President, Operations
Edward F. Smith, III Ph.D. ..........  47     Vice President, Research and Development
Brett A. Trauthen....................  39     Vice President, Clinical Development

     Michael R. Henson. Mr. Henson joined us in February 1992 as President, Chief Executive Officer and Chairman of our board of directors, and currently serves as Chairman of our board of directors. From June 1997 until March 1999, Mr. Henson served as the Chairman of our board of directors, and as the Chairman of the board of directors, Chief Executive Officer and President of the former Radiance Medical Systems, Inc. From 1988 to February 1995, Mr. Henson served as the Chief Executive Officer of EndoSonics Corporation and, from February 1993 to November 1996, as Chairman of the board of directors. From April 1983 to February 1988, Mr. Henson served as President and Chief Executive Officer of Trimedyne, Inc., a manufacturer of medical lasers and catheters. Mr. Henson also serves on the board of directors of other, private medical device companies, including Endologix, Inc., Anchor Medical Technologies, Inc. and Micrus Corporation.

     Jeffrey H. Thiel. Mr. Thiel joined us in October 1996 and serves as our President and Chief Executive Officer and is a member of our board of directors. From September 1999 to December 2000, Mr. Thiel served as our President and Chief Operating Officer, and from February 1999 to September 1999, Mr. Thiel served as our Executive Vice President. From October 1996 to February 1999, he served as our Vice President, Operations. From May 1995 to October 1996, Mr. Thiel served as Director of Operations of BEI Medical Systems. Mr. Thiel serves on the board of directors of Micrus Corporation.

     Stephen R. Kroll. Mr. Kroll joined us in April 1998 as and serves as our Vice President, Finance and Administration, Chief Financial Officer and Corporate Secretary. From May 1989 until May 1991, Mr. Kroll served as Vice President, Finance and Corporate Secretary, and from May 1991 until March 1997 as Vice President, Administration and Corporate Secretary for Viking Office Products.

     Paul A. Molloy. Mr. Molloy joined us in January 2001 and serves as our Senior Vice President, Sales and Marketing. From January 1999 to January 2001, Mr. Molloy served as Vice President of Global Sales for Applied Medical Resources Corporation. From January 1998 to January 1999, Mr. Molloy served as Director of Marketing, Vascular Therapies Division, for Tyco Healthcare. From March 1997 to January 1998, Mr. Molloy held the Director of Global Marketing position at Baxter Healthcare Corporation, Minimally Invasive Cardiac Surgery Division. From March 1989 to March 1997, Mr. Molloy served as General Manager World Wide Distributor Operations and various other marketing management positions with Datascope Corporation, Cardiac Assistance Division.

     Joseph A. Bishop. Mr. Bishop joined us in August 1996 and serves as our Vice President, Operations. From May 1998 to August 2000, Mr. Bishop served as our Director of Manufacturing and from August 1996 to May 1998, held several management and engineering positions. Prior to joining us, Mr. Bishop held several manufacturing supervision positions with Guidant Corporation from June 1986 to August 1996.

     Edward F. Smith, III, Ph.D. Dr. Smith joined us in October 1999 and serves as Vice President, Research and Development. From November 1992 to July 1999, Dr. Smith was employed by Mallinkrodt, Inc., and served as Director, Endovascular Research and Development from July 1995 to July 1999, and as Associate Director, Cardiology Therapeutics Research and Development from November 1992 to June 1995.

     Brett A. Trauthen. Mr. Trauthen joined us in January 1999 following our merger with the former Radiance and serves as our Vice President of Clinical Development. From January 1999 until October 1999,

Mr. Trauthen served as Director of Coronary Radiation Catheter Products. From September 1997 to January 1999, Mr. Trauthen served as Director of Research and Development and Engineering for the former Radiance. From 1995 to August 1997, Mr. Trauthen held various operations and executive staff positions with Applied Medical Resources Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market on June 20, 1996 and is traded under the symbol "RADX." The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                               HIGH      LOW
                                                              ------    -----
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................  $ 4.75    $3.00
Second Quarter..............................................    4.00     2.25
Third Quarter...............................................    7.75     2.38
Fourth Quarter..............................................    6.81     4.69

YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $12.75    $4.56
Second Quarter..............................................   11.25     6.88
Third Quarter...............................................   16.69     7.47
Fourth Quarter..............................................   11.63     4.56

YEAR ENDED DECEMBER 31, 2001
First Quarter (through March 13, 2001)......................  $ 7.31    $4.31

     On March 13, 2001 the closing sale price on the Nasdaq National Market was $4.81 per share and there were approximately 241 record holders of Radiance common stock.

DIVIDEND POLICY

     We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

USE OF PROCEEDS

     In the second quarter of 1996, we closed our initial public offering of common stock ("IPO"), SEC file number 333-04560, resulting in net proceeds of $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering. We used approximately $2.7 million of the net proceeds from our IPO for repayment of certain outstanding indebtedness to EndoSonics, Inc. From the date of the IPO until December 31, 2000, in the normal course of business, we paid salaries and bonuses in excess of $100,000 each (approximately $5.2 million, in aggregate) to twelve present and former officers and used $26.0 million for working capital. We also used approximately $2.3 million of the net proceeds for machinery and equipment and leasehold improvement purchases. Through December 31, 2000, we used approximately $3.7 million to purchase 686,000 shares our common stock on the open market. In September 1998, we exercised a warrant to acquire 1,500,000 shares of Series B Preferred Stock of former Radiance for $1.5 million. In January 1999, we paid $692,000 to stockholders of the former Radiance who elected to receive cash for their common stock of the former Radiance and $588,000 in costs relating to the acquisition of the remaining common stock of the former Radiance not held by us.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                          1996        1997       1998        1999       2000
                                         -------    --------    -------    --------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenue:
  Sales................................  $ 8,384    $  9,438    $ 9,415    $  3,856    $ 2,139
  License fee and other................      150          --      2,760       2,855      6,800
  Contract.............................      200          --         --          --         --
                                         -------    --------    -------    --------    -------
          Total revenue................    8,734       9,438     12,175       6,711      8,939
Operating costs and expenses:
  Cost of sales........................    4,111       6,102      6,152       2,823      1,465
  Research and development.............    3,582       7,041      7,957       8,610     11,508
  Marketing and sales..................    3,358       6,691      5,371       1,989        842
  General and administrative...........    1,548       2,347      2,937       2,468      3,097
  Charge for acquired in-process
     research and development(1).......    2,133          --        234       4,194         --
  Minority interest....................       --          --       (992)         (6)       (26)
                                         -------    --------    -------    --------    -------
          Total operating costs and
            expenses...................   14,732      22,181     21,659      20,078     16,886
                                         -------    --------    -------    --------    -------
Loss from operations...................   (5,998)    (12,743)    (9,484)    (13,367)    (7,947)
Other income...........................    1,374       2,225      1,498       2,587      2,484
                                         -------    --------    -------    --------    -------
Net loss...............................  $(4,624)   $(10,518)   $(7,986)   $(10,780)   $(5,463)
                                         =======    ========    =======    ========    =======
Basic and diluted net loss per share
  (pro forma through June 1996)........  $ (0.69)   $  (1.15)   $ (0.90)   $  (0.98)   $ (0.46)
                                         =======    ========    =======    ========    =======
Shares used in computing basic and
  diluted net loss per share (pro forma
  through June 1996)...................    6,755       9,118      8,862      10,951     11,749
                                         =======    ========    =======    ========    =======

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........  $ 17,192    $  6,141    $  1,437    $  2,051    $  6,311
Marketable securities
  available-for-sale................    25,733      24,773      23,375      20,004      24,046
Working capital.....................    46,142      33,828      24,905       9,793      23,202
Total assets........................    50,084      39,615      32,035      29,873      38,454
Accumulated deficit.................   (11,049)    (21,567)    (29,553)    (40,333)    (45,796)
Total stockholders' equity..........    47,623      36,127      27,449      25,111      35,240

---------------
(1) The charge for acquired in-process research and development for the year ended December 31, 1996 relates to our acquisition of Intraluminal Devices, Inc. The charges for acquired in-process research and development for the years ended December 31, 1998 and 1999 relate to our acquisition of the former Radiance Medical Systems, Inc. These charges represent the portion of the purchase price allocated to the acquired research and development projects, which, at the date of the acquisition, were in-process, had not reached technological feasibility and had no alternative future use. See
    Note 2 to the Consolidated Financial Statements.

SUMMARIZED QUARTERLY DATA

                                                      MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      --------   -------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000:
  Net sales.........................................  $   570    $   623     $   537        $   409
  Total revenues....................................    2,362      2,542       1,876          2,159
  Gross profit......................................    1,869      2,176       1,358          2,071
  Net loss..........................................   (1,447)    (1,171)     (1,926)          (919)
  Basic and diluted net loss per share..............    (0.13)     (0.10)      (0.17)         (0.07)
1999:
  Net sales.........................................  $ 1,193    $ 1,144     $   648        $   871
  Total revenues....................................    1,756      1,805       1,474          1,676
  Gross profit......................................      909        752       1,062          1,165
  Net loss..........................................   (6,348)    (2,010)     (1,277)        (1,145)
  Basic and diluted net loss per share..............    (0.60)     (0.18)      (0.12)         (0.10)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

  Our Business

     We are developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. We incorporate our proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis. Restenosis is the recurrence of a blockage following interventional therapy. The application of beta radiation inside the artery at the site of a blockage has proven clinically effective in inhibiting cell proliferation, a cause of restenosis.

     Prior to June 1998, we focused on manufacturing and selling a broad range of angioplasty catheters and stent products, including our Focus technology product line. As catheter and stent products became widely available and subject to increasing price pressure, we shifted our focus to the research and development of radiation therapy devices to treat restenosis. Since June 1998, we have acquired the portion of our former Radiance Medical Systems subsidiary that we did not already own, which was researching and developing radiation therapy treatment devices to prevent blockages in arteries following interventional treatments; sold our vascular access product line and related assets; licensed our proprietary Focus balloon technology to Guidant for use in Guidant's stent delivery systems; and reduced our direct sales force. We continue to sell our remaining stent and catheter products, including our Focus technology products, on a limited basis through medical device distributors.

  Development and Operations

     We plan to continue to dedicate our corporate resources to: completing clinical trials of the RDX system; obtaining regulatory approvals for the RDX system; and continuing research and development activities related to devices for the delivery of radiation to treat restenosis.

     Over the past few years, our source of revenues has shifted gradually from direct sales to royalties from licenses involving our products. We are a party to several agreements for the distribution of products incorporating our Focus technology and other existing products in the United States and 23 other countries, the most significant of which is our license agreement with Guidant.

     In June 1998, we entered into a technology license agreement with Guidant, granting Guidant rights, including exclusive rights in the United States, to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of the technological knowledge to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. Until we obtain regulatory approvals and successfully commercialize the RDX system, we anticipate that our revenues will continue to decline as sales of products incorporating our licensed technology decline and as our technology becomes obsolete. See Note 5 to the Consolidated Financial Statements.

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

     - variations in foreign exchange rates; and

     - third-party payors' reimbursement policies.

     We do not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received during that quarter. In addition, we cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. Our expenses are relatively fixed and difficult to adjust in response to fluctuating revenues.

  Organizational History

     We were formed in 1992, and our common stock began trading publicly in 1996. The current Radiance Medical Systems, Inc. resulted from our 1999 acquisition of the portion of our former Radiance Medical Systems subsidiary that we did not already own. We originally incorporated the former Radiance as a separate entity to focus on the research and development of radiation therapy to treat cardiovascular disease, and to obtain outside sources of financing for such research and development. In January 1999, we paid approximately $6.9 million in stock, $692,000 in cash, and $1.1 million in common stock options to acquire the portion of the former Radiance that we did not already own. In addition, the stockholders and option holders of the former Radiance may still receive a product development milestone payment of up to $0.46 for each share of preferred stock and $0.69 for each share of common stock of the former Radiance. The milestone payment may be increased up to 30%, or reduced or eliminated if the milestone is reached earlier or later, respectively, than the milestone target date. The first three milestones were not achieved. See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 2000

     Sales. Sales decreased 45% to $2.1 million in the year ended December 31, 2000 from $3.9 million in the year ended December 31, 1999. In June 1998, we licensed to Guidant our Focus technology for use with stents. In January 1999, we sold our vascular access product line and related assets and acquired the former Radiance. As a result of the license to Guidant and increased competition for angioplasty catheter products, sales of our Focus technology products decreased 38% to $2.1 million in the year ended December 31, 2000 from $3.4 million in year ended December 31, 1999. As a result of our sale of the vascular access product line, there were no sales of vascular access products in the year ended December 31, 2000 compared to $486,000 in sales in the year ended December 31, 1999.

     License Fee and Other. License fee and other revenue increased 138% to $6.8 million in the year ended December 31, 2000 from $2.9 million in the year ended December 31, 1999. In 1998, we signed a technology license agreement with Guidant, which resulted in $2.3 million in milestone-related license fees and $250,000 in royalties in 1999 and $6.4 million in royalties in 2000. In addition, in 1999 and 2000, we recognized $300,000 in minimum royalties under the asset sale and purchase agreement with Escalon Medical Corporation ("Escalon") for the vascular access product line and related assets.

     In February 2001, we amended the asset sale and purchase agreement with Escalon regarding the payment of royalties. $182,000 of royalties, of which $165,000 was outstanding at December 31, 2000, and due in the first quarter of 2001, will be paid with 50,000 shares of Escalon common stock with an estimated fair value of $100,000, an interest bearing note due in January 2002 for $65,000, and cash of $17,000. Additionally, we received an interest bearing note for $718,000, payable from April 2002 through January 2005, to secure the remaining minimum royalties due under the aforementioned agreement. See Note 16 to the Consolidated Financial Statements.

     Cost of Sales. The cost of sales decreased 48% to $1.5 million in the year ended December 31, 2000 from $2.8 million in the year ended December 31, 1999. This decrease was attributable primarily to a 45% decrease in sales to $2.1 million in the year ended December 31, 2000 from $3.9 million in the year ended December 31, 1999.

     Research and Development. Research and development expenses increased 34% to $11.5 million in the year ended December 31, 2000 from $8.6 million in the year ended December 31, 1999. The primary reason for this increase was additional spending on clinical trials and development of pilot production for the RDX system.

     Marketing and Sales. Marketing and sales expenses decreased 58% to $0.8 million in the year ended December 31, 2000 from $2.0 million in the year ended December 31, 1999. This decrease primarily was the result of the expiration of a marketing allowance for Cathex, our Japanese Focus technology distributor, in the fourth quarter of 2000. Reductions in our international sales force and related expenses also contributed to the decrease in expenses.

     General and Administrative. General and administrative expenses increased 25% to $3.1 million in the year ended December 31, 2000 from $2.5 million in the year ended December 31, 1999. The increase was due primarily to higher legal costs associated with the Endosonics litigation and to a higher incidence of bad debt expense in 2000 compared with 1999.

     Charge for Acquired In-Process Research and Development. We recognized a charge of $4.2 million in the year ended December 31, 1999. We incurred the charge for the acquisition in January 1999 of the shares of the former Radiance Medical Systems that we did not already own.

     Other Income (Expense). Other income decreased 4% to $2.5 million for the year ended December 31, 2000 from $2.6 million in the year ended December 31, 1999. Interest income increased 11% to $1.4 million in the year ended December 31, 2000 from $1.2 million in the year ended December 31, 1999. The increase was due primarily to a increase in invested cash from our secondary offering in October 2000. Gain on sale of assets decreased to $1.1 million in 2000 from $1.3 million in 1999. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase certain equity investments held by us. Because the option expired, without exercise, in December 2000, we anticipate that other income will be significantly lower for 2001, compared with 2000. The 1999 gain included $1.0 million from the sale of the assets of the vascular access product line and related assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1999

     Sales. Sales decreased 59% to $3.9 million in the year ended December 31, 1999 from $9.4 million in the year ended December 31, 1998. Due to the licensing of our Focus technology to Guidant in June 1998, reductions in our domestic sales force, the sale of our vascular access product line and related assets in January 1999, and increased competition, sales of our Focus technology products decreased 49% to $3.4 million in the year ended December 31, 1999 from $6.7 million in year ended December 31, 1998. Additionally, because of our sale of the vascular access product line, sales of our vascular access products decreased 82% to $486,000 in the year ended December 31, 1999 from $2.7 million in the year ended December 31, 1998.

     License Fee and Other. License fee and other revenue increased 3% to $2.9 million in the year ended December 31, 1999 from $2.8 million in the year ended December 31, 1998. In June 1998, we signed a technology license agreement with Guidant, which resulted in $2.8 million in milestone-related license fees in 1998 and $2.3 million in milestone-related license fees and $250,000 in royalties in 1999. In addition, in 1999, we recognized $300,000 in minimum royalties under the sale agreement for our vascular access product line and related assets.

     Cost of Sales. The cost of sales decreased 54% to $2.8 million in the year ended December 31, 1999 from $6.2 million in the year ended December 31, 1998. This decrease was attributable primarily to $2.9 million from licensing fees received in 1999 that had no associated cost of sales and to relatively lower product sales compared with 1998.

     We agreed to produce vascular access products for six months following the sale of our vascular access product line and related assets in January 1999 on a "cost plus" reimbursement basis for the acquiring company and extended that commitment until December 1999. Thus, the margin that we earned on sales of such products was substantially lower in 1999 compared with 1998.

     Research and Development. Research and development expenses increased 8% to $8.6 million in the year ended December 31, 1999 from $8.0 million in the year ended December 31, 1998. The primary reason for this increase was additional spending on development of and clinical trials for the RDX system.

     Marketing and Sales. Marketing and sales expenses decreased 63% to $2.0 million in the year ended December 31, 1999 from $5.4 million in the year ended December 31, 1998. This decrease primarily was the result of reductions in our domestic and international sales force and related expenses.

     General and Administrative. General and administrative expenses decreased 16% to $2.5 million in the year ended December 31, 1999 from $2.9 million in the year ended December 31, 1998. The decrease was due primarily to lower bad debt expense in 1999 compared with 1998.

     Charge for Acquired In-Process Research and Development. We recognized a charge of $4.2 million in the year ended December 31, 1999 and a charge of $234,000 in the year ended December 31, 1998. We incurred the 1999 charge for the acquisition in January 1999 of the shares of the former Radiance Medical Systems that we did not already own. We incurred the 1998 charge upon exercise in September 1998 of a warrant to purchase additional equity securities in the former Radiance, which exercise resulted in our ownership of approximately 50% of the former Radiance, and thus an acquisition of a controlling interest.

     Other Income (Expense). Other income increased 73% to $2.6 million for the year ended December 31, 1999 from $1.5 million in the year ended December 31, 1998. Interest income decreased 20% to $1.2 million in the year ended December 31, 1999 from $1.6 million in the year ended December 31, 1998. The decrease was due primarily to a reduction of $2.8 million in cash, cash equivalents and marketable securities during 1999, due to the use of funds for operations, the purchase of treasury stock and capital expenditures. Gain on sale of assets increased to $1.3 million in 1999 from a loss of $47,000 in 1998 due mainly to the sale of the assets of the vascular access product line and related assets in January 1999. Other income (expense) increased to $6,000 in 1999 from an expense of $22,000 in 1998 due primarily to other income from the sale of an option to purchase equity securities we hold as an investment.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily by: selling our equity securities; obtaining advances from EndoSonics, our former parent company and the selling stockholder in this offering; licensing our technologies; and entering into international product distribution agreements.

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

     In the third quarter of 1997, SCIMED Life Systems, Inc. exercised 120,000 common stock warrants, obtained from us through a 1995 stock purchase and technology license agreement, for $377,000. We also received $200,000 from the sale of 25,000 shares of our common stock to Cathex, Ltd. under a May 1997 agreement that gave Cathex exclusive product distribution rights in Japan for our existing products until January 1, 2001. The distribution agreement with Cathex was terminated in the fourth quarter of 2000.

     In January 1999, we also sold substantially all of our vascular access product line and related assets to Escalon Medical Corporation for approximately $2.1 million. See Notes 2 and 16 to the Consolidated Financial Statements.

     In June 1999, we granted Cosmotec Co., Ltd. of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment and began recognizing income ratably over the seven-year term of the agreement. As part of the transaction with Cosmotec, in August 1999, we acquired a 51% interest, for $233,000, in a new joint venture with an affiliate of Cosmotec. The joint venture, named Radiatec, was formed to gain regulatory approval of and provide distribution for the RDX system in Japan.

     We borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt in June 2000 to reflect the fair value of the 5%, $1.0 million face amount convertible debenture. On September 13, 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share. See Note 10 to the Consolidated Financial Statements.

     In July 1999, we entered into a two-year contract manufacturing agreement with Bebig GmbH to activate the radioactive sources and complete final assembly of the RDX system using our proprietary processes. Pursuant to the agreement, Bebig will build a facility for the production of the RDX system. We paid Bebig $100,000 and $732,000 during 1999 and 2000, respectively, and will pay approximately $635,000 in 2001 for facility set-up fees under a 2000 amendment to the agreement. In February 2001, we agreed to a second and third amendment to the manufacturing agreement. The second amendment calls for expansion of the production capacity and we will pay additional charges of $635,000 in 2001. In the first half of 2001, we will prepare the additional manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system, estimated to cost approximately $450,000, and Bebig will purchase the equipment from us at cost. The third amendment increases the amount we will pay Bebig for each unit produced and sets a minimum monthly facility charge of $20,000, beginning in the month the first product is manufactured, but not later than April 2001. We also will pay all material and third party costs associated with production validation and an agreed amount for each unit produced, ranging from approximately $300 to $380 depending upon the volume of units produced. The cost of the facility set-up fees, equipment costs and other costs could increase materially as the design of the production processes and facilities evolves over the coming year. We have expensed all costs incurred by us with Bebig as research and development costs.

     In conjunction with the contract manufacturing agreement, in July 1999, we entered into a three-year sub-license agreement to use Bebig's exclusive license of the Hehrlein patents for radiation technology that may be useful in the development of the RDX system. Pursuant to this sub-license agreement, we must pay to Bebig royalty fees, subject to offsets for certain payments under a related manufacturing agreement, for any products sold by us worldwide that incorporate the licensed technology. The sub-license is subject to renewal, without cost, through the expiration dates of Bebig's patents.

     In October 2000, we sold in a secondary offering 686,000 and 814,000 shares of our common stock held in treasury and newly issued, respectively. We received $13.0 million in net proceeds, after deducting underwriting discounts and commissions and other expenses.

     Net cash used in operating activities increased 1% to $6.7 million for the year ended December 31, 2000 from $6.6 million for the year ended December 31, 1999. The increase in net cash used resulted primarily from higher research, development and clinical expenses for 2000 compared with 1999.

     We believe that research and development expenses relating to the RDX system will increase, as will costs associated with commercialization of the RDX system if we successfully obtain regulatory approvals. We plan to begin selling the RDX system in Europe once we receive CE Mark approval, which we expect to receive in the first half of 2001.

     At December 31,2000, we had cash, cash equivalents and marketable securities available for sale of $30.4 million. We expect to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales of the RDX system, and expect to utilize increased levels of working capital prior to achieving positive cash flow from operations. We anticipate that our cash and anticipated revenues from operations will be sufficient to fund our operations through the second quarter of 2002. Our future capital requirements will depend on many factors, including: our research and development programs; the scope and results of clinical trials; the regulatory approval process; the costs involved in intellectual property rights enforcement or litigation; competitive products; the establishment of manufacturing capacity; the establishment of sales and marketing capabilities; and the establishment of collaborative relationships with other parties.

     We may need to raise funds through additional financings, including private or public equity or debt offerings and collaborative arrangements with existing or new corporate partners. We cannot assure you that we will be able to raise funds on favorable terms, or at all. If adequate funds are not available, we may need to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to grant rights to certain technologies or products that we would not otherwise grant.

     Trade accounts receivable, net, decreased 47% to $564,000 at December 31, 2000 from $1.1 million at December 31, 1999. The decrease resulted primarily from lower product sales.

     Other receivables increased 238% to $2.5 million at December 31, 2000 from $742,000 at December 31, 1999. The increase is attributable primarily to an increase in the license revenue receivable from Guidant of $1.4 million for licensed product sales during the fourth quarter of 2000.

     Inventory increased 32% to $1.1 million at December 31, 2000 from $822,000 at December 31, 1999. The increase was due primarily to relatively higher RDX system materials inventory and production for research and development and clinical units.

     Accounts payable and accrued expenses decreased 5% to $2.6 million at December 31, 2000 from $2.7 million at December 31, 1999, due primarily to the expiration of a marketing allowance for Cathex, our Japanese Focus technology products distributor, following the termination of the distribution agreement in the fourth quarter of 2000.

     Deferred revenue decreased 76% to $441,000 at December 31, 2000 from $1.8 million at December 31, 1999. The decrease was due primarily to the recognition of deferred revenue on the sale of an option and deferred license revenue during 2000. See Notes 3 and 10 to the Consolidated Financial Statements.

RISK FACTORS

     You should carefully consider the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. An investment involves a high degree of risk.

                         RISKS RELATED TO OUR BUSINESS

     WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

     From our formation in 1992 to December 31, 2000, we have incurred a cumulative net loss of approximately $45.8 million. We incurred a net loss of $5.5 million for the year ended December 31, 2000 and incurred a net loss of $10.8 million for the year ended December 31, 1999. We expect to continue to incur losses through at least 2001, and it is possible that we may never achieve profitability. Even if we eventually generate revenues from sales and achieve profitability, we nevertheless expect to incur significant operating losses over the next several years as we continue our research and development activities, and our expenditures related to clinical testing and product development. Our ability to become profitable will depend on:

     - the time and expense necessary to research and develop the RDX system;

     - whether and how quickly we obtain regulatory approvals for the RDX system; and

     - our success in bringing the RDX system to market.

     WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN REGULATORY APPROVALS FOR THE RDX SYSTEM.

     We need to conduct additional human clinical trials for the RDX system. The RDX system is the only product we have under development and has not been approved for marketing by the Food and Drug Administration, or FDA, the Nuclear Regulatory Commission, or NRC, or by any government entity outside of the United States. We will require substantial additional funds to develop the product, conduct clinical trials and gain regulatory approvals for the RDX system. Prior to granting approval, the FDA or foreign regulatory bodies may require more information or clarification of information provided in our regulatory submissions, or more clinical studies, which could require significant additional expenditures. If granted, the FDA or other foreign regulatory body approval may impose limitations on the uses for which or how we may market the RDX system. Should we experience delays or be unable to obtain regulatory approvals, we may never generate significant revenues, and our business prospects will be substantially impaired.

     OUR OPERATIONS ARE CAPITAL INTENSIVE, AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE TO FUND OUR OPERATIONS.

     Our activities are capital intensive. We currently are spending cash at a rate of approximately $1.0 million per month, and based on our current plans, we expect this rate of spending to increase to approximately $1.25 million per month in the second quarter of 2001 and continue for at least the next 12 to 18 months. Although we believe that our cash and anticipated revenues from operations will be sufficient to meet our planned capital requirements at least through the second quarter of 2002, we may require additional capital during that time or thereafter. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

     - the progress of our research and development programs for the RDX system;

     - the scope and results of our clinical trials;

     - the time and costs involved in obtaining regulatory approvals for the RDX system;

     - the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

     - the establishment of sales and marketing capabilities; and

     - our success in entering into collaborative relationships with other parties.

     To finance these activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or not at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issue debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If adequate funds are not available, we might have to delay, scale back or eliminate one or more of our development programs, which would impair our future prospects.

     EVEN IF WE RECEIVE NECESSARY REGULATORY APPROVAL, WE MAY NOT BE ABLE TO COMMERCIALIZE THE RDX SYSTEM SUCCESSFULLY.

     The RDX system and related products that we intend to develop are in the early stages of development and require significant research, development and testing. Our development of these products is subject to the risks of failure commonly experienced in the development of new products based on innovative or novel technologies. Any or all of these proposed technologies and products may prove to be ineffective, unsafe or uneconomical to manufacture commercially. Even if our products are safe and effective, we cannot guarantee that we will be able to manufacture or market them successfully, either on our own or through third parties, or that we will manage the expansion of our operations successfully.

     IF WE RECEIVE REGULATORY APPROVAL FOR OUR PRODUCTS, WE WILL NEED TO GROW RAPIDLY. RAPID GROWTH MAY STRAIN THE CAPABILITIES OF OUR MANAGERS, OPERATIONS AND FACILITIES AND, CONSEQUENTLY, COULD HARM OUR BUSINESS.

     If we obtain the required regulatory approvals for the RDX system, commercial-scale production will require us to expand our operations. Rapid growth may strain our managerial and other organizational resources. Our ability to manage our growth will depend on the ability of our officers and key employees to:

     - operate or contract with production facilities that can handle the radiation sources required for the manufacture of the RDX system;

     - manage the simultaneous manufacture of different products efficiently and integrate the manufacture of new products with existing product lines;

     - address difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel; and

     - implement and improve our operational, management information and financial control systems.

     WE RELY ON A SINGLE VENDOR TO SUPPLY OUR RADIOACTIVE SOURCES AND PERFORM FINAL ASSEMBLY OF THE RDX SYSTEM, AND ANY DISRUPTION IN OUR SUPPLY COULD CURTAIL OUR OPERATIONS SEVERELY AND ADVERSELY AFFECT OUR PROFITABILITY.

     Although we manufacture components and sub-assemblies for the RDX system, we do not apply the beta radiation. We have contracted with a third party manufacturer in Germany, Bebig GmbH, to perform the final assembly and radioactive source manufacturing of the RDX system for use in Europe. Bebig has produced only minor quantities of units for testing purposes for us under the manufacturing agreement, as we are in the process of setting up the Bebig radiation facility. We expect to complete the facility set-up during the first half of 2001. We expect to enter into a similar manufacturing supply relationship with a manufacturer in the United States. Currently, we rely on a small, U.S. based manufacturer to supply us with radioactive source balloons for use in research and clinical trials. Our reliance on a sole source supplier in the United States and Europe may reduce our leverage in negotiating the terms of manufacturing and supply agreements with these manufacturers and could, therefore, reduce our profitability. In addition, our reliance on sole source manufacturers exposes our operations and profitability to disruptions in supply caused by:

     - failure of our suppliers to comply with regulatory requirements;

     - any strike or work stoppage;

     - disruptions in shipping;

     - a natural disaster caused by fire, floods or earthquakes;

     - a supply shortage experienced by one of our sole source manufacturers;
       and

     - the fiscal health and manufacturing strength of our contract manufacturer.

     The occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in supply from our sole source contract manufacturers likely would cause us to lose sales and possibly market share and could halt or delay our research and development and clinical trials. Because of the short shelf-life of the RDX system, it is unlikely that we would have sufficient inventory to mitigate the adverse impact of any supply disruption. In addition, the risk of a supply disruption could occur because our suppliers fail to comply with extensive radiation safety regulations in the United States, Europe and other countries. The complexity of these regulations and the danger inherent in handling radioactive material increases the possibility of a supply disruption by one of our contract manufacturers. Because we do not have alternative suppliers and manufacturers, our sales and profitability would be harmed in the event of a disruption.

     THE SHORT SHELF-LIFE OF THE RDX SYSTEM WILL REQUIRE US TO DEVELOP AN EFFICIENT DISTRIBUTION SYSTEM AND INCREASES THE LIKELIHOOD OF PRODUCT WASTE, REDUCED MARGINS AND LOSSES.

     The beta radiation we use in the RDX system has a relatively short half-life. Therefore, we expect the RDX system to have a shelf-life of approximately 12 days, which will make it critical for us and for our contract manufacturers to ship the products as close to the date of use as possible before the radioactive isotope decays into stable, non-radioactive elements. To do this, we will need to develop an efficient distribution system with a high degree of coordination among us, a contract manufacturer, the distributor, the shipping carrier and the end user.

     If we fail to establish adequate shipping and logistic capabilities or manufacturing sources, we will be unable to commercialize the RDX system successfully. Moreover, even if we establish an efficient distribution system, any disruption or lack of coordination will result in product waste, which would reduce our margins and may make sales of the RDX system unprofitable.

     OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

     We made approximately 96% of our total sales in 2000 to foreign purchasers, particularly in countries located in Europe and Asia. Because we anticipate that the RDX system will receive regulatory approval in foreign markets beginning in the first half of 2001 and will not receive regulatory approval in the U.S. until 2002 or later, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

     - fluctuations in foreign currencies;

     - trade disputes;

     - changes in regulatory requirements, tariffs and other barriers;

     - the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of our products being implemented by the United States or these foreign countries;

     - timing and availability of import/export licenses;

     - political and economic instability;

     - difficulties collecting accounts receivable;

     - difficulties complying with laws;

     - increased tax exposure if our revenues in foreign countries are subject to taxation by more than one jurisdiction;

     - accepting customer purchase orders governed by foreign laws, which may differ significantly from U.S. laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded; and

     - the general economies of the countries in which we transact business.

     THE USE OF RADIOACTIVE MATERIAL IN OUR PRODUCT MAY INCREASE OUR RISK IN THE EVENT OF PRODUCT LIABILITY CLAIMS OR ACCIDENTAL EXPOSURE.

     Our third party manufacturers must comply with extensive radiation safety regulations in the United States, Europe and other countries that govern the import/export, manufacture, distribution, use and disposal of radioactive materials. For example:

     - Bebig and any other manufacturer, supplier and distributor must obtain licenses from United States and international nuclear regulators, as applicable, such as the U.S. NRC, to distribute radiation sources commercially;

     - Bebig or any other manufacturer, supplier and distributor must comply with U.S. or international nuclear regulations, U.S. Department of Transportation and International Air Transport Association regulations, as applicable, governing the labeling and packaging requirements for shipment of radiation sources to hospitals or to the other users of the RDX system; and

     - hospitals may need to obtain or expand their licenses to use and handle beta radiation prior to using the RDX system.

     Violations of these regulations and laws by us, our suppliers or our distributors, or any malfunctions of our system or errors by hospitals and physicians in administering treatment, could result in accidental contamination or injury, as well as unexpected remedial costs and penalties. Any such violation or incident could adversely impact the market for our system or lead to suspension of our trials or cessation of sales of the RDX system. Regulatory enforcement action such as civil penalties or license suspension or revocation likewise could lead to suspension of our clinical trials or cessation of sales. Even if our clinical trials or product sales are not affected, we may need to spend substantial funds to litigate and defend ourselves from any claims or pay any settlements. In addition, because the RDX system is a new treatment, any similar regulatory violations or incidents involving our competitors could reduce the likelihood of regulatory approval for the RDX system or could delay or erode acceptance of the RDX system by physicians and patients.

     In the event of an accidental release of radioactive material into a patient, we may face significant liability to the patient, to medical personnel exposed to the release and to other third parties affected by the exposure. Although we maintain product liability insurance, in the event of such a release, our liability would be difficult to estimate, as it would depend on such factors as the nature and extent of the exposure to the radiation and the probable long-term effects of such an exposure. The liability could materially exceed our product liability insurance limits.

     A SIGNIFICANT PERCENTAGE OF OUR REVENUES COME FROM OUR FOCUS TECHNOLOGY LICENSE AGREEMENT WITH GUIDANT.

     Our current and future revenues partially depend on the number of stent delivery systems that incorporate our Focus technology that are sold by Guidant Corporation. Approximately 72% of our total revenues in the year ended December 31, 2000 were revenues pursuant to a license agreement with Guidant. This agreement grants Guidant the right to manufacture and distribute stent delivery products using our Focus technology, including exclusive rights within the United States. Under the agreement, we receive royalty payments based upon the sale of products using the Focus technology. We expect that our revenues from the Guidant license agreement will decline over the next few years as technological changes in the stent market make our Focus stent technology obsolete. Our revenues may decline precipitously, and our business may be harmed, if Guidant:

     - terminates the license agreement;

     - is unable to sell stent delivery systems that incorporate our Focus technology; or

     - does not incorporate our Focus technology into future generations of its stent delivery systems.

     WE WILL NEED TO DEVOTE SIGNIFICANT RESOURCES TO MARKET OUR PRODUCTS AND TECHNOLOGY TO PHYSICIANS IN ORDER TO ACHIEVE MARKET ACCEPTANCE. IF WE FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WILL SUFFER.

     Although the FDA has recently approved a Johnson & Johnson gamma radiation device and a Novoste beta radiation device, we cannot predict the clinical acceptance by physicians of the RDX system or other products integrating radiation versus more conventional, minimally invasive treatments. We also cannot predict how the short shelf-life of our products will affect clinical acceptance by physicians. Other companies may have superior resources to market similar products or technologies or have superior technologies and products to market. Therefore, even if our products gain regulatory approval, we will need to spend significant resources prior to achieving market acceptance. Any failure of our products to achieve commercial acceptance, or any inability on our part to devote the requisite resources necessary to market our products, will harm our business.

     WE MAY RELY ON THIRD-PARTY DISTRIBUTORS TO SELL AND MARKET THE RDX SYSTEM. THEY MAY DO SO INEFFECTIVELY.

     We may depend on medical device distributors and certain strategic relationships, some of which may be with our competitors, to distribute the RDX system. Significant consolidation among medical device suppliers has made it increasingly difficult for smaller suppliers like us to distribute products effectively without a relationship with one or more of the major suppliers. Consequently, we may enter into agreements with third parties to distribute the RDX system. If we enter into such relationships, we will depend directly on their efforts to market the RDX system, yet we will be unable to control their efforts completely. If our distributors fail to market and sell the RDX system effectively, our operating results and business may suffer substantially, or we may have to make significant additional expenditures to market the RDX system effectively.

     THE RDX SYSTEM RELIES UPON OUR NON-EXCLUSIVE SUB-LICENSE OF THE HEHRLEIN PATENTS FROM BEBIG. IF BEBIG TERMINATES THE SUB-LICENSE, WE MAY BE FORCED TO RE-CONFIGURE OUR EXISTING BASE TECHNOLOGY AND SEEK NEW REGULATORY APPROVALS.

     We own two United States patent and own several pending patent applications relating to the proprietary devices comprising the RDX system. We also have obtained a non-exclusive license from Bebig to utilize technology covered by the Hehrlein patents concerning the uniform application of radiation to a balloon. The license with Bebig terminates in July 2002, although either party may renew the sub-license through the date that the Hehrlein patents expire. Furthermore, either party may terminate the sub-license for material breach. In the event that Bebig terminates the sub-license, we may be forced to re-design the RDX system to allow for the application of radiation to the balloon catheter in a manner that is still effective in treating restenosis, and also may need to seek new regulatory approvals, which would substantially delay product sales.

     THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE, AND COMPETING MEDICAL DEVICE TECHNOLOGIES MAY PROVE MORE EFFECTIVE IN TREATING THESE CONDITIONS THAN OUR PRODUCT CANDIDATES.

     Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense, and we expect it to increase. The RDX system and other potential products will compete with treatment methods that are well established in the medical community, as well as treatments based on new technologies. We face competition from manufacturers of other catheter-based atherectomy devices, vascular stents and pharmaceutical products intended to treat vascular disease.

     In the next few years, we expect to face competition from treatments based on new technologies that Novoste Corporation, Johnson & Johnson, Guidant and others are developing. The most significant treatments that pose a competitive challenge to us include:

     - Novoste's beta radiation seed-based system, which is available in the U.S. and Europe;

     - Johnson & Johnson's gamma radiation wire-based system, which is available in the U.S. and Europe;

     - Guidant's beta radiation wire-based system, which is available in Europe and is currently being considered by the FDA for pre-market approval;

     - drugs and drug-coated stents;

     - other radioactive wire-based systems; and

     - other technologies in various phases of development, including gene therapy, x-ray and ultrasound.

     Any of these treatments could prove to be more effective or may achieve greater market acceptance than the RDX system. Even if these treatments are not as effective as the RDX system, many of the companies pursuing these treatments and technologies have:

     - significantly greater financial, management and other resources;

     - more extensive research and development capability;

     - established market positions; and

     - larger sales and marketing organizations.

     In addition, we believe that many of the purchasers and potential purchasers of our competitors' products prefer to purchase catheter and stent products from a single source. Accordingly, many of our competitors, because of their size and range of product offerings, will have an advantage over us.

     OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER. THIS FLUCTUATION MAY NEGATIVELY IMPACT OUR STOCK PRICE IN THE FUTURE.

     Because the RDX system is still in the research and development phase, we cannot predict when, if ever, we will have revenues based on the sales of the RDX system. Also, our current revenues are attributable primarily to a license agreement with Guidant, which limits our ability to predict future revenues. Moreover, we expect revenues pursuant to the license agreement with Guidant to diminish in the future as technology changes. In addition to the foregoing factors, our quarterly revenues and results of operations have fluctuated in the past and may fluctuate in the future due to:

     - the conduct of clinical trials;

     - the timing of regulatory approvals;

     - the relatively short shelf-life of the RDX system that will require us to ship the product as close as possible to its expected date of use, and the consequent lack of a significant order backlog will make it difficult to forecast future revenues and operating results;

     - reductions in the size, delays in the timing or cancellation of significant customer orders;

     - fluctuations in our expenses associated with expanding our operations;

     - new product introductions both in the United States and internationally;

     - the mix between pilot production of new products and full-scale manufacturing of existing products;

     - changes in the proportion between domestic and export sales;

     - variations in foreign exchange rates; and

     - changes in third-party payors' reimbursement policies.

     Therefore, we believe that period to period comparison of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet your expectations or those of public market analysts.

     Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our stock, which could cause you to lose some or all of the value of your investment.

     IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS.

     We require skilled personnel to develop, manufacture and sell the RDX system. Our business and future operating results also depend in significant part on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly regulatory, clinical, manufacturing, technical, marketing, sales and support personnel. Competition for skilled personnel is intense, and we may not succeed in attracting or retaining such personnel. Our inability to attract and retain skilled employees as needed could materially and adversely affect our business, financial condition and results of operations.

                         RISKS RELATED TO OUR INDUSTRY

     OUR PRODUCTS AND MANUFACTURING ACTIVITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION THAT COULD MAKE IT MORE EXPENSIVE AND TIME CONSUMING FOR US TO INTRODUCE NEW AND IMPROVED PRODUCTS.

     Our products must comply with regulatory requirements imposed by the FDA and similar agencies in foreign countries. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive FDA review process and other costly and time-consuming procedures. It often takes companies several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

     - FDA pre-market approval process;

     - U.S., individual state and foreign nuclear requirements;

     - California Department of Health Services requirements;

     - ISO 9001/EN46001 certification;

     - U.S. Department of Transportation and International Air Transport Association requirements; and

     - European Union CE Mark requirements.

     Government regulation may impede our ability to conduct clinical trials and to manufacture the RDX system and other prospective products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The FDA and other regulatory agencies may not approve any of our products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could impede our marketing of any proposed products and reduce our product revenues.

     Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. We also could be subject to new federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations.

     WE CANNOT PREDICT THE EXTENT TO WHICH THIRD-PARTY PAYORS MAY PROVIDE REIMBURSEMENT FOR THE USE OF OUR PRODUCTS.

     Our success in marketing products based on novel or innovative technology, such as the RDX system, depends in large part on whether domestic and international government health administrative authorities, private health insurers and other organizations will reimburse customers for the cost of our product. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Further, many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government managed systems. We cannot assure you that sufficient reimbursement will be available for the RDX system, in either the United States or internationally, to establish and maintain price levels sufficient to realize an appropriate return on the development of our new products.

     If government and third party payors do not provide adequate coverage and reimbursement for our new products, it will be very difficult for us to market our products to doctors and hospitals, and we may not achieve commercial success.

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT. A FAILURE TO PROTECT OUR TECHNOLOGY MAY AFFECT OUR BUSINESS NEGATIVELY.

     The market for medical devices is subject to frequent litigation regarding patent and other intellectual property rights. It is possible that our patents or licenses may not withstand challenges made by others or protect our rights adequately.

     Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have filed and intend to continue to file patent applications for various aspects of our technology. However, we face the risks that:

     - we may fail to secure necessary patents prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and

     - our already-granted patents may be reexamined, reissued or invalidated.

     We also own trade secrets and confidential information that we try to protect by entering into confidentiality agreements with other parties. We cannot be certain that any of the confidentiality agreements will be honored or, if breached, that we would have enough remedies to protect our confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information to our projects that they develop independently or others develop, disputes may arise regarding the ownership of proprietary rights to such information and there is no guarantee that such disputes will be resolved in our favor. If we are unable to protect our intellectual property adequately, our business and commercial prospects likely will suffer.

     IF OUR CURRENT PRODUCTS INFRINGE UPON THE INTELLECTUAL PROPERTY OF OUR COMPETITORS, OUR SALE OF THESE PRODUCTS MAY BE CHALLENGED AND WE MAY HAVE TO DEFEND COSTLY AND TIME-CONSUMING INFRINGEMENT CLAIMS.

     We may need to engage in expensive and prolonged litigation to assert any of our rights or to determine the scope and validity of rights claimed by other parties. With no certainty as to the outcome, litigation could be too expensive for us to pursue. Our failure to pursue litigation could result in the loss of our rights that could hurt our business substantially. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, if at all.

     Our failure to obtain rights to intellectual property of third parties or the potential for intellectual property litigation could force us to do one or more of the following:

     - stop selling, making or using our products that use the disputed intellectual property;

     - obtain a license from the intellectual property owner to continue selling, making or using our products, which license may not be available on reasonable terms, or at all;

     - redesign our products or services; and

     - subject us to significant liabilities to third parties.

     If any of the foregoing occurs, we may be unable to manufacture and sell our products and may suffer severe financial harm. Whether or not an intellectual property claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could harm our business.

     WE MAY FACE PRODUCT LIABILITY THAT COULD RESULT IN COSTLY LITIGATION AND SIGNIFICANT LIABILITIES.

     Clinical testing, manufacturing and marketing of our products may expose us to product liability claims. Although we never have been subject to a product liability claim, we cannot assure you that there will not be any claims brought against us in the future. Even then, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products and our ability to obtain and maintain regulatory approval for our products.

     THE PRICE OF OUR STOCK MAY FLUCTUATE UNPREDICTABLY IN RESPONSE TO FACTORS UNRELATED TO OUR OPERATING PERFORMANCE.

     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of small medical device companies, like ours, has been very unpredictable and may vary in response to:

     - announcements by us or our competitors concerning technological innovations;

     - introductions of new products;

     - FDA and foreign regulatory actions;

     - developments or disputes relating to patents or proprietary rights;

     - public concern over the safety of radiation-based therapeutic products;

     - failure of our results of operations to meet the expectations of stock market analysts and investors;

     - changes in stock market analyst recommendations regarding our common stock;

     - changes in healthcare policy in the United States or other countries; and

     - general stock market conditions.

     SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE TAKEOVER ATTEMPTS DIFFICULT, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND INHIBIT YOUR ABILITY TO RECEIVE A PREMIUM PRICE FOR YOUR SHARES.

     Provisions of our restated certificate of incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation allows our board of directors to issue up to five million shares of preferred stock and to fix the rights and preferences of such shares without stockholder approval. Any such issuance could make it more difficult for a third party to acquire our business and may adversely affect the rights of our stockholders. In addition, our board of directors is divided into three classes for staggered terms of three years. These provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of our common stock.

     SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE AND MAKE IT DIFFICULT FOR YOU TO RECOVER THE FULL VALUE OF YOUR INVESTMENT IN OUR SHARES.

     Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

     We have approximately 13,067,000 shares of common stock outstanding. All of these shares are freely tradable without restrictions under the Securities Act, except for 337,192 shares subject to volume limitations and other restrictions of Rule 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2000, the portfolio included only high grade corporate bonds and commercial paper and government bonds all with remaining maturities of less than two years.

     Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries and because our international transactions are denominated primarily in U.S. dollars.

     The table below provides information about our available-for-sale investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates. Principal amounts by expected maturity in the subsequent twelve month periods ending December 31:

                                                                                    FAIR VALUE AT
                                                                                    DECEMBER 31,
                                                     2001       2002      TOTAL         2000
                                                    -------    ------    -------    -------------
                                                        (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash and cash equivalents.........................  $ 5,834        --    $ 5,834       $ 5,821
Weighted average interest rate....................     6.39%       --       6.39%
Investments.......................................  $19,250    $4,850    $24,100       $24,046
Weighted average interest rate....................     5.99%     6.57%      6.10%
Total portfolio...................................  $25,084    $4,850    $29,934       $29,867
Weighted average interest rate....................     6.08%     6.57%      6.16%

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for SFAS No. 133. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133. We believe that adopting these statements will not have a material impact on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 10, 1999, we dismissed Ernst and Young LLP as our auditors. There were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any reportable event. Ernst & Young LLP's reports on the Company's financial statements for the fiscal years ended December 31, 1998 and December 31, 1997
(i) did not contain any adverse opinion or disclaimer of opinion, and (ii) were not qualified as to uncertainty, audit scope or accounting principles.

     On August 25, 1999, we engaged PricewaterhouseCoopers LLP as our independent accountants.

     The foregoing was approved by the Audit Committee of the Board of Directors of the Company.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from our Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 5, 2001. The information concerning our executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from our Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 5, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from our Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 5, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from our Proxy Statement, to be mailed to stockholders for the Annual Meeting to be held on or about June 5, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

        1. FINANCIAL STATEMENTS.

       Report of PricewaterhouseCoopers LLP, Independent Accountants

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheets -- December 31, 1999 and 2000

       Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

       Consolidated Statements of Stockholders' Equity and Comprehensive Income
       (Loss) for the years ended December 31, 1998, 1999 and 2000

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

       Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1999 and 2000

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

        3. EXHIBITS.

          Reference is made to Item 14(c) of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

     None.

     (c) Exhibits.

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
2.4(7)         Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical
               Systems, Inc.
2.5(8)         Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.
2.5.1          Amendment and Supplement to Assets Sale and Purchase
               Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.5.2          Short-Term Note, Exhibit 1, to Amendment and Supplement to
               Assets Sale and Purchase Agreement and Release dated
               February 28, 2001 by and between the Company and Escalon
               Medical Corporation
2.5.3          Long-Term Note, Exhibit 2, to Amendment and Supplement to
               Assets Sale and Purchase Agreement and Release dated
               February 28, 2001 by and between the Company and Escalon
               Medical Corporation
3.1            Restated Certificate of Incorporation
3.2            Restated Bylaws of the Company
4.1(1)         Specimen Certificate of Common Stock
4.2++          Form of $1,000,000 5% Convertible Debenture to be issued by the Company to Cosmotec Co., Ltd. on June 15, 2000
10.1(2)        Form of Indemnification Agreement entered into between the
               Registrant and its directors and officers
10.2(2)**      The Registrant's 1996 Stock Option Plan and forms of
               agreements thereunder
10.3(2)**      The Registrant's Employee Stock Purchase Plan and forms of agreement thereunder
10.7(2)*       Stock Purchase and Technology License Agreement dated
               September 10, 1994, as amended on September 29, 1995, by and among EndoSonics, the Company and SCIMED Life Systems, Inc.
               ("SCIMED")
10.15(2)       Industrial Lease dated February 23, 1995 by and between the
               Irvine Company and the Company
10.20(3)       License Agreement dated May 16, 1997, by and between the
               Company and EndoSonics
10.21(3)       Registration Rights Agreement dated as of January 26, 1997 by and between the Company and EndoSonics
10.22(4)**     Supplemental Stock Option Plan
10.23(5)       Stock Repurchase Agreement dated as of February 10, 1998 by and between EndoSonics and the Company
10.24(6)*      License Agreement by and between the Company and Guidant
               Corporation dated June 19, 1998
10.25(9)**     1996 Stock Option/Stock Issuance Plan (as Amended and
               Restated as of April 8, 1997, March 12, 1998 and November 3,
               1998)
10.26(10)**    1997 Stock Option Plan (As Amended as of June 15, 1998)
               assumed by Registrant pursuant to its acquisition of
               Radiance Medical Systems, Inc. on January 14, 1999
10.27**+       Amendment to Employment Agreement dated as of February 1,
               1999 between the Company and Michael R. Henson and form of
               Employment Agreement entered into on January 14, 1999
               between the Company and Michael R. Henson

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.27.1(11)**  Second Amendment to Employment Agreement dated December 10,
               1999 between the Company and Michael R. Henson and form of
               Employment Agreement entered into on January 14, 1999
               between the Company and Michael R. Henson
10.28**+       Employment Agreement entered into as of February 1, 1999 by and between the Company and Stephen R. Kroll
10.28.1(11)**  Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Stephen R. Kroll
10.29**+       Form of Employment Agreement dated February 1, 1999 by and between the Company and Jeffrey Thiel
10.29.1(11)**  Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Jeffrey Thiel
10.31++        Joint Venture Agreement dated June 15, 1999 between the
               Company and Globe Co., Ltd. The following exhibits to the
               Joint Venture Agreement have not been filed: Supply
               Agreement dated June 15, 1999 between the Company and
               Radiatec, Inc.; and, International Distributor Agreement
               dated June 15, 1999 between Radiatec, Inc., Globe Co., Ltd.,
               Cosmotec Co., Ltd. and the Company. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to
               the Commission upon request
10.32(11)**    Form of Employment Agreement dated October 7, 1999 by and
               between the Company and Edward Smith
10.33(11)**    Form of Employment Agreement dated January 14, 1999 by and between the Company and Brett Trauthen
10.33.1(11)**  Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Brett Trauthen
10.34(11)*     Facility Set-up and Contract Manufacturing Agreement dated
               July 28, 1999 between the Company and Bebig GmbH
10.34.1(12)    Amendment to the Facility Set-Up and Contract Manufacturing
               Agreement dated July 17, 2000 between the Company and Bebig
               GmbH
10.34.2        Amendment No. 2 to the Facility Set-Up and Contract
               Manufacturing Agreement dated February 12, 2001 between the
               Company and Bebig GmbH
10.34.3        Amendment No. 3 to the Facility Set-Up and Contract
               Manufacturing Agreement dated February 12, 2001 between the
               Company and Bebig GmbH
10.35(11)*     License Agreement dated July 28, 1999 between the Company
               and Bebig GmbH
10.36(13)**    Employment Agreement entered into as of August 21, 2000 by and between the Company and Joseph A. Bishop
10.37**        Employment Agreement entered into as of January 15, 2001 by and between the Company and Paul A. Molloy
21.1(11)       List of subsidiaries
23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants
23.2           Consent of Ernst & Young LLP, Independent Auditors
24.1+          Power of Attorney

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

 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 19, 1997.

 (4) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

 (5) Previously filed as Exhibit 10 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission as of May 14, 1998.

 (6) Previously filed as Exhibit 10.24 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission as of August 11, 1998.

 (7) Previously filed as Exhibit 2.4 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

 (8) Previously filed as Exhibit 2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

 (9) Previously filed as Annex III to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(10) Previously filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(11) Previously filed as an exhibit to the Company's report on Form 10-K with the Securities and Exchange Commission on April 14, 2000.

(12) Previously filed as Exhibit 10.35 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on August 24, 2000.

(13) Previously filed as Exhibit 10.36 to Amendment No. 1 the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RADIANCE MEDICAL SYSTEMS, INC.

Date: March 27, 2001                      By:     /s/ JEFFREY H. THIEL
                                            ------------------------------------
                                                      Jeffrey H. Thiel
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: March 27, 2001                      By:     /s/ STEPHEN R. KROLL
                                            ------------------------------------
                                                      Stephen R. Kroll
                                                Vice President, Finance and
                                                       Administration,
                                                Chief Financial Officer, and
                                                          Secretary
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JEFFREY H. THIEL                     Chief Executive Officer and    March 27, 2001
-----------------------------------------------------   Director (Principal Executive
                 (Jeffrey H. Thiel)                               Officer)

                /s/ STEPHEN R. KROLL                     Vice President, Finance and    March 27, 2001
-----------------------------------------------------  Administration, Chief Financial
                 (Stephen R. Kroll)                        Officer, and Secretary
                                                          (Principal Financial and
                                                             Accounting Officer)

                /s/ MICHAEL R. HENSON                             Director              March 27, 2001
-----------------------------------------------------
                 (Michael R. Henson)

                /s/ FRANKLIN D. BROWN                             Director              March 27, 2001
-----------------------------------------------------
                 (Franklin D. Brown)

                /s/ WILLIAM G. DAVIS                              Director              March 27, 2001
-----------------------------------------------------
                 (William G. Davis)

               /s/ GERARD VON HOFFMANN                            Director              March 27, 2001
-----------------------------------------------------
                (Gerard von Hoffman)

                /s/ EDWARD M. LEONARD                             Director              March 27, 2001
-----------------------------------------------------
                 (Edward M. Leonard)

              /s/ JEFFREY F. O'DONNELL                            Director              March 27, 2001
-----------------------------------------------------
               (Jeffrey F. O'Donnell)

            /s/ MAURICE BUCHBINDER, M.D.                          Director              March 27, 2001
-----------------------------------------------------
             (Maruice Buchbinder, M.D.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
Radiance Medical Systems, Inc.

     In our opinion, the consolidated financial statements listed in the Index at Item 14(a)(1) for the years ended December 31, 2000 and 1999 present fairly, in all material respects, the financial position of Radiance Medical Systems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 14(a)(2) for the years ended December 31, 2000 and 1999 present fairly, in all material respects, the information set forth therein for the years ended December 31, 2000 and 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 2, 2001, except for Note 15 as to which the date is February 16, 2001 and Note 16 as to which the date is February 28, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Radiance Medical Systems, Inc.

     We have audited the consolidated balance sheet of Radiance Medical Systems, Inc. as of December 31, 1998 (not presented herein), and the accompanying related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiance Medical Systems, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Orange County, California
February 18, 1999

                         RADIANCE MEDICAL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  2,051    $  6,311
  Marketable securities available-for-sale, including
    unrealized gains of $82
    and $113, respectively..................................     8,591      15,162
  Accounts receivable, net of allowance for doubtful
    accounts of $150 and $113,
    respectively............................................     1,070         564
  Other receivables.........................................       742       2,511
  Inventories...............................................       822       1,085
  Other current assets......................................       259         239
                                                              --------    --------
         Total current assets...............................    13,535      25,872
                                                              --------    --------
Property and equipment:
  Furniture and equipment...................................     2,169       2,225
  Leasehold improvements....................................       318         317
                                                              --------    --------
                                                                 2,487       2,542
  Less accumulated depreciation and amortization............    (1,378)     (1,799)
                                                              --------    --------
    Net property and equipment..............................     1,109         743
Marketable securities available-for-sale, including
  unrealized (loss) gain of $(75) and $28, respectively.....    11,413       8,884
Intangibles, net of amortization............................     3,667       2,786
Notes receivable from officer...............................       118         126
Other assets................................................        31          43
                                                              --------    --------
         Total assets.......................................  $ 29,873    $ 38,454
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  2,714    $  2,589
  Deferred revenue..........................................     1,028          81
                                                              --------    --------
         Total current liabilities..........................     3,742       2,670
                                                              --------    --------
Deferred revenue............................................       786         360
Minority interest...........................................       234         184
                                                              --------    --------
                                                                 4,762       3,214
                                                              --------    --------
Commitments and contingencies (Notes 11 and 15)
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding............        --          --
  Common stock, $0.001 par value; 30,000,000 shares
    authorized, 11,896,000 and 13,049,000 shares issued, and
    11,210,000, and 13,049,000 shares outstanding at
    December 31, 1999 and 2000, respectively................        12          13
  Additional paid-in capital................................    69,483      80,886
  Deferred compensation.....................................      (524)       (208)
  Accumulated deficit.......................................   (40,333)    (45,796)
  Treasury stock, at cost; 686,000 and no common shares at
    December 31, 1999 and 2000, respectively................    (3,675)         --
  Accumulated other comprehensive income....................       148         345
                                                              --------    --------
         Total stockholders' equity.........................    25,111      35,240
                                                              --------    --------
         Total liabilities and stockholders' equity.........  $ 29,873    $ 38,454
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RADIANCE MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998        1999       2000
                                                              -------    --------    -------
Revenue:
  Sales.....................................................  $ 9,415    $  3,856    $ 2,139
  License fee and other.....................................    2,760       2,855      6,800
                                                              -------    --------    -------
          Total revenue.....................................   12,175       6,711      8,939
                                                              -------    --------    -------
Operating costs and expenses:
  Cost of sales.............................................    6,152       2,823      1,465
  Research and development..................................    7,957       8,610     11,508
  Marketing and sales.......................................    5,371       1,989        842
  General and administrative................................    2,937       2,468      3,097
  Charge for acquired in-process research and development...      234       4,194         --
  Minority interest in losses of subsidiary.................     (992)         (6)       (26)
                                                              -------    --------    -------
          Total operating costs and expenses................   21,659      20,078     16,886
                                                              -------    --------    -------
  Loss from operations......................................   (9,484)    (13,367)    (7,947)
                                                              -------    --------    -------
Other income (expense):
  Interest income...........................................    1,567       1,246      1,383
  Gain (loss) on sale of assets.............................      (47)      1,335      1,140
  Other income (expense)....................................      (22)          6        (39)
                                                              -------    --------    -------
          Total other income................................    1,498       2,587      2,484
                                                              -------    --------    -------
Net loss....................................................  $(7,986)   $(10,780)   $(5,463)
                                                              =======    ========    =======
Basic and diluted net loss per share........................  $ (0.90)   $  (0.98)   $ (0.46)
                                                              =======    ========    =======
Shares used in computing basic and diluted net loss per
  share.....................................................    8,862      10,951     11,749
                                                              =======    ========    =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RADIANCE MEDICAL SYSTEMS, INC.

                           CONSOLIDATED STATEMENTS OF
              STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                  ACCUMULATED
                               COMMON STOCK       ADDITIONAL                                     TREASURY            OTHER
                            -------------------    PAID-IN       DEFERRED     ACCUMULATED   ------------------   COMPREHENSIVE
                              SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT      SHARES    AMOUNT       INCOME
                            ----------   ------   ----------   ------------   -----------   --------   -------   -------------
BALANCE AT DECEMBER 31,
  1997....................   9,389,000    $ 9      $60,371        $(634)       $(21,567)     345,000   $(2,205)      $153
Exercise of common stock
  options.................     139,000      1          162           --              --           --        --         --
Employee stock purchase
  plan....................      50,000     --          180           --              --           --        --         --
Deferred compensation
  resulting from grant of
  non-employee options....          --     --          (49)          49              --           --        --         --
Amortization of deferred
  compensation............          --     --           --          176              --           --        --         --
Treasury shares
  purchased...............          --     --           --           --              --      341,000    (1,470)        --
Net loss..................          --     --           --           --          (7,986)          --        --         --
Unrealized gain on
  investments.............          --     --           --           --              --           --        --         33
Unrealized exchange rate
  gain....................          --     --           --           --              --           --        --        276
                            ----------    ---      -------        -----        --------     --------   -------       ----
BALANCE AT DECEMBER 31,
  1998....................   9,578,000     10       60,664         (409)        (29,553)     686,000    (3,675)       462
Acquisition of RMS........   1,900,000      2        8,033           --              --           --        --         --
Exercise of common stock
  options.................     359,000     --          259           --              --           --        --         --
Employee stock purchase
  plan....................      59,000     --          168           --              --           --        --         --
Deferred compensation
  resulting from grant of
  non-employee options....          --     --          359         (359)             --           --        --         --
Amortization of deferred
  compensation............          --     --           --          244              --           --        --         --
Net loss..................          --     --           --           --         (10,780)          --        --         --
Unrealized loss on
  investments.............          --     --           --           --              --           --        --       (202)
Unrealized exchange rate
  loss....................          --     --           --           --              --           --        --       (112)
                            ----------    ---      -------        -----        --------     --------   -------       ----
BALANCE AT DECEMBER 31,
  1999....................  11,896,000     12       69,483         (524)        (40,333)     686,000    (3,675)       148
Exercise of common stock
  options.................     130,000     --          479           --              --           --        --         --
Employee stock purchase
  plan....................      66,000     --          228           --              --           --        --         --
Sale of common stock (net
  of costs of $1,217).....     814,000      1        9,357           --              --     (686,000)    3,675         --
Convertible debenture
  exercise................     143,000     --        1,375           --              --           --        --         --
Deferred compensation
  resulting from grant of
  non-employee options....          --     --          (36)          36              --           --        --         --
Amortization of deferred
  compensation............          --     --           --          280              --           --        --         --
Net loss..................          --     --           --           --          (5,463)          --        --         --
Unrealized gain on
  investments.............          --     --           --           --              --           --        --        134
Unrealized exchange rate
  gain....................          --     --           --           --              --           --        --         63
                            ----------    ---      -------        -----        --------     --------   -------       ----
BALANCE AT DECEMBER 31,
  2000....................  13,049,000    $13      $80,886        $(208)       $(45,796)          --   $    --       $345
                            ==========    ===      =======        =====        ========     ========   =======       ====


                                            COMPREHENSIVE
                            STOCKHOLDERS'      INCOME
                               EQUITY          (LOSS)
                            -------------   -------------
BALANCE AT DECEMBER 31,
  1997....................    $ 36,127
Exercise of common stock
  options.................         163
Employee stock purchase
  plan....................         180
Deferred compensation
  resulting from grant of
  non-employee options....          --
Amortization of deferred
  compensation............         176
Treasury shares
  purchased...............      (1,470)
Net loss..................      (7,986)       $ (7,986)
Unrealized gain on
  investments.............          33              33
Unrealized exchange rate
  gain....................         276             276
                              --------        --------
BALANCE AT DECEMBER 31,
  1998....................      27,499          (7,677)
Acquisition of RMS........       8,035
Exercise of common stock
  options.................         259
Employee stock purchase
  plan....................         168
Deferred compensation
  resulting from grant of
  non-employee options....          --
Amortization of deferred
  compensation............         244
Net loss..................     (10,780)        (10,780)
Unrealized loss on
  investments.............        (202)           (202)
Unrealized exchange rate
  loss....................        (112)           (112)
                              --------        --------
BALANCE AT DECEMBER 31,
  1999....................      25,111         (11,094)
Exercise of common stock
  options.................         479
Employee stock purchase
  plan....................         228
Sale of common stock (net
  of costs of $1,217).....      13,033
Convertible debenture
  exercise................       1,375
Deferred compensation
  resulting from grant of
  non-employee options....          --
Amortization of deferred
  compensation............         280
Net loss..................      (5,463)         (5,463)
Unrealized gain on
  investments.............         134             134
Unrealized exchange rate
  gain....................          63              63
                              --------        --------
BALANCE AT DECEMBER 31,
  2000....................    $ 35,240        $ (5,266)
                              ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RADIANCE MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
Operating activities:
  Net loss..................................................  $ (7,986)   $(10,780)   $ (5,463)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       576       1,333       1,288
  Amortization of deferred compensation.....................       176         243         280
  Bad debt expense..........................................       295        (168)         38
  Charge for acquired in-process research and development...       234       4,194          --
  Minority interest in losses of subsidiary.................      (992)         (6)        (26)
  Loss (gain) on disposal of assets.........................        --      (1,302)       (223)
  Changes (net of effects of acquisition of interest in
    (former) Radiance and Radiatec):
    Trade accounts receivable, net..........................        44       1,510         468
    Inventories.............................................     1,582          97        (263)
    Other receivables and current assets....................      (125)       (310)     (1,715)
    Accounts payable and accrued expenses...................       928      (2,105)       (125)
    Deferred revenue........................................       250         679        (971)
                                                              --------    --------    --------
        Net cash used in operating activities...............    (5,018)     (6,615)     (6,712)
                                                              --------    --------    --------
Investing activities:
  Purchase of available-for-sale securities.................   (37,841)    (25,256)    (26,312)
  Sales of available-for-sale securities....................    39,272      28,413      22,404
  Capital expenditures for property and equipment...........      (431)       (439)       (100)
  Sale of Vascular Access business unit, net................        --       2,070          --
  Proceeds from sale of option on investment securities.....        --       1,232         252
  Purchase of controlling interest in Radiatec, net of cash
    acquired................................................        --         233          --
  Purchase of interest in (former) Radiance, net of cash
    acquired................................................       587         455          --
  Change in other assets....................................      (625)         20         (12)
                                                              --------    --------    --------
        Net cash provided by (used in) investing
        activities..........................................       962       6,728      (3,768)
                                                              --------    --------    --------
Financing activities:
  Proceeds from issuance of convertible debenture...........        --          --       1,000
  Proceeds from sale of common stock........................        --          --      14,250
  Costs of equity issuances.................................        --          --      (1,217)
  Proceeds from sale of common stock under employee stock
    purchase plan...........................................       180         168         228
  Proceeds from exercise of stock options...................       163         260         479
  Proceeds from repayment of affiliate debt.................       479          73          --
  Purchase treasury common stock............................    (1,470)         --          --
                                                              --------    --------    --------
        Net cash (used in) provided by financing
        activities..........................................      (648)        501      14,740
                                                              --------    --------    --------
Net (decrease) increase in cash and cash equivalents........    (4,704)        614       4,260
Cash and cash equivalents, beginning of year................     6,141       1,437       2,051
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $  1,437    $  2,051    $  6,311
                                                              ========    ========    ========
Supplemental disclosure of non-cash financing activities:
  In September 1998, the Company exercised preferred stock
  warrants bringing its ownership of (former) Radiance to
  approximately 50%. In January 1999, the Company acquired
  the remaining common stock of (former) Radiance. The
  following is a summary of these transactions:
  Fair value of assets acquired, including intangible
    assets..................................................  $  1,535    $  8,962
  Cash paid.................................................    (1,463)       (692)
  Common stock and options issued...........................        --      (8,035)
                                                              --------    --------
  Liabilities assumed.......................................  $     72    $    235
                                                              ========    ========
  Conversion of long-term debt to common stock..............                          $  1,375
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

                         RADIANCE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 1. BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  Business and Basis of Presentation

     Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc and herein after referred to the "Company" or "Radiance") was incorporated in March 1992 in the State of California and reincorporated in the State of Delaware in June 1993. The Company and its subsidiaries are developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries (the "RDX system"). The Company also manufactures and sells a broad range of angioplasty catheters and stent products, including its Focus technology product line, on a limited basis primarily through medical device distributors. The Company operates in a single business segment.

     Currently, the Company markets its products under the trade name "Focus technology" and is developing radiation therapy products. Prior to January 1999, when the Company sold the assets of its Vascular Access product line, the Company marketed its vascular access products under the trade name "Vascular Access technology."

     In August 1999, the Company contributed cash of $233 in return for a 51% interest in Radiatec, a joint venture formed to distribute the Company's RDX catheter products in Japan.

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany transactions have been eliminated and any minority interest recognized. To conform with the 2000 financial statement presentation, certain reclassifications have been made to the 1998 and 1999 financial statements.

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

  Cash and Cash Equivalents

     Cash and cash equivalents includes cash on hand, demand deposits and short-term investments with original maturities of three months or less.

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

  Inventories

     Inventories are comprised of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined on an average cost basis or market value.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  Property and Equipment

     Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. The estimated useful lives for furniture and equipment range from three to seven years and the estimated useful life for leasehold improvements is seven years.

  Intangible Assets

     Intangible assets acquired in connection with business combinations are amortized on the straight-line method over the estimated recovery period. Intangible assets stemming from the acquisition of Clinitec and purchase of a controlling interest in and acquisition of Radiance Medical Systems, Inc. (the "former Radiance"), $244 and $4,567, respectively, are being amortized over two and three to seven years, respectively. Based upon an independent valuation of intangible assets acquired in the purchase of a controlling interest in and acquisition of the former Radiance, $3,266 and $1,301 were capitalized as developed technology and covenants not to compete, respectively, and $234 and $4,194 were expensed as acquired in-process research and development in 1998 and 1999, respectively.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted future cash flows associated with them. Should the review indicate that the asset is not recoverable, the Company's carrying value of the asset would be reduced by the estimated shortfall in future discounted cash flows. Under those rules, the aforementioned identifiable intangible assets acquired in purchase business combinations are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

     In the fourth quarter of 2000, the Company and its Japanese distributor for Focus technology, Cathex, agreed to terminate their distribution agreement. During 1998, 1999 and 2000, product sales to Cathex comprised 22%, 6% and 1%, respectively, of total revenues. Accounts receivable from Cathex represented 14% and 0% of net accounts receivable at December 31, 1999 and 2000, respectively.

     In June of 1998, the Company signed a technology license agreement with Guidant Corporation ("Guidant"), an international interventional cardiology products company, to grant them the ability to manufacture and distribute products using the Company's Focus technology for stent deployment. During 1998, 1999 and 2000, Radiance recognized license fees from Guidant of $2,750, $2,250 and $6,415, respectively, which represented 23%, 34% and 72% of total revenues, respectively. The minimum royalty fees under the agreement, which the Company began receiving in the third quarter of 1999, are $250 per year from sales of Guidant products based on the Company's Focus technology. See Note 5.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  Export Sales

     The Company had export sales by region as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1998      1999      2000
                                                   ------    ------    ------
Europe...........................................  $2,476    $2,094    $1,230
Asia.............................................   2,622       382       269
Other............................................     789       673       554
                                                   ------    ------    ------
                                                   $5,887    $3,149    $2,053
                                                   ======    ======    ======

  Revenue Recognition and Warranty

     The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. Reserves are provided for anticipated product returns and warranty expenses at the time of shipment. License revenues from milestone payments were recognized in 1998 and 1999 on a contract with Guidant based upon the transfer of technology to Guidant. Royalties are recognized on the aforementioned contract with Guidant and the agreement with Escalon Medical Corporation ("Escalon") based upon the sale of products using the Focus and Vascular Access technologies, respectively. License revenues are recognized on a contract with Cosmotec ratably over the life of the agreement. See Notes 3 and 5.

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

     In calculating pro forma information regarding net loss and net loss per share, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock: risk-free interest rate of 5.7%, 6.4% and 5.1%; a dividend yield of 0%, 0% and 0%; volatility of the expected market price of the Company's common stock of 0.696, 0.889 and 0.700; and a weighted-average expected life of the options of 5.0, 5.0 and 5.0 years for 1998, 1999 and 2000, respectively.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1998, 1999 and 2000 follows:

                                                        1998        1999       2000
                                                       -------    --------    -------
Pro forma net loss...................................  $(9,135)   $(12,335)   $(6,850)
Pro forma basic and diluted net loss per share.......  $ (1.03)   $  (1.13)   $ (0.58)

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

  Net Loss Per Share

     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 1998, 1999 and 2000, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive. If they were included, the number of shares used to compute net loss per share would have been increased by approximately 387,000 shares, 292,000 shares and 1,066,000 shares for the years ended December 31, 1998, 1999 and 2000, respectively. However, options to purchase approximately 444,000 shares at a weighted average exercise price of $5.45, 984,000 shares at a weighted average exercise price of $5.25 and 57,000 shares at a weighted average exercise price of $12.88 that were outstanding during 1998, 1999 and 2000, respectively, would have still been excluded from the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for SFAS No. 133. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133. The Company believes that adopting these statements will not have a material impact on its financial statements.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 2. ACQUISITION AND SALE OF ASSETS

  Acquisition of the former Radiance

     The former Radiance was incorporated by the Company in August 1997 to develop radiation products to treat restenosis based on the Company's patented Focus technology. In consideration for the Company granting to the former Radiance a license to the Focus technology, the former Radiance issued to the Company 750,000 shares of Series B preferred stock, a warrant to purchase 1,500,000 shares of Series B preferred stock, rights of first offer with respect to the commercialization of the former Radiance's products, and a promise to pay royalties to the Company based on sales of products utilizing the licensed technology. Following the organization of the former Radiance's sale of stock to investors in a private offering, the Company did not control the former Radiance and accounted for its investment on the equity method. In September 1998, the Company exercised warrants to purchase an additional 1,500,000 Series B preferred shares in the former Radiance for $0.975 per share or a total of $1,463, bringing the Company's ownership of the outstanding equity of the former Radiance to approximately 50%, and began accounting for its investment in the former Radiance under the consolidation method. Due to losses incurred by the former Radiance, the balance of the minority interest was reduced to zero. Thereafter, the Company consolidated 100% of the net losses incurred by the former Radiance as the minority shareholders of the former Radiance were not committed to fund the losses. Accordingly, the minority interest account at December 31, 1998 had a zero balance.

     In November 1998, the Company signed a definitive merger agreement (the "Merger Agreement") with the former Radiance and in January 1999, the Company acquired the former Radiance pursuant to the Merger Agreement. Under the terms of the Merger Agreement, the Company paid the shareholders of the former Radiance $3.00 for each share of preferred stock and $2.00 for each share of common stock for a total consideration of approximately $7,571, excluding the value of Radiance common stock options to be provided to the former Radiance optionholders in exchange for their former Radiance common stock options. Such consideration was paid by delivery of an aggregate of 1,900,157 shares of common stock, and $692 in cash to certain former Radiance stockholders who elected to receive cash pursuant to the Merger Agreement. Options for 546,250 shares of the former Radiance common stock accelerated and vested immediately prior to the completion of the merger. Of these, 1,250 were exercised, and the holder received the same consideration for his shares of the former Radiance common stock as other holders of the former Radiance common stock. The options not exercised prior to the completion of the merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,776 shares of the Company's common stock for a total consideration of approximately $1,150.

     In addition, under the Merger Agreement, the former Radiance share and option holders could have received product development milestone payments of $2.00 for each share of preferred stock and $3.00 for each share of common stock. The first three of the milestones were not met. As a result, the total of potential milestone payment, before adjustment for early or late achievement of the milestone, is reduced to $0.46 for each share of preferred stock and $0.69 for each share of common stock. The remaining milestone payment may be increased up to 30%, or reduced or eliminated if the milestone is reached earlier or later, respectively, than the milestone target date. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. Any milestone payment made will be capitalized as additions to the purchase price.

     The former Radiance merger consideration was allocated to tangible assets (aggregating approximately $459) acquired and assumed liabilities (aggregating approximately $235), with the remaining merger consideration being allocated to acquired in-process research and development ("IPR&D"), developed technology and employment contracts, according to an independent valuation.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Significant portions of the former Radiance merger consideration were identified as intangible assets. Valuation techniques were employed that reflect recent guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to IPR&D.

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

     The weighted average stage of completion for all projects, in aggregate, was approximately 70% as of the merger date. As of that date, the estimated remaining costs to bring the projects under development to technological feasibility and through clinical trials and regulatory approval process were approximately $5,500. The cash flow estimates from sales of products incorporating those technologies commence in the year 2001, with revenues increasing for the first four years, followed by declines in subsequent periods as other new products are expected to be introduced and represent a larger proportion of the total product offering. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology's net cash flows ranged from 20% to 35%, depending on the level of risk associated with a particular technology and the current return on investment requirements of the market. These discount rates reflect "risk premiums" of 18% to 105% over the estimated weighted average cost of capital of 17% computed for the Company. Through December 31, 2000, actual results do not materially differ from the estimates and assumptions used in the valuation.

     As discussed above, a portion of the former Radiance merger consideration premium was allocated to identifiable intangibles. The identifiable intangibles consist primarily of developed technology and employment contracts (i.e., covenants not to compete and the assembled workforce). The fair value of the developed technology at the dates of acquisition of a majority of and the remainder of the capital stock of the former Radiance was $187 and $3,079, respectively, and represent the acquired, aggregate fair value of individually identified technologies that were fully developed at the time. As with the IPR&D, the developed technology was valued using the future income approach, in context of the business enterprise value of the former Radiance. The employment contracts assigned values at the dates of acquisition of a majority of and the remainder of the capital stock of the former Radiance were approximately $72 and $1,229, respectively.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following table reflects unaudited pro forma combined results of operations of the Company and the former Radiance on the basis that the acquisitions, or purchase of a controlling interest in the case of Radiance, had taken place on January 1, 1998.

                                                             1998
                                                          -----------
                                                          (UNAUDITED)
Revenues................................................  $    12,175
Net loss................................................  $   (10,878)
Net loss per common share...............................  $     (0.98)
Share used in computation...............................   11,080,000

     Not reflected in the above unaudited pro forma results is the charge of $4,194 for acquired IPR&D. In addition to the aforementioned charge, the Company capitalized intangible assets of $3,079 and $1,229 for developed technology and employment contracts, respectively, as part of the cost for the remaining common stock of the former Radiance, as described more fully above.

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

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

     In October 1999, the Company received an additional $1,000 upon the completion of the transfer of technology. As it is also entitled to receive royalty payments upon the sale of products for a five-year period, the Company recognized the pro-rata minimum royalty due for 1999 of $283 and the annual royalty due for 2000 of $300. The Company continued to manufacture certain products on a "cost plus" basis for ten months following the Agreement date.

     The following table sets forth the Vascular Access operating profits for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             ---------------
                                                              1998     1999
                                                             ------    -----
Revenues...................................................  $2,664    $ 486
Operating costs and expenses
  Cost of sales............................................   1,342      407
  Research and development.................................     480       23
  Marketing and sales......................................     556       23
  General and administrative...............................     671      189
                                                             ------    -----
          Total operating costs and expenses...............   3,049      642
                                                             ------    -----
Operating loss.............................................  $ (385)   $(156)
                                                             ======    =====

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 3. DEFERRED REVENUE

  Deferred Distributor Fees

     In June 1999, the Company granted Cosmotec Co., Ltd. (Cosmotec) of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an up-front cash payment and will recognize the revenue ratably over the seven-year term of the distribution agreement. The Company recognized $71 and $81 of the aforementioned revenue during the year ended December 31, 1999 and 2000, respectively. In addition, the Company issued a $1,000 convertible debenture to Cosmotec. As a result of the valuation of the convertible debenture, the revenue to be recognized as a deferred distribution fee was reduced by $377 in June 2000. See Note 10.

  Deferred Gain on Sale of Assets

     In August 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and had until December 2000 to exercise the option. The option premium was recognized on a straight-line basis over the option term, resulting in a gain of $347 and $886 being recognized as gain on sale of assets in other income for the year ended December 31, 1999 and 2000, respectively. In the fourth quarter of 2000, the optionholder paid an additional amount to extend the option period for one week and the Company received an additional $252, which was also recognized as gain on sale of assets in other income. The optionholder did not exercise the option prior to its expiration.

 4. DISTRIBUTION AGREEMENT WITH CATHEX

     The Company entered into a distribution agreement, dated May 1, 1997, with Cathex, Ltd. ("Cathex Agreement"), whereby Cathex was appointed to serve as Radiance's exclusive distributor for certain of the Company's products in Japan. In exchange for this exclusive distributorship, Cathex shareholders agreed to purchase $200 in Radiance common stock or approximately 25,000 shares. Cathex also agreed to undertake all necessary clinical trials to obtain approval from Japanese regulatory authorities for the sale of said products in Japan. Cathex's purchases under the Cathex Agreement are subject to certain minimum requirements. The initial term of the Cathex Agreement expired on January 1, 2001, and was subject to a five-year extension. In the fourth quarter of 2000, the Company and Cathex agreed to terminate the agreement.

 5. LICENSE AGREEMENTS

  EndoSonics Corporation

     In 1995 and 1997, the Company entered into license agreements with EndoSonics pursuant to which the Company granted EndoSonics the non-exclusive, royalty-free right to certain technology for use in the development and sale of certain products. In exchange, Radiance received the non-exclusive, royalty-free right to utilize certain of EndoSonics' product regulatory filings to obtain regulatory approval of Radiance products. See Note 15.

  Guidant Corporation

     In June of 1998, the Company signed a technology license agreement with Guidant to grant Guidant the ability to manufacture and distribute stent delivery products using the Company's Focus technology. Under the agreement, the Company is entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. An initial license payment of $2,000 was received by the Company upon the signing of the agreement. In October of 1998, the Company received another $1,000 license milestone payment upon the completion of the

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

technology transfer to Guidant. The final two milestone payments, totaling $2,000, were received in the first half of 1999. Based upon the completion of certain initial technology transfer milestones, the Company recognized $2,750 and $2,250 in license revenue in 1998 and 1999, respectively. In 1999, the Company recorded the minimum royalty due under the agreement of $250. For the year ended December 31, 2000, the Company recorded $6,415 in royalties under the agreement.

 6. MARKETABLE SECURITIES AVAILABLE-FOR-SALE

     The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy. The Company's investment portfolio is managed by a major financial institution.

     The following is a summary of investments in debt securities at December 31, 1999 and 2000.

                                      DECEMBER 31, 1999                   DECEMBER 31, 2000
                               --------------------------------    --------------------------------
                                            GROSS                               GROSS
                                          UNREALIZED                          UNREALIZED
                                           HOLDING                             HOLDING
                                            GAINS        FAIR                   GAINS        FAIR
                                COST       (LOSSES)      VALUE      COST       (LOSSES)      VALUE
                               -------    ----------    -------    -------    ----------    -------
U.S. Treasury and other
  agencies debt securities...  $ 9,193       $(9)       $ 9,184    $ 2,004       $  5       $ 2,009
Corporate debt securities....   10,804        16         10,820     21,901        136        22,037
                               -------       ---        -------    -------       ----       -------
                               $19,997       $ 7        $20,004    $23,905       $141       $24,046
                               =======       ===        =======    =======       ====       =======

 7. INVENTORIES

     Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consisted of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              1999     2000
                                                              ----    ------
Raw materials...............................................  $398    $  498
Work in process.............................................    94       178
Finished goods..............................................   330       409
                                                              ----    ------
                                                              $822    $1,085
                                                              ====    ======

 8. INTANGIBLES

     Intangibles consisted of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
Developed technology......................................  $3,266    $ 3,266
Employment contracts......................................   1,301      1,301
                                                            ------    -------
                                                             4,567      4,567
Accumulated amortization..................................    (900)    (1,781)
                                                            ------    -------
Intangible assets, net....................................  $3,667    $ 2,786
                                                            ======    =======

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
Accounts payable...........................................  $  769    $1,293
Accrued payroll and related expenses.......................   1,016     1,045
Accrued clinical studies...................................     401       241
Other accrued expenses.....................................     528        10
                                                             ------    ------
                                                             $2,714    $2,589
                                                             ======    ======

10. CONVERTIBLE DEBENTURE

     In June 1999, in conjunction with an agreement to grant Cosmotec distribution rights to market the Company's vascular radiation therapy products in Japan, a convertible debenture agreement was executed between the Company and Cosmotec whereby the Company was committed to sell Cosmotec a 5%, $1,000 face amount convertible debenture in June 2000. The borrowing under the agreement took place in June 2000 and would have matured in June 2003. In September 2000, Cosmotec converted the debenture at the initial conversion price of $7.00 per share into 142,857 shares of common stock.

     The Company recorded the convertible debenture at its fair value of $1,407, and the difference between the fair value and the cash proceeds received from this debenture was recorded as a reduction in the deferred revenue associated with the distribution agreement. The excess of the debenture value over its maturity value of $1,000 was amortized as a reduction to interest expense through September 13, 2000, the date of the conversion, and the remaining unamortized balance was converted to equity. During the year ended December 31, 2000, $32 was amortized to interest expense.

11. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term, noncancellable lease agreements that have been accounted for as operating leases. Certain of these leases include renewal options as prescribed by the agreements.

     Future minimum payments by year under long-term, noncancellable operating leases were as follows as of December 31, 2000:

Year Ended December 31,
  2001......................................................  $  585
  2002......................................................     516
  2003......................................................     440
  2004......................................................      80
  2005......................................................      20
                                                              ------
                                                              $1,641
                                                              ======

     Rental expense charged to operations for all operating leases during the years ended December 31, 1998, 1999 and 2000, was approximately $639, $558 and $543, respectively.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  Contract Manufacturing Agreement with Bebig GmbH

     In July 1999, the Company entered into a two year contract manufacturing agreement with Bebig GmbH ("Bebig") to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000 and February 2001, Radiance paid $100 and $732 during 1999 and 2000, respectively, and will pay approximately $635 of certain facility set up fees in 2001. In February 2001, the Company agreed to a second and third amendment to the manufacturing agreement. The second amendment calls for expansion of the production capacity, and the Company will pay additional charges of $600 in 2001. The Company will prepare the additional manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system, estimated to cost approximately $450, and Bebig will purchase the equipment at cost. The third amendment increases the amount the Company will pay Bebig for each unit produced and sets a minimum monthly facility charge. The Company will also pay all material and third party costs associated with production validation and an agreed amount for each unit produced. For a nominal charge, the Company can renew the agreement for three successive, two-year terms.

     In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement for certain radiation technology that it believed may be useful in the development of its radiation therapy products. There is a minimum annual license fee of $200, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, which began in July 2000 and royalty fees for any products sold worldwide that incorporate the licensed technology. In the year ended December 31, 2000, the license fee was offset entirely by payments under the manufacturing agreement. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed as research and development charges.

  Other Contingencies

     The Company has evaluated its operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. There are many operating risks faced by the Company, including but not limited to the risks resulting from its limited capital, competitive position, the Company believes that there are other vendors available to perform these processes, an interruption of performance by any of these vendors could have a technology development hurdles and medical reimbursement issues. In addition, certain manufacturing processes currently are performed by single vendors. While material adverse effect on the Company's ability to manufacture its products until a new source of supply were qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations.

12. STOCKHOLDERS' EQUITY

  Sale of Common Stock

     In October 2000, the Company closed a secondary offering and sold 1,500,000 shares of its common stock, including 686,000 shares held as treasury stock, at $9.50 per share, which resulted in net proceeds of approximately $13.0 million after deducting underwriting discounts and commissions and other expenses of the offering.

  Treasury Stock

     In May 1997, the Board of Directors authorized the repurchase, at management's discretion, of up to 700,000 shares of the Company's common stock during the remainder of 1997 and 1998. In August 1998, the Board of Directors increased this authorization to repurchase from 700,000 shares to 1,000,000 shares. The

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

authorization for the repurchase of the common stock was based upon the belief that the Company's stock was undervalued by the market at the time. A total of 686,000 shares had been repurchased. In October 2000, all of the treasury shares were sold, as more fully described above.

  Stock Option Plan

     In May 1996, the Company adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which is the successor to the Company's 1995 Stock Option Plan. In September 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the "1997 Plan"). Under the terms of the 1996 and 1997 Plans, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the fair value on the date of grant, as determined by the Board of Directors. At December 31, 2000, the Company had authorized 3,450,000 and 90,000 shares of common stock for issuance under the 1996 and 1997 Plan, respectively. At December 31, 2000, the Company had 422,316 shares and 11,500 shares of common stock available for grant under the 1996 and 1997 Plan, respectively. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. Shares underlying the exercise of unvested options are subject to various restrictions as to resale and right of repurchase by the Company which lapses over the vesting period. The activity under both plans is summarized below:

                                                    OPTION PRICE       NUMBER
                                                      PER SHARE       OF SHARES
                                                   ---------------    ---------
Balance at December 31, 1997.....................  $1.00 to $13.25    1,602,037
Granted..........................................  $3.25 to $ 6.44      665,100
Exercised........................................  $1.00 to $ 2.50     (138,965)
Forfeited........................................  $1.00 to $ 9.50     (614,794)
Cancelled........................................        --                  --
                                                   ---------------    ---------
Balance at December 31, 1998.....................  $1.00 to $12.00    1,513,378
Granted..........................................  $2.69 to $ 6.19      767,333
Granted as merger consideration..................      $ 0.11           317,776
Exercised........................................  $0.11 to $ 2.50     (358,722)
Forfeited........................................  $1.00 to $ 9.50     (213,918)
Cancelled........................................        --                  --
                                                   ---------------    ---------
Balance at December 31, 1999.....................  $0.11 to $12.00    2,025,847
Granted..........................................  $5.81 to $13.19      349,600
Exercised........................................  $0.11 to $ 9.50     (130,410)
Forfeited........................................  $3.00 to $13.19     (113,809)
Cancelled........................................        --                  --
                                                   ---------------    ---------
Balance at December 31, 2000.....................  $0.11 to $13.19    2,131,228
                                                   ===============    =========

     Under the Merger Agreement with the former Radiance, the options outstanding prior to the merger accelerated, vested and were, if unexercised, assumed by the Company and converted into options with the same terms. See Note 2.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Board of Directors approved repricing of the following options:

                                                                      ORIGINAL GRANT    NEW GRANT
         DATE REPRICING APPROVED              OPTION GRANT DATE           PRICE           PRICE
         -----------------------              -----------------       --------------    ---------
April 7, 1998.............................     January 13, 1997           $9.50           $4.94
                                              September 19, 1997           7.31            4.94
December 14, 1998.........................      April 21, 1997             6.88            3.63
                                                 May 20, 1998              6.00            3.63
                                                 May 26, 1998              5.88            3.63
                                                June 10, 1998              6.44            3.63

     As a result of the repricing, the vesting period on the aforementioned options started anew. The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                 WEIGHTED-
                                  AVERAGE
                    OPTIONS      REMAINING      WEIGHTED-        OPTIONS       WEIGHTED-
   RANGE OF       OUTSTANDING   CONTRACTUAL      AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES   AT 12/31/00      LIFE       EXERCISE PRICE   AT 12/31/00   EXERCISE PRICE
---------------   -----------   -----------   --------------   -----------   --------------
 $        0.11        98,541        8.0           $0.11            98,541        $0.11
  1.00 -  2.50       187,834        4.7            1.36           187,834         1.36
  2.69 -  6.19     1,442,958        7.9            4.34           758,437         4.33
  6.38 - 13.19       401,895        9.0            7.93            85,051         8.51
                   ---------        ---           -----         ---------        -----
  0.11 - 13.19     2,131,228        7.9           $4.56         1,129,863        $3.78
                   =========        ===           =====         =========        =====

     The weighted-average grant-date fair value of options granted during 1998, 1999 and 2000, for options, where the exercise price on the date of grant was equal to the stock price on that date, was $2.99, $4.18 and $7.75, respectively. The weighted-average grant-date fair value of options granted during 1998, 1999 and 2000, for options where the exercise price on the date of grant was less than the stock price on that date, was $0, $0, and $0, respectively, excluding the former Radiance merger consideration. Under the merger agreement with the former Radiance, 317,776 options were granted in January 1999 at a weighted-average grant-date fair value of $3.94 per share and an exercise price of $0.11 per share.

     During the years ended December 31, 1998, 1999 and 2000, $(49), $359 and $(36), respectively, of deferred compensation was recorded to recognize compensation for non-employee option grants. Deferred compensation is being amortized over the vesting period of the related options. $176, $244 and $280 of deferred compensation was amortized in the years ended December 31, 1998, 1999 and 2000, respectively. No compensation expense was recorded in the financial statements for stock options issued to employees for 1998, 1999, and 2000 because the options were granted with an exercise price equal to the market price of the Company's common stock on the date of grant.

  Stock Purchase Plan

     Under the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the applicable offering period. In June 2000, an additional 200,000 shares of common stock were approved for issuance under the Purchase Plan, bringing the total reserved to 400,000 shares. During 1998, 1999 and 2000, a total of approximately 50,000, 59,000 and 66,000 shares of common stock, respectively, were purchased at an average price of $3.61, $2.83, and $3.47 per share, respectively.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. INCOME TAXES

     Significant components of the Company's deferred tax assets and (liabilities) are as follows at December 31:

                                                           1999        2000
                                                         --------    --------
Net operating loss carryforward........................  $  8,962    $ 10,354
Effect of state income taxes...........................    (1,022)         --
Accrued expenses.......................................       333          89
Tax credits............................................     1,730       2,457
Bad debt reserve.......................................        64          45
Depreciation...........................................      (114)       (141)
Amortization...........................................    (1,782)     (1,393)
Inventory write-downs..................................       266         137
Capitalized research and development...................     2,313       1,963
Deferred revenue.......................................       777         175
Deferred compensation amortization.....................       327         417
Other..................................................         3           1
                                                         --------    --------
Deferred tax assets....................................    11,857      14,104
Valuation allowance....................................   (11,857)    (14,104)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

The valuation allowance increased by $3,486, $1,762 and $2,247 in 1998, 1999 and 2000, respectively.

     The Company's effective tax rate differs from the statutory rate of 35% due to federal and state losses which were recorded without tax benefit.

     At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $29,709 and $4,340, respectively, which begin to expire in 2009 and 2001, respectively. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $1,284, and $1,173, respectively, which begin to expire in 2011.

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

     The results of operations for the years ended December 31, 1998, 1999 and 2000 includes the net losses of the Company's wholly-owned German and majority-owned Japanese subsidiary of $1,029, $177 and $176, respectively.

14. EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 1998, 1999 or 2000.

                         RADIANCE MEDICAL SYSTEMS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. LEGAL MATTERS

     In September 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief against Radiance in the Superior Court in Orange County, California, claiming that under a May 1997 licensing agreement between the parties, Endosonics had rights to combine Radiance's Focus balloon technology with an Endosonics' ultrasound imaging transducer on the same catheter with a coronary vascular stent. On February 16, 2001, the court ruled in the Company's favor, ruling that Jomed-Endosonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company is entitled to recover its legal fees. Although Jomed-EndoSonics may appeal the judgment, the Company believes that this matter would not have a material adverse effect on its financial position, results of operations or cash flows.

     Radiance is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

16. SUBSEQUENT EVENT

     On February 28, 2001, the Company amended the asset sale and purchase agreement with Escalon regarding the payment of royalties. $182 of royalties, of which $165 was outstanding at December 31, 2000, and due in the first quarter of 2001, will be paid with 50,000 shares of Escalon common stock with an estimated fair value of $100, a prime plus one percent interest bearing note due in January 2002 for $65, and cash of $17. Additionally, the Company received a prime plus one percent interest bearing note for $718, payable in equal quarterly installments from April 2002 through January 2005, to guarantee the remaining minimum royalties due under the aforementioned agreement. See Note 2.

                         RADIANCE MEDICAL SYSTEMS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

               COLUMN A                  COLUMN B            COLUMN C            COLUMN D      COLUMN E
               --------                 ----------    ----------------------    ----------    ----------
                                                            ADDITIONS
                                                      ----------------------
                                        BALANCE AT    CHARGES TO    CHARGED                   BALANCE AT
                                        BEGINNING     COSTS AND     TO OTHER                    END OF
             DESCRIPTION                OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
             -----------                ----------    ----------    --------    ----------    ----------
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts.....    $  150        $   11         $--       $   (48)       $  113
  Reserve for excess and obsolete
     inventories......................    $  622        $   --         $--       $  (279)       $  343
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts.....    $  583        $ (168)        $--       $  (265)       $  150
  Reserve for excess and obsolete
     inventories......................    $1,856        $   --         $--       $(1,234)       $  622
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts.....    $  500        $  295         $--       $  (212)       $  583
  Reserve for excess and obsolete
     inventories......................    $1,100        $1,274         $--       $  (518)       $1,856

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
2.4(7)         Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical
               Systems, Inc.
2.5(8)         Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.
2.5.1          Amendment and Supplement to Assets Sale and Purchase
               Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.5.2          Short-Term Note, Exhibit 1, to Amendment and Supplement to
               Assets Sale and Purchase Agreement and Release dated
               February 28, 2001 by and between the Company and Escalon
               Medical Corporation
2.5.3          Long-Term Note, Exhibit 2, to Amendment and Supplement to
               Assets Sale and Purchase Agreement and Release dated
               February 28, 2001 by and between the Company and Escalon
               Medical Corporation
3.1            Restated Certificate of Incorporation
3.2            Amended and Restated Bylaws
4.1(1)         Specimen Certificate of Common Stock
4.2++          Form of $1,000,000 5% Convertible Debenture issued by the
               Company to Cosmotec Co., Ltd. on June 15, 2000
10.1(2)        Form of Indemnification Agreement entered into between the
               Registrant and its directors and officers
10.2(2)**      The Registrant's 1996 Stock Option Plan and forms of
               agreements thereunder
10.3(2)**      The Registrant's Employee Stock Purchase Plan and forms of agreement thereunder
10.7(2)*       Stock Purchase and Technology License Agreement dated
               September 10, 1994, as amended on September 29, 1995, by and among EndoSonics, the Company and SCIMED Life Systems, Inc.
10.15(2)       Industrial Lease dated February 23, 1995 by and between the
               Irvine Company and the Company
10.20(3)       License Agreement dated May 16, 1997, by and between the
               Company and EndoSonics
10.21(3)       Registration Rights Agreement dated as of January 26, 1997 by and between the Company and EndoSonics
10.22(4)**     Supplemental Stock Option Plan
10.23(5)       Stock Repurchase Agreement dated as of February 10, 1998 by and between EndoSonics and the Company
10.24(6)*      License Agreement by and between the Company and Guidant
               dated June 19, 1998
10.25(9)**     1996 Stock Option/Stock Issuance Plan (as Amended and
               Restated as of April 8, 1997, March 12, 1998 and November 3,
               1998)

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.26(10)**    1997 Stock Option Plan (As Amended as of June 15, 1998)
               assumed by Registrant pursuant to its acquisition of
               Radiance Medical Systems, Inc. on January 14, 1999
10.27+**       Amendment to Employment Agreement dated as of February 1,
               1999 between the Company and Michael R. Henson and form of
               Employment Agreement entered into on January 14, 1999
               between the Company and Michael R. Henson
10.27.1(11)**  Second Amendment to Employment Agreement dated December 10,
               1999 between the Company and Michael R. Henson and form of
               Employment Agreement entered into on January 14, 1999
               between the Company and Michael R. Henson
10.28+**       Employment Agreement entered into as of February 1, 1999 by and between the Company and Stephen R. Kroll
10.28.1(11)**  Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Stephen R. Kroll
10.29+**       Form of Employment Agreement dated February 1, 1999 by and between the Company and Jeffrey Thiel
10.29.1(11)**  Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Jeffrey Thiel
10.31++        Joint Venture Agreement dated June 15, 1999 between the
               Company and Globe Co., Ltd. The following exhibits to the
               Joint Venture Agreement have not been filed: Supply
               Agreement dated June 15, 1999 between the Company and
               Radiatec, Inc.; and, International Distributor Agreement
               dated June 15, 1999 between Radiatec, Inc., Globe Co., Ltd.,
               Cosmotec Co., Ltd. and the Company. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to
               the Commission upon request
10.32(11)**    Form of Employment Agreement dated October 7, 1999 by and
               between the Company and Edward Smith
10.33(11)**    Form of Employment Agreement dated January 14, 1999 by and between the Company and Brett Trauthen
10.33.1(11)**  Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Brett Trauthen
10.34(11)*     Facility Set-up and Contract Manufacturing Agreement dated
               July 28, 1999 between the Company and Bebig GmbH
10.34.1(12)    Amendment to the Facility Set-Up and Contract Manufacturing
               Agreement and the License Agreement dated July 17, 2000
               between the Company and Bebig GmbH
10.34.2        Amendment No. 2 to the Facility Set-Up and Contract
               Manufacturing Agreement and the License Agreement dated
               February 12, 2001 between the Company and Bebig GmbH
10.34.3        Amendment No. 3 to the Facility Set-Up and Contract
               Manufacturing Agreement and the License Agreement dated
               February 12, 2001 between the Company and Bebig GmbH
10.35(11)*     License Agreement dated July 28, 1999 between the Company
               and Bebig GmbH
10.36(13)**    Form of Employment Agreement dated August 21, 2000 by and
               between the Company and Joseph A. Bishop

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.37**        Form of Employment Agreement dated January 15, 2001 by and between the Company and Paul A. Molloy
21.1(11)       List of subsidiaries
23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants
23.2           Consent of Ernst & Young LLP, Independent Auditors
24.1+          Power of Attorney

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

 (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 19, 1997.

 (4) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

 (5) Previously filed as Exhibit 10 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission as of May 14, 1998.

 (6) Previously filed as Exhibit 10.24 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission as of August 11, 1998.

 (7) Previously filed as Exhibit 2.4 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

 (8) Previously filed as Exhibit 2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

 (9) Previously filed as Annex III to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(10) Previously filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(11) Previously filed as an exhibit to the Company's report on Form 10-K with the Securities and Exchange Commission on April 14, 2000.

(12) Previously filed as Exhibit 10.35 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on August 24, 2000.

(13) Previously filed as Exhibit 10.36 to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.