Form 10-Q
period 2001-03-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2001-05-02
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

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


            13900 Alton Parkway, Suite 122, Irvine, California 92618
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

On April 24, 2001, the Registrant had outstanding approximately 13,073,000 shares of Common Stock of $.001 par value, which is the Registrant's only class of Common Stock.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                   Form 10-Q

                                 March 31, 2001

                               TABLE OF CONTENTS



                                                                                      Page
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets at March 31, 2001 and
               December 31, 2000                                                       3

           Condensed consolidated statements of operations for the three
               months ended March 31, 2001 and 2000                                    4

            Condensed consolidated statements of cash flows for the three
               months ended March 31, 2001 and 2000                                    5

            Notes to condensed consolidated financial statements                       6

Item 2.    Management's discussion and analysis of financial condition
               and results of operations                                              12

Part II.   Other Information

Items 1 through 6.                                                                    21

Signatures                                                                            22

Exhibit Index                                                                         23

                         RADIANCE MEDICAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                                                  March 31,        December 31,
                                                                    2001               2000
                                                                -------------      -------------
                                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                     $       4,276      $       6,311
  Marketable securities available-for-sale                             13,872             15,162
  Trade accounts receivable, net                                          585                564
  Notes receivable from officers                                          140                 14
  Other receivables                                                     2,104              2,497
  Inventories                                                           1,037              1,085
  Other current assets                                                    166                239
                                                                -------------      -------------
      Total current assets                                             22,180             25,872
Property and equipment, net                                               831                743
Marketable securities available-for-sale                                9,825              8,884
Intangibles, net                                                        2,561              2,786
Note receivable from officer                                               --                126
Other assets                                                              217                 43
                                                                -------------      -------------
      Total Assets                                              $      35,614      $      38,454
                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $       2,889      $       2,589
  Deferred revenue                                                         81                 81
                                                                -------------      -------------
      Total current liabilities                                         2,970              2,670
Deferred revenue                                                          339                360
Minority interest                                                         160                184
                                                                -------------      -------------
      Total liabilities                                                 3,469              3,214
                                                                -------------      -------------

Commitments and contingencies  (Note 9)

Stockholders' equity:
  Convertible preferred stock, $.001 par value;
   5,000,000 shares authorized, no shares issued and
   outstanding                                                             --                 --
  Common stock, $.001 par value; 30,000,000 authorized,
   13,067,000 and 13,049,000 shares issued as of March 31,
   2001 and December 31, 2000, respectively                                13                 13
  Additional paid-in capital                                           81,004             80,886
  Deferred compensation                                                  (182)              (208)
  Accumulated deficit                                                 (49,031)           (45,796)
  Accumulated other comprehensive income                                  341                345
                                                                -------------      -------------
      Total stockholders' equity                                       32,145             35,240
                                                                -------------      -------------
      Total Liabilities and Stockholders' Equity                $      35,614      $      38,454
                                                                =============      =============


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)


                                            Three Months Ended March 31,
                                          ---------------------------------
                                               2001                2000
                                          -------------       -------------
Revenue:
  Sales                                   $         429       $         570
  License revenue                                 1,596               1,792
                                          -------------       -------------
Total revenue                                     2,025               2,362
  Cost of sales                                     307                 493
                                          -------------       -------------
Gross profit                                      1,718               1,869
                                          -------------       -------------
Operating expenses:
  Research, development and clinical              4,328               2,745
  Marketing and sales                               394                 323
  General and administrative                        737                 727
  Minority interest                                  (7)                 (1)
                                          -------------       -------------
Total operating expenses                          5,452               3,794
                                          -------------       -------------
Loss from operations                             (3,734)             (1,925)
                                          -------------       -------------

Other income (expense):
   Interest income                                  451                 293
   Gain on sale of assets                            23                 233
   Other income (expense)                            25                 (48)
                                          -------------       -------------
          Total other income                        499                 478
                                          -------------       -------------
Net loss                                  $      (3,235)      $      (1,447)
                                          =============       =============

Basic and diluted net loss per share      $       (0.25)      $       (0.13)
                                          =============       =============
Shares used in computing basic and
    diluted net loss per share                   13,061              11,279
                                          =============       =============

                         RADIANCE MEDICAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                              Three Months Ended March 31,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
Cash flows from operating activities:
   Net loss                                                  $     (3,235)      $     (1,447)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                   328                322
      Amortization of deferred compensation                            45                 46
      Provision for doubtful accounts                                 (62)                38
      Foreign currency exchange (gain) loss                           (35)                46
      Loss (gain) on sale of assets                                   (23)                28
      Minority interest in losses of Radiatec                          (7)                (1)
   Change in:
         Trade accounts receivable, net                                41                466
         Inventories                                                   48                 56
         Other receivables and other assets                           366             (1,273)
         Accounts payable and accrued expenses                        300               (422)
         Deferred revenue                                             (20)              (267)
                                                             ------------       ------------
              Net cash used in operating activities                (2,254)            (2,408)
                                                             ------------       ------------

Cash flows provided by investing activities:
   Purchases of available-for-sale securities                     (11,650)            (3,979)
   Sales of available-for-sale securities                          12,137              5,680
   Capital expenditures for property and equipment
     and other assets                                                (368)               (19)
                                                             ------------       ------------
              Net cash provided by investing activities               119              1,682
                                                             ------------       ------------

Cash flows provided by financing activities:
   Proceeds from sale of common stock                                 100                107
   Proceeds from exercise of common stock options                      --                282
                                                             ------------       ------------
              Net cash provided by financing activities               100                389
                                                             ------------       ------------

Net decrease in cash and cash equivalents                          (2,035)              (337)
Cash and cash equivalents, beginning of period                      6,311              2,051
                                                             ------------       ------------
Cash and cash equivalents, end of period                     $      4,276       $      1,714
                                                             ============       ============


Supplemental disclosure of non-cash operating activities:

In February 2001, the Company amended the Assets Sale and Purchase agreement and exchanged accounts receivable ($182) due from Escalon Medical Corporation for cash ($18), notes receivable ($64) and 50,000 shares of their common stock ($100 fair value).(Note 4)

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 March 31, 2001

1.  Basis of Presentation

Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to as "Radiance" or the "Company") was incorporated in March 1992 in the State of California and reincorporated in the State of Delaware in June 1993. The Company and its subsidiaries are developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries (the "RDX system"). The Company also manufactures, licenses and sells angioplasty catheters and stent products, including its Focus technology product line, on a limited basis, primarily through medical device distributors. The Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three-month period ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's common stock granted under the Company's stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.

3.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)


                                March 31, 2001      December 31, 2000
                                --------------      -----------------

        Raw materials              $     563            $     498
        Work-in-process                   99                  178
        Finished goods                   375                  409
                                   ---------            ---------
                                   $   1,037            $   1,085
                                   =========            =========

4.  Notes Receivable

In February 2001, the Company amended the assets sale and purchase agreement with Escalon Medical Corporation ("Escalon") regarding the payment of royalties. As payment for $182 in royalties due the Company in the first quarter of 2001, Escalon gave the Company 50,000 shares of Escalon common stock with a fair value of $100, a prime plus one percent interest bearing note receivable due in January 2002 for $65, and cash of $17. The shares of Escalon common stock are included as marketable securities available-for-sale on the condensed consolidated balance sheet.

Additionally, the Company received a prime plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the aforementioned agreement. Additional royalties, above the minimums, will only be paid, under the amended agreement, if related product sales exceed $3,000 annually. The Company will recognize interest income and license revenue under the $718 note receivable when collected.

5.  Deferred Revenue

Deferred Distributor Fees

In June 1999, the Company granted Cosmotec Co., Ltd. (Cosmotec) of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an up-front cash payment and is recognizing the revenue ratably over the seven-year term of the distribution agreement. During the first quarter of 2001 and 2000, the Company recognized $20 and $36, respectively, of the aforementioned revenue.

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

Deferred Gain on Sale of Assets

In August 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and had until December 2000 to exercise the option. The option premium was being recognized on a straight-line basis over the option term, resulting in a gain of $231 being recognized as other income in the first quarter of 2000. The option holder did not exercise the option prior to its expiration.

6.  License Revenue

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant Guidant the ability to manufacture and distribute stent delivery products using the Company's Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. The final milestone payments were received and recognized in 1999. During the first quarter of 2001 and 2000, the Company recorded $1,558 and $1,681, respectively, in license revenue due on licensed product sales by Guidant.

7. Comprehensive Loss

Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings, as "comprehensive income or loss." The Company's comprehensive loss included the following:



                                                                    Three Months Ended
                                                                    ------------------
                                                           March 31, 2001        March 31, 2000
                                                           --------------        --------------

Net loss                                                      $  (3,235)            $  (1,447)
Unrealized gain (loss) on
  available-for-sale securities                                      15                   (22)
Foreign currency translation
  adjustment                                                        (19)                   47
                                                              ---------             ---------
    Comprehensive loss                                        $  (3,239)            $  (1,422)
                                                              =========             =========

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

8. Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of the capital stock which it did not previously own of the (former) Radiance Medical Systems, Inc. ("RMS"). Under the merger agreement, in addition to the consideration paid at the time of the merger, RMS share and option holders could have received product development milestone payments of up to $2.00 for each share of preferred stock and up to $3.00 for each share of common stock. The first three milestones were not met. As a result, the total potential milestone payment, before adjustment for early or late achievement of the fourth and final milestone, is reduced to $0.46 for each share of preferred stock and $0.69 for each share of common stock. The milestone payment may be increased up to 30%, or reduced or eliminated if the milestone is reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. The fourth and final milestone payment due October 2001, if made, will be capitalized as an addition to the purchase price.

9. Commitments and Contingencies

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine Radiance's Focus balloon technology with an EndoSonics' ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company's favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company is entitled to recover its legal fees. Although Jomed-EndoSonics may appeal the judgment, the Company believes that this matter would not have a material adverse effect on its financial position, results of operations or cash flows.

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

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH ("Bebig") to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $732 during 2000 and will pay approximately $665 in 2001 of certain facility set-up fees. In February 2001, the Company agreed to second and third amendments of the manufacturing agreement. The second amendment calls for the expansion of the production capacity, and the Company will pay additional fees of approximately $635 in 2001, bringing the total fees for 2001 to approximately $1,300. In the first quarter of 2001, the Company paid $276 of the aforementioned fees and anticipates paying the remaining fees in the second and third quarters of 2001, following the achievement of manufacturing milestones by Bebig. The cost of the facility set up fees, equipment costs and other costs could increase materially from the aforementioned amounts as the design of the production processes and facilities evolves over the next two quarters. In addition, the Company will prepare manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system, estimated to cost $450, and Bebig will purchase the equipment from Radiance at cost.

The third amendment increases the amount the Company will pay Bebig for each unit produced and sets a minimum facility charge. The Company will also pay all material and third party costs associated with production validation and an agreed amount for each unit produced. For a nominal charge, the Company can renew the agreement for three successive, two-year terms.

In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement with Bebig for certain radiation technology that it believed may be useful in the development of its radiation therapy products. There is a minimum annual license fee of $200, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000, and royalty fees for any products sold worldwide that incorporate the licensed technology. In the quarter ended March 2001, the Company recorded $25 in license

                         RADIANCE MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

fee expense. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed as research and development costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and statements located elsewhere herein regarding Radiance's financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from Radiance's expectations ("Cautionary Statements") are disclosed in our 2000 Annual Report on Form 10-K, including, but not limited to, those discussed in "Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Prior to June 1998, we focused on manufacturing and selling a broad range of angioplasty catheters and stent products, including our Focus technology product line. As catheter and stent products became widely available and were subject to increasing price pressure, we shifted our focus to the research and development of radiation therapy devices to treat restenosis. Since June 1998, we have:

- licensed our proprietary Focus technology for balloon angioplasty to Guidant Corporation for use in Guidant's stent delivery systems;

- acquired the portion of our former Radiance Medical Systems subsidiary that we did not already own, which was researching and developing radiation therapy treatment devices to prevent blockages in arteries following interventional treatments;

-   sold our vascular access product line and related assets; and,

-   reduced our direct sales force.

We continue to sell our remaining stent and catheter products, including our Focus technology products, on a limited basis through medical device distributors.

We have completed a European clinical trial of the RDX system and are awaiting European regulatory approval to sell the product in Europe and other markets that accept said approval. We believe said regulatory approval will occur in 2001. In the first quarter of 2001, we began two U.S. clinical trials of the RDX system.

Development and Operations

We plan to continue to dedicate our corporate resources to:

-   completing clinical trials for the RDX system;

-   obtaining regulatory approvals for the RDX system; and

- continuing research and development related to devices for the delivery of radiation to treat restenosis.

Over the past few years, our source of revenues has shifted gradually from direct sales to royalties from licenses involving our products. We are a party to several agreements for the distribution of products incorporating our Focus technology and other existing products in the United States and 21 other countries, the most significant of which is our license agreement with Guidant Corporation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In June 1998, we entered into a technology license agreement with Guidant Corporation, granting Guidant rights, including exclusive rights in the United States, to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of the technological knowledge to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. Until we successfully develop and commercialize the RDX system, we anticipate that our revenues will continue to decline as sales of products incorporating our licensed technology decline and as our technology becomes obsolete. See Note 6 to the Condensed Consolidated Financial Statements.

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

cardiovascular disease, and to obtain outside sources of financing for such research and development. In January 1999, we paid approximately $6.9 million in stock and $692,000 in cash, and assumed $1.1 million in common stock options to acquire the portion of the former Radiance that we did not already own. In addition, the stockholders and optionholders of the former Radiance may still receive a product development milestone payment of up to $0.46 for each share of preferred stock and $0.69 for each share of common stock. The milestone payment may be increased up to 30%, or reduced or eliminated if the milestone is reached earlier or later, respectively, than the milestone target date. The first three milestones were not achieved. See Note 8 to the Condensed Consolidated Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2000 and 2001

        Sales. Sales decreased 25% to $0.4 million in the three months ended March 31, 2001 from $0.6 million in the three months ended March 31, 2000. The decrease resulted primarily from increasing competition and the sale of competing products by Guidant using our Focus technology. We anticipate that product sales revenue will be materially lower in the second quarter of 2001 compared with the same period of 2000 for the above-mentioned reasons.

        License Fee and Other. License revenue decreased 11% to $1.6 million in the three months ended March 31, 2001 from $1.8 million in the three months ended March 31, 2000. $1.6 million and $1.7 million in license revenue were recognized in the first quarter of 2001 and 2000, respectively, for royalties on product sales under the technology license agreement with Guidant. Management anticipates that license revenues could be lower in the second quarter of 2001 compared with the same period of 2000 as Guidant licensed products encounter increasing competition.

        Cost of Sales. The cost of sales decreased 38% to $0.3 million, or 72% of sales revenues, in the three months ended March 31, 2001 from $0.5 million, or 86% of sales revenues, in the three months ended March 31, 2000. The decrease in cost of sales, relative to sales revenues, is attributable primarily to higher manufacturing efficiency due to an increase in production for RDX system clinical trials.

        Research and Development. Research and development expenses, which include clinical expenses, increased 58% to $4.3 million in the three months ended March 31, 2001 from $2.7 million in the three months ended March 31, 2000. The increase in expenses during the quarter ended March 31, 2001 resulted primarily

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

from expenditures for U.S. clinical trials and the setup of our third party European manufacturing facility. The Company expects the overall expenditures to increase for the remainder of 2001, compared to the expenditures for the same periods of 2000, due to higher expenditures anticipated for clinical trials and the set-up of our third party European and a higher capacity, third party U.S. manufacturing facility.

        Marketing and Sales. Marketing and sales expenses increased 22% to $0.4 million in the three months ended March 31, 2001 from $0.3 million in the three months ended March 31, 2000 as we began to make expenditures relating to the product launch of the RDX system in Europe. Management anticipates that marketing and sales expenses will increase materially for the remainder of 2001, compared to expenses for the same periods of 2000, due to the preparation for and the launch of RDX system sales in Europe and other foreign markets.

        General and Administrative. General and administrative expenses totalled $0.7 million in the three months ended March 31, 2001 and 2000.

        Minority Interest. The minority interest relates to our partner's 49% ownership of the Japan distribution joint venture, Radiatec, described more fully in "Liquidity and Capital Resources." The venture began limited operations in the third quarter of 1999 to obtain Japanese regulatory approval and will begin marketing the RDX system in Japan once it receives regulatory approval.

        Other Income (Expense). Other income was $0.5 million in the three months ended March 31, 2001 and 2000. Interest income increased 54% to $0.5 million in the three months ended March 31, 2001 from $0.3 million in the three months ended March 31, 2000, primarily due to an increase in invested cash from the proceeds of our secondary offering in October 2000. Gain on sale of assets was $0.2 million in the three months ended March 31, 2000. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase certain equity investments held by us, which expired without exercise in December 2000. See Note 5 to the Condensed Consolidated Financial Statements.

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

In the third quarter of 1997, SCIMED Life Systems, Inc. exercised 120,000 common stock warrants, obtained from us through a 1995 stock purchase and technology license agreement, for $377,000. We also received $200,000 from the sale of our common stock to Cathex, Ltd. under a May 1997 agreement that gave Cathex exclusive product distribution rights of our existing products until January 1, 2001. The distribution agreement with Cathex was terminated in the fourth quarter of 2000.

In January 1999, we also sold substantially all of our vascular access product line and related assets to Escalon Medical Corporation for approximately $2.1 million.

In June 1999, we granted Cosmotec Co., Ltd of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment and began recognizing income ratably over the seven-year term of the agreement. As part of the transaction with Cosmotec, in August 1999, we acquired a 51% interest, for $233,000, in a joint venture, with an affiliate of Cosmotec. The joint venture, named Radiatec, was formed to gain regulatory approval of and provide distribution for the RDX system in Japan.

We borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt in June 2000 to reflect the fair value of the 5%, $1.0 million face amount convertible

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


debenture. On September 13, 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share.

In July 1999, we entered into a two-year contract manufacturing agreement with Bebig GmbH ("Bebig") to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $732 during 2000 and will pay approximately $665 in 2001 for facility set-up fees. In February 2001, we agreed to second and third amendments of the manufacturing agreement. The second amendment calls for expansion of the production capacity, which will result in our payment of additional fees of approximately $635 in 2001, bringing the total fees for 2001 to approximately $1.3 million. In the first quarter of 2001, we paid $276 of the aforementioned charges and anticipate paying the remaining fees in the second and third quarters of 2001, following the achievement of manufacturing milestones by Bebig. In addition, we will prepare manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system, estimated to cost $450, and Bebig will purchase the equipment at cost. The third amendment increases the amount we will pay Bebig for each unit produced and sets a minimum facility charge. We will also pay all material and third party costs associated with production validation and an agreed amount for each unit produced. The cost of the facility set up fees, equipment costs and other costs could increase materially from the aforementioned amounts as the design of the production processes and facilities evolves over the next two quarters. We have expensed all costs incurred by us with Bebig as research and development costs.

In conjunction with the contract manufacturing agreement, in July 1999, we entered into a three-year sub-license agreement to use Bebig's exclusive license of the Hehrlein patents for radiation technology that may be useful in the development of the RDX system. Beginning in July 2000, there is a minimum annual license fee of $200, subject to offset by certain amounts paid under the aforementioned manufacturing agreement and royalty fees for any products sold worldwide that incorporate the licensed technology. In the quarter ended March 2001, the Company recorded $25 in license fee expense. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates.

We believe that research and development expenses relating to the RDX system will increase, as will costs associated with commercialization of the RDX system if we successfully obtain regulatory approvals. We expect to begin sales of the RDX

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


system in Europe once we receive CE Mark approval, which we expect to receive in 2001. Beginning in the second half of 2001, we plan to initiate the development of a third party, U.S.-based RDX system manufacturing facility with higher capacity than our current third party facility.

In October 2000, we sold in a secondary offering 686,000 and 814,000 shares of our common stock held in treasury and newly issued, respectively. We received $13.0 million in net proceeds, after deducting underwriting discounts, commissions and other expenses.

Net cash used in operating activities decreased 6% to $2.3 million for the three months ended March 31, 2001 from $2.4 million for the three months ended March 31, 2000. The decrease in net cash used resulted primarily from the increase in royalty payments receivable for the first quarter of 2000, which Guidant makes in the quarter after it recognizes revenue related to the license of our Focus technology.

At March 31, 2001, we had cash, cash equivalents and marketable securities available for sale of $28.0 million. We expect to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses of the RDX system, and expect to utilize increased levels of working capital prior to achieving positive cash flow from operations. We anticipate that our existing capital resources will be sufficient to fund our operations through June 30, 2002. Our future capital requirements will depend on many factors, including:

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

Trade accounts receivable, net, were $0.6 million at March 31, 2001 and December 31, 2000.

Other receivables decreased 16% to $2.1 million at March 31, 2001 from $2.5 million at December 31, 2000. The decrease is attributable primarily to a decrease in the license revenue receivable from Escalon, as we began recording license revenue from them only as it is collected in 2001. See Note 4 to the Condensed Consolidated Financial Statements.

Accounts payable and accrued expenses increased 12% to $2.9 million at March 31, 2001 from $2.6 million at December 31, 2000, due primarily to higher accruals for research and development and clinical expenditures.

Deferred revenue decreased 6% to $0.3 million at March 31, 2001 from $0.4 million at December 31, 2000. The decrease was due continuing amortization of deferred distributor fees from Cosmotec. See Note 5 to the Condensed Consolidated Financial Statements.

                                    Part II.
                                OTHER INFORMATION

Items 1. Legal Proceedings

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine Radiance's Focus balloon technology with an EndoSonics' ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company's favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, which may be appealed by Jomed-EndoSonics, the Company is entitled to recover its legal fees.

Items 2,3, 4 and 5.   Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

        Exhibit 2.5.1*       Amendment and Supplement to Assets Sale and
                             Purchase Agreement and Release dated February 28,
                             2001 by and between the Company and Escalon Medical
                             Corp.
        Exhibit 10.27.2      Third Amendment to Employment Agreement dated December 22, 2000 between the Company and Michael R. Henson
        Exhibit 10.29.2      Second Amendment to Employment Agreement dated December 22, 2000 between the Company and Jeffrey Thiel
        Exhibit 10.34.2*     Amendment No. 2 to the Facility Set-UP and Contract Manufacturing
                             Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
        Exhibit 10.34.3*     Amendment No. 3 to the Facility Set-UP and Contract Manufacturing
                             Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
        Exhibit 10.37*       Form of Employment Agreement dated January 15, 2001 by and  between the Company and Paul A. Molloy


* Previously filed as an exhibit to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

(b)     No Reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                                       RADIANCE MEDICAL SYSTEMS, INC.


Date:   May 1, 2001                    /s/ Jeffrey H. Thiel
                                       -----------------------------------------
                                         Chief Executive Officer and Director
                                               (Principal Executive Officer)


Date:   May 1, 2001                    /s/ Stephen R. Kroll
                                       -----------------------------------------
                                         Vice President-Finance and Chief
                                              Financial Officer
                                         (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX


        Exhibit 2.5.1*       Amendment and Supplement to Assets Sale and
                             Purchase Agreement and Release dated February 28,
                             2001 by and between the Company and Escalon Medical
                             Corp.
        Exhibit 10.27.2      Third Amendment to Employment Agreement dated December 22, 2000 between the Company and Michael R. Henson
        Exhibit 10.29.2      Second Amendment to Employment Agreement dated December 22, 2000 between the Company and Jeffrey Thiel
        Exhibit 10.34.2*     Amendment No. 2 to the Facility Set-UP and Contract Manufacturing
                             Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
        Exhibit 10.34.3*     Amendment No. 3 to the Facility Set-UP and Contract Manufacturing
                             Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
        Exhibit 10.37*       Form of Employment Agreement dated January 15, 2001 by and  between the Company and Paul A. Molloy


* Previously filed as an exhibit to the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.
------------