Form 10-Q
period 2001-06-30
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2001-07-27
CIK 1013606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________________ to ___________________


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

                                 Yes  X   No
                                     ---

On July 25, 2001, the Registrant had outstanding approximately 13,073,000 shares of Common Stock of $.001 par value, which is the Registrant's only class of Common Stock.

                         RADIANCE MEDICAL SYSTEMS, INC.

                                    Form 10-Q

                                  June 30, 2001

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets at June 30, 2001 and
           December 31, 2000                                                 3

         Condensed consolidated statements of operations for the three
           and six months ended June 30, 2001 and 2000                       4

         Condensed consolidated statements of cash flows for the six
           months ended June 30, 2001 and 2000                               5

         Notes to condensed consolidated financial statements                6

Item 2.  Management's discussion and analysis of financial condition
           and results of operations                                        12

Part II. Other Information

Items 1 through 6.                                                          24

Signatures                                                                  25

Exhibit Index                                                               26

                         RADIANCE MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                June 30,    December 31,
                                                                  2001          2000
                                                              -----------   ------------
                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                     $  4,543      $  6,311
  Marketable securities available-for-sale                        13,251        15,162
  Trade accounts receivable, net                                     443           564
  Notes receivable from officers                                      --            14
  Other receivables                                                1,905         2,497
  Inventories                                                        912         1,085
  Other current assets                                               365           239
                                                                --------      --------
      Total current assets                                        21,419        25,872
Property and equipment, net                                          771           743
Marketable securities available-for-sale                           8,280         8,884
Intangibles, net                                                   2,336         2,786
Notes receivable from officers                                       143           126
Other assets                                                         217            43
                                                                --------      --------
      Total Assets                                              $ 33,166      $ 38,454
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $  3,595      $  2,589
  Deferred revenue                                                    81            81
                                                                --------      --------
      Total current liabilities                                    3,676         2,670
Deferred revenue                                                     319           360
Minority interest                                                    156           184
                                                                --------      --------
      Total liabilities                                            4,151         3,214
                                                                --------      --------

Commitments and contingencies  (Note 9)

Stockholders' equity:
  Convertible preferred stock, $.001 par value;
   5,000,000 shares authorized, no shares issued and
   outstanding                                                        --            --
  Common stock, $.001 par value; 30,000,000 authorized,
   13,073,000 and 13,049,000 shares issued and outstanding
    as of June 30, 2001 and December 31, 2000, respectively           13            13
  Additional paid-in capital                                      81,061        80,886
  Deferred compensation                                             (195)         (208)
  Accumulated deficit                                            (52,182)      (45,796)
  Accumulated other comprehensive income                             318           345
                                                                --------      --------
      Total stockholders' equity                                  29,015        35,240
                                                                --------      --------
      Total Liabilities and Stockholders' Equity                $ 33,166      $ 38,454
                                                                ========      ========


See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                         Three Months Ended         Six Months Ended
                                               June 30,                 June 30,
                                         ------------------      ----------------------
                                           2001       2000         2001          2000
                                         -------     -------     --------      --------
Revenue:
  Product                                $   336     $   623     $    765      $  1,193
  License revenue                          1,498       1,919        3,094         3,711
                                         -------     -------     --------      --------
Total revenue                              1,834       2,542        3,859         4,904
  Cost of product revenue                    346         366          653           859
                                         -------     -------     --------      --------
Gross profit                               1,488       2,176        3,206         4,045
                                         -------     -------     --------      --------
Operating expenses:
  Research, development and clinical       3,914       2,814        8,242         5,559
  Marketing and sales                        445         319          839           642
  General and administrative                 661         750        1,398         1,477
  Minority interest                           (6)         (8)         (13)           (9)
                                         -------     -------     --------      --------
Total operating expenses                   5,014       3,875       10,466         7,669
                                         -------     -------     --------      --------
Loss from operations                      (3,526)     (1,699)      (7,260)       (3,624)
                                         -------     -------     --------      --------

Other income (expense):
   Interest income                           356         294          807           587
   Gain on sale of assets                     43         234           66           467
   Other income (expense)                    (24)          0            1           (48)
                                         -------     -------     --------      --------
          Total other income                 375         528          874         1,006
                                         -------     -------     --------      --------
Net loss                                 $(3,151)    $(1,171)    $ (6,386)     $ (2,618)
                                         =======     =======     ========      ========

Basic and diluted net loss per share     $ (0.24)    $ (0.10)    $  (0.49)     $  (0.23)
                                         =======     =======     ========      ========
Shares used in computing basic and
    diluted net loss per share            13,072      11,352       13,066        11,316
                                         =======     =======     ========      ========

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------
Cash flows from operating activities:
   Net loss                                                 $ (6,386)     $ (2,618)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                              657           660
      Amortization of deferred compensation                       68            92
      Provision for doubtful accounts                            (92)           38
      Foreign currency exchange (gain) loss                      (30)           23
      Loss (gain) on sale of assets                              (66)           28
      Minority interest in losses of Radiatec                    (13)           (9)
      Change in:
         Trade accounts receivable                               214           442
         Inventories                                             173          (238)
         Other receivables and other assets                      463        (1,283)
         Accounts payable and accrued expenses                 1,006           251
         Deferred revenue                                        (40)         (507)
                                                            --------      --------
              Net cash used in operating activities           (4,046)       (3,121)
                                                            --------      --------

Cash flows provided by investing activities:
   Purchases of available-for-sale securities                (14,984)       (7,283)
   Sales of available-for-sale securities                     17,555        10,523
   Capital expenditures for property and equipment
     and other assets                                           (413)          (26)
                                                            --------      --------
              Net cash provided by investing activities        2,158         3,214
                                                            --------      --------

Cash flows provided by financing activities:
   Proceeds from issuance of convertible obligation               --         1,000
   Proceeds from sale of common stock                            100           107
   Proceeds from exercise of common stock options                 20           334
                                                            --------      --------
              Net cash provided by financing activities          120         1,441
                                                            --------      --------

Net increase (decrease) in cash and cash equivalents          (1,768)        1,534
Cash and cash equivalents, beginning of period                 6,311         2,051
                                                            --------      --------
Cash and cash equivalents, end of period                    $  4,543      $  3,585
                                                            ========      ========

Supplemental disclosure of non-cash operating activities:

In February 2001, the Company amended the Assets Sale and Purchase agreement and exchanged accounts receivable ($182) due from Escalon Medical Corporation for cash ($17), notes receivable ($65) and 50,000 shares of their common stock ($100 fair value) (Note 4).

See accompanying notes

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  June 30, 2001

1.  Basis of Presentation

Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to as "Radiance" or the "Company") was incorporated in March 1992 in the State of California and reincorporated in the State of Delaware in June 1993. The Company is developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. We incorporate our proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis(the "RDX system"). The Company also manufactures, licenses and sells angioplasty catheters and stent products, including its Focus technology product line, on a limited basis, primarily through medical device distributors. The Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three and six month periods ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's common stock granted under the Company's stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If they were included for the second quarter of 2001 and 2000, the number of shares used to compute net loss per share would have been increased by approximately 0.4 million shares and 1.0 million shares, respectively. However, for the second quarter of 2001 and 2000, options to purchase approximately 1.1 million shares and 0.0 million shares, respectively, would have still been excluded from the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares. If they were included for the first six months of 2001 and 2000, the number of shares used to compute net loss per share would have been increased by approximately 0.5 million shares and 1.0 million shares, respectively. However, for the first six months of 2001 and 2000, options to purchase approximately 0.5 million shares and 0.0 million shares, respectively, would have still been excluded from the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares.

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

3.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

                               June 30, 2001       December 31, 2000
                               --------------      -----------------

         Raw materials             $ 551                 $  498
         Work-in-process              33                    178
         Finished goods              328                    409
                                   -----                 ------
                                   $ 912                 $1,085
                                   =====                 ======

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

Additionally, the Company received a prime plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the aforementioned agreement. Additional royalties, above the minimums will only be paid under the amended agreement if related product sales exceed $3,000 annually. The Company will recognize interest income and license revenue under the $718 note receivable when collected. No revenue has been recognized through June 30, 2001 under this arrangement.

5.  Deferred Revenue

Deferred Distributor Fees

In June 1999, the Company granted Cosmotec Co., Ltd. ("Cosmotec") of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an up-front cash payment and is recognizing the revenue ratably over the seven-year term of the distribution agreement. During the second quarter and first six months of 2001, the Company recognized $20 and $41, respectively, of the aforementioned revenue, compared to $5 and $41, respectively, recognized during the same periods of 2000.

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)


Deferred Gain on Sale of Assets

In August 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and had until December 2000 to exercise the option. The option premium was being recognized on a straight-line basis over the option term, resulting in a gain of $231 and $462 being recognized as other income in the second quarter and first six months, respectively, of 2000. The option holder did not exercise the option prior to its expiration.

6.  License Revenue

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant Guidant the ability to manufacture and distribute stent delivery products using the Company's Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. The final milestone payments were received and recognized in 1999. During the second quarter and first six months of 2001, the Company recorded $1,479 and $3,037, respectively, in license revenue due on licensed product sales by Guidant, compared to $1,840 and $3,520, respectively, in the same periods of 2000.

7. Comprehensive Loss

The Company's comprehensive loss included the following:


                                       Three Months              Six Months
                                      Ended June 30,           Ended June 30,
                                  --------------------      --------------------
                                    2001         2000         2001         2000
                                  -------      -------      -------      -------
Net loss                          $(3,151)     $(1,171)     $(6,386)     $(2,618)
Unrealized loss on available-
  for-sale securities                 (26)         (29)         (11)         (51)
Foreign currency translation
  adjustment                            3          (16)         (16)          31
                                  -------      -------      -------      -------
Comprehensive loss                $(3,174)     $(1,216)     $(6,413)     $(2,638)
                                  =======      =======      =======      =======

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

8. Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) ("Radiance," or "the Company") acquired through a merger all of the capital stock which it did not previously own of the (former) Radiance Medical Systems, Inc. ("RMS"). Under the merger agreement, in addition to the consideration paid at the time of the merger, RMS share and option holders could have received product development milestone payments of up to $2.00 for each share of preferred stock and up to $3.00 for each share of common stock. The first three milestones were not met. As a result, the total potential milestone payment, before adjustment for early or late achievement of the fourth and final milestone, is reduced to $0.46 for each share of preferred stock and $0.69 for each share of common stock. The milestone payment may be increased up to 30%, or reduced or eliminated if the milestone is reached earlier or later, respectively, than the milestone target dates. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believes are critical to bringing the Company's technology to the marketplace. The fourth and final milestone is due October 2001, and if it is met, the payment will be capitalized as an addition to the purchase price.

9. Commitments and Contingencies

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine Radiance's Focus balloon technology with an EndoSonics' ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company's favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company is entitled to recover approximately $460 of its legal fees it had previously expensed. In May 2001, Jomed-EndoSonics appealed the judgment. A court date has not yet been set. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows. No amounts have been included in the financial statements as of June 30, 2001 for this potential legal fee recovery.

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

Radiance is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH ("Bebig") to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $732 during 2000 and will pay approximately $665 in 2001 of certain facility set-up fees. In February 2001, the Company agreed to second and third amendments of the manufacturing agreement. The second amendment calls for the expansion of the production capacity, and the Company will pay additional fees of approximately $635 in 2001, bringing the total fees for 2001 to approximately $1,300. In the first six months of 2001, the Company paid $653 of the aforementioned fees and anticipates paying the remaining fees in the third quarter of 2001, following the achievement of manufacturing milestones by Bebig. In addition, the Company completed the preparation of certain manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and it was purchased by Bebig for $450, which approximated Radiance's cost.

The third amendment increases the amount the Company will pay Bebig for each unit produced and sets a minimum facility charge. The Company will also pay all material and third party costs associated with production validation and an agreed amount for each unit produced. In May 2001, the Company agreed to a fourth amendment to the agreement under which Bebig will fulfill certain customer service functions for an annual fee of $95. For a nominal charge, the Company can renew the agreement for three successive, two-year terms.

In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement with Bebig for certain radiation technology that it believed might be useful in the development of its radiation therapy products. There is a minimum annual license fee of $200, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000,

                         RADIANCE MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Continued)

and royalty fees for any products sold worldwide that incorporate the licensed technology. In the second quarter and first six months of 2001, the Company recorded $50 and $75, respectively, in license fee expense. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed as research and development costs.

10. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 and
142. FAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. Both FAS No. 141 and 142 will be adopted by the Company on January 1, 2002. The Company is currently evaluating the impact of the adoption of FAS No. 141 and 142 to its consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements located elsewhere herein regarding Radiance's financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from Radiance's expectations ("Cautionary Statements") are disclosed in our 2000 Annual Report on Form 10-K, including, but not limited to, those discussed in "Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Thus far, we have developed an RDX system which is being or has been clinically tested for use in treating restenosis in coronary arteries, saphenous vein grafts, and peripheral arteries. Currently, clinical testing has only been completed and approval to sell the RDX system received in Europe for the treatment of coronary artery de novo lesions and in stent restenosis. Although future clinical trials may not demonstrate it, we designed the RDX system to provide safe and effective treatment for the prevention of restenosis without many of the disadvantages inherent in alternative radiation delivery systems. Our proprietary RDX system is the only device in clinical trials or being marketed that carries a radiation source on an inflatable balloon catheter. This patented technology allows the RDX system to deliver a therapeutic dose of radiation with up to 80% less total radiation activity than competing systems. As a result, the RDX system is easier to use, does not require supplemental capital equipment, and is readily disposable. In addition, we believe that the RDX system is suitable to treat arteries that are significantly larger or smaller than can be treated with alternative radiation delivery systems. This flexibility should allow the RDX to treat a larger number of patients than said alternative systems.

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

o    sold our vascular access product line and related assets; and,

o    reduced our direct sales force.

We continue to sell our remaining stent and catheter products, including our Focus technology products, on a limited basis through medical device distributors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At the end of June 2001, we received European regulatory approval to sell our RDX system in Europe, which also facilitates the sale of the RDX system in some other foreign markets, including Latin America and parts of Asia. In the first quarter of 2001, we began two U.S. clinical trials of the RDX system. One trial, BRITE II, is a randomized, pivotal trial to test the effectiveness of the RDX system for in stent restenosis, and the other trial, BRITE SVG, is a feasibility study for de novo and in stent restenosis in saphenous vein grafts. In the second quarter of 2001, we began an international feasibility clinical trial, RAPID, of the RDX system for treating restenosis in two main vessels in the leg, the femoral and popliteal arteries.

Development and Operations

We plan to continue to dedicate our corporate resources to:

o    completing clinical trials;

o    obtaining regulatory approvals for the RDX system; and

o continuing research and development related to devices for the delivery of radiation to treat restenosis and expand the application of the technology.

Over the past few years, our source of revenues has shifted gradually from direct sales to royalties from licenses involving our products. We are a party to several agreements for the distribution of products incorporating our Focus technology and other existing products in the United States and 18 other countries, the most significant of which is our license agreement with Guidant Corporation.

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

The payments under the Guidant license are the primary source of our existing revenues (See Note 6 to the Condensed Consolidated Financial Statements). We anticipate that our product revenues will continue to decline, until we successfully develop and commercialize the RDX system, as sales of products incorporating our licensed technology decline and as our Focus technology becomes obsolete.

We have experienced an operating loss for each of the last three years and expect to continue to incur operating losses through at least mid-year 2002. Our results of operations have varied significantly from quarter to quarter, and we expect that our

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

o the timing and amount of expenses associated with development of the RDX system and related manufacturing capability;

o    our ability to manufacture and distribute the RDX system successfully;

o    the progress and success of clinical trials and regulatory approvals;

o    new product introductions both in the United States and internationally;

o    varying product sales by our licensee;

o    variations in foreign exchange rates; and,

o    changes in third-party payors' reimbursement policies.

We do not operate with a significant backlog of customer orders, and therefore revenues in any quarter are significantly dependent on orders received during that quarter. In addition, we cannot predict ordering rates by distributors, some of whom place infrequent stocking orders. Our expenses are relatively fixed and difficult to adjust in response to fluctuating revenues.

Organizational History

We were formed in 1992, and our common stock began trading publicly in 1996. The current Radiance Medical Systems, Inc. resulted from our 1999 acquisition of the portion of our former Radiance Medical Systems subsidiary that we did not already own. We originally incorporated the former Radiance as a separate entity to focus on the research and development of radiation therapy for the treatment of cardiovascular disease, and to obtain outside sources of financing for such research and development. In January 1999, we paid approximately $6.9 million in stock and $692,000 in cash, and assumed $1.1 million in common stock options to acquire the portion of the former Radiance that we did not already own. In addition, the stockholders and optionholders of the former Radiance may still receive a product development milestone payment of up to $0.46 for each share of preferred stock and $0.69 for each share of common stock. The milestone payment may be increased up to 30%, or reduced or eliminated if the milestone is reached earlier or later, respectively, than the milestone target date. The first three milestones were not achieved and the fourth and final milestone is due in October 2001. See Note 8 to the Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Comparison of the Three Months Ended June 30, 2000 and 2001

     Product Sales. Product sales decreased 46% to $336,000 in the three months ended June 30, 2001 from $623,000 in the three months ended June 30, 2000. The decrease resulted primarily from increasing competition and the sale of competing products by Guidant using our Focus technology. We expect to begin limited sales of the RDX systems during the third quarter of 2001 in a limited launch to key customers in select countries. Due to the competitive pressures on our Focus technology products and limited launch planned for the RDX system in the third quarter of 2001, we anticipate that product sales revenue will be materially lower in the third quarter of 2001 compared with the same period of 2000. During the fourth quarter of 2001, we expect to initiate a full-scale product launch of the RDX system in European countries.

     License Fee. License revenue decreased 22% to $1.5 million in the three months ended June 30, 2001 from $1.9 million in the three months ended June 30, 2000. We recognized $1.5 million in license revenue in the second quarter of 2001 and $1.8 million in license revenue in the second quarter of 2000 for royalties on product sales under the technology license agreement with Guidant. Management anticipates that license revenues could be lower in the third quarter of 2001 compared with the same period of 2000 as Guidant licensed products encounter increasing competition.

     Cost of Product Sales. The cost of product sales decreased 5% to $346,000, or 103% of product sales revenues, in the three months ended June 30, 2001 from $366,000, or 59% of product sales revenues, in the three months ended June 30, 2000. The increase in cost of product sales, relative to product sales revenues, is attributable primarily to a $93,000 increase in inventory write-offs of slow moving and obsolete Focus technology inventory.

     We expect that cost of product sales will exceed sales during the third quarter of 2001 as both Focus technology and RDX manufacturing facilities will be at low volume production levels. Due to the uncertainty of market acceptance and our limited production experience with the RDX system, we cannot determine that we will be able to produce the RDX system in sufficient quantities or at a low enough cost to achieve a positive gross margin from our sales of the RDX system.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Research and Development. Research and development expenses, which include clinical expenses, increased 39% to $3.9 million in the three months ended June 30, 2001 from $2.8 million in the three months ended June 30, 2000. The increase in expenses during the quarter ended June 30, 2001 resulted primarily from expenditures for U.S. clinical trials and the continued set-up of our third party European manufacturing facility.

     We expect research and development expenses to increase for the remainder of 2001, compared to the expenditures for the same periods of 2000, due to expenditures anticipated for clinical trials and the set-up of a higher capacity, third party U.S. manufacturing facility.

     Marketing and Sales. Marketing and sales expenses increased 39% to $445,000 in the three months ended June 30, 2001 from $319,000 in the three months ended June 30, 2000 as we began to make expenditures relating to the product launch of the RDX system in Europe. Management anticipates that marketing and sales expenses will increase materially for the remainder of 2001, compared to expenses for the same periods of 2000, due to the preparation for and the launch of RDX system sales in Europe and other foreign markets.

     General and Administrative. General and administrative expenses decreased 12% to $661,000 in the three months ended June 30, 2001 from $750,000 in the three months ended June 30, 2000. The decrease was primarily attributable to lower legal expenses as a result of the judgment in the Jomed-Endosonics matter. See Note 9 to the Condensed Consolidated Financial Statements.

     Minority Interest. The minority interest relates to our partner's 49% ownership of the Japan distribution joint venture, Radiatec, described more fully in "Liquidity and Capital Resources." The venture began limited operations in the third quarter of 1999 to obtain Japanese regulatory approval and will begin marketing the RDX system in Japan once it receives regulatory approval.

     Other Income (Expense). Other income decreased 29% to $375,000 in the three months ended June 30, 2001 from $528,000 in the three months ended June 30, 2000. Interest income increased 21% to $356,000 in the three months ended June 30, 2001 from $294,000 in the three months ended June 30, 2000, primarily due to an increase in invested cash from the proceeds of our secondary offering in October 2000. Gain on sale of assets was $234,000 in the three months ended June 30, 2000. The primary source for the 2000 gain on sale of assets was the sale of an option to

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

purchase certain equity investments held by us, which expired without exercise in December 2000. See Note 5 to the Condensed Consolidated Financial Statements.

Comparison of the Six Months Ended June 30, 2000 and 2001

     Product Sales. Product sales decreased 36% to $765,000 in the six months ended June 30, 2001 from $1.2 million in the six months ended June 30, 2000. The decrease resulted primarily from increasing competition and the sale of competing products by Guidant using our Focus technology.

     License Fee. License revenue decreased 17% to $3.1 million in the six months ended June 30, 2001 from $3.7 million in the six months ended June 30, 2000. We recognized $3.0 million in license revenue in the first six months of 2001 and $3.5 million in license revenue in the first six months of 2000 for royalties on product sales under the technology license agreement with Guidant.

     Cost of Product Sales. The cost of product sales decreased 24% to $653,000, or 85% of product sales revenues, in the six months ended June 30, 2001 from $859,000, or 72% of product sales revenues, in the six months ended June 30, 2000. The increase in product cost of sales, relative to sales revenues, is attributable primarily to a $92,000 increase in inventory write-offs of slow moving and obsolete Focus technology inventory.

     Research and Development. Research and development expenses, which include clinical expenses, increased 48% to $8.2 million in the six months ended June 30, 2001 from $5.6 million in the six months ended June 30, 2000. The increase in expenses during the six months ended June 30, 2001 resulted primarily from expenditures for U.S. clinical trials and the continued set-up of our third-party European manufacturing facility.

     Marketing and Sales. Marketing and sales expenses increased 31% to $839,000 in the six months ended June 30, 2001 from $642,000 in the six months ended June 30, 2000 as we began to make expenditures relating to the product launch of the RDX system in Europe.

     General and Administrative. General and administrative expenses decreased 5% to $1.4 million in the six months ended June 30, 2001 from $1.5 million in the six months ended June 30, 2000. The decrease is primarily attributable to lower bad debt expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Minority Interest. See above discussion under "Results of Operations, Comparison of the Three Months Ended June 30, 2000 and 2001."

     Other Income (Expense). Other income decreased 13% to $874,000 in the six months ended June 30, 2001 from $1.0 million in the six months ended June 30, 2000. Interest income increased 37% to $807,000 in the six months ended June 30, 2001 from $587,000 in the six months ended June 30, 2000, primarily due to an increase in invested cash from the proceeds of our secondary offering in October 2000. Gain on sale of assets decreased 86% to $66,000 in the six months ended June 30, 2001 from $467,000 in the six months ended June 30, 2000. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase certain equity investments held by us, which expired without exercise in December 2000. See Note 5 to the Condensed Consolidated Financial Statements.

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

In June 1999, we granted Cosmotec Co., Ltd of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment and began recognizing income ratably over the seven-year term of the agreement. As part of the transaction with Cosmotec, in August 1999, we acquired a 51% interest, for $233,000 in a joint venture with an affiliate of Cosmotec. The joint venture, named Radiatec, was formed to gain regulatory approval of and provide distribution for the RDX system in Japan.

We borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt in June 2000 to reflect the fair value of the 5%, $1.0 million face amount convertible debenture. On September 13, 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share.

In July 1999, we entered into a two-year contract manufacturing agreement with Bebig GmbH ("Bebig") to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $732,000 during 2000 and will pay approximately $665,000 in 2001 for certain facility set-up fees. In February 2001, we agreed to second and third amendments of the manufacturing agreement. The second amendment calls for the expansion of the production capacity, which will result in our payment of additional fees of approximately $635,000 in 2001, bringing the total fees for 2001 to approximately $1.3 million. In the first six months of 2001, we paid $653,000 of the aforementioned fees and anticipate paying the remaining fees in the third quarter of 2001, following the achievement of manufacturing milestones by Bebig. In addition, we completed the preparation of manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and it was purchased by Bebig for $450,000, which approximated our cost.

The third amendment increases the amount we will pay Bebig for each unit produced and sets a minimum facility charge. We will also pay all material and third party costs associated with production validation and an agreed amount for each unit produced. The cost of the facility set up fees, equipment costs and other costs could increase materially from the aforementioned amounts as the design of the production processes and facilities evolves over the next two quarters. In May 2001 we agreed to a fourth amendment to the agreement under which Bebig will

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

fulfill certain customer service functions for an annual fee of $95,000. For a nominal charge, we can renew the agreement for three successive, two-year terms.

In conjunction with the contract manufacturing agreement, we entered into a three year sub-license agreement with Bebig for radiation technology that we believed may be useful in the development of the RDX system. Beginning in July 2000, there is a minimum annual license fee of $200,000, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, and royalty fees for any products sold worldwide that incorporate the licensed technology. In the second quarter of 2001 ,we recorded $50,000 in license fee expense; and, in first six months of 2001, we recorded $75,000 in license fee expense. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license is subject to renewal, without cost, until the underlying patents' expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed as research and development costs.

We believe that research and development expenses relating to the RDX system will increase, as will costs associated with commercialization of the RDX system as we obtain regulatory approvals. Beginning in the second half of 2001, we plan to initiate the development of a third party, U.S.-based RDX system manufacturing facility with higher capacity than our current third party facility.

Because of the uncertainty of market acceptance of the RDX system and of our ability to manage the many logistical, manufacturing and delivery issues commonly associated with new product production and sales and those unique to sales of radioactive medical devices, we cannot provide any assurance that we will ever achieve significant revenues from its sales. If we have RDX product failures, including radiation leaks, because of our limited product offerings, sales will be adversely affected and we could be forced to discontinue product sales for an indeterminate period of time.

Key components, including isotopes and catheter materials, and processes for the manufacture of the RDX system are produced and provided, respectively, by single sources due to the technology, availability, price, quantity and other considerations.

In the event of a disruption or delay in supply of these components or processes, RDX sales, which will begin in the third quarter of 2001, and clinical trials could be adversely affected. To mitigate these risks, the company attempts to secure long-term contracts and commitments from the sources and to locate other sources for

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

them. However, because of the aforementioned device-related factors, we may have to rely on limited sources for the foreseeable future.

In October 2000, we sold in a secondary offering 686,000 and 814,000 shares of our common stock held in treasury and newly issued, respectively. We received $13.0 million in net proceeds, after deducting underwriting discounts, commissions and other expenses.

Net cash used in operating activities increased 30% to $4.0 million for the six months ended June 30, 2001 from $3.1 million for the six months ended June 30, 2000. The increase in net cash used resulted primarily from the increase in clinical and research and development expenditures.

At June 30, 2001, we had cash, cash equivalents and marketable securities available for sale of $26.1 million. We expect to incur substantial costs related to, among other things, clinical testing, product development, marketing and sales expenses of the RDX system, and expect to utilize increased levels of working capital prior to achieving positive cash flow from operations. We anticipate that our existing capital resources will be sufficient to fund our operations through June 30, 2002. However, our future capital requirements will depend on many factors, including:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Trade accounts receivable, net, decreased 21% to $443,000 at June 30, 2001 from $564,000 at December 31, 2000. The decrease was attributable primarily to a decrease in product sales for the period.

Other receivables decreased 24% to $1.9 million at June 30, 2001 from $2.5 million at December 31, 2000. The decrease is attributable primarily to the $346,000 reimbursement of a portion of the secondary stock offering costs by Endosonics Corporation and a $207,000 decrease in the license revenue receivable from Guidant Corporation. See Note 6 to the Condensed Consolidated Financial Statements.

Accounts payable and accrued expenses increased 39% to $3.6 million at June 30, 2001 from $2.6 million at December 31, 2000, due primarily to higher accruals for research and development and clinical expenditures.

Deferred revenue decreased 9% to $400,000 at June 30, 2001 from $441,000 at December 31, 2000. The decrease was due to continuing amortization of deferred distributor fees from Cosmotec. See Note 5 to the Condensed Consolidated Financial Statements.

                                    Part II.

                                OTHER INFORMATION

Items 1, 2, 3 and 5. NOT APPLICABLE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's Annual Meeting of Stockholders was held on June 5, 2001. The following was taken at this meeting:

                                Abstentions
                                And Broker -        Affirmative        Negative           Votes
                                 Non Votes             Votes             Votes          Withheld
                                ------------        -----------        --------         ---------
a. Election of Directors:
     William G. Davis               -0-              11,131,819           -0-             400,165
     Michael R. Henson              -0-              11,131,469           -0-             400,515
     Jeffrey H. Thiel               -0-              10,215,659           -0-           1,316,325

b. Ratification of
   PricewaterhouseCoopers LLP
   as independent accountants
   for the fiscal year ending
   December 31, 2001.             15,460             11,505,744         10,780              -0-

The terms of directors Maurice Buchbinder, M.D., Jeffrey F. O'Donnell, Gerard von Hoffmann, Franklin D. Brown, and Edward M. Leonard continued after the meeting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

Exhibit 10.34.4 Amendment No. 4 to Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated May 2, 2001 between the Company and Bebig GmbH

(b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                                              RADIANCE MEDICAL SYSTEMS, INC.


Date: July 27, 2001                           /s/ Jeffrey H. Thiel
                                              ----------------------------------
                                                  Chief Executive Officer and
                                                  Director (Principal Executive
                                                  Officer)


Date: July 27, 2001                           /s/ Stephen R. Kroll
                                              ----------------------------------
                                                  Vice President-Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

Exhibit 10.34.4 Amendment No. 4 to Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated May 2, 2001 between the Company and Bebig GmbH