Form 10-Q
period 2001-09-30
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2001-11-13
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______

Commission file number 0-28440

RADIANCE MEDICAL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0328265 (I.R.S.Employer Identification Number)

13900 Alton Parkway, Suite 122, Irvine, California 92618
(Address of principal executive offices)

Registrant’s telephone number, including area code (949) 457-9546

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

On November 1, 2001, the Registrant had outstanding approximately 13,111,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

RADIANCE MEDICAL SYSTEMS, INC.

Form 10-Q

September 30, 2001

		Page

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed consolidated balance sheets at September 30, 2001 and December 31, 2000	3

	Condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000	5

	Notes to condensed consolidated financial statements	6

Item 2.	Management’s discussion and analysis of financial condition and results of operations	14

Part II.	Other Information

Items 1 through 6.		27

Signatures		28

RADIANCE MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,868	$6,311
Marketable securities available-for-sale	14,440	15,162
Trade accounts receivable, net	366	564
Notes receivable from officers	—	14
Other receivables	2,027	2,497
Inventories	82	1,085
Other current assets	217	239

Total current assets	19,000	25,872
Property and equipment, net	106	743
Marketable securities available-for-sale	6,743	8,884
Intangibles, net	—	2,786
Notes receivable from officers	145	126
Other assets	215	43

Total Assets	$26,209	$38,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,053	$2,589
Deferred revenue	81	81

Total current liabilities	4,134	2,670
Deferred revenue	299	360
Minority interest	112	184

Total liabilities	4,545	3,214

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 30,000,000 authorized, 13,106,000 and 13,049,000 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	13	13
Additional paid-in capital	81,177	80,886
Deferred compensation	(145)	(208)
Accumulated deficit	(59,869)	(45,796)
Accumulated other comprehensive income	488	345

Total stockholders’ equity	21,664	35,240

Total Liabilities and Stockholders’ Equity	$26,209	$38,454

See accompanying notes

RADIANCE MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenue:
Product sales	$225	$537	$990	$1,730
License revenue	1,559	1,339	4,653	5,050

Total revenues	1,784	1,876	5,643	6,780

Cost of product sales	346	518	999	1,377
Cost of sales from restructuring	601	—	601	—

Total cost of revenue	947	518	1,600	1,377

Gross profit	837	1,358	4,043	5,403
Operating expenses:
Research, development and clinical	3,960	2,896	12,202	8,455
Marketing and sales	360	222	1,199	864
General and administrative	352	727	1,750	2,204
Restructuring charges	4,256	—	4,256	—
Minority interest	(51)	(8)	(64)	(17)

Total operating expenses	8,877	3,837	19,343	11,506

Loss from operations	(8,040)	(2,479)	(15,300)	(6,103)
Other income (expense):
Interest income	342	300	1,149	887
Gain on sale of assets	11	226	77	693
Other income (expense)	—	27	1	(21)

Total other income	353	553	1,227	1,559

Net loss	($7,687)	($1,926)	($14,073)	($4,544)

Basic and diluted net loss per share	($0.59)	($0.17)	($1.08)	($0.40)

Shares used in computing basic and diluted net loss per share	13,094	11,406	13,076	11,346

See accompanying notes

RADIANCE MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss	($14,073)	($4,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring charges	4,857	—
Depreciation and amortization	985	961
Amortization of deferred compensation	119	138
Provision for doubtful accounts	(33)	25
Foreign currency exchange (gain) loss	(21)	30
Loss (gain) on sale of assets	(77)	28
Minority interest in losses of Radiatec	(64)	(17)
Change in:
Trade accounts receivable	230	402
Inventories	397	(253)
Other receivables and other assets	281	(896)
Accounts payable and accrued expenses	60	268
Deferred revenue	(60)	(759)

Net cash used in operating activities	(7,399)	(4,617)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(17,157)	(10,853)
Sales of available-for-sale securities	20,253	13,565
Capital expenditures for property and equipment	(376)	(58)

Net cash provided by investing activities	2,720	2,654

Cash flows provided by financing activities:
Proceeds from issuance of convertible debenture	—	1,000
Proceeds from sale of common stock	216	228
Proceeds from exercise of common stock options	20	433
Issuance costs of common stock	—	(388)

Net cash provided by financing activities	236	1,273

Net decrease in cash and cash equivalents	(4,443)	(690)
Cash and cash equivalents, beginning of period	6,311	2,051

Cash and cash equivalents, end of period	$1,868	$1,361

Supplemental disclosure of non-cash operating activities:
Conversion of convertible debenture to common stock		$1,375

In February 2001, the Company amended the Assets Sale and Purchase agreement and exchanged accounts receivable ($182) due from Escalon Medical Corporation for cash ($17), notes receivable ($65) and 50,000 shares of their common stock ($100 fair value)(Note 4).

See accompanying notes

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
September 30, 2001

1. Basis of Presentation

Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to as “Radiance” or the “Company”) was incorporated in March 1992 in the State of California and reincorporated in the State of Delaware in June 1993. Prior to the restructuring in September 2001 (Note 11), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company incorporated its proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis (the “RDX system”). The Company also manufactured, licensed and sold angioplasty catheters and stent products, including its Focus technology product line, on a limited basis, primarily through medical device distributors. The Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three and nine month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If stock options with an exercise price in excess of the average common stock price were included for the third quarter of 2001 and 2000, the number of shares used to compute net loss per share would have been increased by approximately 0.2 million shares and 1.3 million shares, respectively. In addition, for the third quarter of 2001 and 2000, options to purchase approximately 2.1 million shares and 0.1 million shares, respectively, were excluded from the

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares. If stock options with an exercise price in excess of the average common stock price were included for the first nine months of 2001 and 2000, the number of shares used to compute net loss per share would have been increased by approximately 0.4 million shares and 1.1 million shares, respectively. In addition, for the first nine months of 2001 and 2000, options to purchase approximately 1.1 million shares and 0.1 million shares, respectively, were excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares.

3. Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	September 30, 2001	December 31, 2000

Raw materials	$6	$498
Work-in-process	—	178
Finished goods	76	409

	$82	$1,085

In September 2001 in connection with the Company’s restructuring plan (Note 11), the Company recorded a $601 write-down of inventory due to the decision to discontinue Focus technology product sales.

4. Notes Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As payment for $182 in royalties due the Company in the first quarter of 2001, Escalon gave the Company 50,000 shares of Escalon common stock with a fair value of $100, a prime plus one percent interest bearing note receivable due in January 2002 for $65, and cash of $17. The shares of Escalon common stock are included as marketable securities available-for-sale on the condensed consolidated balance sheet.

Additionally, the Company received a prime plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the aforementioned agreement. Additional royalties, above the minimums will only be paid under the amended agreement if related

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

product sales exceed $3,000 annually. The Company will recognize interest income and license revenue under the $718 note receivable when collected. As a result, the note receivable is not included in the condensed consolidated balance sheet. Interest income was first recognized in third quarter 2001 for $33.

5. Deferred Revenue

Deferred Distributor Fees

     In June 1999, the Company granted Cosmotec Co., Ltd. (“Cosmotec”) of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as an up-front cash payment, which was reduced by the $377 fair value of the convertible debenture issued to Cosmotec, and is recognizing the net deferred revenue ratably over the seven-year term of the distribution agreement. In conjunction with the distribution agreement, the Company is obligated to manage the animal and human clinical trials required to obtain approval from Japanese regulatory authorities to market the RDX system in Japan. During the third quarter and first nine months of 2001 and 2000, the Company recognized $20 and $60, respectively, in revenue.

Deferred Gain on Sale of Assets

     In August 1999, the Company sold an option to purchase an investment held by the Company. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and had until December 2000 to exercise the option. The option premium was being recognized on a straight-line basis over the option term, resulting in a gain of $231 and $693 being recognized as other income in the third quarter and first nine months, respectively, of 2000. The option holder did not exercise the option prior to its expiration. As of December 31, 2000 and September 30, 2001, there is no deferred revenue outstanding.

6. License Revenue

     In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, to grant Guidant the ability to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. The final milestone payments were received and recognized in 1999. During the third quarter and first nine months of 2001, the Company recorded $1,538

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

and $4,575, respectively, in license revenue due on product sales by Guidant, compared to $1,244 and $4,785, respectively, in the same periods of 2000.

7. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net loss	$(7,687)	$(1,926)	$(14,073)	$(4,544)
Unrealized gain (loss) on available-for-sale securities	166	32	155	(19)
Foreign currency translation adjustment	3	9	(13)	40

Comprehensive loss	$(7,518)	$(1,885)	$(13,931)	$(4,523)

8. Acquisition of RMS

In January 1999, Cardiovascular Dynamics, Inc. (now named Radiance Medical Systems, Inc.) (“Radiance,” or “the Company”) acquired through a merger all of the capital stock which it did not previously own of the (former) Radiance Medical Systems, Inc. (“RMS”). Under the merger agreement, in addition to the consideration paid at the time of the merger, RMS share and option holders could have received product development milestone payments of up to $2.00 for each share of preferred stock and up to $3.00 for each share of common stock. The first three milestones were not achieved and the fourth and final milestone, which was due on October 31, 2001, was not met on the due date. However, a portion of the milestone payment can be earned if the fourth milestone is met within 120 days of October 31, 2001. The total potential milestone payment, before adjustment for late achievement of the fourth milestone, is $0.46 for each share of preferred stock and $0.69 for each share of common stock. The milestones represent important steps in the United States Food and Drug Administration and European approval process that the Company believed were critical to bringing the Company’s technology to the marketplace. If some payment associated with the fourth milestone is paid, the payment will be expensed (Note 11).

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

9. Commitments and Contingencies

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine Radiance’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company is entitled to recover approximately $460 of its legal fees it had previously expensed. In May 2001, Jomed-EndoSonics appealed the judgment. A court date has not yet been set. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows. No amounts have been included in the financial statements as of September 30, 2001 for this potential legal fee recovery.

Radiance is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $732 during 2000 and will pay a total of approximately $614 in 2001 for facility set-up fees. In February 2001, the Company agreed to second and third amendments of the manufacturing agreement. The second amendment calls for the expansion of the production capacity, which has resulted in the Company paying additional fees of approximately $635 in 2001, bringing the total fees for 2001 to approximately $1,249. In the first nine months of 2001, the Company paid $942 of the aforementioned fees and anticipates paying the remaining fees in the fourth quarter of 2001. In addition, the Company completed the preparation of certain manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and Bebig purchased the equipment for $450, which approximated Radiance’s cost.

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

The third amendment, which has a one-year term, increases the amount the Company will pay Bebig for each unit produced and sets a minimum facility charge. The Company will also pay all material and third party costs associated with production validation and an agreed amount for each unit produced. In May 2001, the Company agreed to a fourth amendment, which has a one-year term, under which Bebig will fulfill certain customer service functions for an annual fee of $95.

In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement with Bebig for certain radiation technology that it believed might be useful in the development of its radiation therapy products. There is a minimum annual license fee of $200, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, beginning in July 2000, and royalty fees for any products sold worldwide that incorporate the licensed technology. In the third quarter and first nine months of 2001, the Company recorded $50 and $125 respectively, in license fee expense. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license is subject to renewal, without cost, until the underlying patents’ expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed as research and development costs.

In September 2001, the Company implemented a restructuring plan that included the discontinuance of European manufacturing (Note 11). As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig (including the remaining minimum sub-license fee), totaling $344, was included as a component of the restructuring charge and will be paid in the fourth quarter of 2001.

10. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141 and 142. FAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. Both FAS No. 141 and 142 will be adopted by the Company on

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

January 1, 2002. The Company is currently evaluating the impact of the adoption of FAS No. 141 and 142 to its consolidated financial statements.

In August 2001, the FASB issued FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and will be adopted by the Company on January 1, 2002. The Company is currently evaluating the impact of the adoption of FAS No. 144 on its consolidated financial statements.

11. Restructuring Charges

In September 2001, the first feasibility clinical study data was published by three companies for a competing technology to the RDX system, drug-coated stents. While the Company’s RDX system limits restenosis by sealing the wounds resulting from angioplasty procedures, drug-coated stents have drugs that inhibit cell proliferation to try to limit restenosis. All three companies reported restenosis rates near or at zero percent. Unless the clinical study data from the pivotal, larger studies planned or in progress by the aforementioned companies shows restenosis rates higher, on average, than that for the RDX system, the market for the RDX system will likely be very limited.

Considering the possible effect of drug-coated stents on the market for brachytherapy, in order to conserve cash prior to the RDX coronary PMA filing, which is expected in 2002, and to position the Company to take advantage of strategic alternatives, the Company decided in September 2001 to restructure its operations. The restructuring plan was comprised of the following: a) discontinuance of marketing and manufacturing of the RDX system in Europe and certain other international markets in the third quarter of 2001, b) discontinuance of marketing and manufacturing of products using the Company’s Focus technology subject to the fulfillment of outstanding orders, which are expected to be completed in the fourth quarter of 2001, c) the planned cessation of clinical trials for the RDX system in Japan, and d) the involuntary termination of 55 employees, which is expected to be completed in the first quarter of 2002. As a result of the restructuring plan, the Company recorded a $344 charge, comprised of

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

manufacturing facility set up and sub-license fees, for non-cancelable commitments under the agreements with Bebig, $601 for the write-off of inventory that will not be used to fulfill the outstanding Focus technology product orders, and $1,060 for employee termination benefits in the third quarter of 2001.

In addition, the Company concluded that certain equipment and intangible assets, previously acquired in fiscal 1999 related to the RDX technology, were impaired resulting in a charge of $699 and $2,111, respectively. The Company estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from the assets to their carrying value.

The Company is also evaluating which of its facilities will be vacated in the fourth quarter of 2001, at which time the Company expects to record an additional charge.

The following is a summary of the restructuring activities in the quarter ended September 30, 2001:

				Liability
				Balance
		Cash	Non-Cash	September
	Charges	Payments	Charges	30, 2001

Employee termination benefits	$1,060	$—	$—	$1,060
Property and equipment	699	—	699	-
Intangible assets	2,111	—	2,111	-
Non-cancelable commitments	344	—	—	344
Other charges	42	—	42	-

	$4,256	$—	$2,852	$1,404

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding Radiance’s financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from Radiance’s expectations (“Cautionary Statements”) are disclosed in our 2000 Annual Report on Form 10-K, including, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Our Business

We have been developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting and other interventional treatments of blockages in coronary and peripheral arteries. We incorporate our proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis. Restenosis is the recurrence of a blockage following interventional therapy. The application of beta radiation inside the artery at the site of a blockage has proven clinically effective in inhibiting cell proliferation, a cause of restenosis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company Restructuring

In September 2001, three companies published the first feasibility clinical study data for a competing technology to our RDX system, drug-coated stents. While our RDX system limits restenosis by sealing the wounds resulting from angioplasty procedures, drug-coated stents have drugs that inhibit cell proliferation to try to limit restenosis. Though drug-coated stent feasibility trials were on a relatively small cohort of patients, and we believe that the patients selected may not be representative of the general population of patients, all three companies reported restenosis rates near or at zero percent. Unless the clinical study data from the pivotal, larger studies planned or in progress by the aforementioned companies shows restenosis rates higher, on average, than that for our RDX system, the market for the RDX catheter likely will be very limited.

Considering the possible effect of drug-coated stents on the market for brachytherapy, in order to conserve cash prior to the RDX coronary PMA filing, which is expected in 2002, and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. The restructuring plan was comprised of the following:

•	discontinuance of marketing and manufacturing of the RDX system in Europe and certain other international markets in the third quarter of 2001,

•	discontinuance of marketing and manufacturing of products using the our Focus technology subject to the fulfillment of outstanding orders, which are expected to be completed in the fourth quarter of 2001,

•	the planned cessation of clinical trials for the RDX system in Japan, and

•	the involuntary termination of 55 employees, which is expected to be completed in the first quarter of 2002.

As a result of the restructuring plan, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees, for non-cancelable commitments under the agreements with Bebig, $601,000 for the write-off of inventory that will not be used to fulfill the outstanding focus technology product orders, and $1.1 million for employee involuntary termination benefits in the third quarter of 2001.

In addition, we concluded that certain equipment was impaired resulting in a charge of $699,000. We also concluded that intangible assets, previously acquired in fiscal 1999 related to the RDX technology, were impaired resulting in a charge of $2.1 million. We estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from the assets to their carrying value.

We are also evaluating which of our facilities to vacate in the fourth quarter of 2001, at which time we expect to record an additional charge.

Following the restructuring, the remaining workforce of about ten people is assigned to complete the BRITE II pivotal clinical trial, and the Brite SVG and RAPID feasibility clinical trials, as well as to identify strategic partners and promising technology. Once the BRITE II clinical trial is complete and pivotal clinical trial data on drug-coated stents is available, we will decide whether to file for PMA for the RDX system.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Development and Operations

We have developed an RDX system which is being or has been clinically tested for use in treating restenosis in coronary arteries, saphenous vein grafts, and peripheral arteries. Specifically, we completed clinical testing in Europe and have received regulatory approval to sell the RDX system in Europe for the treatment of coronary artery de novo lesions and in stent restenosis in June 2001. We are currently conducting coronary artery, saphenous vein graft and peripheral clinical trials in the U.S.. Following the decision to restructure, we discontinued European RDX marketing. We designed the RDX system to provide safe and effective treatment for the prevention of restenosis without many of the disadvantages inherent in alternative radiation delivery systems. Our proprietary RDX system is the only device in clinical trials or being marketed that carries a radiation source on an inflatable balloon catheter. This patented technology allows the RDX system to deliver a therapeutic dose of radiation with up to 80% less total radiation activity than competing systems. As a result, the RDX system is easier to use, does not require supplemental capital equipment, and is readily disposable. In addition, we believe that the RDX system is suitable to treat arteries that are significantly larger or smaller than can be treated with alternative radiation delivery systems. This flexibility should allow the RDX to treat a larger number of patients than said alternative radiation-based systems.

Prior to June 1998, we focused on manufacturing and selling a broad range of angioplasty catheters and stent products, including our Focus technology product line. As catheter and stent products became widely available and were subject to increasing price pressure, we shifted our focus to the research and development of radiation therapy devices to treat restenosis. Since June 1998, we have:

•	licensed our proprietary Focus technology for balloon angioplasty to Guidant Corporation for use in Guidant’s stent delivery systems;

•	acquired the portion of our former Radiance Medical Systems subsidiary that we did not already own, which was researching and developing radiation therapy treatment devices to prevent blockages in arteries following interventional treatments;

•	sold our vascular access product line and related assets; and,

•	reduced our direct sales force.

In the first quarter of 2001, we began two U.S. clinical trials of the RDX system. One trial, BRITE II, is a randomized, pivotal trial to test the effectiveness of the RDX system for in stent restenosis, and the other trial, BRITE SVG, is a feasibility study

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for de novo and in stent restenosis in saphenous vein grafts. In the second quarter of 2001, we began an international feasibility clinical trial, RAPID, of the RDX system for treating restenosis in two main vessels in the leg, the femoral and popliteal arteries. As of September 30, 2001, we had enrolled 365, 49 and 11 patients in the BRITE II, BRITE SVG and RAPID trials, respectively. We anticipate enrolling a total of about 440, 49 and 20 patients in the BRITE II, BRITE SVG and RAPID trials, respectively. We expect that enrollment in these studies will be completed in the fourth quarter of 2001.

Over the past few years, our source of revenues has shifted gradually from direct sales to royalties from licenses involving our products. In June 1998, we entered into a technology license agreement with Guidant Corporation, granting Guidant rights, including exclusive rights in the United States, to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of the technological knowledge to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues (Note 6 to the Condensed Consolidated Financial Statements).

We have experienced an operating loss for each of the last three years and expect to continue to incur operating losses through at least 2002. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

•	the timing and amount of expenses associated with clinical testing and development of the RDX system;

•	the progress and success of clinical trials and regulatory approvals;

•	varying product sales by our licensee; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

We intend to discontinue the sale of Focus technology products in the fourth quarter of 2001. Therefore, revenues in the future are almost entirely dependent on license fees from our Focus technology license agreement with Guidant. As work is completed on our clinical studies in the next twelve months, our expenses will be significantly reduced, but they will remain relatively fixed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Organizational History

We were formed in 1992, and our common stock began trading publicly in 1996. The current Radiance Medical Systems, Inc. resulted from our 1999 acquisition of the portion of our former Radiance Medical Systems subsidiary that we did not already own. We originally incorporated the former Radiance as a separate entity to focus on the research and development of radiation therapy for the treatment of cardiovascular disease, and to obtain outside sources of financing for such research and development. In January 1999, we paid approximately $6.9 million in stock and $692,000 in cash, and assumed $1.1 million in common stock options to acquire the portion of the former Radiance that we did not already own. The first three milestones were not achieved and the fourth and final milestone, which was due in October 2001, was not met on the due date. However, a portion of the milestone payment can be earned if the fourth milestone is met within 120 days of October 31, 2001. (Note 8 to the Condensed Consolidated Financial Statements).

Results of Operations

Comparison of the Three Months Ended September 30, 2001 and 2000

     Product Sales. Product sales decreased 58% to $225,000 in the three months ended September 30, 2001 from $537,000 in the three months ended September 30, 2000. The decrease resulted primarily from increasing competition and the sale of competing products by Guidant using our Focus technology. We began marketing the RDX system on a very limited basis in the third quarter of 2001, resulting in $34,000 in sales during the quarter. Because we ceased RDX system production in September 2001 and will cease Focus technology product sales in the fourth quarter of 2001, we anticipate product sales in the fourth quarter of 2001 to be insignificant.

     License Revenue. License revenue increased 16% to $1.6 million in the three months ended September 30, 2001 from $1.3 million in the three months ended September 30, 2000. We recognized $1.5 million in the third quarter of 2001 and $1.2 million in license revenue in the third quarter of 2000 for royalties on product sales under the technology license agreement with Guidant. We anticipate that license revenue could be higher in the fourth quarter of 2001 compared with the same period of 2000 based upon Guidant’s introduction of new products using the Focus technology.

     Cost of Product Sales. The cost of product sales decreased 33% to $346,000, or 154% of product sales, in the three months ended September 30, 2001 from

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$518,000, or 96% of product sales, in the three months ended September 30, 2000. The increase in cost of product sales, relative to product sales revenue, is attributable primarily to our relatively fixed cost structure and low volume production. We expect that cost of product sales will exceed sales during the fourth quarter of 2001 as Focus technology manufacturing facilities will be at low volume production levels as a result of our restructuring decision.

     Cost of Sales from Restructuring. We have decided to manufacture the RDX catheter only to complete clinical trials and to stop Focus Technology production in the fourth quarter of 2001. As a result, we determined that $601,000 of inventory has no future use, and we recorded the charge in the quarter ended September 30, 2001.

     Research and Development. Research and development expenses, which include clinical expenses, increased 37% to $4.0 million in the three months ended September 30, 2001 from $2.9 million in the three months ended September 30, 2000. The increase in expenses during the quarter ended September 30, 2001 resulted primarily from expenditures for U.S. clinical trials and the continued set-up of our third party European manufacturing facility before our decision to restructure.

     We expect research and development expenses for the fourth quarter of 2001 to be comparable to the expenditures for the same period of 2000, due to expenditures anticipated for continuing clinical trials.

     Marketing and Sales. Marketing and sales expenses increased 62% to $360,000 in the three months ended September 30, 2001 from $222,000 in the three months ended September 30, 2000. This increase was attributable to the product launch of the RDX system in Europe. Under our restructuring plan, we discontinued sales and marketing for the RDX system at the end of the third quarter of 2001. We anticipate that marketing and sales expenses will be higher for the fourth quarter of 2001, compared to expenses for the same period of 2000 due to the expiration of a marketing allowance for our Japanese distributor in 2000.

     General and Administrative. General and administrative expenses decreased 52% to $352,000 in the three months ended September 30, 2001 from $727,000 in the three months ended September 30, 2000. The decrease was attributable primarily to reduced bonus expense, and reduced legal expense as a result of the judgment in the Jomed-Endosonics matter in the first quarter of 2001. We anticipate that general and administrative expenses will be lower in the fourth

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter of 2001, compared to the same period of 2000 due to the restructuring and reduced legal expenses as a result of the Jomed-Endosonics judgment (Note 9 to the Condensed Consolidated Financial Statements).

     Restructuring Charges. We recognized restructuring charges totaling $4.3 million in the three months ended September 30, 2001. The charges consisted of a $2.1 million impairment charge for previously acquired RDX developed technology, $1.1 million of involuntary termination costs, a $699,000 impairment charge for manufacturing and other operational assets, $344,000 of non-cancelable commitments under contracts with our third party European manufacturer, and $42,000 of other exit costs.

     We anticipate additional restructuring charges of approximately $300,000 in the fourth quarter of 2001 for the estimated cost of excess facilities. Additionally, we could incur more restructuring costs, as we continue to restructure operations into the first quarter of 2002.

     Minority Interest. The minority interest relates to our partner’s 49% ownership of the Japan distribution joint venture, Radiatec, described more fully in “Liquidity and Capital Resources.” The venture began limited operations in the third quarter of 1999 to obtain Japanese regulatory approval. As part of our restucturing, we terminated the Japanese clinical trials that were scheduled to begin in fourth quarter of 2001.

     Other Income (Expense). Other income decreased 36% to $353,000 in the three months ended September 30, 2001 from $553,000 in the three months ended September 30, 2000. Interest income increased 14% to $342,000 in the three months ended September 30, 2001 from $300,000 in the three months ended September 30, 2000, primarily due to an increase in invested cash from the proceeds of our secondary offering in October 2000. Gain on sale of assets was $11,000 in the three months ended September 30, 2001, as compared to $226,000 in the three months ended September 30, 2000. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase an equity investment held by us, which expired without exercise in December 2000 (Note 5 to the Condensed Consolidated Financial Statements).

Comparison of the Nine Months Ended September 30, 2001 and 2000

     Product Sales. Product sales decreased 43% to $990,000 in the nine months ended September 30, 2001 from $1.7 million in the nine months ended September

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

30, 2000. The decrease resulted primarily from increasing competition and the sale of competing products by Guidant using our Focus technology.

     License Revenue. License revenue decreased 8% to $4.7 million in the nine months ended September 30, 2001 from $5.1 million in the nine months ended September 30, 2000. We recognized $4.6 million in license revenue in the first nine months of 2001 and $4.8 million in license revenue in the first nine months of 2000 for royalties on product sales under the technology license agreement with Guidant.

     Cost of Product Sales. The cost of product sales decreased 27% to $999,000, or 101% of product sales, in the nine months ended September 30, 2001 from $1.4 million, or 80% of product sales, in the nine months ended September 30, 2000. The increase in cost of product sales, relative to product sales, is attributable primarily to our relatively fixed cost structure and low volume production.

     Cost of Sales from Restructuring. We have decided to manufacture the RDX catheter only to complete clinical trials and to stop Focus Technology production in the fourth quarter of 2001. As a result, we determined that $601,000 of inventory had no future use, and we recorded a charge in the quarter ended September 30, 2001.

     Research and Development. Research and development expenses, which include clinical expenses, increased 44% to $12.2 million in the nine months ended September 30, 2001 from $8.5 million in the nine months ended September 30, 2000. The increase in expenses during the nine months ended September 30, 2001 resulted primarily from expenditures for U.S. clinical trials and the continued set-up of our third-party European manufacturing facility before our decision to restructure.

     Marketing and Sales. Marketing and sales expenses increased 39% to $1.2 million in the nine months ended September 30, 2001 from $864,000 in the nine months ended September 30, 2000. This increase was attributable to expenditures relating to the product launch of the RDX system in Europe in 2001 before our decision to restructure.

     General and Administrative. General and administrative expenses decreased 21% to $1.8 million in the nine months ended September 30, 2001 from $2.2 million in the nine months ended September 30, 2000. The decrease was attributable primarily to reduced bonus expense and to lower payroll expenses from a personnel reduction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Restructuring Charges. See above discussion under “Results of Operations, Comparison of the Three Months Ended September 30, 2001 and 2000.”

     Minority Interest. See above discussion under “Results of Operations, Comparison of the Three Months Ended September 30, 2001 and 2000.”

     Other Income (Expense). Other income decreased 21% to $1.2 million in the nine months ended September 30, 2001 from $1.6 million in the nine months ended September 30, 2000. Interest income increased 30% to $1.1 million in the nine months ended September 30, 2001 from $887,000 in the nine months ended September 30, 2000, primarily due to an increase in invested cash from the proceeds of our secondary offering in October 2000. Gain on sale of assets decreased 89% to $77,000 in the nine months ended September 30, 2001 from $693,000 in the nine months ended September 30, 2000. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase an equity investment held by us, which expired without exercise in December 2000 (Note 5 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Since inception, we have financed our operations primarily by:

•	selling our equity securities;

•	obtaining advances from EndoSonics Corporation, our former parent company;

•	licensing our technologies; and

•	entering into international product distribution agreements.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The distribution agreement with Cathex was terminated in the fourth quarter of 2000.

In January 1999, we sold substantially all of our vascular access product line and related assets to Escalon Medical Corporation for approximately $2.1 million.

In June 1999, we granted Cosmotec Co., Ltd of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment, which was reduced by the $377 fair value of the convertible debenture issued to Cosmotec, and began recognizing the net deferred revenue ratably over the seven-year term of the agreement. In conjunction with the distribution agreement, we are obligated to manage the animal and human clinical trials required to obtain approval from Japanese regulatory authorities to market the RDX system in Japan. As part of the transaction with Cosmotec, in August 1999 we acquired a 51% interest, for $233,000, in a joint venture with an affiliate of Cosmotec. The joint venture, named Radiatec, was formed to gain regulatory approval of and provide distribution for the RDX system in Japan.

We borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt in September 2000 to reflect the fair value of the 5%, $1.0 million face amount convertible debenture. On September 13, 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share.

In July 1999, we entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, we paid $732,000 during 2000 and will pay a total of approximately $614,000 in 2001 for facility set-up fees. In February 2001, we agreed to second and third amendments of the manufacturing agreement. The second amendment calls for the expansion of the production capacity, which has resulted in our payment of additional fees of approximately $635,000 in 2001, bringing the total facility set up fees for 2001 to approximately $1.2 million. In the first nine months of 2001, we paid $942,000 of the aforementioned fees and anticipate paying the remaining fees in the fourth quarter of 2001. In addition, we completed the preparation of manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and Bebig purchased the equipment for $450,000, which approximated our cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The third amendment, which has a one-year term, increased the amount we will pay Bebig for each unit produced and set a minimum facility charge. We also agreed to pay all material and third party costs associated with production validation and an agreed amount for each unit produced. In May 2001 we agreed to a fourth amendment, which has a one-year term, under which Bebig will fulfill certain customer service functions for an annual fee of $95,000.

In conjunction with the contract manufacturing agreement, we entered into a three-year sub-license agreement with Bebig for radiation technology that we believed may be useful in the development of the RDX system. Beginning in July 2000, there is a minimum annual license fee of $200,000, subject to offset by certain amounts paid under the aforementioned manufacturing agreement, and royalty fees for any products sold worldwide that incorporate the licensed technology. In the third quarter of 2001, we recorded $50,000 in license fee expense; and, in first nine months of 2001, we recorded $125,000 in license fee expense. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license is subject to renewal, without cost, until the underlying patents’ expiration dates. All costs associated with the contract manufacturing and license agreements with Bebig have been expensed as research and development costs.

In September 2001, we implemented a restructuring plan that included the discontinuance of European manufacturing. We expect to pay the remaining non-cancelable commitments due under the agreements with Bebig, totaling $344,000, in the fourth quarter of 2001.

If we have RDX product failures, including radiation leaks, clinical trials could be delayed or halted and we could be subject be lawsuits. Any delays or lawsuits may result in material increases in expenses and, possibly, the discontinuance of the trial or trials.

Key components, including isotopes and catheter materials, and processes for the manufacture of the RDX system are produced and provided by single sources. In the event of a disruption or delay in supply of these components or processes, RDX clinical trials could be adversely affected. However, because we expect to complete RDX clinical trial production in the fourth quarter of 2001, we will rely on limited sources.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In October 2000, we sold in a secondary offering 686,000 shares of our common stock held in treasury and 814,000 shares of our newly issued common stock. We received $13.0 million in net proceeds, after deducting underwriting discounts, commissions and other expenses.

Net cash used in operating activities increased 60% to $7.4 million for the nine months ended September 30, 2001 from $4.6 million for the nine months ended September 30, 2000. The increase in net cash used resulted primarily from the increase in clinical and research and development expenditures.

At September 30, 2001, we had cash, cash equivalents and marketable securities available for sale of $23.1 million. We expect to incur substantial costs related to, among other things, clinical testing of the RDX system, and we expect to utilize increased levels of working capital prior to achieving positive cash flow from operations. We anticipate that our existing capital resources will be sufficient to fund our operations through March 31, 2003. However, our future capital requirements will depend on many factors, including:

•	the results of clinical trials;

•	the regulatory approval process;

•	the costs involved in intellectual property rights enforcement or litigation;

•	competitive products;

•	whether we acquire other technology; and,

•	the establishment of collaborative relationships with other parties.

We may need to raise funds through additional financings, including private or public equity offerings and collaborative arrangements with existing or new corporate partners. We cannot assure you that we will be able to raise funds on favorable terms, or at all. If adequate funds are not available, we may need to obtain funds through arrangements with collaborative partners or others that may require us to grant rights to certain technologies or products that we would not otherwise grant.

Trade accounts receivable, net, decreased 35% to $366,000 at September 30, 2001 from $564,000 at December 31, 2000. The decrease was attributable primarily to a decrease in product sales for the period. Because product sales will be discontinued in the fourth quarter of 2001, we expect trade accounts receivable, net, to continue to decrease.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other receivables decreased 19% to $2.0 million at September 30, 2001 from $2.5 million at December 31, 2000. The decrease is attributable primarily to the $347,000 reimbursement of a portion of the secondary stock offering costs by Endosonics Corporation, and a $165,000 decrease in royalty revenue receivable from Escalon Medical Corporation (Note 4 to the Condensed Consolidated Financial Statements).

Inventories decreased 92% to $82,000 at September 30, 2001 from $1.1 million at December 31, 2000. The decrease is attributable primarily to the write-off of $601,000 of excess and unsalable inventories because RDX catheter production for sale was discontinued in September 2001 and Focus technology catheter production for sale will be discontinued in the fourth quarter of 2001 under the restructuring plan approved by the Board of Directors in late September 2001. The decrease in inventories also was due to the sell off or disposal of Focus technology-related inventories because of our estimation of the falling demand.

Property and equipment, net, decreased 86% to $106,000 at September 30, 2001 from $743,000 at December 31, 2000, due primarily to an impairment charge of $699,000 in September 2001 as part of our restructuring.

Intangibles, net, which were made up of acquired, developed RDX technology and the acquired value of the assembled RDX workforce, decreased 100% to zero at September 30, 2001 from $2.8 million at December 31, 2000. This decrease was due to amortization of $700,000, followed by an impairment charge of $2.1 million taken at the end of the third quarter 2001 following our decision to restructure and to discontinue RDX system sales.

Accounts payable and accrued expenses increased 57% to $4.1 million at September 30, 2001 from $2.6 million at December 31, 2000. This increase was attributable to restructuring charges, including $1.1 million for involuntary terminations and $344,000 for non-cancelable commitments, and higher accruals for research and development and clinical expenditures, offset by bonus payments of $506,000 for 2000 paid in 2001.

Deferred revenue decreased 14% to $380,000 at September 30, 2001 from $441,000 at December 31, 2000. The decrease was due to continuing amortization of deferred distributor fees from Cosmotec (Note 5 to the Condensed Consolidated Financial Statements).

Part II.
OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 13, 2001	RADIANCE MEDICAL SYSTEMS, INC. /s/ Jeffrey H. Thiel
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2001	/s/ David M. Richards
Controller (Principal Financial and Accounting Officer)