Form 10-K
period 2001-12-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2002-03-27
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-28440

Radiance Medical Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0328265
(State of incorporation)	(I.R.S. Employer Identification No.)

13900 Alton Parkway, Suite 122, Irvine, California 92618

(Address of principal Executive Offices, including zip code)

Registrant’s telephone number, including area code:

(949) 457-9546

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value.

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 14, 2002, was approximately $18,232,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 14, 2002, approximately 13,168,000 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

•	research and development of our products;

•	development and management of our business and anticipated trends on our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to obtain financing on commercially reasonable terms;

•	our ability to compete;

•	general economic and business conditions; and

•	other risk factors set forth under “Risk Factors” in this Annual Report on Form 10-K.

      You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions.

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

PART I

Item 1.     Business

Introduction

      We have developed proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting and other interventional treatments of blockages in coronary and peripheral arteries. We incorporate our proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis. The application of beta radiation inside the artery at the site of a blockage has proven clinically effective in inhibiting cell proliferation, a cause of restenosis.

      We designed the RDX system to provide safe and effective treatment for the prevention of restenosis without many of the disadvantages inherent in alternative radiation delivery systems. Our proprietary RDX system carries a radiation source on an inflatable balloon catheter. This patented technology allows the RDX system to deliver a therapeutic dose of radiation with approximately 80% less total radiation activity than competing systems. As a result, the RDX system is easier to use, does not require supplemental capital equipment, and is readily disposable. In addition, we believe that the RDX system is suitable to treat arteries that are significantly larger and smaller than can be treated with alternative radiation delivery systems.

      Prior to developing the RDX system, we manufactured and marketed coronary stents, coronary stent delivery systems and balloon dilatation catheters for coronary applications. We licensed our proprietary Focus balloon technology to Guidant Corporation for use in Guidant’s stent delivery systems. Royalties from this license are the primary source of our current revenues.

Recent Developments

      In September and November 2001, three companies published the first feasibility clinical study data for drug coated stents, a competing technology to our RDX system. While our RDX system uses beta radiation to treat restenosis resulting from angioplasty procedures, drug coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug coated stent feasibility trials were on a relatively small cohort of patients, all three companies reported restenosis rates near or at zero percent. In addition, in March 2002 clinical investigators for Johnson & Johnson reported positive data involving drug coated stents that showed zero restenosis after a 12-month period. Finally, in addition to the positive data regarding the ability of drug coated stents to treat de novo restenosis recently released Brazilian research data from a small two year study of 30 patients indicates that drug coated stents are effective in treating in-stent restenosis. Unless clinical study data involving drug coated stents from the pivotal, larger studies planned or in progress show restenosis rates significantly higher than reported in pilot studies, the market for the RDX system likely will be limited.

      As a result, in order to conserve cash prior to assessing the outcome of our BRITE II clinical study and deciding whether to make our RDX system coronary PMA filing, and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. Our restructuring plan consisted of the following:

•	Discontinue marketing and manufacturing of the RDX system in Europe and other international markets in the third quarter of 2001;

•	Discontinue marketing and manufacturing of products using our Focus technology subject to fulfillment of outstanding orders;

•	Cease clinical trials for the RDX system in Japan;

•	Involuntary termination of 55 employees, which we completed in the first quarter of 2002; and

•	Search for additional commercial opportunities by evaluating technologies outside of radiation therapy.

Future Operations

      Based on the preliminary results from clinical studies involving drug coated stents, we believe the market for our RDX system likely will be limited. We have agreed to acquire Endologix, Inc. for the opportunity to develop an alternative technology and to manufacture and market a medical device based on this technology that potentially represents a more promising commercial market. Therefore, if stockholders approve and the merger is consummated, we expect to begin combining the operations of Endologix with ours immediately. Although we plan to complete our remaining clinical trials involving the RDX system, unless initial positive results from studies involving competing drug coated stent technologies prove inaccurate, we expect that our ongoing operations following completion of the merger primarily will be research and development of Endologix’s technology, and the production and distribution of the Endologix product(s).

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

      Coronary artery disease is treated by re-opening or bypassing narrowed blood vessels, thereby increasing blood flow to the heart. The three most common forms of treatment are:

•	coronary artery bypass graft, or CABG;

•	percutaneous transluminal coronary angioplasty, or PTCA; and

•	stenting.

      CABG is a highly invasive, open-chest surgical procedure in which blood vessel grafts from the patient’s leg or chest are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most effective and long-lasting treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures but require reintervention.

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

      Coronary stents are expandable, implantable metal devices permanently deployed at a lesion site. Stents maintain increased diameter in the coronary artery by mechanically supporting the diseased site. Of all the non-surgical treatments that have sought to improve PTCA, stents have shown the best results in reducing the rate of restenosis. In 2000, stents were used in approximately 70% to 90% of the PTCA procedures performed in the United States. In a typical stent procedure, a cardiologist pre-dilates the artery at the lesion site with a balloon catheter, delivers the stent to the site of the lesion and, with the use of a second balloon catheter, expands the stent and firmly positions it in place. Once placed, stents support the walls of the coronary artery to enable the artery to remain open and functional.

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

Restenosis

      Restenosis typically refers to a renarrowing of an artery within six months of a revascularization treatment to less than 50% of the artery’s size following the original procedure. Restenosis is a vascular response to arterial injury and occurs frequently after a revascularization procedure. A revascularization stretches arteries or otherwise damages the treated segment of an artery. Due to multiple mechanisms controlling vascular repair, restenosis may occur within a short period after a revascularization procedure or may develop over the course of months or years. Restenosis that occurs shortly after a revascularization procedure usually results from elastic recoil of the artery.

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

      Approximately 70% to 90% of angioplasty procedures include the placement of a stent. Clinical studies indicate that 15% to 30% of the patients who receive stents following balloon angioplasty experience restenosis, referred to as “in-stent” restenosis. Patients suffering from in-stent restenosis often experience recurrent restenosis and, as a result, are prone to multiple revascularization procedures. The likelihood of recurrent restenosis in this group of patients is between 40% to 65%. In total, approximately $3 billion is spent annually in the United States on repeat revascularization procedures prompted by restenosis.

      The entry of drug coated stents into the market, if the larger clinical trials underway are successful, likely will have a significant negative impact on the market for vascular brachytherapy. We expect initial results of these larger clinical trials in the third quarter of 2002.

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

      There currently is one large clinical trial for the treatment of peripheral vascular disease being conducted. We believe that positive results from this trial or others involving peripheral vascular disease could expand the market for the treatment of peripheral vascular disease. We believe, however, that unless we produce the RDX system for coronary applications, the manufacturing and marketing of the RDX system for treatment of peripheral vascular disease most likely will not be commercially viable.

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

      A customized plastic shield approximately 2.0 centimeters in diameter covers the radioactive portion of the catheter. Plastic is an effective shield for beta isotopes. Dose rates measured on the surface of the shield while the balloon is in the shield are less than the hand dose received from other medical equipment typically used in a catheterization procedure. The radiation is low enough that the RDX system can be packaged in a standard catheter kit and shipped via overnight delivery. The shield serves both to protect personnel from radiation while the device is not in use, and to introduce the device into the guiding catheter. The RDX system can be developed in a variety of balloon diameters and source lengths for coronary and peripheral treatment applications. We designed the RDX system’s catheter to allow for its configuration in both over-the-wire and rapid-exchange format, the two methods used to deploy angioplasty balloons.

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

      RDX System Product Pipeline. We are not actively developing any additional products at this time, at least until we are able to assess the results of our BRITE II clinical study and the results of the larger trials involving drug coated stents that other companies currently are conducting.

Catheter and Stent Products

      In the past we manufactured a number of integrated stent delivery systems for coronary applications. In December 2001, we discontinued the manufacture and sale of products subject to the shipment of outstanding orders. In June 1998, we licensed our Focus technology to Guidant for use in stent delivery as part of a long-term technology license agreement.

Clinical Trials

Our RDX Clinical Trials

      We currently are conducting the Beta Radiation to Reduce In-Stent Restenosis, or BRITE II, clinical trial in the United States and Europe to obtain regulatory approval to market the RDX system in the United States. We are conducting the BRITE II study to obtain the data we need to support a pre-market approval application for the FDA to market the RDX system in the United States for the treatment of in-stent restenosis. We are conducting the BRITE SVG study to show the feasibility of the RDX system in treating restenosis in saphenous vein graft patients, and we are conducting the Radiation After PTA is Done, or RAPID, study to show the feasibility of the RDX system in peripheral arteries.

      BRITE II Clinical Study. BRITE II is a multicenter, randomized, double blind placebo controlled clinical study designed to prove the safety and efficacy of the RDX system for the treatment of in-stent restenosis. We completed enrollment of 423 patients in December 2001. We will conduct clinical and angiographic follow-up nine months post procedure, which we expect to complete in September 2002. If the data is positive and if the initial positive results from studies involving competing drug coated stent technologies prove unsustainable in larger clinical trials, we may use the data to support a PMA application to the FDA. We expect to report the results of the study by the end of 2002 or early 2003.

      BRITE SVG Clinical Study. The BRITE SVG study is a multicenter, pilot study designed to show the feasibility of the RDX system for the treatment of restenosis in saphenous vein graft patients after receiving PTCA. This clinical study includes only patients who have undergone a coronary bypass surgical procedure and, following a diagnosis of a blockage in one of the bypass grafts, require further interventional treatment. The vessels in such patients are larger than normal coronary arteries and are 3.0 to 5.0 millimeters in size. The protocol allows treatment of both in-stent lesions and de novo lesions. In July 2001, we completed enrollment of 49 patients, including 24 patients with in-stent lesions and 25 patients with de novo lesions. We expect to report the results of this study in the second quarter of 2002.

      RAPID Clinical Study. Surgery and percutaneous transluminal angioplasty, or PTA, are common treatments for peripheral artery disease related to stenosis of the peripheral arteries. As with PTCA, the long-term effectiveness of PTA is not as favorable as surgery, due to restenosis. Early studies with gamma radiation have shown that brachytherapy may be effective in reducing restenosis rates after PTA. We designed the RAPID study to investigate the feasibility of beta radiation for the treatment of the artery located in the mid to lower thigh, where stenosis develop that affect the patient’s ability to walk and can lead to ulceration, gangrene, or even amputation in extreme cases. In May 2001, we performed the first known radiation of a peripheral vessel by using a larger version of our RDX system adapted for peripheral use. We expect to complete enrollment in the second quarter of 2002, and expect to have results available by the end of 2002 or early 2003.

Clinical Trials of Drug Coated Stents

      In addition to the data already released by three companies from feasibility studies regarding drug coated stents, a competing technology to our RDX system, a number of our competitors currently are conducting investigational studies in the United States and Europe on drug coated stents. Some of these studies in the summary of the data released thus far are as follows:

•	In September 2001, Johnson & Johnson released randomized trial data from the RAVEL study. Six-month follow-up on 120 patients showed no restenosis in the test group.

•	In September 2001, Boston Scientific released results from the TAXUS I study involving 30 patients. Sixth month angiographic follow-up showed no restenosis versus 11% in the control group, although the data is not statistically significant due to the small number of patients.

•	In November 2001, Cook released randomized trial data from the European ELUTES study involving approximately 200 patients in four escalating dose groups and a control group. The data showed a 3% restenosis rate in the highest dose group versus 20.6% in the control group.

•	In November, 2001, Cook released data from the ASPECT trial being conducted in Asia. The ASPECT trial involved approximately 150 patients, and showed results similar to the ELUTES study, although Cook believes safety data was not as positive due to inconsistencies in the medications given to some patients in the study.

      In addition to the studies on coronary arteries outlined above, several companies also have announced studies to evaluate the use of drug coated stents in treating in-stent restenosis, vein grafts and peripheral artery disease.

Manufacturing

      The RDX System. In the event we decide to begin manufacturing the RDX system, we plan to manufacture the base catheter of the RDX system at our facilities in Irvine, California. In Europe, we have an agreement with Bebig, a German manufacturer, to activate the radioactive sources and complete final assembly of the RDX system. Pursuant to an amended two year manufacturing agreement that is renewable three times for subsequent two-year terms, Bebig would perform final assembly with our proprietary equipment and proprietary processes. Bebig produced only a small number of units for us under the manufacturing agreement. If we were to receive regulatory approval and decide to market the RDX system in the United States, we would expect to enter into a similar agreement with a company located in the United States. In October 2001 we stopped manufacturing of the RDX system in Europe. The physical plant still remains at Bebig in Germany although Bebig no longer staffs the facility. Currently, all radioactive source manufacture and final assembly used for clinical trials have been produced by a U.S. based, licensed radiation facility. Regulations require that a licensed facility must perform the handling of radioactive materials. We do not have and do not intend to pursue such a license, and therefore we would contract with outside facilities to handle radioactive materials for us. The radioactive manufacturing facility in the U.S. is still functional and is able to produce catheters as required for the BRITE II clinical trial. Although we shut down our manufacturing facility in December 2001, we would restart it in the event we receive PMA approval from FDA and decided to market the RDX system in the United States.

      Due to the shelf life of the RDX system, it is critical to manufacture and ship these products as close to the date of use as possible. Moreover, coordination among us, the contract manufacturer, the shipping carrier and the end user is necessary in order to reduce product waste. Because radioactive sources must travel from one licensed facility to another licensed facility, the source manufacturer, such as Bebig, will be responsible for warehousing the final RDX system and shipping it to the end user.

      Catheter and Stent Products. We shut down our catheter and stent assembly facility in Irvine, California in December 2001.

Marketing and Sales

      In December 2001 we discontinued all sales and marketing activities for Radiance Medical Systems products worldwide.

      Guidant Corporation. In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting them a 10-year license to manufacture and distribute stent delivery products using our Focus technology. We are entitled to receive royalties as long as the agreement is in effect. In the year ended December 31, 2001, we recorded $6.4 million in royalties.

      Cosmotec Co., Ltd. In June 1999, we granted Cosmotec of Japan distribution rights to market our vascular radiation therapy products in Japan. We received an upfront cash payment and are recognizing the income over the seven-year term of the distribution agreement. We also received $1.0 million from Cosmotec for a debenture issued in June 2000, which was converted into 142,857 shares of common stock at $7.00 per share in August 2000. As part of this transaction, in August 1999 we acquired a 51% interest, for $233,000, in a joint venture named Radiatec, with an affiliate of Cosmotec to gain regulatory approval of and provide distribution for the RDX system in Japan.

      In 1998 and 1999, we reduced our U.S. sales force and did not actively promote our products in the United States due to regulatory approval requirements, the competitive environment and our decision to focus our efforts on the development of the RDX system. Due to the licensing in June 1998 of the technology upon which our currently marketed products are based, and the sale of our vascular access product line and related assets in January 1999, our product sales have decreased substantially since 1998. We do not expect to have sales in the foreseeable future unless we receive PMA approval from the FDA and decide to market the RDX system in the United States.

Patents And Proprietary Information

      We own two issued United States patents and hold a non-exclusive license to a third issued United States patent along with its issued German counterpart, covering the present design of the RDX system. All four issued patents relate to radiation delivery catheters in which the radioisotope is carried by an inflatable balloon for positioning against a vessel wall. We own three additional issued United States patents relating to radiation delivery systems, which are not incorporated in the present design of the RDX system.

      In July 1999, we entered into a three-year technology sub-license agreement with Bebig for non-exclusive rights to the Hehrlein patents for radiation technology. In October 2001 we amended the agreement with Bebig. Pursuant to the amendment, we extended the license until November 2002. At that time, we will assess the status of our clinical trials and the market for our RDX system. If we do not enter into another license agreement with Bebig at that time, it is unlikely that Bebig will continue to license the Hehrlein patents from Hehrlein, and therefore the rights to the Hehrlein patents would revert to Hehrlein.

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

Competition

      We believe that the primary competitive factors in the market for interventional cardiology devices are:

•	clinical effectiveness;

•	product safety;

•	catheter size;

•	flexibility and trackability;

•	ease of use;

•	reliability;

•	price;

•	availability of third-party reimbursement;

•	distribution capability;

•	time necessary to develop products successfully; and

•	ability to receive regulatory approval.

      We believe drug coated stents, and the companies that manufacture them, are the most significant competitive obstacles we face. Several companies, including Johnson & Johnson, Boston Scientific, Cook and Guidant Corporation, are attempting to develop drug coated stents. These stents typically are coated with a drug that inhibits growth of tissue to attempt to prevent or reduce the occurrence of restenosis. Johnson & Johnson’s stent, in a small feasibility trial, showed a significant reduction in restenosis, and they completed enrollment and begun patient follow up in a 1,100 patient, randomized trial. To date, none of the drug coated stents has received regulatory approval, although Johnson & Johnson could receive CE Mark approval as early as the second quarter of 2002 and PMA approval in early 2003. Although we cannot predict the market for drug coated stents with certainty until results from larger clinical trials become available, based on the preliminary results from studies involving drug coated stents, we believe the market for our brachytherapy products likely will be limited.

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

      Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products, such as drug coated stents. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing restenosis include safety, efficacy, ease of use, reliability, suitability for use in cath labs, service and price. Drug coated stents compare more favorably than our RDX system with respect to all of these factors. We also believe that physician relationships, especially relationships with leaders in the interventional cardiology community, also are important competitive factors.

Third-Party Reimbursement

      In the United States, medical institutions are the primary purchasers of our products. Medical institutions then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the healthcare services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group established by the U.S. Centers for Medicare and Medicaid Services, or CMS. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure.

      Reimbursement of interventional procedures utilizing our products currently is covered under a diagnosis-related group. However, if a procedure is not covered by a diagnosis-related group, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Therefore, we cannot assure you that reimbursement for any new procedure we develop will be available to hospitals and other users of our products, or that future reimbursement policies of payors will not hamper our ability to sell new products on a profitable basis.

      Outside the United States, market acceptance of products depends partly upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement systems vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.

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

      We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in other countries. The general escalation in medical costs has led to and probably will continue to create increased pressures on the health care providers to reduce the cost of products and services, including any products we develop. If third party reimbursements are inadequate to provide us with a profit on any products we develop, our efforts to develop and market products in the future may fail.

Government Regulation

      The manufacturing and marketing of our products are subject to extensive and rigorous government regulation in the United States and in other countries. Prior to commercialization, new products must meet rigorous governmental agency requirements for pre-clinical and clinical testing and patient follow-up. Federal regulations control the ongoing safety, efficacy, manufacture, storage, labeling, record keeping, and marketing of all medical devices. We cannot sell or market the RDX system without U.S. and foreign approvals.

      If a medical device manufacturer establishes that a newly developed device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device that the Food and Drug Administration, or FDA, has not called for a pre-market approval application, or PMA, the manufacturer may seek clearance from the FDA to market the device by filing a premarket notification with the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. All of the 510(k) clearances received for our catheters were based on substantial equivalence to legally marketed devices. We cannot assure you that the FDA will grant us timely 510(k) clearance for any of our future products or significant modifications of our existing products. In addition, if the FDA has concerns about the safety or effectiveness of any of our products, it could act to withdraw approval or clearances of those products or request that we present additional data.

      If substantial equivalence cannot be established, or if the FDA determines the device or the particular application for the device requires a more rigorous review to assure safety and effectiveness, the FDA will require the manufacturer to submit a PMA which must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and typically requires the submission of clinical data. The PMA process may require as many as 1,000 patients, depending on indications, with at least one year follow-up. The RDX system will be subject to this PMA process over the next two years. In January 2001, we began the BRITE II trial, a 423 patient randomized study to test the efficacy of the RDX system for the treatment of in-stent restenosis.

      Because the RDX system utilizes radiation sources, its manufacture, distribution, transportation import/export, use and disposal are subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. If we decide to commercialize the RDX system, we will need to maintain our device registration with the U.S. Nuclear Regulatory Commission, or NRC, or an equivalent state agency, of our radiation sources for certain medical uses to distribute the radiation sources commercially to licensed recipients in the United States. In addition, we and/or our supplier of radiation sources must obtain a specific license from the NRC to distribute such radiation sources commercially as well as comply with all applicable regulations. We and/or our supplier of radiation sources also must comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the RDX system. In addition, hospitals may be required to obtain or expand their licenses to use and handle beta radiation prior to receiving radiation sources for use in the RDX system. We would expect to comply with comparable radiation regulatory requirements and/or approvals in markets outside the United States.

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

      International sales are subject to regulatory requirements in many countries. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. We most likely would rely on distributors in such foreign countries to obtain the requisite regulatory approvals. We cannot assure you, however, that we would obtain such approvals on a timely basis or at all. In addition, the FDA must approve the export to certain countries of devices that require a PMA but are not yet approved domestically.

      If we decided to sell a product in Europe, we would need to comply with the requirements of the Medical Devices Directive, or MDD, and affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” of the MDD relating to safety and performance and we must successfully undergo verification of our regulatory compliance, or conformity assessment, by a Notified Body selected by us. The level of scrutiny of such assessment depends on the regulatory class of the product, and many of our coronary products are currently in Class III, the highest risk class, and therefore subject to the most rigorous controls.

      In December 1996, we received ISO 9001/ EN46001 certification from our Notified Body with respect to the manufacturing of all of our products in our Irvine facilities. This certification demonstrates that we manufacture our products in accordance with certain international quality requirements. A manufacturer must receive ISO 9001/ EN46001 certification prior to applying for the CE Mark of specific products. In January 1998, we obtained the right to affix the CE Mark to all of our products then sold in Europe. We are subject to continued supervision by our Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also must comply with additional requirements of individual nations. Failure to maintain compliance required for the CE Mark could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure you that we will be able to achieve or maintain such compliance on all or any product or that we will be able to produce products timely and profitably while complying with the MDD and other regulatory requirements.

      In June 2001, we received CE Mark approval of the RDX system. However, as a result of our restructuring in September 2001, we do not at this time have plans to market the RDX system in Europe.

Product Liability

      The manufacture and marketing of medical devices carries the risk of financial exposure to product liability claims. Medical devices often are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $10.0 million per occurrence and $10.0 million per year in the aggregate. We cannot assure you that our product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. We also cannot assure you that we will not incur significant product liability claims in the future. A successful claim brought against us in excess of its insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products and our ability to obtain and maintain regulatory approval for our products, as well as substantially divert the time and effort of management away from our operations.

Employees

      As of December 31, 2001, we had 14 employees, including four in manufacturing, five in clinical affairs, one in sales and marketing and four in administration. We reduced our workforce from 64 employees in September 2001 to nine employees in the first quarter of 2002. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

Research and Development

      We spent $14.6 million in fiscal year 2001, $11.5 million in fiscal year 2000, and $8.6 million in fiscal year 1999 on research and development.

Item 2.     Properties

      Currently, we lease facilities aggregating approximately 33,000 square feet, including 11,000 square feet subleased to others, in Irvine, California under various lease agreements, most of which expire in October 2003. As a result of our restructuring, we are currently subleasing approximately 5,000 square feet and attempting to sublease to others approximately another 16,000 square feet of our facilities. We believe that our facilities are adequate to meet requirements through the term of our lease.

Item 3.     Legal Proceedings

      In September 1999, Endosonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief against Radiance in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, Endosonics had rights to combine Radiance’s Focus balloon technology with an Endosonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in our favor, ruling that Jomed-Endosonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, we are entitled to recover approximately $460,000 of our legal fees. In May 2001 Jomed-Endosonics appealed the judgment, and the court has not yet set a hearing date for the appeal. We do not believe that this matter will have a material adverse effect on our financial position or operating results.

      We are a party to other ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on our consolidated financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive Officers

      The following table sets forth information as of March 14, 2002 with respect to our executive officers:

Name	Age	Position

Jeffrey H. Thiel	46	President and Chief Executive and Operating Officer
David M. Richards	42	Chief Financial Officer and Corporate Secretary
Paul A. Molloy	40	Senior Vice President, Sales and Marketing
Joseph A. Bishop	37	Vice President, Operations
Brett A. Trauthen	40	Vice President, Clinical Development

      Jeffrey H. Thiel. Mr. Thiel joined us in October 1996 and serves as our President and Chief Executive Officer and is a member of our board of directors. From September 1999 to December 2000, Mr. Thiel served as our President and Chief Operating Officer; from February 1999 to September 1999, Mr. Thiel served as our Executive Vice President; and from October 1996 to February 1999, he served as our Vice President, Operations. Mr. Thiel serves on the board of directors of Micrus Corporation.

      David M. Richards. Mr. Richards joined us in September 1996 and serves as our Chief Financial Officer and Corporate Secretary. From September 1996 to October 2001, Mr. Richards served as our Controller.

      Paul A. Molloy. Mr. Molloy joined us in January 2001 and serves as our Senior Vice President, Sales and Marketing. From December 1998 to January 2001, Mr. Molloy served as Vice President of U.S. & International Sales for Applied Medical Resources Corporation. From February 1995 until November 1998, Mr. Molloy held the Director of European Marketing and Director of Global Marketing positions at Tyco Healthcare and the Cardiovascular Group of Baxter Healthcare, respectively.

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

      Brett A. Trauthen. Mr. Trauthen joined us in January 1999 following our merger with the former Radiance and serves as our Vice President of Clinical Development. From January 1999 to September 1999, Mr. Trauthen has served as our Director of Research and Development. From September 1997 to

January 1999, Mr. Trauthen served as Director of Research and Development and Engineering for the former Radiance. From 1995 to August 1997, Mr. Trauthen held various operations and executive staff positions with Applied Medical Resources Corporation.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock commenced trading on the NASDAQ National Market on June 20, 1996 and is traded under the symbol “RADX.” The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ National Market for the periods indicated.

	High	Low

Year Ended December 31, 2000
First Quarter	$12.75	$4.56
Second Quarter	11.25	6.88
Third Quarter	16.69	7.47
Fourth Quarter	11.63	4.56
Year Ended December 31, 2001
First Quarter	$7.31	$3.25
Second Quarter	6.00	2.44
Third Quarter	6.30	1.15
Fourth Quarter	1.95	.90
Year Ended December 31, 2002
First Quarter (through March 14, 2002)	$2.25	$1.27

      On March 14, 2002 the closing sale price on the NASDAQ National Market was $1.55 per share and there were 236 record holders of Radiance common stock.

Dividend Policy

      We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      None.

Item 6.  Selected Financial Data

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$9,438	$9,415	$3,856	$2,139	$1,111
License	—	2,760	2,855	6,800	6,528

Total revenue	9,438	12,175	6,711	8,939	7,639

Cost of sales:
Cost of product sales	6,102	6,152	2,823	1,465	1,149
Cost of sales from restructuring(2)	—	—	—	—	601

Total cost of sales	6,102	6,152	2,823	1,465	1,750

Gross profit	3,336	6,023	3,888	7,474	5,889
Operating costs and expenses:
Research and development	7,041	7,957	8,610	11,508	14,605
Marketing and sales	6,691	5,371	1,989	842	1,305
General and administrative	2,347	2,937	2,468	3,097	2,582
Charge for acquired in-process research and development(1)	—	234	4,194	—	—
Restructuring charges(2)	—	—	—	—	4,617
Minority interest	—	(992)	(6)	(26)	(65)

Total operating costs and expenses	16,079	15,507	17,255	15,421	23,044

Loss from operations	(12,743)	(9,484)	(13,367)	(7,947)	(17,155)
Other income	2,225	1,498	2,587	2,484	1,514

Net loss	$(10,518)	$(7,986)	$(10,780)	$(5,463)	$(15,641)

Basic and diluted net loss per share	$(1.15)	$(0.90)	$(0.98)	$(0.46)	$(1.20)

Shares used in computing basic and diluted net loss per share	9,118	8,862	10,951	11,749	13,086

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,141	$1,437	$2,051	$6,311	$3,327
Marketable securities available-for-sale	24,773	23,375	20,004	24,046	16,983
Working capital	33,828	24,905	9,793	23,202	15,111
Total assets	39,615	32,035	29,873	38,454	23,330
Accumulated deficit	(21,567)	(29,553)	(40,333)	(45,796)	(61,437)
Total stockholders’ equity	36,127	27,449	25,111	35,240	19,758

(1)	The charges for acquired in-process research and development for the years ended December 31, 1998 and 1999 relate to our acquisition of the former Radiance Medical Systems, Inc. These charges represent the portion of the purchase price allocated to the acquired research and development projects, which, at the date of the acquisition, were in process, had not reached technological feasibility and had no alternative future use (Note 2 to the Consolidated Financial Statements).

(2)	Due to the competitive market, in order to conserve cash prior to filing a coronary PMA in the U.S. for the RDX system, and to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. The restructuring plan included the discontinuance of product manufacturing and marketing, our Japanese clinical trials for the RDX system, and new research and development projects, and the involuntary termination of 55 employees. As a result of the restructuring plan, we recorded a $344 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with Bebig, $20 in other non-cancelable commitments, $601 for the write-off of inventory that will not be used to fulfill the outstanding Focus technology product orders, $1,093 for employee termination benefits, and $42 for other exit costs (Note 15 to the Consolidated Financial Statements).

In addition, we concluded that certain Focus and RDX technology equipment and intangible assets, previously acquired in fiscal 1999 related to the RDX technology, were impaired resulting in a charge of $390 and $2,111. We concluded the assets would not generate future cash flows. Because we also decided to cease manufacturing of the Focus technology product line, subject to fulfillment of outstanding orders, we recorded a charge of $40 for equipment used in the production of Focus technology products. We also wrote off $269 for the carrying value of furniture, computers, software and leasehold improvements that were no longer being used. During the fourth quarter of 2001, the Company completed its evaluation of its facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256.

     Summarized Quarterly Data

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2001:
Product sales	$429	$336	$225	$121
Total revenues	2,025	1,834	1,784	1,996
Gross profit	1,718	1,488	837	1,846
Net loss	(3,235)	(3,151)	(7,687)	(1,568)
Basic and diluted net loss per share	(0.25)	(0.24)	(0.59)	(0.12)
2000:
Product sales	$570	$623	$537	$409
Total revenues	2,362	2,542	1,876	2,159
Gross profit	1,869	2,176	1,358	2,071
Net loss	(1,447)	(1,171)	(1,926)	(919)
Basic and diluted net loss per share	(0.13)	(0.10)	(0.17)	(0.07)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Organizational History

      We were formed in 1992, and our common stock began trading publicly in 1996. The current Radiance Medical Systems, Inc. resulted from our 1999 acquisition of the portion of our former Radiance Medical Systems subsidiary that we did not already own. We originally incorporated the former Radiance as a separate entity to focus on the research and development of radiation therapy to treat cardiovascular disease, and to obtain outside sources of financing for such research and development. In January 1999, we paid approximately $6.9 million in stock, $692,000 in cash, and $1.1 million in common stock options to acquire the portion of the former Radiance that we did not already own. In addition, the stockholders and option holders of the former Radiance could have received product development milestone payments of $2.00 for each share of preferred stock and $3.00 for each share of common stock. However, no milestones were met (Note 2 to the Consolidated Financial Statements).

Our Business

      We have developed proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting and other interventional treatments of blockages in coronary and peripheral arteries. We incorporate our proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis. The application of beta radiation inside the artery at the site of a blockage has proven clinically effective in inhibiting cell proliferation, a cause of restenosis.

      We designed the RDX system to provide safe and effective treatment for the prevention of restenosis without many of the disadvantages inherent in alternative radiation delivery systems. Our proprietary RDX system carries a radiation source on an inflatable balloon catheter. This patented technology allows the RDX system to deliver a therapeutic dose of radiation with approximately 80% less total radiation activity than competing systems. As a result, the RDX system is easier to use, does not require supplemental capital equipment, and is readily disposable. In addition, we believe that the RDX system is suitable to treat arteries that are significantly larger and smaller than can be treated with alternative radiation delivery systems.

      Prior to June 1998, we focused on manufacturing and selling a broad range of angioplasty catheters and stent products, including our Focus technology product line. As catheter and stent products became widely available and were subject to increasing price pressure, we shifted our focus to the research and development of radiation therapy devices to treat restenosis. Since June 1998, we have:

•	licensed our proprietary Focus technology for balloon angioplasty to Guidant Corporation for use in Guidant’s stent delivery systems;

•	acquired the portion of our former Radiance Medical Systems subsidiary that we did not already own, which was researching and developing radiation therapy treatment devices to prevent blockages in arteries following interventional treatments;

•	sold our vascular access product line and related assets;

•	reduced our direct sales force; and,

•	restructured our operations beginning in September 2001.

      In the first quarter of 2001, we began two U.S. clinical trials of the RDX system. One trial, BRITE II, is a randomized, pivotal trial to test the effectiveness of the RDX system for in stent restenosis, and the other trial, BRITE SVG, is a feasibility study for de novo and in stent restenosis in saphenous vein bypass grafts. In the second quarter of 2001, we began an international feasibility clinical trial, RAPID, of the RDX system for treating restenosis in two main vessels in the leg, the femoral and popliteal arteries. As of December 31, 2001, we had completed enrollment in the BRITE II 423 patients and in the BRITE SVG trials 49 patients. Of the total of 20 patients to be enrolled in the RAPID trial, as of December 31, 2001, we had enrolled 15 patients. We expect that enrollment in the RAPID trial will be completed in the second quarter of 2002.

      Over the past few years, our source of revenues has shifted gradually from direct sales to royalties from licenses involving our products. In June 1998, we entered into a technology license agreement with Guidant Corporation, granting Guidant rights, including exclusive rights in the United States, to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of the technological knowledge to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues (Note 5 to the Consolidated Financial Statements).

      We have experienced an operating loss for each of the last three years and could continue to incur operating losses through at least 2003. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

•	the timing and amount of expenses associated with clinical testing of the RDX system;

•	the progress and success of clinical trials and regulatory approvals;

•	varying product sales by our licensee; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

      We discontinued the sale of Focus technology products in the fourth quarter of 2001. Therefore, revenues in the future are almost entirely dependent on license fees from our Focus technology license agreement with Guidant. As work is completed on our clinical studies in the next twelve months, our expenses will be significantly reduced, but they will remain relatively fixed.

Recent Developments and Company Restructuring

      In September and November 2001, three companies published the first feasibility clinical study data for drug coated stents, a competing technology to our RDX system. While our RDX system uses beta radiation to treat restenosis resulting from angioplasty procedures, drug coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug coated stent feasibility trials were on a relatively small cohort of patients, all three companies reported restenosis rates near or at zero percent. In addition, in March 2002 clinical investigators for Johnson & Johnson reported positive data involving drug coated stents that showed zero restenosis after a 12-month period. Finally, in addition to the positive data regarding the ability of drug coated stents to treat de novo restenosis recently released Brazilian research data from a small two year study of 30 patients indicates that drug coated stents are effective in treating in-stent restenosis. Unless clinical study data involving drug coated stents from the pivotal, larger studies planned or in progress show restenosis rates significantly higher than reported in pilot studies, the market for the RDX system likely will be limited.

      As a result, in order to conserve cash prior to assessing the outcome of our BRITE II clinical study and deciding whether to make our RDX system coronary PMA filing, and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. Our restructuring plan consisted of the following:

•	Discontinue marketing and manufacturing of the RDX system in Europe and other international markets in the third quarter of 2001;

•	Discontinue marketing and manufacturing of products using our Focus technology subject to fulfillment of outstanding orders;

•	Cease clinical trials for the RDX system in Japan;

•	Involuntary termination of 55 employees, which we completed in the first quarter of 2002; and

•	Search for additional commercial opportunities by evaluating technologies outside of radiation therapy.

      As a result of the restructuring plan, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with Bebig, $20,000 in other non-cancelable commitments, $601,000 for the write-off of inventory that will not be used to fulfill the outstanding Focus technology product orders, $1.1 million for employee termination benefits and $42,000 for other exit costs.

      In addition, we concluded that certain RDX technology equipment and tangible assets, previously acquired in fiscal 1999 related to the RDX technology, were impaired resulting in a charge of $390,000 and $2.1 million. We concluded the assets would not generate future cash flows. Because we also decided to cease manufacturing of the Focus technology product line, subject to fulfillment of outstanding orders, we recorded a charge of $40,000 for equipment used in the production of Focus technology products. We also wrote off $269,000 for the carrying value of furniture, computers, software and leasehold improvements that were no longer being used.

      During the fourth quarter of 2001, we completed our evaluation of facility needs and recorded a $309,000 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256,000.

      Following the restructuring, the remaining workforce of nine people is assigned to complete the BRITE II pivotal clinical trial and the BRITE SVG and RAPID feasibility clinical trials, as well as to identify strategic partners and promising technology. Once the BRITE II clinical trial is complete and pivotal clinical trial data on drug-coated stents is available, we will decide whether to file for PMA for the RDX system.

Future Operations

      Based on the preliminary results from clinical studies involving drug coated stents, we believe the market for our RDX system likely will be limited. We have agreed to acquire Endologix, Inc. for the opportunity to develop an alternative technology and to manufacture and market a medical device based on this technology that potentially represents a more promising commercial market. Therefore, if stockholders approve and the merger is consummated, we expect to begin combining the operations of Endologix with ours immediately. Although we plan to complete our remaining clinical trials involving the RDX system, unless initial positive results from studies involving competing drug coated stent technologies prove inaccurate, we expect that our ongoing operations following completion of the merger primarily will be research and development of Endologix’s technology, and the production and distribution of the Endologix product(s).

Definitive Merger Agreement

      In February 2002, we signed a definitive merger agreement with Endologix, Inc. The merger is subject to Radiance’s and Endologix’ shareholders’ approval and other customary closing conditions. Endologix is a developer and manufacturer of minimally invasive treatment of vascular diseases. Endologix’ lead technology is the PowerLink System, an endoluminal stent graft (“ELG”) for the treatment of abdominal aortic aneurysms.

      Under the terms of the merger agreement, we will issue $0.75 for each share of Endologix common stock, for an aggregate amount of cash not to exceed $8.4 million and one share of our common stock for each share of Endologix common stock, not to exceed an aggregate issuance of 11,159,052 shares. In addition, we may pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received for the PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration, if payable, in cash or common stock at our sole discretion. The merger agreement also provides for the cancellation of Endologix’ treasury stock and 475,000 shares of Endologix common stock, or 4% of the fully diluted equity of Endologix, that we own.

      Immediately prior to the effective time of the merger, each Endologix common shareholder can elect to receive all or a portion of the merger consideration, excluding any milestone payment, in either cash or stock. If the aggregate amount of cash or stock to be paid by us is insufficient to satisfy all shareholders after we have paid the shareholders who elected to receive cash and stock consideration in a percentage equal to the same percentage of cash and stock we have determined to pay, the remaining consideration will be paid pro rata in accordance with the relative amounts of cash or stock indicated by such remaining shareholder payment elections. Any excess cash or stock, above the amounts elected by Endologix’ shareholders, shall be paid pro rata to the shareholders based on the number of shares of Endologix common stock held by each shareholder immediately prior to the effective time of the merger. Notwithstanding any other provision of the agreement, in no event shall the total amount of cash to be paid by us exceed 50% of the total of all of the merger consideration, valuing each share of our common stock at its NASDAQ market closing price on the day immediately preceding the payment date of the merger consideration. Endologix shareholders who do not vote in favor of the merger, has perfected such holder’s right to an appraisal of the value of their holdings. Endologix will not voluntarily settle any dissenting shareholder’s demand for appraisal or make any settlement offers without our prior consent.

      In addition, we have agreed to loan Endologix up to $3.0 million in the event the merger is not completed. The loan will be collateralized by a first priority security interest on all of Endologix’ intellectual property, and will be due on the earlier of October 1, 2003 or upon the closing by Endologix of an equity or debt financing of $10.0 million or more, a merger in which Endologix is not the surviving entity, or the sale of all or substantially all of its assets.

Significant Accounting Policies and Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Radiance evaluates its estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities and the potential outcome of litigation. Radiance bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      Radiance believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	allowances for accounts receivable and inventory;

•	long-lived assets, including intangible assets; and

•	income taxes.

      Radiance maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates are based on the Company’s review of the aging of customer balances, correspondence with the customer, and the customer’s payment history. If additional information becomes available to the Company indicating the financial condition of the customer is deteriorating, additional allowances may be required. Radiance writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We revised our estimate of demand for our Focus technology products in 2001, which resulted in the write-down of inventory. Radiance records an impairment charge, or expense, for long-lived assets whenever events or changes in circumstances indicate that the value recorded for the asset may not be recoverable. Future changes in operations, such as our decision to discontinue new sales of our Focus product, adverse market conditions or the introduction of competing technologies, such as drug-coated stents, among other things, could cause us to write down the asset (i.e., record an expense) to better reflect our current estimate of its value. Radiance reduces its deferred tax assets to zero due to uncertainties concerning the future realization of the related tax benefits, primarily due to our history of losses. In the event Radiance was to determine that it would be able to realize some or all of the tax benefit of the deferred tax assets, the valuation allowance would be reduced, resulting in increased income in the period such determination was made.

Results of Operations

Comparison of Years Ended December 31, 2000 and 2001

      Product Sales. Sales decreased 48% to $1.1 million in the year ended December 31, 2001 from $2.1 million in the year ended December 31, 2000, as a result of increased competition for angioplasty catheter and stent products. Because we discontinued manufacturing and marketing of our Focus technology products as part of our restructuring plan, we anticipate only minor product sales in 2002 from our existing products. However, we have signed a definitive merger agreement with Endologix. If the shareholders of both companies approve the merger, the amount and composition of our product sales could change in the future.

      License Revenue. License revenue decreased 4% to $6.5 million in the year ended December 31, 2001 from $6.8 million in the year ended December 31, 2000. Our technology license agreement with Guidant resulted in $6.4 million in royalties in each of 2000 and 2001. In addition, we recognized $300,000 in minimum royalties in 2000 and $17,000 in minimum royalties in 2001, under our agreement with Escalon Medical Corporation (“Escalon”). We currently do not expect to receive more than the minimum royalties due under the Escalon agreement, which we will recognize as revenue when cash is collected due to the uncertainty as to whether Escalon has the ability to pay the amounts due under the agreement.

      The source of license revenues is primarily royalties received from sales of licensed products by Guidant. Thus, changes in Guidant’s sales of licensed products will significantly impact future revenues. Although the license agreement with Guidant expires in June 2005, if at any time Guidant discontinued selling licensed products, we would not receive royalties from them in excess of the minimum annual amount of $250,000.

      Cost of Product Sales. The cost of product sales decreased 22% to $1.1 million in the year ended December 31, 2001 from $1.5 million in the year ended December 31, 2000. This decrease was attributable primarily to a 48% decrease in product sales to $1.1 million in the year ended December 31, 2001 from $2.1 million in the year ended December 31, 2000, partially offset by an increase in cost of product sales of $216,000 due to inventory reserves for expired products. Although sales decreased 48%, because cost of sales includes costs that are fixed and do not vary with production, the cost of sales for 2001 did not decrease by the same percentage.

      Cost of Sales from Restructuring. Due to our restructuring and discontinuance of the marketing of existing products that we announced in the third quarter of 2001, we wrote-off $601,000 of inventory that would not be used to fulfill existing customer orders. We do not anticipate any more write-offs of inventory due to the restructuring.

      Gross Profit. Gross profit decreased 21% to $5.9 million in the year ended December 31, 2001 from $7.5 million in the year ended December 31, 2000. The decrease in gross profit for the year ended December 31, 2001 was due primarily to the inventory write off of $601,000 as a result of the restructuring, a decrease in product sales of $1.0 million because of increasing competition and the aging of our Focus technology product line, and a decrease in license revenue of $283,000 under the Escalon agreement following its amendment in February 2001.

      Gross profit on product sales decreased 106% to $(38,000) in the year ended December 31, 2001 from $674,000 in the year ended December 31, 2000, due primarily to a decrease in product sales of $1.0 million and the fixed cost component of cost of sales that does not vary with production.

      Research and Development. Research and development expenses increased 27% to $14.6 million in the year ended December 31, 2001 from $11.5 million in the year ended December 31, 2000. The primary reason for this increase was additional spending on clinical trials and development of pilot production for the RDX system. Because we discontinued new research and development projects as part of our 2001 restructuring plan, we anticipate materially lower research and development expenses in 2002 for our existing technology. If the merger with Endologix is approved, because they are conducting research and development projects and a pivotal U.S. clinical trial, and plan future clinical trials, our research and development expenses for the newly combined company could be significantly higher than our current projection for 2002.

      Marketing and Sales. Marketing and sales expenses increased 55% to $1.3 million in the year ended December 31, 2001 from $842,000 in the year ended December 31, 2000. This increase was primarily the result of the expiration of a marketing allowance for Cathex, our Japanese Focus technology distributor, in the fourth quarter of 2000. Because we discontinued marketing and sales of our existing products as part of our 2001 restructuring plan, we do not anticipate any marketing and sales expenses in 2002 for our existing products. Endologix is marketing its PowerLink System in Europe and is spending funds to develop its international sales and distribution network. Because of this, if the merger is approved, our marketing and sales expenses could be significantly higher than our current forecast for 2002.

      General and Administrative. General and administrative expenses decreased 17% to $2.6 million in the year ended December 31, 2001 from $3.1 million in the year ended December 31, 2000. The decrease was due primarily to lower bonus and payroll expenses from personnel reductions. We anticipate that general and administration expenses for 2002 will be materially lower than for 2001, unless the merger with Endologix is approved. Assuming that the merger is approved, we still anticipate that the total general and administration expense for 2002 will be comparable to that of 2001.

      Restructuring Charges. We recognized restructuring charges totaling $4.6 million in the year ended December 31, 2001. The charges consisted of a $2.1 million impairment charge for previously acquired RDX developed technology, $1.1 million of involuntary employee termination costs, a $699,000 impairment charge for manufacturing and other operating assets, $344,000 charge, comprised of manufacturing facility setup and sub-license fees and non-cancelable commitments under agreements with Bebig, $20,000 in other non-cancelable commitments, $309,000 of non-cancelable lease commitments, net of estimated sublease income of $256,000, and $42,000 of other non-cancelable commitments and exit costs.

      Other Income (Expense). Other income decreased 39% to $1.5 million for the year ended December 31, 2001 from $2.5 million in the year ended December 31, 2000. Interest income was $1.4 million in each of the years ended December 31, 2001 and 2000. Gain on sale of assets decreased to $89,000 in 2001 from $1.1 million in 2000. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase an equity investment, which expired without exercise in December 2000.

Comparison of Years Ended December 31, 1999 and 2000

      Product Sales. Sales decreased 45% to $2.1 million in the year ended December 31, 2000 from $3.9 million in the year ended December 31, 1999. In January 1999, we sold our vascular access product line and related assets and acquired the former Radiance. As a result of increased competition for angioplasty catheter products, sales of our Focus technology products decreased 38% to $2.1 million in the year ended December 31, 2000 from $3.4 million in year ended December 31, 1999. As a result of our sale of the vascular access product line, there were no sales of vascular access products in the year ended December 31, 2000 compared to $486,000 in sales in the year ended December 31, 1999.

      License Revenue. License fee and other revenue increased 138% to $6.8 million in the year ended December 31, 2000 from $2.9 million in the year ended December 31, 1999. In 1998, we signed a technology license agreement with Guidant, which resulted in $2.3 million in milestone-related license fees and $250,000 in royalties in 1999 and $6.4 million in royalties in 2000. In addition, in each of 1999 and 2000, we recognized $300,000 in minimum royalties under the agreement with Escalon.

      Cost of Product Sales. The cost of product sales decreased 48% to $1.5 million in the year ended December 31, 2000 from $2.8 million in the year ended December 31, 1999. This decrease was attributable primarily to a 45% decrease in sales to $2.1 million in the year ended December 31, 2000 from $3.9 million in the year ended December 31, 1999.

      Gross Profit. Gross profit increased 92% to $7.5 million in the year ended December 31, 2000 from $3.9 million in the year ended December 31, 1999. The increase in gross profit for the year ended December 31, 2000 was due primarily a $3.9 million increase in license revenue, for which there is no associated cost of sales, and was partially offset by a decrease in product sales.

      Gross profit on product sales decreased 31% to $674,000 in the year ended December 31, 2000 from $1.0 million in the year ended December 31, 1999. Although product sales decreased 45%, the decrease in gross profit for 2000 product sales was just 31% because a larger percentage of the product sales for 2000 were in markets where we charged more for the same products.

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

      General and Administrative. General and administrative expenses increased 25% to $3.1 million in the year ended December 31, 2000 from $2.5 million in the year ended December 31, 1999. The increase was due primarily to $386,000 in legal costs associated with the Endosonics litigation and higher bad debt expense of $179,000 in 2000 compared with 1999.

      Charge for Acquired In-Process Research and Development. We recognized a charge of $4.2 million in the year ended December 31, 1999. We incurred the charge for the acquisition in January 1999 of the shares of the former Radiance Medical Systems that we did not already own.

      Other Income (Expense). Other income decreased 4% to $2.5 million for the year ended December 31, 2000 from $2.6 million in the year ended December 31, 1999. Interest income increased 11% to $1.4 million in the year ended December 31, 2000 from $1.2 million in the year ended December 31, 1999. The increase in interest income was due primarily to an increase in invested cash from our secondary offering in October 2000. Gain on sale of assets decreased to $1.1 million in 2000 from $1.3 million in 1999 as the 1999 gain included the sale of the assets of the vascular access product line and related assets. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase certain equity investments held by us.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily by:

•	selling our equity securities;

•	obtaining advances from EndoSonics, our former parent company;

•	licensing our technologies; and,

•	entering into international product distribution agreements.

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

      In the third quarter of 1997, SCIMED Life Systems, Inc. exercised 120,000 common stock warrants, obtained from us through a 1995 stock purchase and technology license agreement, for $377,000. We also received $200,000 from the sale of 25,000 shares of our common stock to Cathex, Ltd. under a May 1997 agreement that gave Cathex exclusive product distribution rights in Japan for our existing products until January 1, 2001. We agreed to terminate the distribution agreement with Cathex in the fourth quarter of 2000.

      In January 1999, we also sold substantially all of our vascular access product line and related assets to Escalon Medical Corporation for approximately $2.1 million. In lieu of minimum royalties payable through January 2004, we are receiving periodic payments of interest and principal under a note with a face value of $718,000 (Note 2 to the Consolidated Financial Statements).

      In June 1999, we granted Cosmotec Co., Ltd. of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment and began recognizing income ratably over the estimated seven-year term of the agreement. As part of the transaction with Cosmotec, in August 1999, we acquired a 51% interest, for $233,000, in a joint venture named Radiatec, with an affiliate of Cosmotec to gain regulatory approval of and provide distribution for the RDX system in Japan.

      We borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt in June 2000 to reflect the fair value of the 5%, $1.0 million face amount convertible debenture. On September 13, 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share (Note 10 to the Consolidated Financial Statements).

      In July 1999, we entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, we paid $732,000 during 2000 and were committed to pay approximately $710,000 in 2001 of certain facility set-up fees. In February 2001, we agreed to second and third amendments of the manufacturing agreement. The second amendment called for the expansion of the production capacity, and we were committed to pay additional fees of approximately $635,000 in 2001, bringing the total fees for 2001 to approximately $1.3 million. During 2001, we paid all of the aforementioned fees following the achievement of manufacturing milestones by Bebig, with the exception of a portion of one milestone for $51,000 that Bebig did not complete before manufacturing was discontinued following our restructuring (Note 15 to the Consolidated Financial Statements). In addition, we completed the preparation of certain manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and Bebig purchased it for $450,000, which approximated our cost.

      The third amendment, which had a one-year term, increased the amount we would pay Bebig for each unit produced and set a minimum facility charge. We also agreed to pay all material and third party costs associated with production validation and an agreed amount for each unit produced. In 2001, we paid a total of $278,000 for minimum facility fees, $54,000 for reimbursement of third party costs for charges incurred prior to the discontinuance of manufacturing following our restructuring, and $139,000 in non-cancelable commitments through the term of the manufacturing agreement.

      In May 2001, we agreed to a fourth amendment to the agreement under which Bebig would fulfill customer service functions for an annual fee of $95,000. In 2001, we paid $48,000 in fees for services performed and the remaining $47,000, excluding $8,000 in associated taxes, for the non-cancelable commitment under the agreement through April 2002.

      In conjunction with the contract manufacturing agreement, we entered into a three year sub-license agreement with Bebig for radiation technology that we believed might be useful in the development of its radiation therapy products. During 2001, we recorded $125,000 in license fee expense and paid an additional $150,000 for license rights through November 2002. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license was subject to renewal, without cost, until the underlying patents’ expiration dates.

      We have expensed, as research and development costs, all costs associated with the contract manufacturing and license agreements with Bebig, except those expensed as restructuring costs.

      In September 2001, we implemented a restructuring plan that included the discontinuance of European manufacturing (Note 15 to the Consolidated Financial Statements). As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig, including the remaining minimum sub-license fee totaling $344,000, was included as a component of the restructuring charge that we paid in the fourth quarter of 2001. We did not owe any amounts to Bebig at December 31, 2001. As a result of the restructuring, at December 31, 2001 we had $920,000 in accrued liabilities, of which $841,000 will be paid in 2002 and $79,000 will be paid in 2003.

      Net cash used in operating activities increased 47% to $10.0 million for the year ended December 31, 2001 from $6.7 million for the year ended December 31, 2000. The increase in net cash used resulted primarily from higher research, development and clinical expenses for 2001 compared with 2000. Due to our restructuring, we believe that research and development expenses will decrease for the year ended December 31, 2002 compared with the year ended December 31, 2001, without taking into account the increase that would result if we complete the merger with Endologix. If the merger with Endologix is approved, we anticipate that net cash used in operating activities will be somewhat less than that for 2001.

      At December 31, 2001, we had cash, cash equivalents and marketable securities available for sale of $20.3 million. We expect to incur substantial costs related to, among other things, U.S. clinical testing prior to achieving positive cash flow from operations in late 2002. We anticipate that our cash and anticipated revenues from operations will be sufficient to fund our operations through at least the second quarter of 2003. However, if the merger with Endologix is approved by both company’s shareholders, we will pay $8.4 million to Endologix shareholders as part of the merger consideration and our capital requirements will be substantially higher. Moreover, our future capital requirements will depend on many factors, including:

•	approval of the merger with Endologix;

•	our research and development programs;

•	the scope and results of clinical trials;

•	the regulatory approval process;

•	the costs involved in intellectual property rights enforcement or litigation;

•	competitive products;

•	the establishment of manufacturing capacity;

•	the establishment of sales and marketing capabilities;

•	the establishment of collaborative relationships with other parties; and,

•	the ability to develop technology and to commercialize products.

      We likely will need to raise funds through additional financings, including private or public equity or debt offerings and collaborative arrangements with existing or new corporate partners. We cannot assure you that we will be able to raise funds on favorable terms, or at all. If adequate funds are not available, we may need to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to grant rights to technologies or products that we would not otherwise grant.

      Trade accounts receivable, net, decreased 75% to $139,000 at December 31, 2001 from $564,000 at December 31, 2000. The decrease resulted primarily from lower product sales.

      Other receivables decreased 8% to $2.3 million at December 31, 2001 from $2.5 million at December 31, 2000. The decrease is attributable primarily to the $347,000 reimbursement of a portion of the secondary offering costs by Endosonics Corporation, and a $165,000 decrease in royalty revenue receivable from Escalon Medical Corporation, partially offset by an increase of $203,000 in royalty revenue receivable from Guidant Corporation.

      Inventory decreased 93% to $73,000 at December 31, 2001 from $1.1 million at December 31, 2000. The decrease was due primarily to the write-off of $601,000 of excess and unsalable inventories because we discontinued RDX catheter and Focus technology production under the restructuring plan. The decrease in inventories also was due to the disposal of Focus technology-related inventories because of our estimation of decreasing demand.

      Property and equipment, net, decreased 99% to $10,000 at December 31, 2001 from $743,000 at December 31, 2000, due primarily to an impairment charge of $699,000 in September 2001 as part of our restructuring.

      Intangibles, net, which were comprised of acquired, developed RDX technology and the acquired value of the assembled RDX workforce, decreased 100% to zero at December 31, 2001 from $2.8 million at December 31, 2000. This decrease was due to amortization of $700,000 in 2001, followed by an impairment charge of $2.1 million taken at the end of the third quarter 2001 following our decision to restructure and to discontinue RDX system sales.

      Accounts payable and accrued expenses increased 20% to $3.1 million at December 31, 2001 from $2.6 million at December 31, 2000. This increase was attributable to higher accruals for clinical expenditures of $788,000 and accrued restructuring expenses, including $619,000 for involuntary employee terminations and $301,000 for non-cancelable commitments.

      Deferred revenue decreased 18% to $360,000 at December 31, 2001 from $441,000 at December 31, 2000. The decrease was due to continuing amortization of deferred distributor fees from Cosmotec (Note 3 to the Consolidated Financial Statements).

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

      From our formation in 1992 to December 31, 2001, we have incurred a cumulative net loss of approximately $61.4 million. We incurred a net loss of $15.6 million for the year ended December 31, 2001 and incurred a net loss of $5.5 million for the year ended December 31, 2000. We expect to be profitable in 2002, but it is possible that we may never achieve profitability. Because Endologix management does not anticipate profitable operations for at least the next two years, the pending merger with Endologix, if approved, will result in combined operations that we expect will be unprofitable for at least the next two years.

We will not seek U. S. regulatory approval of the RDX system if we don’t believe that it can compete against drug-coated stents or other rival products.

      Unless clinical study data involving drug-coated stents from the pivotal, larger studies planned or in progress show restenosis rates significantly higher than reported in pilot studies, the market for the RDX system likely will be limited. Depending upon our estimate of the market for our RDX system, based on the clinical data for drug-coated stents or other products, we may not seek U.S. regulatory approval to market the RDX system.

We cannot assure you that we will be able to obtain regulatory approvals for the RDX system.

      We need to complete a U.S. pivotal human clinical trial for the RDX system. The RDX system is the only product we have under development and it has not been approved for marketing by the Food and Drug Administration, or FDA. Prior to granting approval, the FDA may require more information or clarification of information provided in our regulatory submissions, or more clinical studies, which could require significant additional expenditures. If granted, the FDA may impose limitations on the uses for which or how we may market the RDX system. Should we experience delays or be unable to obtain regulatory approvals, we may never generate significant revenues, and our business prospects will be substantially impaired.

Even if we receive necessary regulatory approval, we may not be able to commercialize the RDX system successfully.

      The RDX system and any other product that we choose to develop require significant testing. Our development of products is subject to the risks of failure commonly experienced in the development of new products based on innovative or novel technologies. Any or all of these proposed technologies and products might prove to be ineffective, unsafe or uneconomical to manufacture commercially. Even if our products are safe and effective, we cannot guarantee that we will be able to manufacture or market them successfully, either on our own or through third parties, or that we will manage the expansion of our operations successfully.

If we receive regulatory approval for our products and decide to market them, we will need to grow rapidly. Rapid growth may strain the capabilities of our managers, operations and facilities and, consequently, could harm our business.

      If we obtain the required U. S. regulatory approval for the RDX system, commercial-scale production will require us to expand our operations. Rapid growth may strain our managerial and other organizational resources. Our ability to manage our growth will depend on the ability of our officers and key employees to:

•	operate or contract with production facilities that can handle the radiation sources required for the manufacture of the RDX system;

•	manage the simultaneous manufacture of different products efficiently and integrate the manufacture of new products with existing product lines;

•	address difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel; and,

•	implement and improve our operational, management information and financial control systems.

We rely on a single vendor to supply our radioactive sources and perform final assembly of the RDX system, and any disruption in our supply could delay or prevent us from completing our clinical trials.

      Although we did manufacture components and sub-assemblies for the RDX system, we do not apply the beta radiation. Currently, we rely on a small, U.S. based manufacturer to supply us with radioactive source balloons for use in clinical trials. In addition, our reliance on sole source manufacturers exposes our operations to disruptions in supply caused by:

•	failure of our suppliers to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, floods or earthquakes;

•	a supply shortage experienced by our sole source manufacturer; and

•	the fiscal health and manufacturing strength of our contract manufacturer.

      The occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in supply from our sole source contract manufacturer likely would cause us to halt or delay our clinical trials. Because of the short shelf life of the RDX system, it is unlikely that we would have sufficient inventory to mitigate the adverse impact of any supply disruption. In addition, the risk of a supply disruption could occur because our supplier fails to comply with extensive radiation safety regulations in the United States. The complexity of these regulations and the danger inherent in handling radioactive material increases the possibility of a supply disruption by one of our contract manufacturers. Because we do not have alternative suppliers and manufacturers, our sales and profitability would be harmed in the event of a disruption.

The short shelf life of the RDX system will require us to develop an efficient distribution system and increases the likelihood of product waste, reduced margins and losses.

      The beta radiation we use in the RDX system has a relatively short half-life. Therefore, we expect the RDX system to have a shelf life of approximately 12 days, which will make it critical for us and for our contract manufacturers to ship the products as close to the date of use as possible before the radioactive isotope decays into stable, non-radioactive elements. To do this, we will need to develop an efficient distribution system with a high degree of coordination among a contract manufacturer, the distributor, the shipping carrier, the end user and us if we eventually market the product in the U.S.

      If we fail to establish adequate shipping and logistic capabilities or manufacturing sources, we will be unable to commercialize the RDX system successfully. Moreover, even if we establish an efficient distribution system, any disruption or lack of coordination will result in product waste, which would reduce our margins and may make sales of the RDX system unprofitable.

We are currently only developing a single technology, the RDX system, and are seeking new technology to add to our potential product base. If we do not complete the merger with Endologix, we will have only one product technology, which may be obsolete.

      Although we are seeking new technology, we may not be able to identify a technology suitable for our business that can be obtained on acceptable terms. We have agreed to merge with Endologix but need to obtain shareholder approval to consummate the transaction. If the shareholders of both companies do not approve the merger, the RDX system will remain our only technology in development. Based on initial data from clinical studies involving drug-coated stents, a competing technology to our RDX system, we believe the market for the RDX system likely will be limited.

Our operations are capital intensive, and we may need to raise additional funds in the future to fund our operations.

      Our activities are capital intensive. Although our current cash balance should be sufficient to reach FDA approval for the RDX system if we seek approval, it may not be sufficient to fund the development of both the RDX system and Endologix’s PowerLink System to FDA approval, if we complete the merger with Endologix. Although we believe that our cash and anticipated revenues from operations will be sufficient to meet our planned capital requirements at least through the second quarter of 2003, we most likely will require additional capital thereafter. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	whether we complete the merger with Endologix;

•	the scope and results of our clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property; the establishment of high volume manufacturing and sales and marketing capabilities; and,

•	our success in entering into collaborative relationships with other parties.

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

      Our third party manufacturer must comply with extensive radiation safety regulations in the United States that govern the import/export, manufacture, distribution, use and disposal of radioactive materials. For example:

•	Bebig and any other manufacturer, supplier and distributor must obtain licenses from United States and international nuclear regulators, as applicable, such as the U.S. NRC, to distribute radiation sources commercially;

•	Bebig or any other manufacturer, supplier and distributor must comply with U.S. or international nuclear regulations, U.S. Department of Transportation and International Air Transport Association regulations, as applicable, governing the labeling and packaging requirements for shipment of radiation sources to hospitals or to the other users of the RDX system; and

•	hospitals may need to obtain or expand their licenses to use and handle beta radiation prior to using the RDX system.

      Violations of these regulations and laws by us, our suppliers or our distributors, or any malfunctions of our system or errors by hospitals and physicians in administering treatment, could result in accidental contamination or injury, as well as unexpected remedial costs and penalties. Any such violation or incident could lead to suspension of our trials of the RDX system. Regulatory enforcement action such as civil penalties or license suspension or revocation likewise could lead to suspension of our clinical trials. Even if our clinical trials are not affected, we may need to spend substantial funds to litigate and defend ourselves from any claims or pay any settlements. In addition, because the RDX system is a new treatment, any similar regulatory violations or incidents involving our competitors could reduce the likelihood of regulatory approval for the RDX system or could delay or erode acceptance of the RDX system by physicians and patients.

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

Our primary source of revenues is our Focus technology license agreement with Guidant.

      Our current and future revenues depend on the number of stent delivery systems that incorporate our Focus technology that are sold by Guidant Corporation. Approximately 84% of our total revenues in the year ended December 31, 2001 were revenues pursuant to a license agreement with Guidant. This agreement grants Guidant the right to manufacture and distribute stent delivery products using our Focus technology, including exclusive rights within the United States. Under the agreement, we receive royalty payments based upon the sale of products using the Focus technology. We expect that our revenues from the Guidant license agreement will decline over the next few years as technological changes in the stent market make our Focus stent technology obsolete. Our revenues may decline precipitously, and our business may be harmed, if Guidant:

•	terminates the license agreement;

•	is unable to sell stent delivery systems that incorporate our Focus technology; or

•	does not incorporate our Focus technology into future generations of its stent delivery systems.

We will need to devote significant resources to market our products and technology to physicians in order to achieve market acceptance. If we fail to achieve market acceptance, our business will suffer.

      Although the FDA has approved a Johnson & Johnson gamma radiation device and a Novoste beta radiation device, we believe that unless clinical study data involving drug-coated stents from pivotal, larger studies show restenosis rates significantly higher than reported for feasibility studies, physicians are unlikely to accept vascular radiation therapy products. We also cannot predict how the short shelf life of our products will affect clinical acceptance by physicians. Other companies may have superior resources to market similar products or technologies or have superior technologies and products to market. Therefore, even if our products gain regulatory approval, we will need to spend significant resources prior to achieving market acceptance. Any failure of our products to achieve commercial acceptance, or any inability on our part to devote the requisite resources necessary to market our products, will harm our business.

We may rely on third-party distributors to sell and market any product we develop. They may do so ineffectively.

      We may depend on medical device distributors and strategic relationships, some of which may be with our competitors, to distribute the RDX system or any other product we develop. Significant consolidation among medical device suppliers has made it increasingly difficult for smaller suppliers like us to distribute products effectively without a relationship with one or more of the major suppliers. Consequently, we may enter into agreements with third parties to distribute any product we develop. If we enter into such relationships, we will depend directly on their efforts to market the any product we develop, yet we will be unable to control their efforts completely. If our distributors fail to market and sell our products effectively, our operating results and business may suffer substantially, or we may have to make significant additional expenditures to market our products.

The RDX system relies upon our non-exclusive sub-license of the Hehrlein patents from Bebig. We may lose the rights to the Hehrlein patents and be forced to re-configure our existing base technology and seek new regulatory approvals.

      We own two United States patent and own several pending patent applications relating to the proprietary devices comprising the RDX system. We also have obtained a non-exclusive license from Bebig to utilize technology covered by the Hehrlein patents concerning the uniform application of radiation to a balloon. The license with Bebig expires in November 2002, although either party may renew the sub-license through the date that the license expires, at which time the rights to the Hehrlein patents will revert to Hehrlein. If we subsequently decide to market the RDX system, we may be unable to obtain the rights to the Hehrlein patents. Furthermore, either party may terminate the sub-license for material breach. In the event that Bebig terminates the sub-license, we may be forced to re-design the RDX system to allow for the application of radiation to the balloon catheter in a manner that is still effective in treating restenosis, and also may need to seek new regulatory approvals, which would substantially delay product sales.

The market for our products is highly competitive, and competing medical device technologies, especially drug-coated stents, may prove more effective in treating these conditions than our product candidates.

      Competition in the market for devices used in the treatment of cardiovascular and peripheral vascular disease is intense, and we expect it to increase. The RDX system and other potential products will compete with treatment methods that are well established in the medical community, as well as treatments based on new technologies, such as drug-coated stents. We face competition from manufacturers of other catheter-based atherectomy devices, vascular stents and pharmaceutical products intended to treat vascular disease.

      Drug-coated stents are the most likely competitive device we face. However, even in the event drug-coated stents do not prove to be as effective as initial clinical data indicates, we also would expect to face competition from treatments based on technologies that Novoste Corporation, Johnson & Johnson, Guidant and others are developing. The most significant treatments, other than drug-coated stents, that pose a competitive challenge to us include:

•	Novoste’s beta radiation seed-based system, which is available in the U.S. and Europe;

•	Johnson & Johnson’s gamma radiation wire-based system, which is available in the U.S. and Europe;

•	Guidant’s beta radiation wire-based system;

•	drugs;

•	other radioactive wire-based systems; and

•	other technologies in various phases of development, including gene therapy, x-ray and ultrasound.

      Any of these treatments could prove to be more effective or may achieve greater market acceptance than the RDX system. Even if these treatments are not as effective as the RDX system, many of the companies pursuing these treatments and technologies have:

•	significantly greater financial, management and other resources;

•	more extensive research and development capability;

•	the mix between pilot production of new products and full-scalle manufacturing of existing products;

•	established market positions;

•	larger sales and marketing organizations; and,

•	variations in foreign exchange rates.

      In addition, we believe that many of the purchasers and potential purchasers of our competitors’ products prefer to purchase catheter and stent products from a single source. Accordingly, many of our competitors, because of their size and range of product offerings, will have an advantage over us.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter. This fluctuation may negatively impact our stock price in the future.

      Because the RDX system is still in the research and development phase, we cannot predict when, if ever, we will have revenues based on the U.S. sales of the RDX system. Also, our current revenues are attributable primarily to a license agreement with Guidant, which limits our ability to predict future revenues. Moreover, we expect revenues pursuant to the license agreement with Guidant to diminish in the future as technology changes. In addition to the foregoing factors, our quarterly revenues and results of operations have fluctuated in the past and may fluctuate in the future due to:

•	the conduct of clinical trials;

•	the timing of regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	new product introductions both in the United States and internationally; and,

•	changes in third-party payors’ reimbursement policies.

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

      Our products must comply with regulatory requirements imposed by the FDA and similar agencies in foreign countries. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive FDA review process and other costly and time-consuming procedures. It often takes companies several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA pre-market approval process;

•	U.S., individual state and foreign nuclear requirements;

•	California Department of Health Services requirements;

•	ISO 9001/ EN46001 certification;

•	U.S. Department of Transportation and International Air Transport Association requirements; and

•	European Union CE Mark requirements.

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

      Our success in marketing products based on novel or innovative technology depends in large part on whether domestic and international government health administrative authorities, private health insurers and other organizations will reimburse customers for the cost of our product. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Further, many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. We cannot assure you that sufficient reimbursement will be available for any product that we may develop, in either the United States or internationally, to establish and maintain price levels sufficient to realize an appropriate return on the development of our new products.

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

      Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have filed and intend to continue to file patent applications for various aspects of our technology. However, we face the risks that:

•	we may fail to secure necessary patents prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and

•	our already-granted patents may be reexamined, reissued or invalidated.

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

If our current products or licensed products infringe upon the intellectual property of our competitors, the sale of these products may be challenged and we may have to defend costly and time-consuming infringement claims.

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

      Our failure to obtain rights to intellectual property of third parties or the potential for intellectual property litigation could force us to do one or more of the following:

•	stop selling, making or using our products that use the disputed intellectual property;

•	obtain a license from the intellectual property owner to continue selling, making, licensing or using our products, which license may not be available on reasonable terms, or at all;

•	redesign our products or services; and

•	subject us to significant liabilities to third parties.

      If any of the foregoing occurs, we may be unable to manufacture and sell our products or license our technology and may suffer severe financial harm. Whether or not an intellectual property claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could harm our business.

We may face product liability that could result in costly litigation and significant liabilities.

      Clinical testing, manufacturing and marketing of our products may expose us to product liability claims. Although we never have been subject to a product liability claim, and have discontinued marketing or products following the restructuring, we cannot assure you that there will not be any claims brought against us in the future. Even then, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products and our ability to obtain and maintain regulatory approval for our products.

The price of our stock may fluctuate unpredictably in response to factors unrelated to our operating performance.

      The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of small medical device companies, like ours, has been very unpredictable and may vary in response to:

•	announcements by us or our competitors concerning technological innovations;

•	introductions of new products;

•	FDA and foreign regulatory actions;

•	developments or disputes relating to patents or proprietary rights;

•	public concern over the safety of radiation-based therapeutic products;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding our common stock;

•	changes in healthcare policy in the United States or other countries; and

•	general stock market conditions.

Some provisions of our charter documents may make takeover attempts difficult, which could depress the price of our stock and inhibit your ability to receive a premium price for your shares.

      Provisions of our amended and restated certificate of incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our amended and restated certificate of incorporation allows our board of directors to issue up to five million shares of preferred stock and to fix the rights and preferences of such shares without stockholder approval. Any such issuance could make it more difficult for a third party to acquire our business and may adversely affect the rights of our stockholders. In addition, our board of directors is divided into three classes for staggered terms of three years. These provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of our common stock.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

      Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock. We have approximately 13,168,000 shares of common stock outstanding. All of these shares are freely tradable without restrictions under the Securities Act. We will issue up to an additional 11,159,052 shares of our common stock if we complete the merger with Endologix. We have agreed to register these shares for resale within ten business days after the completion of the merger. Although the officers and directors of Endologix will be unable to sell their shares of our common stock until 180 days after the date the shares are registered, the possibility that the remaining shares issued in the merger could be sold may cause the market price of our common stock to drop.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

      Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2001, our investment portfolio included only high-grade corporate bonds and commercial paper and government bonds all with remaining maturities of less than two years.

      The table below provides information about our available-for-sale investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

      Principal amounts by expected maturity in the subsequent twelve-month periods ending December 31:

				Fair Value at
				December 31,
	2001	2002	Total	2001

	(In thousands, except interest rates)
Cash and cash equivalents	$3,484	—	$3,484	$3,484
Weighted average interest rate	2.12%	—	2.12%
Investments	$12,100	$4,500	$16,600	$16,983
Weighted average interest rate	6.65%	5.87%	6.44%
Total portfolio	$15,584	$4,500	$20,084	$20,467
Weighted average interest rate	5.63%	5.87%	5.69%

      Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries and because our international transactions are denominated primarily in U.S. dollars.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued FAS No. 141 and 142. FAS No. 141, “Business Combinations,” is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company will adopt both FAS No. 141 and 142 on January 1, 2002. The Company believes that adoption of these statements will not have an impact on its consolidated financial statements.

      In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and will be adopted by the Company on January 1, 2002. The Company believes that the adoption of FAS No. 144 will not have an impact on its consolidated financial statements.

Item 8.     Financial Statements

      The financial statement schedule listed under Part IV, Item 14, is filed as part of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Officers of the Registrant

      The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2002 Annual Meeting. The information concerning our executive officers required by this item is incorporated by reference to the section of Part I hereof entitled “Executive Officers of the Registrant.”

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2002 Annual Meeting.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2002 Annual Meeting.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2002 Annual Meeting.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

      1. Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Accountants Consolidated Balance Sheets — December 31, 2000 and 2001

Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements for the years ended December 31, 1999, 2000 and 2001

      2. Financial Statement Schedule.

           II — Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.

      3. Exhibits.

Reference is made to Item 14(c) of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      None.

      (c) Exhibits.

Exhibit
Number	Description

2.4(12)	Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical Systems, Inc.
2.5(13)	Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.
2.5.1**	Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.5.2**	Short-Term Note, Exhibit 1, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.5.3**	Long-Term Note, Exhibit 2, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.6	Agreement and Plan of Merger, dated as of February 8, 2002, by and among the Company, RMS Acquisition Corp. and Endologix, Inc.
3.1(10)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(1)	Specimen Certificate of Common Stock
4.2††	Form of $1,000,000 5% Convertible Debenture issued by the Company to Cosmotec Co., Ltd. on June 15, 2000
10.1(3)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers
10.2(3)	The Registrant’s 1996 Stock Option Plan and forms of agreements thereunder
10.3(3)	The Registrant’s Employee Stock Purchase Plan and forms of agreement thereunder
10.7(3)*	Stock Purchase and Technology License Agreement dated September 10, 1994, as amended on September 29, 1995, by and among EndoSonics, the Company and SCIMED Life Systems, Inc.
10.15(3)	Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company
10.20(6)	License Agreement dated May 16, 1997, by and between the Company and EndoSonics
10.21(6)	Registration Rights Agreement dated as of January 26, 1997 by and between the Company and EndoSonics
10.22(7)	Supplemental Stock Option Plan
10.23(8)	Stock Repurchase Agreement dated as of February 10, 1998 by and between EndoSonics and the Company
10.24(9)*	License Agreement by and between the Company and Guidant dated June 19, 1998
10.25(14)	1996 Stock Option/ Stock Issuance Plan (as Amended and Restated as of April 8, 1997, March 12, 1998 and November 3, 1998)
10.26(15)	1997 Stock Option Plan (As Amended as of June 15, 1998) assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999
10.27†	Amendment to Employment Agreement dated as of February 1, 1999 between the Company and Michael R. Henson and form of Employment Agreement entered into on January 14, 1999 between the Company and Michael R. Henson

Exhibit
Number	Description

10.27.1(16)	Second Amendment to Employment Agreement dated December 10, 1999 between the Company and Michael R. Henson and form of Employment Agreement entered into on January 14, 1999 between the Company and Michael R. Henson
10.27.2(20)	Third Amendment to Employment Agreement dated December 22, 2000 between the Company and Michael R. Henson
10.27.3	Fourth Amendment to Employment Agreement dated December 14, 2001 between the Company and Michael R. Henson
10.28†	Employment Agreement entered into as of February 1, 1999 by and between the Company and Stephen R. Kroll
10.28.1(16)	Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Stephen R. Kroll
10.29†	Form of Employment Agreement by and between the Company and Jeffrey Thiel
10.29.1(16)	Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Jeffrey Thiel
10.29.2(20)	Second Amendment to Employment Agreement dated December 22, 2000 by and between the Company and Jeffrey Thiel
10.29.3	Third Amendment to Employment Agreement dated February 7, 2002 between the Company and Jeffrey Thiel
10.31††	Joint Venture Agreement dated June 15, 1999 between the Company and Globe Co., Ltd. The following exhibits to the Joint Venture Agreement have not been filed: Supply Agreement dated June 15, 1999 between the Company and Radiatec, Inc.; and, International Distributor Agreement dated June 15, 1999 between Radiatec, Inc., Globe Co., Ltd., Cosmotec Co., Ltd. and the Company. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to the Commission upon request
10.32(16)	Form of Employment Agreement dated October 7, 1999 by and between the Company and Edward Smith
10.33(16)	Form of Employment Agreement dated January 14, 1999 by and between the Company and Brett Trauthen
10.33.1(16)	Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Brett Trauthen
10.34(16)*	Facility Set-up and Contract Manufacturing Agreement dated July 28, 1999 between the Company and Bebig GmbH
10.34.1(17)	Amendment to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated July 17, 2000 between the Company and Bebig GmbH
10.34.2**	Amendment No. 2 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
10.34.3**	Amendment No. 3 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
10.34.4(19)	Amendment No. 4 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated May 2, 2001 between the Company and Bebig GmbH
10.34.5	Amendment No. 5 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated November 1, 2001 between the Company and Bebig GmbH
10.35(16)*	License Agreement dated July 28, 1999 between the Company and Bebig GmbH
10.36(18)	Form of Employment Agreement dated August 21, 2000 by and between the Company and Joseph A. Bishop

Exhibit
Number	Description

10.37**	Form of Employment Agreement dated January 15, 2001 by and between the Company and Paul A. Molloy
10.38	Form of Employment Agreement dated December 18, 2001 by and between the Company and David M. Richards
10.39	Loan Agreement, dated as of February 8, 2002, by and between the Company and Endologix, Inc.
21.1(16)	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1†	Power of Attorney

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**	Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

†	Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

††	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999.

(1)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 1996.

(2)	Previously filed as Exhibit 3.4 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 19, 1997.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

(8)	Previously filed as Exhibit 10 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission as of May 14, 1998.

(9)	Previously filed as Exhibit 10.24 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission as of August 11, 1998.

(10)	Previously filed as Exhibit 3.5 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of January 22, 1999.

(12)	Previously filed as Exhibit 2.4 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

(13)	Previously filed as Exhibit 2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

(14)	Previously filed as Annex III to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(15)	Previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(16)	Previously filed as an exhibit to the Company’s report on Form 10-K with the Securities and Exchange Commission on April 14, 2000.

(17)	Previously filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on August 24, 2000.

(18)	Previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.

(19)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2001.

(20)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANCE MEDICAL SYSTEMS, INC.

Date: March 27, 2002

By:	/s/ JEFFREY H. THIEL

Jeffrey H. Thiel
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 27, 2002

By:	/s/ DAVID M. RICHARDS

David M. Richards
Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ JEFFREY H. THIEL (Jeffrey H. Thiel)	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ DAVID M. RICHARDS (David M. Richards)	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 27, 2002

/s/ MICHAEL R. HENSON (Michael R. Henson)	Director	March 27, 2002

/s/ FRANKLIN D. BROWN (Franklin D. Brown)	Director	March 27, 2002

/s/ WILLIAM G. DAVIS (William G. Davis)	Director	March 27, 2002

/s/ EDWARD M. LEONARD (Edward M. Leonard)	Director and Assistant Secretary	March 27, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders

Radiance Medical Systems, Inc.

      In our opinion, the consolidated financial statements listed in the Index at Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of Radiance Medical Systems, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 14(a)(2) on page 37 presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2001, 2000 and 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
February 8, 2002

RADIANCE MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands,
	except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,311	$3,327
Marketable securities available-for-sale, including unrealized gains of $113 and $131	15,162	12,322
Accounts receivable, net of allowance for doubtful accounts of $113 and $244	564	139
Other receivables	2,511	2,310
Inventories	1,085	73
Other current assets	239	133

Total current assets	25,872	18,304

Property and equipment:
Furniture and equipment	2,225	1,544
Leasehold improvements	317	236

	2,542	1,780
Less accumulated depreciation and amortization	(1,799)	(1,770)

Net property and equipment	743	10
Marketable securities available-for-sale, including unrealized gain of $28 and $125, respectively	8,884	4,661
Intangibles, net of amortization	2,786	—
Notes receivable from officers	126	147
Other assets	43	208

Total assets	$38,454	$23,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,589	$3,112
Deferred revenue	81	81

Total current liabilities	2,670	3,193
Deferred revenue	360	279
Minority interest	184	100

Total liabilities	3,214	3,572

Commitments and contingencies (Notes 11 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized, 13,049,000 and 13,122,000 shares issued and outstanding	13	13
Additional paid-in capital	80,886	80,850
Deferred compensation	(208)	(15)
Accumulated deficit	(45,796)	(61,437)
Accumulated other comprehensive income	345	347

Total stockholders’ equity	35,240	19,758

Total liabilities and stockholders’ equity	$38,454	$23,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

RADIANCE MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except
	per share amounts)
Revenue:
Product	$3,856	$2,139	$1,111
License	2,855	6,800	6,528

Total revenue	6,711	8,939	7,639

Cost of sales:
Cost of product sales	2,823	1,465	1,149
Cost of sales from restructuring	—	—	601

Total cost of sales	2,823	1,465	1,750

Gross profit	3,888	7,474	5,889

Operating costs and expenses:
Research and development	8,610	11,508	14,605
Marketing and sales	1,989	842	1,305
General and administrative	2,468	3,097	2,582
Charge for acquired in-process research and development	4,194	—	—
Restructuring charges	—	—	4,617
Minority interest in losses of subsidiary	(6)	(26)	(65)

Total operating costs and expenses	17,255	15,421	23,044

Loss from operations	(13,367)	(7,947)	(17,155)

Other income (expense):
Interest income	1,246	1,383	1,426
Gain on sale of assets	1,335	1,140	89
Other income (expense), net	6	(39)	(1)

Total other income	2,587	2,484	1,514

Net loss	$(10,780)	$(5,463)	$(15,641)

Basic and diluted net loss per share	$(0.98)	$(0.46)	$(1.20)

Shares used in computing basic and diluted net loss per share	10,951	11,749	13,086

The accompanying notes are an integral part of these Consolidated Financial Statements.

RADIANCE MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

								Accumulated
	Common Stock		Additional			Treasury		Other
			Paid-In	Deferred	Accumulated			Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Income	Equity	Loss

	(In thousands)
Balance at December 31, 1998	9,578,000	$10	$60,664	$(409)	$(29,553)	686,000	$(3,675)	$462	$27,499
Acquisition of RMS	1,900,000	2	8,033	—	—	—	—	—	8,035
Exercise of common stock options	359,000	—	259	—	—	—	—	—	259
Employee stock purchase plan	59,000	—	168	—	—	—	—	—	168
Deferred compensation, net	—	—	359	(359)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	244	—	—	—	—	244
Net loss	—	—	—	—	(10,780)	—	—	—	(10,780)	$(10,780)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(202)	(202)	(202)
Unrealized exchange rate loss	—	—	—	—	—	—	—	(112)	(112)	(112)

Balance at December 31, 1999	11,896,000	12	69,483	(524)	(40,333)	686,000	(3,675)	148	25,111	$(11,094)

Exercise of common stock options	130,000	—	479	—	—	—	—	—	479
Employee stock purchase plan	66,000	—	228	—	—	—	—	—	228
Sale of common stock (net of costs of $1,217)	814,000	1	9,357	—	—	(686,000)	3,675	—	13,033
Convertible debenture exercise	143,000	—	1,375	—	—	—	—	—	1,375
Deferred compensation, net	—	—	(36)	36	—	—	—	—	—
Amortization of deferred compensation	—	—	—	280	—	—	—	—	280
Net loss	—	—	—	—	(5,463)	—	—	—	(5,463)	$(5,463)
Unrealized gain on investments, net	—	—	—	—	—	—	—	134	134	134
Unrealized exchange rate gain	—	—	—	—	—	—	—	63	63	63

Balance at December 31, 2000	13,049,000	13	80,886	(208)	(45,796)	—	—	345	35,240	$(5,266)

Exercise of common stock options	21,000	—	38	—	—	—	—	—	38
Employee stock purchase plan	52,000	—	216	—	—	—	—	—	216
Deferred compensation, net	—	—	(290)	290	—	—	—	—	—
Amortization of deferred compensation	—	—	—	(97)	—	—	—	—	(97)
Net loss	—	—	—	—	(15,641)	—	—	—	(15,641)	$(15,641)
Unrealized gain on investments, net	—	—	—	—	—	—	—	115	115	115
Unrealized exchange rate loss	—	—	—	—	—	—	—	(113)	(113)	(113)

Balance at December 31, 2001	13,122,000	$13	$80,850	$(15)	$(61,437)	—	$—	$347	$19,758	$(15,639)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RADIANCE MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Operating activities:
Net loss	$(10,780)	$(5,463)	$(15,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring charges	—	—	3,453
Depreciation and amortization	1,333	1,288	1,057
Amortization of deferred compensation	243	280	(97)
Bad debt expense	(168)	38	131
Charge for acquired in-process research and development	4,194	—	—
Minority interest in losses of subsidiary	(6)	(26)	(65)
Gain on disposal of assets	(1,302)	(223)	(19)
Changes (net of effects of acquisition of interest in (former) Radiance and Radiatec):
Accounts receivable	1,510	468	295
Inventories	97	(263)	411
Other receivables and current assets	(290)	(1,769)	79
Accounts payable and accrued expenses	(2,105)	(125)	523
Deferred revenue	679	(971)	(81)

Net cash used in operating activities	(6,595)	(6,766)	(9,954)

Investing activities:
Purchase of available-for-sale securities	(25,256)	(26,312)	(17,157)
Sales of available-for-sale securities	28,413	22,404	24,335
Capital expenditures for property and equipment	(439)	(100)	(329)
Sale of Vascular Access business unit, net	2,070	—	—
Proceeds from sale of option on investment securities	1,232	252	—
Purchase of controlling interest in Radiatec, net of cash acquired	233	—	—
Purchase of interest in (former) Radiance, net of cash acquired	455	—	—

Net cash provided by (used in) investing activities	6,708	(3,756)	6,849

Financing activities:
Proceeds from issuance of convertible debenture	—	1,000	—
Proceeds from sale of common stock	—	14,250	—
Costs of equity issuances	—	(1,217)	—
Proceeds from sale of common stock under employee stock purchase plan	168	228	216
Proceeds from exercise of stock options	260	479	38
Proceeds from repayment of affiliate debt	73	—	—

Net cash provided by financing activities	501	14,740	254

Effect of exchange rate changes on cash and cash equivalents	—	42	(133)

Net (decrease) increase in cash and cash equivalents	614	4,260	(2,984)
Cash and cash equivalents, beginning of year	1,437	2,051	6,311

Cash and cash equivalents, end of year	$2,051	$6,311	$3,327

Supplemental disclosure of non-cash financing activities:
In January 1999, the Company acquired the remaining common stock of (former) Radiance. The following is a summary of the 1999 activity:
Fair value of assets acquired, including intangible assets	$8,962
Cash paid	(692)
Common stock and options issued	(8,035)

Liabilities assumed	$235

Conversion of long-term debt to common stock		$1,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.     Business, Basis of Presentation and Summary of Significant Accounting Policies

Business and Basis of Presentation

      Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to the “Company” or “Radiance”) was incorporated in March 1992 in the State of California and reincorporated in the State of Delaware in June 1993. Prior to the restructuring in September 2001 (Note 15), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company incorporated its proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis (the “RDX system”). The Company also manufactured, licensed and sold angioplasty catheters and stent products, including its “Focus technology” product line primarily through medical device distributors. The Company operates in a single business segment.

      In August 1999, the Company contributed cash of $233 in return for a 51% interest in Radiatec, a joint venture formed to distribute the Company’s RDX catheter products in Japan.

      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Significant Accounting Policies and Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities and the potential outcome of litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	allowances for accounts receivable and inventory;

•	long-lived assets, including intangible assets; and

•	income taxes.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates are based on the Company’s review of the aging of customer balances, correspondence with the customer, and the customer’s payment history. If additional information becomes available to the Company indicating the financial condition of the customer is deteriorating, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company revised the estimate of demand for Focus technology products in 2001, which resulted in the write-down of

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory. The Company records an impairment charge, or expense, for long-lived assets whenever events or changes in circumstances indicate that the value recorded for the asset may not be recoverable. Future changes in operations, such as the decision to discontinue new sales of the Focus technology products (Note 15), adverse market conditions or the introduction of competing technologies, such as drug coated stents, among other things, could cause the Company to write down the asset (i.e., record an expense) to better reflect management’s current estimate of its value. Radiance reduces its deferred tax assets to zero due to uncertainties concerning the future realization of the related tax benefits, primarily due to the Company’s history of losses. In the event Radiance was to determine that it would be able to realize some or all of the tax benefit of the deferred tax assets, the valuation allowance would be reduced, resulting in increased income in the period such determination was made.

Cash and Cash Equivalents

      Cash and cash equivalents includes cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Marketable Securities Available-For-Sale

      The Company accounts for its investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

      The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains (losses) of $(11), $(2) and $70 for the years ended December 31, 1999, 2000 and 2001, respectively, are included in other income (expense). The cost of securities sold is based on the specific identification method.

Investments

      The Company holds an investment in common stock in a private company named Endologix, Inc. (Note 18). In the year ended December 31, 1997, the investment of 475,000 shares of common stock was reduced to zero based on an other than temporary decline in value determined at that time.

Inventories

      Inventories are stated at the lower of cost, determined on an average cost basis, or market value.

Property and Equipment

      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements and assets acquired under capital leases are amortized over the term of the lease or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations. The estimated useful lives for furniture and equipment range from three to seven years and the estimated useful life for leasehold improvements is seven years. Following the restructuring (Note 15), the estimated useful lives of production-related equipment were reduced to three months to reflect the estimated time necessary to manufacture products to complete existing Focus technology product orders and RDX systems for the remaining clinical trials.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      Intangible assets acquired in connection with business combinations are amortized on the straight-line method over their estimated useful lives. Intangible assets, totaling $4,567, from the purchase of a controlling interest in and acquisition of Radiance Medical Systems, Inc. (the “former Radiance”) were being amortized over three to seven years, respectively. Based upon a valuation of intangible assets acquired in the purchase of a controlling interest in and acquisition of the former Radiance, $3,266 and $1,301 were capitalized as developed technology and covenants not to compete, respectively, and $4,194 was expensed as acquired in-process research and development in 1999. During the years ended December 31, 1999, 2000 and 2001, the Company recorded $900, $881 and $675 of amortization expense, respectively, for developed technology and covenants not to compete (Note 15 for discussion of restructuring activities and impairment of these assets).

Long-Lived Assets

      In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.

      In September 2001, the Company decided to restructure its operations and discontinue marketing and manufacturing of the RDX system. As a result, the Company recorded impairment charges for its intangible assets and property and equipment totaling $2,111 and $699, respectively (Note 15).

Fair Value of Financial Instruments

      The carrying amount of all financial instruments approximates fair value because of the short maturities of the instruments.

Concentrations of Credit Risk and Significant Customers

      The Company maintains its cash and cash equivalents in deposit accounts and in pooled investment accounts administered by a major financial institution.

      The Company sells its products primarily to medical institutions and distributors worldwide. The Company performs on going credit evaluations of its customers’ financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided.

      In June 1998, the Company signed a technology license agreement with Guidant Corporation (“Guidant”), an international interventional cardiology products company, granting them the right to manufacture and distribute products using the Company’s Focus technology for stent deployment. During 1999, 2000 and 2001, the Company recognized revenue from Guidant of $2,250, $6,415 and $6,429, respectively, which represented 34%, 72% and 84% of total revenues, respectively (Note 5). There are no other customers who represented greater than 10% of the Company’s total revenues. As of December 31, 2000 and 2001, receivables from Guidant amounted to $1,651 and $1,854, respectively. No other single customer accounted for more than 10% of the Company’s receivable balance at December 31, 2000 and 2001.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Sales by Geographic Region

      The Company had product sales by region as follows:

	Year Ended December 31,

	1999	2000	2001

Europe	$2,094	$1,230	$416
United States	707	86	40
Asia	382	269	138
Middle East	114	236	174
Latin America	218	178	165
Other	341	140	178

	$3,856	$2,139	$1,111

Revenue Recognition

      The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer that states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the shipment terms, and collectibility of the receivable is reasonably assured. The Company accepts returned defective products within 60 days of original shipment to the customer. The Company records an accrual for an estimate of returns at the time revenue is recognized. To date, such returns have been insignificant.

      License revenues from milestone payments were recognized in 1999 on a contract with Guidant upon the transfer of technology to Guidant (Note 5). The Company earns royalty revenue, which is included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties are recognized upon the sale of products, subject to the royalty, by the third party. License revenues are recognized ratably over the estimated life of the agreement (Note 3).

Foreign Currency Translation

      The Company has designated local currency as the functional currency for its foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of accumulated other comprehensive income on the consolidated balance sheet.

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

      Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      In calculating pro forma information regarding net loss and net loss per share, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.4%, 5.1% and 4.3%; a dividend yield of 0%, 0% and 0%; volatility of the expected market price of the Company’s common stock of 0.889, 0.700 and 0.700; and a weighted-average expected life of the options of 5.0, 5.0 and 5.0 years for 1999, 2000 and 2001, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 1999, 2000 and 2001 follows:

	1999	2000	2001

Pro forma net loss	$(12,335)	$(6,850)	$(16,824)
Pro forma basic and diluted net loss per share	$(1.13)	$(0.58)	$(1.29)

      The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15. and 25 (“FIN 28”). Under SFAS No. 123 and FIN 28, the Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value.

Income Taxes

      The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion of such assets will not be recoverable through future operations. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Share

      Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 1999, 2000 and 2001, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive. If they were included, the number of shares used to compute net loss per share would have been increased by approximately 292,000 shares, 1,066,000 shares and 261,000 shares for the years ended December 31, 1999, 2000 and 2001,

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. However, options to purchase approximately 984,000 shares at a weighted average exercise price of $5.25, 57,000 shares at a weighted average exercise price of $12.88 and 1,337,000 shares at a weighted average exercise price of $5.73 that were outstanding during 1999, 2000 and 2001, respectively, would have still been excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares.

Research and Development Costs

      Research and development costs are expensed as incurred.

Comprehensive Income (Loss)

      The Company accounts for elements of comprehensive income (loss) pursuant to SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes unrealized holding gains and losses and other items that have been previously excluded from net income (loss) and reflected instead in stockholders’ equity. Comprehensive income (loss) includes net loss, the effect of foreign currency translation adjustments, and unrealized holding gains (losses) on marketable securities classified as available-for-sale.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued FAS No. 141 and 142. FAS No. 141, “Business Combinations,” is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company will adopt both FAS No. 141 and 142 on January 1, 2002. The Company believes that the adoption of these statements will not have an impact on its consolidated financial statements.

      In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and will be adopted by the Company on January 1, 2002. The Company believes that the adoption of FAS No. 144 will not have an impact on its consolidated financial statements.

2.     Acquisition and Sale of Assets

Acquisition of the Former Radiance

      The Company incorporated the former Radiance in August 1997 to develop radiation products to treat restenosis based on the Company’s patented Focus technology. In consideration for the Company granting to the former Radiance a license to the Focus technology, the former Radiance issued to the Company 750,000 shares of Series B preferred stock, a warrant to purchase 1,500,000 shares of Series B preferred stock, rights of first offer with respect to the commercialization of the former Radiance’s products, and a promise to pay royalties to the Company based on sales of products utilizing the licensed technology. Following the

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former Radiance’s sale of stock to investors in a private offering, the Company did not control the former Radiance and accounted for its investment on the equity method. In September 1998, the Company exercised warrants to purchase an additional 1,500,000 Series B preferred shares in the former Radiance for $0.975 per share or a total of $1,463, bringing the Company’s ownership of the outstanding equity of the former Radiance to approximately 50%, and began accounting for its investment in the former Radiance under the consolidation method.

      In November 1998, the Company signed a definitive merger agreement (the “Merger Agreement”) with the former Radiance and in January 1999, the Company acquired the former Radiance pursuant to the Merger Agreement. Under the terms of the Merger Agreement, the Company paid the shareholders of the former Radiance $3.00 for each share of preferred stock and $2.00 for each share of common stock for a total consideration of approximately $7,571, excluding the value of Radiance common stock options to be provided to the former Radiance optionholders in exchange for their former Radiance common stock options. Such consideration was paid by delivery of an aggregate of 1,900,157 shares of common stock, and $692 in cash to certain former Radiance stockholders who elected to receive cash pursuant to the Merger Agreement. Options for 546,250 shares of the former Radiance common stock accelerated and vested immediately prior to the completion of the merger. Of these, 1,250 were exercised, and the holder received the same consideration for his shares of the former Radiance common stock as other holders of the former Radiance common stock. The options not exercised prior to the completion of the merger were assumed by the Company and converted into options at the same exercise price to purchase an aggregate of 317,776 shares of the Company’s common stock for a total consideration of approximately $1,150.

      In addition, under the Merger Agreement, the former Radiance share and option holders could have received product development milestone payments of $2.00 for each share of preferred stock and $3.00 for each share of common stock. The milestones represented important steps in the United States Food and Drug Administration and European approval process that the Company believed were critical to bringing the Company’s technology to the marketplace. The milestones were not met.

      The former Radiance merger consideration was allocated to tangible assets (aggregating approximately $459) acquired and assumed liabilities (aggregating approximately $235), with the remaining consideration being allocated to acquired in-process research and development (“IPR&D”), developed technology and employment contracts, according to a valuation.

      Significant portions of the former Radiance merger consideration were identified as intangible assets. Valuation techniques were employed that reflect the then guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to IPR&D.

      At the date of the merger, technological feasibility of IPR&D projects had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the purchase price allocated to IPR&D of $4,194 in the year ended December 31, 1999.

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

      The amount of consideration allocated to IPR&D was determined by estimating the stage of completion of each IPR&D project at the date of the merger, estimating cash flows resulting from the future research and development, clinical trials and release of products employing these technologies, and discounting the net cash flows back to their present values.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average stage of completion for all projects, in aggregate, was approximately 70% as of the merger date. As of that date, the estimated remaining costs to bring the projects under development to technological feasibility and through clinical trials and regulatory approval process were approximately $5,500. The cash flow estimates from sales of products incorporating those technologies was estimated to commence in the year 2001, with revenues increasing for the first four years, followed by declines in subsequent periods as other new products were expected to be introduced and represent a larger proportion of the total product offering. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows ranged from 20% to 35%, depending on the level of risk associated with a particular technology and the current return on investment requirements of the market. These discount rates reflect “risk premiums” of 18% to 105% over the estimated weighted average cost of capital of 17% computed for the Company.

      A portion of the former Radiance consideration premium was allocated to identifiable intangibles. The identifiable intangibles consist primarily of developed technology and employment contracts (i.e., covenants not to compete and the assembled workforce). The fair value of the developed technology at the dates of acquisition of a majority and then the remainder of the capital stock of the former Radiance was $187 and $3,079, respectively, and represent the acquired, aggregate fair value of individually identified technologies that were fully developed at the time. As with the IPR&D, the developed technology was valued using the future income approach, in context of the business enterprise value of the former Radiance. The employment contracts assigned values at the dates of acquisition of a majority and the then remainder of the capital stock of the former Radiance were approximately $72 and $1,229, respectively.

Sale of Vascular Access Assets

      In October 1998, the Company signed a letter of intent to sell substantially all of the properties and assets used exclusively in its Vascular Access product line to Escalon and in January 1999 the sale was completed under a definitive Assets Sale and Purchase Agreement (“Agreement”). Under the terms of the Agreement, the Company received an initial payment of $1,104 in January 1999. This payment represented a $1,000 consideration payment increased by the excess of the actual inventory transferred of $704 over the contractual estimate of $600. In October 1999, the Company received an additional $1,000 upon the completion of the transfer of technology. The Company continued to manufacture certain products on a “cost plus” basis for ten months following the Agreement date. The Company recorded $1,211 in 1999 as other income for the excess of the cash payments received over the cost basis of the assets sold.

      As it was also entitled to receive royalty payments upon the sale of products for a five-year period, the Company recognized as revenue the pro-rata minimum royalty due for 1999 of $283 and the annual royalty due for 2000 of $300. In February 2001, the Company amended the Agreement with Escalon regarding the payment of royalties. As payment for $182 in royalties due the Company in the first quarter of 2001, Escalon issued 50,000 shares of Escalon common stock to the Company with a fair value of $100, which approximated the market price as quoted on NASDAQ, a prime plus one percent interest bearing note receivable due in January 2002 for $65, and cash of $17. The Company recognized a loss of $20 upon the sale of the shares of Escalon common stock in the fourth quarter of 2001. The note receivable was paid in January 2002.

      Additionally, the Company received a prime (4.75% at December 31, 2001) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the Agreement. Additional royalties above the minimums will only be paid under the amended agreement if related product sales exceed $3,000 annually. The Company is recognizing interest income and license revenue under the $718 note receivable on a cash basis, as collection of this note receivable was not reasonably

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assured. Accordingly, the note receivable and deferred revenue are not recorded on the consolidated balance sheet. Interest income of $47 was recognized in 2001 and no royalties were recognized as revenue in 2001.

3.     Deferred Revenue

Deferred Distributor Fees

      In June 1999, the Company granted Cosmotec of Japan distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 as cash payment in exchange for the distribution rights and is recognizing the payment as revenue ratably over the estimated seven-year term of the distribution agreement. The Company recognized $71, $81 and $81 of revenue during the years ended December 31, 1999, 2000 and 2001, respectively. The cash received in excess of revenue recognized has been recorded as deferred revenue. In conjunction with the granting of distribution rights, the Company issued a $1,000 convertible debenture to Cosmotec. The convertible debenture was issued at below its estimated fair value resulting in a $377 reduction in the deferred revenue recorded by the Company (Note 10).

Gain on Sale of Assets

      In August 1999, the Company sold an option to an unrelated party to purchase the Company’s 475,000 shares of Endologix common stock. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and had until December 2000 to exercise the option. The option premium was recognized on a straight-line basis over the option term, resulting in a gain of $347 and $886 being recognized as gain on sale of assets in other income for the years ended December 31, 1999 and 2000, respectively. In the fourth quarter of 2000, the optionholder paid an additional amount to extend the option period for one week and the Company received an additional $252, which was also recognized as gain on sale of assets in other income. The optionholder did not exercise the option prior to its expiration.

4.     Distribution Agreement with Cathex

      The Company entered into a distribution agreement, dated May 1, 1997, with Cathex, Ltd. (“Cathex Agreement”), whereby Cathex was appointed to serve as Radiance’s exclusive distributor for certain of the Company’s products in Japan. In exchange for this exclusive distributorship, Cathex shareholders agreed to purchase $200 in Radiance common stock or approximately 25,000 shares. Cathex also agreed to undertake all necessary clinical trials to obtain approval from Japanese regulatory authorities for the sale of said products in Japan. Cathex’s purchases under the Cathex Agreement were subject to certain minimum requirements. The initial term of the Cathex Agreement expired on January 1, 2001, and was subject to a five-year extension. In the fourth quarter of 2000, the Company and Cathex agreed to terminate the agreement. Sales to Cathex accounted for 6% and 1% of total revenues in 1999 and 2000, respectively.

5.     License Agreements

EndoSonics Corporation

      In 1995 and 1997, the Company entered into license agreements with EndoSonics pursuant to which the Company granted EndoSonics the non-exclusive, royalty-free right to certain technology for use in the development and sale of certain products. In exchange, Radiance received the non-exclusive, royalty-free right to utilize certain of EndoSonics’ product regulatory filings to obtain regulatory approval of Radiance products (Note 16).

Guidant Corporation

      In June 1998, the Company signed a technology license agreement with Guidant granting them the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. The final two milestone payments, totaling $2,000, were received in the first half of 1999. Based upon the completion of certain initial technology transfer milestones, the Company recognized $2,250 in license revenue in 1999. In 1999, the Company recorded the minimum royalty due under the agreement of $250. For the years ended December 31, 2000 and 2001, the Company recorded $6,415 and $6,429, respectively, in royalties under the agreement. At December 31, 2000 and 2001, $1,651 and $1,854, respectively, due under this agreement are included in other receivables on the consolidated balance sheet.

6.     Marketable Securities Available-for-Sale

      The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of December 31, 2001, $12,322 and $4,661 of the Company’s debt securities had contractual maturities of less than one year and between one to two years, respectively.

	December 31, 2000			December 31, 2001

		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gains	Value	Cost	Gains	Value

U.S. Treasury and other agencies debt securities	$2,004	$5	$2,009	$7,069	$86	$7,155
Corporate debt securities	21,901	136	22,037	9,658	170	9,828

	$23,905	$141	$24,046	$16,727	$256	$16,983

7.     Inventories

      Inventories consisted of the following:

	December 31,

	2000	2001

Raw materials	$498	$—
Work in process	178	—
Finished goods	409	73

	$1,085	$73

      The Company discontinued sales and manufacturing of its products, except to fill existing orders following its decision to restructure operations (Note 15).

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Intangibles

      Intangibles consisted of the following:

	December 31,

	2000	2001

Developed technology	$3,266	$—
Employment contracts	1,301	—

	4,567	—
Accumulated amortization	(1,781)	—

Intangible assets, net	$2,786	$—

      Following its decision to restructure operations, the Company concluded that the intangible assets were impaired (Note 15).

9.     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consisted of the following:

	December 31,

	2000	2001

Accounts payable	$1,293	$309
Accrued payroll and related expenses	1,045	446
Accrued restructuring charges	—	920
Accrued clinical expenses	241	1,029
Other accrued expenses	10	408

	$2,589	$3,112

      Accrued restructuring charges are comprised of $619 in employee termination benefits and $301 in non-cancelable commitments (Note 15).

10.     Convertible Debenture

      In June 1999, in conjunction with an agreement to grant Cosmotec distribution rights to market the Company’s vascular radiation therapy products in Japan, a convertible debenture agreement was executed between the Company and Cosmotec whereby the Company was committed to sell Cosmotec a 5%, $1,000 face amount convertible debenture in June 2000. The convertible debenture was issued in June 2000 and would have matured in June 2003. In September 2000, Cosmotec converted the debenture at the initial conversion price of $7.00 per share into 142,857 shares of common stock.

      The Company recorded the convertible debenture at its fair value of $1,407, and the difference between the fair value and the cash proceeds received from this debenture was recorded as a reduction in the deferred revenue associated with the distribution agreement (Note 3). The excess of the debenture’s fair value over its face value of $1,000 was amortized as a reduction to interest expense through September 2000, the date of the conversion, and the remaining unamortized balance was converted to equity. During the year ended December 31, 2000, $32 was amortized to interest expense.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Commitments and Contingencies

Operating Leases

      The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term, non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include renewal options as prescribed by the agreements.

      Future minimum payments by year under noncancellable operating leases with initial terms in excess of one year were as follows as of December 31, 2001:

Year Ending December 31,
2002	$510
2003	440
2004	80
2005	20

$1,050

      During the fourth quarter of 2001, the Company completed its evaluation of facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256 (Note 15). As of December 31, 2001, $288 of the lease commitment restructuring charge, net of estimated sub-lease income, was included in accounts payable and accrued expenses.

      Rental expense charged to operations for all operating leases during the years ended December 31, 1999, 2000 and 2001, was approximately $558, $543 and $487, respectively.

      The Company has subleased some of its facilities and is currently entitled to receive income of approximately $115 and $96 during the years ended December 31, 2002 and 2003, respectively. Rental income recorded for all subleased facilities during the years ended December 31, 1999, 2000 and 2001, was approximately $8, $19 and $100, respectively.

Contract Manufacturing Agreement with Bebig GmbH

      In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $732 during 2000 and was committed to pay approximately $710 in 2001 of certain facility set-up fees. In February 2001, the Company agreed to second and third amendments of the manufacturing agreement. The second amendment called for the expansion of the production capacity, and the Company was committed to pay additional fees of approximately $635 in 2001, bringing the total fees for 2001 to approximately $1,345. During 2001, the Company paid all of the aforementioned fees, following the achievement of manufacturing milestones by Bebig, with the exception of a portion of one milestone for $51 that was not completed before manufacturing was discontinued following the restructuring (Note 15). In addition, the Company completed the preparation of certain manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and Bebig purchased it for $450, which approximated Radiance’s cost.

      The third amendment, which had a one-year term, increased the amount the Company would pay Bebig for each unit produced and set a minimum facility charge. The Company also agreed to pay all material and third party costs associated with production validation and an agreed amount for each unit produced. In 2001, the Company paid a total of $278 for minimum facility fees and $54 for reimbursement of third party costs for charges incurred prior to the discontinuance of manufacturing following the restructuring, and $139 in non-cancelable commitments through the term of the manufacturing agreement.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2001, the Company agreed to a fourth amendment to the agreement under which Bebig would fulfill customer service functions for an annual fee of $95. In 2001, the Company paid $48 in fees for services performed and the remaining $47, excluding $8,000 in associated taxes, for the non-cancelable commitment under the agreement through April 2002.

      In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement with Bebig for certain radiation technology that it believed might be useful in the development of its radiation therapy products. During 2001, the Company recorded $125 in license fee expense and paid an additional $150 for license rights through November 2002. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license was subject to renewal, without cost, until the underlying patents’ expiration dates.

      The Company has expensed, as research and development, all costs associated with the contract manufacturing and license agreements with Bebig, except those expensed as restructuring costs.

      In September 2001, the Company implemented a restructuring plan that included the discontinuance of European manufacturing (Note 15). As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig (including the remaining minimum sub-license fee), totaling $344, was included as a component of the restructuring charge that was paid in the fourth quarter of 2001. No amounts are owed to Bebig at December 31, 2001.

12.     Stockholders’ Equity

Sale of Common Stock

      In October 2000, the Company closed a secondary offering and sold 1,500,000 shares of its common stock, including 686,000 shares held as treasury stock, at $9.50 per share, which resulted in net proceeds of approximately $13.0 million after deducting underwriting discounts and commissions and other expenses of the offering.

Treasury Stock

      In May 1997, the Board of Directors authorized the repurchase, at management’s discretion, of up to 700,000 shares of the Company’s common stock during the remainder of 1997 and 1998. In August 1998, the Board of Directors increased this authorization to repurchase from 700,000 to 1,000,000 shares. The authorization for the repurchase of the common stock was based upon the belief that the market undervalued the Company’s stock at the time. A total of 686,000 shares had been repurchased. In October 2000, all of the treasury shares were sold.

Stock Option Plan

      In May 1996, the Company adopted the 1996 Stock Option/ Stock Issuance Plan (the “1996 Plan”) that is the successor to the Company’s 1995 Stock Option Plan. In September 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the “1997 Plan”). Under the terms of the 1996 and 1997 Plans, eligible key employees, directors, and consultants can receive options to purchase shares of the Company’s common stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the market value of the Company’s common stock on the date of grant. At December 31, 2001, the Company had authorized 3,450,000 and 90,000 shares of common stock for issuance under the 1996 and 1997 Plan, respectively. At December 31, 2001, the Company had 359,866 shares and 11,500 shares of common stock available for grant under the 1996 and 1997 Plan, respectively. The options granted under the Plans are

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. The activity under both plans is summarized below:

	Option Price	Number	Options
	Per Share	of Shares	Exercisable

Balance at December 31, 1998.	$1.00 to $12.00	1,513,378
Granted	$2.69 to $ 6.19	767,333
Granted as merger consideration	$0.11	317,776
Exercised	$0.11 to $ 2.50	(358,722)
Forfeited	$1.00 to $ 9.50	(213,918)

Balance at December 31, 1999.	$0.11 to $12.00	2,025,847	724,705

Granted	$5.81 to $13.19	349,600
Exercised	$0.11 to $ 9.50	(130,410)
Forfeited	$3.00 to $13.19	(113,809)

Balance at December 31, 2000.	$0.11 to $13.19	2,131,228	1,129,863

Granted	$1.55 to $6.88	333,700
Exercised	$1.00 to $3.50	(21,417)
Forfeited	$1.55 to $13.19	(271,250)

Balance at December 31, 2001.	$0.11 to $13.19	2,172,261	1,525,275

      Under the merger agreement with the former Radiance, the options outstanding prior to the merger accelerated, vested and were, if unexercised, assumed by the Company and converted into options at the same exercise price (Note 2).

      The following table summarizes information regarding stock options outstanding at December 31, 2001:

Options Outstanding

		Weighted-
		Average		Options Exercisable
		Remaining	Weighted
Range of	Options	Contractual	Average	Options	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.11	98,541	7.0	$0.11	98,541	$0.11
1.00 - 2.50	171,834	3.7	1.39	171,834	1.39
2.69 - 3.63	564,913	7.1	3.42	437,987	3.42
4.31 - 6.19	983,892	7.4	4.95	625,245	5.01
6.38 - 8.75	299,592	8.0	7.03	162,844	7.26
12.00 - 13.19	53,489	7.5	12.85	28,823	12.57

0.11 - 13.19	2,172,261	7.1	$4.53	1,525,275	$4.21

      The weighted-average grant-date fair value of options granted during 1999, 2000 and 2001 where the exercise price on the date of grant was equal to the stock price on that date, was $4.18, $7.75, and $4.64, respectively. Under the merger agreement with the former Radiance, 317,776 options were granted in January 1999 at a weighted-average grant-date fair value of $3.94 per share and an exercise price of $0.11 per share.

      During the years ended December 31, 1999, 2000 and 2001, $359, $(36), and $(290), respectively, of deferred compensation was recorded for the fair value of current year non-employee option grants, net of the change to the fair value of previously issued, non-employee, unvested stock options. Deferred compensation is

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized over the vesting period of the related options, which is generally four years. During the years ended December 31, 1999, 2000 and 2001, $244, $280 and $(97), respectively, was recorded as compensation expense net of any change in the estimated fair value of the unvested options. During the years ended December 31, 1999, 2000 and 2001, 108,333, 44,600, and 30,000 options, respectively, were granted to non-employees. As of December 31, 1999, 2000 and 2001, a total of 173,665, 214,932 and 244,932 non-employee stock options, respectively, were outstanding. No compensation expense was recorded in the financial statements for stock options issued to employees for 1999, 2000, and 2001 because the options were granted with an exercise price equal to the market price of the Company’s common stock on the date of grant.

Stock Purchase Plan

      Under the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In June 2000, an additional 200,000 shares of common stock were approved for issuance under the Purchase Plan, bringing the total reserved to 400,000 shares. During 1999, 2000 and 2001, a total of approximately 59,000, 66,000, and 52,000 shares of common stock, respectively, were purchased at an average price of $2.83, $3.47, and $4.17 per share, respectively.

13.     Income Taxes

      Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2000	2001

Net operating loss carryforward	$10,354	$14,029
Accrued expenses	89	108
Tax credits	2,457	2,459
Bad debt reserve	45	97
Depreciation	(141)	47
Amortization	(1,393)	124
Inventory write-downs	137	372
Capitalized research and development	1,963	1,696
Deferred revenue	175	143
Deferred compensation amortization	417	378
Other	1	540

Deferred tax assets	14,104	19,993
Valuation allowance	(14,104)	(19,993)

Net deferred tax assets	$—	$—

      The valuation allowance increased by $1,762, $2,247, and $5,889 in 1999, 2000, and 2001 respectively.

      The Company’s effective tax rate differs from the statutory rate of 35% due primarily to federal and state losses that were recorded without tax benefit.

      At December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $40,021 and $7,227, respectively, which begin to expire in 2009 and 2003, respectively. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $1,349, and $1,110, respectively, which begin to expire in 2011.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Because of the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and research credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

      The results of operations for the years ended December 31, 1999, 2000 and 2001 include the net losses of the Company’s wholly-owned German and majority-owned Japanese subsidiaries of $177, $176, and $93, respectively.

14.     Employee Benefit Plan

      The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 1999, 2000 or 2001.

15.     Restructuring Charges

      In September 2001, two companies published the first feasibility clinical study data for drug coated stents, a competing technology to the Company’s RDX system. While the Company’s RDX system uses beta radiation to treat restenosis resulting from angioplasty procedures, drug-coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug-coated stent feasibility trials were on a relatively small cohort of patients, both companies reported restenosis rates near or at zero percent. Unless clinical study data involving drug coated stents from the pivotal, larger studies planned or in progress show restenosis rates significantly higher than reported in pilot studies, the market for the RDX system likely will be limited.

      As a result, in order to conserve cash prior to assessing the outcome of the BRITE II clinical study and deciding whether to make the PMA filing, and to position the Company to take advantage of strategic alternatives, the Company decided in September 2001 to restructure its operations. The restructuring plan was comprised of the following: a) discontinue marketing and manufacturing of the RDX System in Europe and other international markets in the third quarter of 2001, b) discontinue marketing and manufacturing of products using the Company’s Focus technology subject to the fulfillment of outstanding orders, which was completed in the fourth quarter of 2001, c) cease clinical trials for the RDX system in Japan, d) involuntary termination of 55 employees, which was completed in the first quarter of 2002, and e) search for additional commercial opportunities by evaluating technologies outside of radiation therapy. The involuntarily terminated employees consisted of 28 employees in manufacturing, 19 employees in research, development, and regulatory and clinical affairs, 3 employees in sales and marketing and 5 employees in administration. As of December 31, 2001, 51 employees had actually been terminated.

      As a result of the restructuring plan, the Company recorded a $344 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with Bebig, $20 in other non-cancelable commitments, $601 for the write-off of inventory that will not be used to fulfill the outstanding Focus technology product orders, $1,093 for employee termination benefits and $42 for other exit costs.

      The Company evaluated the estimated cash flows it expected to generate from its RDX technology, including any possible cash flows associated with its eventual disposition. Due to the Company’s decision to cease marketing and manufacturing in Europe, and the uncertainty surrounding whether it will pursue marketing the RDX technology in other countries, the Company concluded that no future cash flows are expected to be generated from the RDX technology. As a result, the net carrying value of the Company’s

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment related to the RDX technology and its intangible assets, consisting of acquired technology and employment contracts, were written down to zero, resulting in a charge of $390 and $2,111, respectively.

      The Company also evaluated the estimated cash flows expected to be generated from equipment used in the production of its Focus technology product line, including any possible cash flows associated with the equipment’s eventual disposition. Due to the Company’s decision to cease manufacturing of the Focus technology product line, subject to the fulfillment of outstanding orders, the Company recorded a charge of $40 based on estimated discounted cash flows, and revised the estimated useful life of the equipment used in the production of Focus technology products to three months.

      The Company also wrote off $269 for the carrying value of furniture, computers, software and leasehold improvements that are no longer being used.

      During the fourth quarter of 2001, the Company completed its evaluation of its facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256.

      The following is a summary of the restructuring activities in the year ended December 31, 2001, exclusive of the $601 inventory impairment charge that is included in cost of sales:

				Liability
				Balance
		Cash	Non-Cash	December 31,
	Charges	Payments	Charges	2001

Employee termination benefits	$1,093	$(474)	$—	$619
Property and equipment	699	—	(699)	—
Intangible assets	2,111	—	(2,111)	—
Non-cancelable commitments	672	(371)	—	301
Other charges	42	—	(42)	—

	$4,617	$(845)	$(2,852)	$920

      During 2002 and 2003, Radiance will pay $841 and $79, respectively, of the accrued liabilities recorded under the restructuring that are outstanding as of December 31, 2001.

16.     Legal Matters

      On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine Radiance’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company is entitled to recover approximately $460 of its legal fees it had previously expensed. In May 2001, Jomed-EndoSonics appealed the judgment. A court date has not yet been set. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows. No amounts have been included in the consolidated financial statements as of December 31, 2001 for this potential legal fee recovery.

      The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

RADIANCE MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Related Party Transaction

Notes Receivable from Officers

      In January 1997, the Company loaned $100,000 to its then president and now chief executive officer. The note is collateralized by a second trust deed on the home of the CEO and had a five-year term with interest compounding semi-annually at 6%. The principal and interest was originally due January 2002 and has been extended to January 2004.

      In October 1997, former Radiance loaned $10,000 to its director of research and development. When former Radiance was acquired by the Company, the loan was continued and former Radiance’s director of research and development became the Company’s vice president of clinical affairs. The note is not collateralized and had a six month term with interest compounding semi-annually at 6%. The principal and interest was originally due March 1998 and has been extended to March 2003.

18.     Subsequent Events

      In February 2002, the Company signed a definitive merger agreement with Endologix, Inc. (“Endologix”), a developer and manufacturer of minimally invasive treatment of vascular diseases. Endologix’ lead technology is the PowerLink System, an endoluminal stent graft for the treatment of abdominal aortic aneurysms.

      Under the terms of the merger agreement, the Company will issue $0.75 for each share of Endologix common stock, for an aggregate amount of cash not to exceed $8,369, and one share of Radiance common stock for each share of Endologix common stock, not to exceed an aggregate issuance of 11,159,052 shares. In addition, Radiance may pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. Radiance may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. The merger agreement also provides for the cancellation of Endologix’ treasury stock and 475,000 shares of Endologix common stock, or 4% of the fully diluted equity of Endologix, that Radiance owns.

      Immediately prior to the effective time of the merger, each Endologix common shareholder can elect to receive all or a portion of the merger consideration, excluding any milestone payment, in either cash or stock. In no event shall the total amount of cash to be paid by the Company exceed 50% of the total of all of the merger consideration, valuing each share of the Company’s common stock at its NASDAQ market closing price on the day immediately preceding the payment date of the merger consideration.

      In addition, Radiance has agreed to loan Endologix up to $3 million in the event the merger is not completed. The loan will be collateralized by a first priority security interest on all of Endologix’ intellectual property, and will be due on the earlier of October 1, 2003 or upon the closing by Endologix of certain transactions, namely an equity or debt financing of $10,000 or more, a merger in which Endologix is not the surviving entity, or the sale of all or substantially all of its assets.

      The merger is subject to Radiance and Endologix shareholder approval and other customary closing conditions. If approved, the Company will account for the transaction using the purchase method of accounting.

      (b) Financial Statement Schedule

RADIANCE MEDICAL SYSTEMS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charges to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(a)	Period

	(In thousands)
Year ended December 31, 2001
Allowance for doubtful accounts	$113	$131	$—	$—	$244
Reserve for excess and obsolete inventories	$343	$817	$—	$(175)	$985
Income tax valuation allowance	$14,104	$5,889	$—	$—	$19,993
Year ended December 31, 2000
Allowance for doubtful accounts	$150	$11	$—	$(48)	$113
Reserve for excess and obsolete inventories	$622	$—	$—	$(279)	$343
Income tax valuation allowance	$11,857	$2,247	$—	$—	$14,104
Year ended December 31, 1999
Allowance for doubtful accounts	$583	$(168)	$—	$(265)	$150
Reserve for excess and obsolete inventories	$1,856	$—	$—	$(1,234)	$622
Income tax valuation allowance	$10,095	$1,762	$—	$—	$11,857

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

EXHIBIT INDEX

Exhibit
Number	Description

2.4(12)	Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical Systems, Inc.
2.5(13)	Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.
2.5.1**	Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.5.2**	Short-Term Note, Exhibit 1, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.5.3**	Long-Term Note, Exhibit 2, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.
2.6	Agreement and Plan of Merger, dated as of February 8, 2002, by and among the Company, RMS Acquisition Corp. and Endologix, Inc.
3.1(10)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(1)	Specimen Certificate of Common Stock
4.2††	Form of $1,000,000 5% Convertible Debenture issued by the Company to Cosmotec Co., Ltd. on June 15, 2000
10.1(3)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers
10.2(3)	The Registrant’s 1996 Stock Option Plan and forms of agreements thereunder
10.3(3)	The Registrant’s Employee Stock Purchase Plan and forms of agreement thereunder
10.7(3)*	Stock Purchase and Technology License Agreement dated September 10, 1994, as amended on September 29, 1995, by and among EndoSonics, the Company and SCIMED Life Systems, Inc.
10.15(3)	Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company
10.20(6)	License Agreement dated May 16, 1997, by and between the Company and EndoSonics
10.21(6)	Registration Rights Agreement dated as of January 26, 1997 by and between the Company and EndoSonics
10.22(7)	Supplemental Stock Option Plan
10.23(8)	Stock Repurchase Agreement dated as of February 10, 1998 by and between EndoSonics and the Company
10.24(9)*	License Agreement by and between the Company and Guidant dated June 19, 1998
10.25(14)	1996 Stock Option/ Stock Issuance Plan (as Amended and Restated as of April 8, 1997, March 12, 1998 and November 3, 1998)
10.26(15)	1997 Stock Option Plan (As Amended as of June 15, 1998) assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999
10.27†	Amendment to Employment Agreement dated as of February 1, 1999 between the Company and Michael R. Henson and form of Employment Agreement entered into on January 14, 1999 between the Company and Michael R. Henson
10.27.1(16)	Second Amendment to Employment Agreement dated December 10, 1999 between the Company and Michael R. Henson and form of Employment Agreement entered into on January 14, 1999 between the Company and Michael R. Henson
10.27.2(20)	Third Amendment to Employment Agreement dated December 22, 2000 between the Company and Michael R. Henson

Exhibit
Number	Description

10.27.3	Fourth Amendment to Employment Agreement dated December 14, 2001 between the Company and Michael R. Henson
10.28†	Employment Agreement entered into as of February 1, 1999 by and between the Company and Stephen R. Kroll
10.28.1(16)	Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Stephen R. Kroll
10.29†	Form of Employment Agreement by and between the Company and Jeffrey Thiel
10.29.1(16)	Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Jeffrey Thiel
10.29.2(20)	Second Amendment to Employment Agreement dated December 22, 2000 by and between the Company and Jeffrey Thiel
10.29.3	Third Amendment to Employment Agreement dated February 7, 2002 between the Company and Jeffrey Thiel
10.31††	Joint Venture Agreement dated June 15, 1999 between the Company and Globe Co., Ltd. The following exhibits to the Joint Venture Agreement have not been filed: Supply Agreement dated June 15, 1999 between the Company and Radiatec, Inc.; and, International Distributor Agreement dated June 15, 1999 between Radiatec, Inc., Globe Co., Ltd., Cosmotec Co., Ltd. and the Company. The Registrant agrees to furnish supplementally a copy of such omitted exhibits to the Commission upon request
10.32(16)	Form of Employment Agreement dated October 7, 1999 by and between the Company and Edward Smith
10.33(16)	Form of Employment Agreement dated January 14, 1999 by and between the Company and Brett Trauthen
10.33.1(16)	Amendment to Employment Agreement dated December 10, 1999 by and between the Company and Brett Trauthen
10.34(16)*	Facility Set-up and Contract Manufacturing Agreement dated July 28, 1999 between the Company and Bebig GmbH
10.34.1(17)	Amendment to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated July 17, 2000 between the Company and Bebig GmbH
10.34.2**	Amendment No. 2 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
10.34.3**	Amendment No. 3 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated February 12, 2001 between the Company and Bebig GmbH
10.34.4(19)	Amendment No. 4 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated May 2, 2001 between the Company and Bebig GmbH
10.34.5	Amendment No. 5 to the Facility Set-Up and Contract Manufacturing Agreement and the License Agreement dated November 1, 2001 between the Company and Bebig GmbH
10.35(16)*	License Agreement dated July 28, 1999 between the Company and Bebig GmbH
10.36(18)	Form of Employment Agreement dated August 21, 2000 by and between the Company and Joseph A. Bishop
10.37**	Form of Employment Agreement dated January 15, 2001 by and between the Company and Paul A. Molloy
10.38	Form of Employment Agreement dated December 18, 2001 by and between the Company and David M. Richards
10.39	Loan Agreement, dated as of February 8, 2002, by and between the Company and Endologix, Inc.
21.1(16)	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1†	Power of Attorney

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**	Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

†	Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

††	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999.

(1)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 1996.

(2)	Previously filed as Exhibit 3.4 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 19, 1997.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

(8)	Previously filed as Exhibit 10 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission as of May 14, 1998.

(9)	Previously filed as Exhibit 10.24 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission as of August 11, 1998.

(10)	Previously filed as Exhibit 3.5 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of January 22, 1999.

(12)	Previously filed as Exhibit 2.4 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

(13)	Previously filed as Exhibit 2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

(14)	Previously filed as Annex III to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(15)	Previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(16)	Previously filed as an exhibit to the Company’s report on Form 10-K with the Securities and Exchange Commission on April 14, 2000.

(17)	Previously filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on August 24, 2000.

(18)	Previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.

(19)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2001.

(20)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2001.