Form 10-K/A
period 2001-12-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2002-04-30
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth information as of April 15, 2002 with respect to our directors and executive officers.

Name	Age	Position

Jeffrey H. Thiel	46	President and Chief Executive Officer
Paul A. Molloy	40	Senior Vice President, Sales and Marketing
David M. Richards	42	Chief Financial Officer and Secretary
Joseph A. Bishop	37	Vice President, Operations
Brett A. Trauthen	40	Vice President, Clinical Affairs
Jeffrey F. O’Donnell	42	Chairman of the Board of Directors
Maurice Buchbinder, M.D.	48	Director
Michael R. Henson	56	Director
William G. Davis	70	Director
Franklin D. Brown	58	Director
Edward M. Leonard	60	Director
Gerard Von Hoffman	44	Director

      Jeffrey H. Thiel. Mr. Thiel joined us in October 1996 and serves as our President and Chief Executive Officer, and is a member of our board of directors. From September 1999 to December 2000, Mr. Thiel served as our President and Chief Operating Officer, and from February 1999 to September 1999, Mr. Thiel served as our Executive Vice President. From October 1996 to February 1999, Mr. Thiel served as our Vice President, Operations. Mr. Thiel serves on the board of directors of Micrus Corporation.

      Paul A. Molloy. Mr. Molloy joined us in January 2001 and serves as our Senior Vice President, Sales and Marketing. From December 1998 to January 2001, Mr. Molloy served as Vice President of U.S & International Sales for Applied Medical Resources Corporation. From February 1995 until November 1998, Mr. Molloy held the Director of European Marketing and Director of Global Marketing positions at Tyco Healthcare and the Cardiovascular Group of Baxter Healthcare, respectively.

      David M. Richards. Mr. Richards joined us in September 1996 and serves as our Chief Financial Officer and Corporate Secretary. From September 1996 to October 2001, Mr. Richards served as our Controller.

      Joseph A. Bishop. Mr. Bishop joined us in August 1996 and serves as our Vice President, Operations. From May 1998 to August 2000, Mr. Bishop served as our Director of Manufacturing and from August 1996 to May 1998, he held several management and engineering positions. Prior to joining us, Mr. Bishop held several manufacturing supervision positions with Guidant Corporation from June 1986 to August 1996.

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

      Jeffrey F. O’Donnell. Mr. O’Donnell is the Chairman of the Board of Directors of Radiance. Mr. O’Donnell has served as President and Chief Executive Officer of PhotoMedex since November 1999. From March 1999 to November 1999, Mr. O’Donnell served as the President and Chief Executive Officer of X-Site Medical. Mr. O’Donnell served as our President from January 1998 until March 1999, and Chief

Executive Officer from June 1998 until March 1999. From November 1995 to January 1998, Mr. O’Donnell served as our Vice President, Sales and Marketing. From January 1994 to May 1995, Mr. O’Donnell served as the President and Chief Executive Officer of Kensey Nash Corporation. Mr. O’Donnell is a member of the board of directors of PhotoMedex and Escalon Medical Corporation.

      Maurice Buchbinder, M.D. Dr. Buchbinder was a co-founder and member of the board of directors of the (former) Radiance from August 1997 to January 1999. Since 1995, Dr. Buchbinder has served s the Director of Interventional Cardiology at Sharp Memorial Hospital, San Diego, California and as the Director of Interventional Cardiology at the Foundation for Cardiovascular Research, Scripps Memorial Hospital, La Jolla, California. From 1985 to 1995, Dr. Buchbinder served at various intervals as the Professor of Medicine and the Associate Professor of Medicine, Cardiology Division, USCD Medical Center, San Diego, California. Dr. Buchbinder is Board certified, Diplomat, from the American Board of Cardiovascular Diseases and the American Board of Internal Medicine.

      Michael R. Henson. Mr. Henson joined Radiance in February 1992 as President, Chief Executive Officer and Chairman of the Board of Directors. From June 1997 until March 1999, Mr. Henson served as Chairman of the Board, Chief Executive Officer and President of the (former) Radiance Medical Systems, Inc., and as Chairman of the Board of Radiance. Prior to joining Radiance, Mr. Henson served as the Chief Executive Officer of Endosonics Corporation from 1988 to February 1995, and as Chairman of the Board from February 1993 to November 1996. From April 1983 to February 1988, Mr. Henson served as President and Chief Executive Officer of Trimedyne, Inc. Mr. Henson also serves on the board of directors of private medical device companies Endologix, Inc., Triage Medical, Inc., Micrus Corporation, Vertelink Corporation, Devax, Inc. and Cyance Medical, Inc. Mr. Henson is also a director of the Cardiovascular Research Foundation and the managing partner of JAIC-Henson Medfocus Fund LLC, a medical venture capital fund.

      William G. Davis. Mr. Davis is an independent business consultant. From 1957 to 1984, Mr. Davis was employed by Eli Lilly and Company, a diversified healthcare company, where he served as Executive Vice President, Eli Lilly International Corporation, from 1972 to 1975, Executive Vice President, Pharmaceutical Division, from 1975 to 1982, and President, Medical Instrument Systems Division, from 1982 until his retirement in 1984.

      Franklin D. Brown. Mr. Brown is the Chairman and Chief Executive Officer of Endologix, Inc. From October 1994 until the sale of the company in September 1997, Mr. Brown served as Chairman, President and Chief Executive Officer at Imagyn Medical, Inc. From 1986 until the sale of the company in 1994, Mr. Brown served as President and Chief Executive Officer of Pharmacia Deltec, Inc. Mr. Brown also serves on the boards of directors of private companies Triage Medical, Inc., Endologix, Inc., Ablation Technologies, Inc., Qualigen Corporation and Pro-Dex, Inc.

      Edward M. Leonard. Mr. Leonard has been a Managing Director of Broadview International LLC, an investment bank specializing in mergers and acquisitions for information technology companies, since September 1997. From 1978 to September 1997, Mr. Leonard was a partner in the law firm of Brobeck, Phleger & Harrison.

      Gerard von Hoffmann. Mr. von Hoffmann has been with the law firm of Knobbe, Martens, Olson & Bear LLP, Radiance’s patent counsel, since 1986 and has been a partner since 1989. Mr. von Hoffman also serves on the board of directors of two privately-held medical device companies, Anchor Medical Technologies, Inc. and NeoMatrix, Inc.

Item 11.     Executive Compensation

      The following table sets forth the salary and bonus earned for the three fiscal years ended December 31, 2001, by our Chief Executive Officer, Mr. Thiel and executive officers whose salary and bonus for the 2001 fiscal year exceeded $100,000. All the individuals named in the table are referred to herein as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

				Long-Term
	Annual Compensation			Compensation Awards

Name and				Shares Underlying
Principal Position	Year	Salary	Bonus	Options

Jeffrey H. Thiel(1)	2001	$216,822	$—	273,000
President and Chief	2000	178,286	58,500	248,000
Executive Officer	1999	173,092	41,542	173,000
Joseph A. Bishop(2)	2001	$123,360	$—	100,000
Vice President	2000	106,665	26,800	85,000
of Operations	1999	94,000	14,100	55,000
Paul Molloy(3)	2001	$164,646	$—	50,000
Senior Vice President Sales	2000	—	—	—
and Marketing	1999	—	—	—
David M. Richards(4)	2001	$99,789	$—	56,173
Chief Financial Officer	2000	94,343	10,700	51,173
and Secretary	1999	90,016	10,000	49,000
Brett Trauthen	2001	$140,860	$—	85,000
Vice President of	2000	128,285	32,500	70,000
Clinical Affairs	1999	105,192	21,011	100,816

(1)	Mr. Thiel was elected Chief Executive Officer effective January 1,2001 and has served as President and Chief Operating Officer since October 1999.

(2)	Mr. Bishop was elected Vice President of Operations on August 21, 2000.

(3)	Mr. Molloy was hired as Senior Vice President Sales and Marketing beginning January 15, 2001.

(4)	Mr. Richards was appointed Chief Financial Officer and Secretary on February 19, 2002 and was acting Chief Financial Officer beginning November 1, 2001. Prior to that, Mr. Richards served as our Controller.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
	Individual Grants				Value of Options
					At Assumed Annual
	Number of	% of Total			Rates of Stock
	Securities	Options			Price Appreciation
	Underlying	Granted To	Exercise or		for Option Term(4)
	Options	Employees in	Base Price	Expiration
Name	Granted(1)	Fiscal Year(2)	($/Share)(3)	Date	5%($)(4)	10%($)(4)

Jeffrey H. Thiel	25,000	9%	$4.63	01/17/11	$72,716	$184,276
Joseph A. Bishop	15,000	5	4.63	01/17/11	43,630	110,566
Paul Molloy	50,000	18	4.63	01/17/11	145,432	368,553
David M. Richards	5,000	2	4.63	01/17/11	14,543	36,855
Brett Trauthen	15,000	5	4.63	01/17/11	43,630	110,566

(1)	The options listed in the table were granted under our 1996 Stock Option/ Stock Issuance Plan. The options have a maximum term of ten years measured from the date of grant. Twenty-five percent (25%) of the options are exercisable upon the optionee’s completion of one year of service measured from the date of grant, and the balance are exercisable in a series of successive equal monthly installments upon the optionee’s completion of each additional month of service over the next 36 months thereafter.

(2)	Based upon options granted for an aggregate of 276,700 shares to employees in 2001, including the Named Executive Officers.

(3)	The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. We also may finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The Compensation Committee of the Board of Directors, as the Plan Administrator of our 1996 Stock Option/ Stock Issuance Plan, has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the grant date.

(4)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of Radiance’s securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Aggregate	Options at FY-End		at FY-End(2)
	Acquired	Value
Name	on Exercise	Realized $(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey H. Thiel	—	$—	158,582	114,418	$—	$—
Joseph A. Bishop	—	—	51,407	48,593	—	—
Paul Molloy	—	—	—	50,000	—	—
David M. Richards	—	—	35,361	20,812	—	—
Brett Trauthen	—	—	41,875	43,125	—	—

(1)	Based on the fair market value on the date of exercise less the exercise price payable for such shares.

(2)	Based on the fair market value of our common stock at year-end, $1.62 per share, less the exercise price payable for such shares. All of the options for the officers listed had exercise prices in excess of $1.62.

Compensation of Directors

      Non-employee directors each receive a fee of $1,000 per quarter, $1,000 for each Board meeting attended and reimbursement for certain travel expenses and other out-of-pocket costs. Members of Committees of the Board each receive an additional fee of $500 for each Committee meeting attended. Non-employee Board members are eligible to receive periodic option grants under the Automatic Option Grant Program in effect under our 1996 Stock Option/ Stock Issuance Plan. Each individual who first becomes a non-employee Board member, whether elected by the stockholders or appointed by the Board, automatically will be granted, at the time of such initial election or appointment, an option to purchase 5,000 shares of Common Stock at the fair market value per share of Common Stock on the grant date. Each option has a maximum term of ten years. On the date of each Annual Meeting of Stockholders, each individual who is to continue to serve as a non-employee Board member after the Annual meeting will receive an additional option grant to purchase 5,000 shares of Common Stock, provided such individual has been a member of the Board for at least six months.

      Each initial option grant vests four over years, and each annual option grant vests upon the completion of one year of Board service. The option grants also vests immediately upon the optionee’s death or permanent disability or an acquisition of Radiance by merger or asset sale or a hostile change in control of Radiance.

      Mr. von Hoffmann, a member of our Board of Directors, is a partner at Knobbe, Martens, Olson & Bear LLP, which serves as Intellectual Property Counsel to Radiance.

      Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among executive officers or directors of Radiance. There are no arrangements or understandings involving any director or any nominee regarding such person’s status as a director or nominee.

      Some of our directors will receive additional compensation as a result of our proposed merger with Endologix, Inc. In recognition of their service to Radiance, the compensation committee awarded each of William G. Davis, Edward M. Leonard and Gerard von Hoffman an option to acquire 25,000 shares of our common stock, which will become fully vested on completion of the merger. In addition, the compensation committee amended an existing option to acquire 6,000 shares of our common stock held by Mr. Davis to have an exercise period of five years from the date we signed the merger agreement. Pursuant to Mr. Thiel’s employment agreement with Radiance, upon his termination which will occur as a result of the merger, Mr. Thiel is entitled to thirteen months’ severance pay and continued benefits for one year. Additionally, Mr. Thiel’s Radiance stock options that would have vested over the following year will vest immediately upon his termination. Finally, Radiance also will forgive a $100,000 loan, together with accrued interest thereon, that Radiance made to Mr. Thiel. See “Item 13 — Certain Relationships and Related Transactions” for a more complete description of the loan.

Management Contracts and Termination of Employment and Change in Control Agreements

      We entered into an employment agreement with Mr. Thiel, our Chief Executive Officer, effective February 1, 1999, as amended December 10, 1999, December 22, 2000, and February 7, 2002. The original agreement had a two year term and it has automatically renewed for successive one-year terms thereafter. Mr. Thiel’s base salary for fiscal 2001 was $216,822 and he is eligible to receive an annual cash bonus and incentive-based stock options. The agreement includes executive fringe benefits as is customary for our other executives. Mr. Thiel’s employment agreement will be terminated as a result of the merger with Endologix. Pursuant to his employment agreement, upon such termination Mr. Thiel is entitled to thirteen months’ severance pay and continued benefits for one year. Additionally, we granted Mr. Thiel an incentive stock option to acquire 25,000 shares of our common stock at fair market value on the date of grant, and Mr. Thiel’s stock options that would have vested over the following year will vest immediately upon his termination. Finally, Radiance also will forgive a $100,000 loan, together with accrued interest thereon, that Radiance made to Mr. Thiel.

      We entered into an employment agreement with Mr. Bishop, our Vice President, Operations, effective August 21, 2000. The agreement has an automatically-renewing one-year term and is subject to annual increases in base salary as may be determined by the Compensation Committee of our board of directors. Mr. Bishop’s base salary is $135,000, and he is eligible to receive an annual cash bonus of up to 25% of his base salary as well as incentive-based stock options. The agreement includes executive fringe benefits as is customary for our other executives. If we terminate Mr. Bishop’s employment without cause, he is entitled to his base salary and continued benefits for the remainder of the current term. Additionally, Mr. Bishop’s stock options that would have vested over the following year will vest immediately upon his termination. In the event of a change in control, all of Mr. Bishop’s stock options will accelerate and vest and all of our rights to repurchase his restricted stock will terminate.

      We entered into an employment agreement with Mr. Molloy, our Senior Vice President, Sales and Marketing, effective January 15, 2001. The agreement has an automatically-renewing one-year term and is subject to annual increases in base salary as may be determined by the Compensation Committee of our board of directors. Mr. Molloy’s base salary under the agreement is $180,000 and he is eligible to receive annual cash bonus of up to 30% of his base salary, as well as incentive-based stock options. The agreement includes executive fringe benefits as is customary for our other executives. If we terminate Mr. Molloy’s employment without cause, he is entitled to his base salary and continued benefits for the remainder of the current term. Additionally, Mr. Molloy’s stock options that would have vested over the following year will vest immediately upon his termination. In the event of a change in control, all of Mr. Molloy’s stock options will accelerate and vest and all of our rights to repurchase his restricted stock will terminate.

      We entered into an employment agreement with Mr. Trauthen, our Vice President, Clinical Affairs, effective January 14, 1999, as amended December 10, 1999. The agreement has an automatically-renewing one-year term and is subject to annual increases in base salary as may be determined by the Compensation Committee of our board of directors. Mr. Trauthen’s base salary is $143,000, and he is eligible to receive an annual cash bonus of up to 25% of his base salary as well as incentive-based stock options. The agreement includes executive fringe benefits as is customary for our other executives. If we terminate Mr. Trauthen’s employment without cause, he is entitled to his base salary and continued benefits for the remainder of the current term. Additionally, Mr. Trauthen’s stock options that would have vested over the following year will vest immediately upon his termination. In the event of a change in control, all of Mr. Trauthen’s stock options will accelerate and vest and all of our rights to repurchase his restricted stock shall terminate.

      We entered into a severance agreement with Mr. Richards, our Chief Financial Officer and Secretary, effective December 18, 2001. The agreement provides that should Mr. Richards be terminated for any reason other than cause, Mr. Richards is entitled to receive his base salary for a period of six months following the date of his termination. Mr. Richards is entitled to this severance pay should he voluntarily terminate his employment with Radiance for good reason, which includes a reduction in base salary, a relocation outside Orange County, California, a material reduction in his duties and responsibilities following a change in control, or a material breach by us of the severance agreement.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee in fiscal 2001 were Maurice Buchbinder, M.D., Franklin D. Brown and Jeffrey F. O’Donnell. Jeffrey F. O’Donnell served as our President and Chief Executive Officer until March 1999. Dr. Buchbinder serves as our Medical Director on a consulting basis, pursuant to which he received 25,000 options in January 2001 at $4.63, the fair market value at the date of grant. No other member of the Compensation Committee was at any time during the 2001 fiscal year or at any other time an officer or employee of Radiance.

      None of our executive officers served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Board Compensation Committee Report on Executive Compensation

      The Compensation Committee of the Board of Directors makes recommendations to the full Board with respect to the base salary and bonuses to be paid to our executive officers each fiscal year. In addition, the Compensation Committee has the authority to administer the Radiance 1996 Stock Option/ Stock Issuance Plan with respect to option grants and stock issuances made thereunder to officers and other key employees. The following is a summary of the policies of the Compensation Committee which affect the compensation paid to executive officers, as reflected in the tables and text set forth elsewhere in this Annual Report on Form 10-K.

      General Compensation Policy. Our compensation policy is designed to attract and retain qualified key executives critical to our success and to provide such executives with performance-based incentives tied to the achievement of certain milestones. One of the Compensation Committee’s primary objectives is to have a substantial portion of each officer’s total compensation contingent upon our performance as well as upon the individual’s contribution to our success as measured by his personal performance. Accordingly, each executive officer’s compensation package is comprised primarily of three elements:

•	base salary which reflects individual performance and expertise and is designed to be competitive with salary levels in the industry;

•	variable performance awards payable in cash and tied to Radiance’s achievement of certain goals; and

•	long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our stockholders.

      Factors. We summarize below the principal factors which the Compensation Committee considered in establishing the components of each executive officer’s compensation package for the 2001 fiscal year. However, the Committee may in its discretion apply different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

      Base Salary. The base salary levels for the executive officers were established by the Board for the 2001 fiscal year on the basis of the following factors: personal performance, the estimated salary levels in effect for similar positions at a select group of companies with which we compete for executive talent, and internal comparability considerations. Although the Compensation Committee reviewed various compensation surveys, the Board did not rely upon any specific survey for comparative compensation purposes. Instead, the Board made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which we compete for executive talent. Base salaries will be reviewed by the Compensation Committee on an annual basis, and adjustments will be made in accordance with the factors indicated above.

      Annual Incentive Compensation. The Radiance Employee Bonus Plan provides the Board of Directors with discretionary authority to award cash bonuses to executive officers and employees in accordance with recommendations made by the Compensation Committee. The Compensation Committee’s recommendations are based upon the extent to which financial and performance targets (established semi-annually by the Compensation Committee) are met and the contribution of each such officer and employee to the attainment of such targets. For fiscal year 2001, the performance targets for each of the Named Executive Officers included gross sales, cash flow, engineering product goals and regulatory submission goals. The weight given to each factor varied from individual to individual.

      Long-Term Incentive Compensation. The 1996 Stock Option/ Stock Issuance Plan also provides the Board with the ability to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage Radiance from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the officer’s tenure, level of responsibility and relative position in Radiance. We have established general guidelines for making option grants to the executive officers in an attempt to target a fixed number of unvested option shares based upon the individual’s position with Radiance and their existing holdings of unvested options. However, we do not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer as it feels the circumstances warrant. Each grant allows the officer to acquire shares of our common stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years from the date of grant). The option normally vests in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with Radiance. Accordingly, the option will provide a return to the executive officer only if he or she remains in our employ and the market price of our common stock appreciates over the option term.

      CEO Compensation. The Compensation Committee set the base salary for Jeffrey H. Thiel, our Chief Executive Officer commencing January 1, 2001, at a level which is designed to provide a salary competitive with salaries paid to chief executive officers of similarly-sized companies in the industry and commensurate with each such individual’s experience. Mr. Thiel’s experience at Radiance and his work helping to create and execute our restructuring plan, searching for and investigating strategic alternatives, and beginning a corporate transaction during the fiscal year, were important factors in setting his total compensation. The Compensation Committee did not intend to have the base salary component of compensation affected to any significant degree by our performance. Radiance granted Mr. Thiel 25,000 options, both as recognition of his continued service to Radiance during the fiscal year and as an incentive to participate in the success and increased value of Radiance, and to align his interests with the long-term interest of our stockholders.

Compensation Committee

Maurice Buchbinder, M.D.
Franklin D. Brown
Jeffrey F. O’Donnell

Stock Performance Graph

      The graph depicted below shows Radiance’s stock price as an index assuming $100 invested on December 31, 1996, along with the composite prices of companies listed on the Nasdaq Stock Market and the JP Morgan H&Q Healthcare — Excluding Biotech Index. This information has been provided to Radiance by Research Data Group, Inc.

Radiance Medical Systems

JP Morgan H&Q Healthcare — Excluding Biotech Index
Nasdaq Stock Market — U.S. Index

STOCK PERFORMANCE GRAPH

			JP MORGAN H & Q
			HEALTHCARE-
	RADIANCE MEDICAL	NASDAQ STOCK	EXCLUDING
	SYSTEMS INC	MARKET (U.S.)	BIOTECHNOLOGY

1/97	100	100	100
2/97	82.69	101.17	103.72
3/97	76.92	94.57	94.99
4/97	54.81	97.52	97.09
5/97	59.62	108.56	106.71
6/97	60.58	111.9	113.72
7/97	69.71	123.69	119.98
8/97	59.62	123.5	113.97
9/97	61.54	130.82	119.19
10/97	51.92	124.01	113.3
11/97	42.31	124.66	115.41
12/97	42.31	122.48	119.17
1/98	32.69	126.36	119.41
2/98	37.02	138.23	130.45
3/98	39.66	143.34	135.51
4/98	46.15	145.77	139.78
5/98	50.96	137.67	134.25
6/98	42.79	147.28	138.06
7/98	38.94	145.56	135.52
8/98	25.96	116.7	112.69
9/98	29.81	132.89	121.87
10/98	23.56	138.73	128.36
11/98	31.73	152.83	140.53
12/98	23.56	172.68	144.8
1/99	28.37	197.74	138.51
2/99	32.69	180.04	134.57
3/99	31.73	193.65	137.96
4/99	23.08	199.89	133.51
5/99	21.15	194.35	137.46
6/99	22.6	211.83	141.57
7/99	23.08	208.01	138.33
8/99	40.38	216.81	135.55
9/99	51.92	217.11	122.29
10/99	39.42	234.51	120.08
11/99	42.31	263.04	126.72
12/99	37.98	320.89	126.51
1/00	57.69	309.05	130.49
2/00	69.23	367.84	127.42
3/00	73.08	360.25	134.25
4/00	67.31	303.01	143.09
5/00	69.47	266.45	148.96
6/00	65.38	313.24	163.05
7/00	90.38	296.26	165.3
8/00	106.25	331.28	170.83
9/00	89.42	288.25	181.11
10/00	66.35	264.57	186.96
11/00	45.68	203.84	190.75
12/00	38.46	193.01	197.91
1/01	50	216.42	183.68
2/01	44.23	167.56	189.89
3/01	27.65	144.08	177.68
4/01	39	165.57	184.76
5/01	41.38	165.37	189.2
6/01	40.62	169.81	190.38
7/01	31.15	159.01	197.48
8/01	23.08	141.68	191.85
9/01	10.38	117.81	190.74
10/01	12.92	132.93	186.3
11/01	8.85	151.85	192.83
12/01	12.46	153.15	195.23

Note: Assumes $100 invested on 12/31/96 in Radiance and in the Nasdaq Stock Market and the JP Morgan H&Q Healthcare — Excluding Biotech Index. Assumes reinvestment of dividends.

Section 16(a) Beneficial Ownership Reporting Compliance

      The members of the Board of Directors, the executive officers of Radiance and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which requires them to file reports with respect to their ownership of the common stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that Radiance received from such persons for their 2001 fiscal year transactions in the common stock and their common stock holdings and/or (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2001 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to Radiance regarding the ownership of Radiance’s common stock as of April 15, 2002 by: (i) each stockholder known to Radiance to be a beneficial owner of more than five percent (5%) of Radiance’s common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all current directors and officers of Radiance as a group.

	Number of Shares	Percentage of
Name and Address	Beneficially Owned(1)	Outstanding Shares(2)

William Harris Investors(3)	722,571	5.9%
Two North La Salle Street, Suite 400
Chicago, IL 60602
Dimensional Fund Advisors(4)	687,273	5.2%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Jeffrey H. Thiel(5)	232,137	1.7%
Joseph Bishop(6)	71,583	*
Paul A. Molloy(7)	16,667	*
David M. Richards(8)	45,606	*
Brett A. Trauthen(9)	85,649	*
Franklin D. Brown(10)	47,500	*
Maurice Buchbinder, M.D.(11)	911,994	6.8%
13900 Alton Parkway, Suite 122
Irvine, CA 92618
William G. Davis(12)	80,430	*
Michael R. Henson(13)	642,193	4.8%
13900 Alton Parkway, Suite 122
Irvine, California 92618
Gerard von Hoffmann(14)	105,429	*
Edward M. Leonard(15)	101,192	*
Jeffrey F. O’Donnell(16)	295,226	2.2%
All directors and officers as a group (12 persons)(17)	2,635,505	18.3%
Total Principal Stockholders	4,095,450	28.5%

*	Represents beneficial ownership of less than 1%

(1)	The number of shares of Common Stock beneficially owned includes any shares issuable pursuant to stock options that may be exercised within 60 days after April 15, 2002. Shares issuable pursuant to such options are deemed outstanding for computing percentage of the person holder such options but are not deemed to be outstanding for computing the percentage of any other person.

(2)	Applicable percentages are based on 13,170,044 shares plus the number of shares such individual can acquire within 60 days of April 15, 2002.

(3)	Pursuant to a Schedule 13/ A filed with the Commission on February 15, 2002, William Harris Investors reported that it had shares voting and sold dispositive power of 722,571 shares.

(4)	Pursuant to a Schedule 13/ GA filed with the Commission on February 12, 2002, Dimensional Fund Advisors reported that it had shares voting and sole dispositive power over 687,273 shares.

(5)	Includes 192,166 shares subject to options exercisable within 60 days after April 15, 2002. Mr. Thiel shares voting and investment power with his spouse as co-trustee with respect to 36,471 shares that are held in a revocable trust.

(6)	Include 65,168 shares subject to options exercisable within 60 days after April 15, 2002.

(7)	Include 16,177 shares subject to options exercisable within 60 days after April 15, 2002.

(8)	Include 43,049 shares subject to options exercisable within 60 days after April 15, 2002.

(9)	Include 54,583 shares subject to options exercisable within 60 days after April 15, 2002.

(10)	Include 42,500 shares subject to options exercisable within 60 days after April 15, 2002.

(11)	Include 190,794 shares subject to options exercisable within 60 days after April 15, 2002.

(12)	Includes 73,500 shares subject to options exercisable within 60 days after April 15, 2002. Mr. Davis shares voting and investment power with his spouse as co-trustee with respect to 6,930 shares that are held in a revocable trust.

(13)	Include 113,958 shares subject to options exercisable within 60 days after April 15, 2002.

(14)	Include 67,500 shares subject to options exercisable within 60 days after April 15, 2002.

(15)	Includes 67,500 shares subject to options exercisable within 60 days after April 15, 2002. Mr. Leonard shares voting and investment power with respect to 22,807 shares held in a retirement trust. Mr. Leonard disclaims beneficial ownership with respect to 200 shares held by his spouse and 2,000 shares held as custodian for his minor children under the Uniform Gift to Minors Act.

(16)	Include 290,415 shares subject to options exercisable within 60 days after April 15, 2002.

(17)	Include 1,217,800 shares subject to options exercisable within 60 days after April 15, 2002.

Item 13.     Certain Relationships and Related Transactions

      We have entered into a merger agreement with Endologix, Inc. The merger is subject to Radiance’s and Endologix’ shareholders’ approval and other customary closing conditions. Under the terms of the merger agreement, we will issue $0.75 for each share of Endologix common stock, for an aggregate amount of cash not to exceed $8.4 million, and one share of our common stock for each share of Endologix common stock, not to exceed an aggregate issuance of 11,159,052 shares. In addition, we may pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received for Endologix’s PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration, if payable, in cash or common stock at our sole discretion.

      As set forth below, some of the officers and directors of Radiance have a direct or indirect material interest in the merger.

      Franklin D. Brown, a director of Radiance, is also Chief Executive Officer and Chairman of the board of Endologix. Mr. Brown beneficially owns 712,396 shares of Endologix common stock, 50,000 shares of Endologix Series A preferred stock, and 25,000 shares of Endologix Series B preferred stock.

      Jeffrey H. Thiel, President and Chief Executive Officer of Radiance, owns 16,000 shares of Endologix Series A preferred stock and beneficially owns 8,000 shares of Series B preferred stock. Pursuant to Mr. Thiel’s employment agreement with Radiance, upon his termination which will occur as a result of the merger, Mr. Thiel is entitled to thirteen months’ severance pay and continued benefits for one year. Additionally, Mr. Thiel’s Radiance stock options that would have vested over the following year will vest immediately upon his termination.

      In January 1997, the Company loaned $100,000 to Mr. Thiel. The note is collateralized by a second trust deed on Mr. Thiel’s home and had a five-year term with interest compounding semi-annually at 6%. The principal and interest was originally due January 2002 and has been extended to January 2004. Upon his termination as a result of the merger, Radiance will forgive the $100,000 loan, together with accrued interest thereon.

      Michael R. Henson, a director and former Chairman of the Board and Chief Executive Officer of Radiance, is also a former Chairman of the Board and former Chief Executive Officer of Endologix. Mr. Henson beneficially owns 1,123,917 shares of Endologix common stock, of which 25,000 are held by Mr. Henson’s wife, 120,000 shares of Endologix Series A preferred stock, and 10,000 shares of Endologix Series B preferred stock. Mr. Henson also holds options to purchase 27,083 shares of Endologix common stock.

      Gerard von Hoffmann, a director of Radiance, owns 10,000 shares of Endologix Series B preferred stock. Mr. von Hoffman also serves as patent counsel to both Radiance and Endologix.

      Jeffrey F. O’Donnell, Chairman of the board of directors of Radiance, owns 40,000 shares of Endologix Series A preferred stock and 20,000 shares of Endologix Series B preferred stock.

      In recognition of their service to Radiance, the compensation committee awarded each of William G. Davis, Edward M. Leonard and Gerard von Hoffman an option to acquire 25,000 shares of our common stock, which will become fully vested on completion of the merger. In addition, the compensation committee amended an existing option to acquire 6,000 shares of our common stock held by Mr. Davis to have an exercise period of five years from the date we signed the merger agreement.

      The director and officers listed above who are also stockholders and optionholders of Endologix will receive the same merger consideration as other stockholders and optionholders of Endologix.

      In addition to the ownership of the capital stock of Endologix shown above, Mr. Brown and Mr. Henson serve as members of the board of directors of both companies, and Mr. Brown also is the Chief Executive Officer and Chairman of the board of Endologix.

      All shares of Endologix preferred stock must convert into Endologix common stock prior to completion of the merger. Also, all options will accelerate and vest prior to the completion of the merger, and to the extent not exercised prior to completion of the merger, will terminate.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2002	RADIANCE MEDICAL SYSTEMS, INC.

By: /s/ JEFFREY H. THIEL

Jeffrey H. Thiel,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY H. THIEL Jeffrey H. Thiel	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2002

/s/ DAVID M. RICHARDS David M. Richards	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2002

/s/ FRANKLIN D. BROWN Franklin D. Brown	Director	April 29, 2002

Maurice Buchbinder, M.D.	Director	April 29, 2002

/s/ WILLIAM G. DAVIS William G. Davis	Director	April 29, 2002

/s/ MICHAEL R. HENSON Michael R. Henson	Director	April 29, 2002

Gerard von Hoffman	Director	April 29, 2002

/s/ EDWARD M. LEONARD Edward M. Leonard	Director	April 29, 2002

Jeffrey F. O’Donnell	Director	April 29, 2002