Form 10-Q
period 2002-03-31
RADIANCE MEDICAL SYSTEMS INC /DE/
filed 2002-05-14
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ____________

Commission file number 0-28440

RADIANCE MEDICAL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

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

Yes     No

On May 6, 2002, the Registrant had outstanding approximately 13,170,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

RADIANCE MEDICAL SYSTEMS, INC.

Form 10-Q

March 31, 2002

Page

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed consolidated balance sheets at December 31, 2001 and March 31, 2002	3

Condensed consolidated statements of operations for the three months ended March 31, 2001and 2002	4

Condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2002	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Part II. Other Information

Items 1 through 6	28

Signatures	29

Exhibit Index	30

RADIANCE MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2001	2002

		(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,327	$5,684

Marketable securities available-for-sale	12,322	12,819

Accounts receivable, net	139	66

Other receivables	2,310	2,093

Inventories	73	—

Other current assets	133	78

Total current assets	18,304	20,740

Property and equipment, net	10	—

Marketable securities available-for-sale	4,661	1,532

Notes receivable from officers	147	149

Other assets	208	689

Total Assets	$23,330	$23,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$3,112	$2,448

Deferred revenue	81	81

Total current liabilities	3,193	2,529

Deferred revenue	279	259

Minority interest	100	92

Total liabilities	3,572	2,880

Commitments and contingencies (Note 10)

Stockholders’ equity:

Convertible preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.001 par value; 30,000,000 authorized, 13,122,000 and 13,170,000 shares issued as of December 31, 2001 and March 31, 2002, respectively	13	13

Additional paid-in capital	80,850	80,885

Deferred compensation	(15)	(8)

Accumulated deficit	(61,437)	(60,889)

Accumulated other comprehensive income	347	229

Total stockholders’ equity	19,758	20,230

Total Liabilities and Stockholders’ Equity	$23,330	$23,110

See accompanying notes

RADIANCE MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,

	2001	2002

Revenue:

Product	$429	$—

License	1,596	1,768

Total revenue	2,025	1,768

Cost of product sales	307	69

Gross profit	1,718	1,699

Operating expenses:

Research and development	4,328	1,017

Marketing and sales	394	—

General and administrative	737	398

Minority interest in losses of subsidiary	(7)	(8)

Total operating expenses	5,452	1,407

Income (loss) from operations	(3,734)	292

Other income (expense):

Interest income	451	226

Gain on sale of assets	23	34

Other income (expense), net	25	(4)

Total other income	499	256

Net Income (loss)	($3,235)	$548

Basic income (loss) per share	($0.25)	$0.04

Shares used in computing basic income (loss) per share	13,061	13,157

Diluted income (loss) per share	($0.25)	$0.04

Shares used in computing diluted income (loss) per share	13,061	13,277

See accompanying notes

RADIANCE MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2001	2002

Cash flows from operating activities:

Net income (loss)	($3,235)	$548

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	328	10

Amortization of deferred compensation	45	(12)

Bad debt expense	(62)	5

Gain on sale of assets	(23)	(4)

Minority interest in losses of subsidiary	(7)	(8)

Change in:

Accounts receivable	41	68

Inventories	48	73

Other receivables and current assets	366	270

Accounts payable and accrued expenses	300	(664)

Deferred revenue	(20)	(20)

Net cash provided by (used in) operating activities	(2,219)	266

Cash flows provided by investing activities:

Purchases of available-for-sale securities	(11,650)	(2,032)

Sales of available-for-sale securities	12,137	4,551

Capital expenditures for property and equipment and other assets	(368)	—

Deferred acquisition costs	—	(481)

Net cash provided by investing activities	119	2,038

Cash flows provided by financing activities:

Proceeds from sale of common stock under employee stock purchase plan	100	14

Proceeds from exercise of common stock options	—	40

Net cash provided by financing activities	100	54

Effect of exchange rate changes on cash and cash equivalents	(35)	(1)

Net increase (decrease) in cash and cash equivalents	(2,035)	2,357

Cash and cash equivalents, beginning of period	6,311	3,327

Cash and cash equivalents, end of period	$4,276	$5,684

Supplemental disclosure of non-cash operating activities:

In February 2001, the Company amended the Assets Sale and Purchase agreement and exchanged accounts receivable ($182) due from Escalon Medical Corporation for cash ($18), notes receivable ($64) and 50,000 shares of their common stock ($100 fair value).(Note 4)

See accompanying notes

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
March 31, 2002

1.	Business and Basis of Presentation

Radiance Medical Systems, Inc. (formerly Cardiovascular Dynamics, Inc. and herein after referred to as “Radiance” or the “Company”) was incorporated in March 1992 in the State of California and reincorporated in the State of Delaware in June 1993. Prior to the restructuring in September 2001 (Note 12), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company incorporated its proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis (the “RDX system”). The Company also manufactured, licensed and sold angioplasty catheters and stent products, including its “Focus technology” product line, primarily through medical device distributors. The Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or any other period. For further information, including information on significant accounting policies and use of estimates refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If stock options with an exercise price in excess of the average common stock price were included for the first quarter of 2002, the number of shares used to compute diluted net income per share would have been increased by approximately 1.8 million shares. In addition, for the first quarter of 2001, options to

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

purchase approximately 2.4 million shares were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

A reconciliation of the basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended

	March 31, 2001	March 31, 2002

Basic	13,061	13,157

Effect of dilutive stock options	—	120

Diluted	13,061	13,277

3.	Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of finished goods at December 31, 2001.

The Company discontinued sales and manufacturing of its products, except to fill existing orders following its decision to restructure operations in September 2001 (Note 12). In March 2002, the Company wrote down the remaining inventory to reflect estimated market value.

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

Additionally, the Company received a prime (4.75% at March 31, 2002) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the aforementioned agreement. Additional royalties above the minimums will only be paid under the amended agreement if related product sales exceed $3,000 annually. The Company is recognizing interest income and license revenue under the $718 note receivable on a

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

cash basis, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet. The Company recognized interest income of $11 in the first quarter 2002 and $0 in the first quarter of 2001.

5.	Deferred Revenue

Deferred Distributor Fees

In June 1999, the Company granted Cosmotec Co., Ltd. of Japan (“Cosmotec”) distribution rights to market its vascular radiation therapy products in Japan. Radiance received $1,000 in cash in exchange for the distribution rights and is recognizing the payment as revenue ratably over the estimated seven-year term of the distribution agreement. In conjunction with the granting of distribution rights, the Company is obligated to manage the animal and human clinical trials required to obtain approval from Japanese regulatory authorities to market the RDX system in Japan. During each of the first three months of 2002 and 2001, the Company recognized $20 of revenue. The cash received in excess of the revenue recognized has been recorded as deferred revenue.

6	License Revenue

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, granting them the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company is entitled to receive royalty payments based upon the sale of products using the Focus technology. The agreement includes minimum annual royalties of $250,000 and expires in 2008. During the first quarter of 2002 and 2001, the Company recorded $1,748 and $1,558, respectively, in license revenue due on product sales by Guidant.

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

7.	Comprehensive Income (Loss)

The Company’s comprehensive income (loss) included the following:

	Three Months Ended

	March 31, 2001	March 31, 2002

Net income (loss)	$(3,235)	$548

Unrealized gain (loss) on available-for-sale securities	15	(117)

Foreign currency translation adjustment	(19)	(1)

Comprehensive income (loss)	$(3,239)	$430

8.	Acquisition

Radiance Medical Systems, Inc.

In January 1999, the Company acquired through a merger all of the capital stock which it did not previously own of the (former) Radiance Medical Systems, Inc. (“RMS”). Under the merger agreement, in addition to the consideration paid at the time of the merger, RMS share and option holders could have received product development milestone payments of up to $2.00 for each share of preferred stock and up to $3.00 for each share of common stock. However, none of the milestones were met. The fourth and final milestone, including the 120 day period under which a portion of the milestone payment would be due, expired in the first quarter of 2002. The milestones represented important steps in the United States Food and Drug Administration and European approval process that the Company believed were critical to bringing the Company’s technology to the marketplace.

9.	Definitive Merger Agreement

Endologix, Inc.

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

The merger is subject to Endologix and Radiance shareholder approval and other customary closing conditions. Endologix and Radiance have scheduled special shareholder meetings for May 22, 2002 and May 29, 2002, respectively. If approved, the Company will account for the transaction using the purchase method of accounting.

If the merger is approved, Radiance will forgive a loan of $100 and accrued interest of $36 at March 31, 2002 owed by its chief executive officer.

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

10.	Commitments and Contingencies

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine Radiance’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company is entitled to recover approximately $460 of its legal fees it had previously expensed. In May 2001, Jomed-EndoSonics appealed the judgment. A court date has not yet been set. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows. No amounts have been included in the condensed consolidated financial statements as of March 31, 2002 for this potential legal fee recovery.

Radiance is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, Radiance paid $732 during 2000 and was committed to pay approximately $710 in 2001 for facility set-up fees. In February 2001, the Company agreed to second and third amendments of the manufacturing agreement. The second amendment called for the expansion of the production capacity, and the Company was committed to pay additional fees of approximately $635 in 2001, bringing the total fees for 2001 to approximately $1,345. During 2001, the Company paid all of the aforementioned fees, following the achievement of manufacturing milestones by Bebig, with the exception of a portion of one milestone for $51 that was not completed before manufacturing was discontinued following the restructuring (Note 12). In addition, the Company completed the preparation of certain manufacturing equipment to be used by Bebig to perform the final assembly

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

of the RDX system during the second quarter of 2001 and Bebig purchased the equipment for $450, which approximated Radiance’s cost.

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

In May 2001, the Company agreed to a fourth amendment to the agreement under which Bebig would fulfill certain customer service functions for an annual fee of $95. In 2001, the Company paid $48 in fees for services performed and the remaining $47, excluding $8 in associated taxes, for the non-cancelable commitment under the agreement through April 2002.

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

In September 2001, the Company implemented a restructuring plan that included the discontinuance of European manufacturing (Note 12). As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig (including the remaining minimum sub-license fee), totaling $344, was included as a component of the restructuring charge that was paid in the fourth quarter of 2001. No amounts are owed to Bebig at March 31, 2002.

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

11.	Recent Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 is effective for financial statements issued on or after May 15, 2002 and rescinds both FASB Statement No. 4 (FAS No. 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS No. 4, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this recission, FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

FAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company doesn’t believe that the adoption of FAS No. 145 will have an impact on its condensed consolidated financial statements.

12.	Restructuring Charges

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

As a result, in order to conserve cash prior to assessing the outcome of our BRITE II clinical study and deciding whether to make our PMA filing, and to position the Company to take advantage of strategic alternatives, the Company decided in September 2001 to restructure its operations. The restructuring plan was comprised of the following: a) discontinue marketing and manufacturing of the RDX System in Europe and other international markets in the third quarter of 2001, b) discontinue marketing and manufacturing of products using the Company’s Focus technology subject to the fulfillment of outstanding orders, which was completed in the fourth quarter of 2001, c) cease clinical trials for the RDX system in Japan, and d)

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

involuntary termination of 55 employees, which was completed in the first quarter of 2002, and e) search for additional commercial opportunities by evaluating technologies outside of radiation therapy. The involuntarily terminated employees consisted of 28 employees in manufacturing, 19 employees in research and development, 3 employees in sales and marketing and 5 employees in administration.

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

The Company evaluated the estimated cash flows it expected to generate from its RDX technology, including any possible cash flows associated with its eventual disposition. Due to the Company’s decision to cease marketing and manufacturing in Europe, and the uncertainty surrounding whether it will pursue marketing the RDX technology in other countries, the Company concluded that no future cash flows were expected to be generated from the RDX technology. As a result, the net carrying value of the Company’s equipment related to the RDX technology and its intangible assets, consisting of acquired technology and employment contracts, were written down to zero, resulting in a charge of $390 and $2,111, respectively.

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

The following is a summary of the restructuring-related liability payments during the quarter ended March 31, 2002:

RADIANCE MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

	Liability			Liability
	Balance			Balance
	December	Cash		March
	31, 2001	Payments	Adjustments	31, 2002

Employee termination benefits	$619	$(246)	$—	$373

Non-cancelable commitments	301	(86)	—	215

	$920	$(332)	$—	$588

During the remainder of 2002 and during the year ended December 31, 2003, Radiance will pay $509 and $79, respectively, of the accrued liabilities recorded under the restructuring that are outstanding as of March 31, 2002.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding Radiance’s financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from Radiance’s expectations (“Cautionary Statements”) are disclosed in our 2001 Annual Report on Form 10-K, including, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

payments of up to $2.00 for each share of preferred stock and up to $3.00 for each share of common stock. However, no milestones were met.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the first quarter of 2001, we began two U.S. clinical trials of the RDX system. One trial, BRITE II, is a randomized, pivotal trial to test the effectiveness of the RDX system for in stent restenosis, and the other trial, BRITE SVG, is a feasibility study for de novo and in stent restenosis in saphenous vein bypass grafts. In the second quarter of 2001, we began an international feasibility clinical trial, RAPID, of the RDX system for treating restenosis in two main vessels in the leg, the femoral and popliteal arteries. As of December 31, 2001, we had completed enrollment in the BRITE II of 423 patients and in the BRITE SVG trials of 49 patients. Of the total of 20 patients to be enrolled in the RAPID trial, as of December 31, 2001, we had enrolled 15 patients. We expect that enrollment in the RAPID trial will be completed in the second quarter of 2002.

Over the past few years, our source of revenues has shifted gradually from direct sales to royalties from licenses involving our products. In June 1998, we entered into a technology license agreement with Guidant Corporation, granting Guidant rights, including exclusive rights in the United States, to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of the technological knowledge to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Guidant agreement.

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

reduced, but they will remain relatively fixed. If the merger with Endologix is approved by the shareholders of both companies, because Endologix is in a pivotal clinical trial in the U.S. and activity marketing its products, we anticipate that the combined expenses will be substantially higher than the first quarter of 2002 and result in operating losses through at least 2003.

Recent Developments and Company Restructuring

In September and November 2001, three companies published the first feasibility clinical study data for drug coated stents, a competing technology to our RDX system. While our RDX system uses beta radiation to treat restenosis resulting from angioplasty procedures, drug coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug coated stent feasibility trials were on a relatively small cohort of patients, all three companies reported restenosis rates near or at zero percent. In addition, in March 2002 clinical investigators for Johnson & Johnson reported positive data involving drug coated stents that showed zero restenosis after a 12-month period. Finally, in addition to the positive data regarding the ability of drug coated stents to treat de novo restenosis, recently released Brazilian research data from a small two year study of 30 patients indicates that drug coated stents are effective in treating in-stent restenosis. Unless clinical study data involving drug coated stents from the pivotal, larger studies planned or in progress show restenosis rates significantly higher than reported in pilot studies, the market for the RDX system likely will be limited.

As a result, in order to conserve cash prior to assessing the outcome of our BRITE II clinical study and deciding whether to make our RDX system coronary PMA filing, and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. Our restructuring plan consisted of the following:

•	Discontinue marketing and manufacturing of the RDX system in Europe and other international markets in the third quarter of 2001;

•	Discontinue marketing and manufacturing of products using our Focus technology subject to fulfillment of outstanding orders;

•	Cease clinical trials for the RDX system in Japan;

•	Involuntary termination of 55 employees, which we completed in the first quarter of 2002; and,

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As a result of the restructuring plan, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees, for non-cancelable commitments under the agreements with Bebig, $20,000 in other non-cancelable commitments, $601,000 for the write-off of inventory that will not be used to fulfill the outstanding Focus technology product orders, $1.1 million for employee involuntary termination benefits and $42,000 for other exit costs.

In addition, we concluded that certain RDX technology equipment and intangible assets, previously acquired in fiscal 1999 related to the RDX technology were impaired resulting in a charge of $390,000 and $2.1 million. We concluded the assets would not generate future cash flows. Because we also decided to cease manufacturing of the Focus technology product line, subject to fulfillment of outstanding orders, we recorded a charge of $40,000 for equipment used in the production of Focus technology products. We also wrote off $269,000 for the carrying value of furniture, computers, software and leasehold improvements that were no longer being used.

During the fourth quarter of 2001, we completed our evaluation of facility needs and recorded a $309,000 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256,000.

Following the restructuring, we assigned the remaining workforce of nine people to complete the BRITE II pivotal clinical trial and the BRITE SVG and RAPID feasibility clinical trials, as well as to identify strategic partners and promising technology. Once the BRITE II clinical trial is complete and pivotal clinical trial data on drug-coated stents is available, we will decide whether to file for PMA for the RDX system.

Future Operations

Based on the preliminary results from clinical studies involving drug coated stents, we believe the market for our RDX system likely will be limited. We have signed a definitive merger agreement to acquire Endologix, Inc. and plan to develop their technology and manufacture and market a medical device based on this technology that potentially represents a more promising commercial market. Therefore, if stockholders approve the merger, we expect to combine the operations of Endologix with ours immediately thereafter. Although we plan to complete our remaining clinical trials involving the RDX system, unless initial positive results from studies involving competing drug coated stent technologies prove inaccurate, we expect that our ongoing operations following completion of the merger primarily will be

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

research and and development of Endologix’s technology, and the production and distribution of the Endologix product(s).

Definitive Merger Agreement

In February 2002, we signed a definitive merger agreement with Endologix. Endologix is a developer and manufacturer of minimally invasive treatment of vascular diseases. Endologix’ lead technology is the PowerLink System, an endoluminal stent graft for the treatment of abdominal aortic aneurysms. The merger is subject to Radiance’s and Endologix’ shareholders’ approval and other customary closing conditions. Endologix and Radiance have scheduled special shareholder meetings for May 22, 2002 and May 29, 2002, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2002 and 2001

         Product Revenue. Product revenue decreased to zero in the three months ended March 31, 2002 from $429,000 in the three months ended March 31, 2001. Because we discontinued manufacturing and marketing of our products in the fourth quarter of 2001 as part of our restructuring plan, we anticipate only minor or no sales in 2002 from our existing products. However, if the shareholders approve the merger with Endologix, the amount and composition of our product revenue would change in the future.

         License Revenue. License revenue increased 11% to $1.8 million in the three months ended March 31, 2002 from $1.6 million in the three months ended March 31, 2001. $1.7 million and $1.6 million in license revenue was recognized in the first quarter of 2002 and 2001, respectively, for royalties on product sales under the technology license agreement with Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000. Our license revenue may significantly decrease if Guidant terminates the agreement or there is a reduction in licensed product sales.

         Cost of Product Sales. The cost of product sales decreased 78% to $69,000 in the three months ended March 31, 2002 from $307,000, or 72% of product revenue, in the three months ended March 31, 2001. The cost of product sales for the first quarter of 2002 resulted from the write-down of inventory to its estimated market value.

         Research and Development. Research and development expenses, which include clinical expenses, decreased 77% to $1.0 million in the three months ended

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2002 from $4.3 million in the three months ended March 31, 2001. The decrease in expenses during the quarter ended March 31, 2002 resulted primarily from the discontinuance of new research and development ($2.2 million), as part of our 2001 restructuring plan, and the completion of enrollment for our pivotal U.S. clinical trial, BRITE II, in the fourth quarter of fiscal 2001 ($692,000). The Company expects the overall expenditures to decrease for the remainder of 2002, compared to the expenditures for the same periods of 2001, due to our restructuring and completion of the enrollment for the BRITE II. If the merger with Endologix is approved by shareholders, because Endologix is currently conducting new product research and development and a pivotal U.S. clinical trial, we anticipate that research and development expenses for the remainder of 2002 will increase substantially but still be lower than research and development expenses for the same periods of 2001.

         Marketing and Sales. Marketing and sales expenses decreased 100% to zero in the three months ended March 31, 2002 from $394,000 in the three months ended March 31, 2001 due to the discontinuance of marketing and sales in the fourth quarter of 2001 under our 2001 restructuring plan. Management anticipates that marketing and sales expenses will continue to be lower for 2002, compared to expenses for the same periods of 2001 due to the 2001 restructuring. If the merger with Endologix is approved by shareholders, we expect marketing and sales expenses to increase substantially for the remainder of the year.

         General and Administrative. General and administrative expenses decreased 46% to $398,000 in the three months ended March 31, 2002 from $737,000 in the three months ended March 31, 2001. The decrease in expenses for the first quarter of 2002, compared with the same period of 2001, was due primarily to a decrease of $247,000 in salaries and benefits expense because of our 2001 restructuring.

         Other Income (Expense). Other income decreased 49% to $256,000 in the three months ended March 31, 2002, compared to $499,000 in the same period of 2001. The decrease in other income for the first quarter of 2002 compared with the same period of 2001 was due to a 50% decrease in interest income from a 31% lower average cash balance and a lower average interest rate on investments.

         Although we are profitable for the quarter, because we anticipate incurring an operating loss for the year, assuming the shareholders approve the merger with Endologix, we have not recorded a provision for income tax expense.

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

the RDX system in Japan. However, under the 2001 restructuring plan, the joint venture was made idle.

We borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt in September 2000 to reflect the fair value of the 5%, $1.0 million face amount convertible debenture. In September 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share.

In July 1999, we entered into a two-year contract manufacturing agreement with Bebig GmbH to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, we paid $732,000 during 2000 and were committed to pay approximately $710,000 in 2001 for facility set-up fees. In February 2001, we agreed to second and third amendments of the manufacturing agreement. The second amendment called for the expansion of the production capacity, and we were committed to pay additional fees of approximately $635,000 in 2001, bringing the total fees for 2001 to approximately $1.3 million. During 2001, we paid all of the aforementioned fees, following the achievement of manufacturing milestones by Bebig, with the exception of a portion of one milestone for $51,000 that was not completed before manufacturing was discontinued following the restructuring. See Note 12 to Condensed Consolidated Financial Statements for more information on the restructuring relating to Bebig. In addition, we completed the preparation of certain manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and Bebig purchased the equipment for $450,000, which approximated Radiance’s cost.

The third amendment, which had a one-year term, increased the amount we would pay Bebig for each unit produced and set a minimum facility charge. We also agreed to pay all material and third party costs associated with production validation and an agreed amount for each unit produced. In 2001, we paid a total of $278,000 for minimum facility fees and $54,000 for reimbursement of third party costs for charges incurred prior to the discontinuance of manufacturing following the restructuring, and $139,000 in non-cancelable commitments through the term of the manufacturing agreement.

In May 2001, we agreed to a fourth amendment to the agreement under which Bebig would fulfill certain customer service functions for an annual fee of $95,000. In 2001, we paid $48,000 in fees for services performed and the remaining $47,000, excluding $8,000 in associated taxes, for the non-cancelable commitment under the agreement through April 2002.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In conjunction with the contract manufacturing agreement, we entered into a three year sub-license agreement with Bebig for certain radiation technology that it believed might be useful in the development of its radiation therapy products. During 2001, we recorded $125,000 in license fee expense and paid an additional $150,000 for license rights through November 2002. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license was subject to renewal, without cost, until the underlying patents’ expiration dates.

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

In September 2001, the Company implemented a restructuring plan that included the discontinuance of European manufacturing. As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig, including the remaining minimum sub-license fee, totaling $344,000, was included as a component of the restructuring charge that was paid in the fourth quarter of 2001. No amounts are owed to Bebig at March 31, 2002.

Net cash provided by operating activities was $266,000 for the three months ended March 31, 2002, compared to net cash used by operating activities of $2.2 million. The decrease in net cash used resulted primarily from our 2001 restructuring and reduced operating level.

At March 31, 2002, we had cash, cash equivalents and marketable securities available for sale of $20.0 million. We expect to incur substantial costs related to clinical testing of the RDX system and the pending merger with Endologix. We anticipate that our existing capital resources will be sufficient to fund our operations through September 30, 2003. However, if the shareholders approve the merger with Endologix, we will pay $8.4 million to Endologix shareholders as part of the merger consideration and our capital requirements will be substantially higher. Moreover, our future capital requirements will depend on many factors, including:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	approval of the merger with Endologix;

•	our research and development programs

•	the scope and results of clinical trials;

•	the regulatory approval process;

•	the costs involved in intellectual property rights enforcement or litigation;

•	competitive products;

•	the establishment of manufacturing capacity;

•	the establishment of sales and marketing capabilities;

•	the establishment of collaborative relationships with other parties; and,

•	the ability to develop technology and to commercialize products.

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

Accounts receivable, net, decreased 53% to $66,000 at March 31, 2002 from $139,000 at December 31, 2001. The decrease was attributable primarily to no product sales for the quarter ended March 31, 2002. Because product sales were discontinued in the fourth quarter of 2001, we expect trade accounts receivable, net, to continue to decrease.

Other receivables decreased 9% to $2.1 million at March 31, 2002 from $2.3 million at December 31, 2001. The decrease was attributable primarily to a $106,000 decrease in royalty revenue receivable from Guidant Corporation. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Guidant license agreement.

Other assets increased 131% to $689,000 at March 31, 2001 from $208,000 at December 31, 2001. The increase was due primarily to deferred acquisition costs of $480,000 associated with the merger with Endologix.

Accounts payable and accrued expenses decreased 21% to $2.4 million at March 31, 2002 from $3.1 million at December 31, 2001. This decrease was attributable primarily to a decrease of $453,000 in payroll and related accruals due to the payment of severance and a decrease of $173,000 in clinical study-related accruals.

Part II.
OTHER INFORMATION

Items 1,2,3, 4, and 5.    Not applicable

Item 6.   Exhibits and Reports on Form 8-K

(b)	No Reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

RADIANCE MEDICAL SYSTEMS, INC.

Date: May 13, 2002	/s/ Jeffrey H. Thiel

Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2002	/s/ David M. Richards

Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

None.