Form 10-Q
period 2002-06-30
ENDOLOGIX INC /DE/
filed 2002-08-14
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission file number 0-28440

ENDOLOGIX, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0328265 (I.R.S. Employer Identification Number)

13900 Alton Parkway, Suite 122, Irvine, California 92618
(Address of principal executive offices)

Registrant’s telephone number, including area code (949) 595-7200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No

On August 7, 2002, the Registrant had outstanding approximately 24,314,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

ENDOLOGIX, INC.

Form 10-Q

June 30, 2002

Page

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed consolidated balance sheets at December 31, 2001 and June 30, 2002	3

Condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2002	4

Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2002	5

Notes to condensed consolidated financial statements	6

Item 2. Management’s discussion and analysis of financial condition and results of operations	19

Part II. Other Information

Items 1 through 6	36

Signatures	38

Exhibit Index	39

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2001	2002

		(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,327	$6,981

Marketable securities available-for-sale	12,322	8,684

Accounts receivable, net	139	663

Receivable from officer	—	26

Other receivables	2,310	1,976

Inventories	73	1,396

Other current assets	133	37

Total current assets	18,304	19,763

Property and equipment, net	10	170

Marketable securities available-for-sale	4,661	2,010

Notes receivable from officers	147	—

Goodwill (Note 9)	—	4,667

Other intangibles, net of amortization of $113 (Note 9)	—	16,150

Other assets	208	542

Total Assets	$23,330	$43,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$3,112	$4,135

Merger consideration payable	—	3,894

Note payable	—	1,083

Deferred revenue	81	81

Total current liabilities	3,193	9,193

Deferred revenue	279	239

Minority interest	100	95

Total liabilities	3,572	9,527

Commitments and contingencies (Note 10)

Stockholders’ equity:

Convertible preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.001 par value; 30,000,000 authorized, 13,122,000 and 24,311,000 issued and outstanding at December 31, 2001 and June 30, 2002, respectively	13	24

Additional paid-in capital	80,850	99,510

Deferred compensation	(15)	(8)

Note receivable from shareholder	—	(174)

Accumulated deficit	(61,437)	(65,751)

Accumulated other comprehensive income	347	174

Total stockholders’ equity	19,758	33,775

Total Liabilities and Stockholders’ Equity	$23,330	$43,302

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Revenue:

Product	$336	$140	$765	$140

License revenue	1,498	1,800	3,094	3,568

Total revenue	1,834	1,940	3,859	3,708

Cost of product revenue	346	83	653	152

Gross profit	1,488	1,857	3,206	3,556

Operating expenses:

Research, development and clinical	3,914	1,699	8,242	2,716

Marketing and sales	445	133	839	133

General and administrative	661	693	1,398	1,091

Charge for acquired in-process research and development	—	4,438	—	4,438

Minority interest	(6)	(7)	(13)	(15)

Total operating expenses	5,014	6,956	10,466	8,363

Loss from operations	(3,526)	(5,099)	(7,260)	(4,807)

Other income (expense):

Interest income	356	185	807	411

Gain on sale of assets	43	58	66	92

Other income (expense)	(24)	(6)	1	(10)

Total other income	375	237	874	493

Net loss	($3,151)	($4,862)	($6,386)	($4,314)

Basic and diluted net loss per share	($0.24)	($0.28)	($0.49)	($0.29)

Shares used in computing basic and diluted net loss per share	13,072	17,081	13,066	15,133

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2001	2002

Cash flows from operating activities:

Net loss	($6,386)	($4,314)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	657	130

Amortization of deferred compensation	68	(12)

Charge for acquired in-process research and development	—	4,438

Bad debt expense	(92)	5

Gain on sale of assets	(66)	(55)

Minority interest in losses of subsidiary	(13)	(8)

Forgiveness of officer loan	—	137

Change in (net of effect of acquisition):

Trade accounts receivable	214	166

Inventories	173	72

Other receivables and other assets	463	791

Accounts payable and accrued expenses	1,006	(643)

Deferred revenue	(40)	(40)

Net cash provided by (used in) operating activities	(4,016)	667

Cash flows provided by investing activities:

Purchases of available-for-sale securities	(14,984)	(6,529)

Sales of available-for-sale securities	17,555	12,691

Purchase of (former) Endologix, net of cash acquired of $2,097	—	(3,214)

Capital expenditures for property and equipment and other assets	(413)	(27)

Net cash provided by investing activities	2,158	2,921

Cash flows provided by financing activities:

Proceeds from sale of common stock under employee stock purchase plan	100	14

Proceeds from exercise of common stock options	20	40

Net cash provided by financing activities	120	54

Effect of exchange rate changes on cash and cash equivalents	(30)	12

Net increase (decrease) in cash and cash equivalents	(1,768)	3,654

Cash and cash equivalents, beginning of period	6,311	3,327

Cash and cash equivalents, end of period	$4,543	$6,981

Supplemental disclosure of non-cash operating activities:

In February 2001, the Company amended the Assets Sale and Purchase agreement and exchanged accounts receivable ($182) due from Escalon Medical Corporation for cash ($18), notes receivable ($64) and 50,000 shares of their common stock ($100 fair value).(Note 4)

In May 2002, the Company acquired all of the common stock of (former) Endologix. The following is a summary of the transaction:

Fair value of assets acquired, including intangible assets	$26,152

Acquired in-process research and development	4,438

Cash paid	(5,311)

Merger consideration payable	(3,894)

Common stock issued	(18,637)

Liabilities assumed	$2,748

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
June 30, 2002

1. Business and Basis of Presentation

Endologix, Inc. (formerly Radiance Medical Systems, Inc. and Cardiovascular Dynamics, Inc. and herein after referred to as “Endologix” or the “Company”) was incorporated in March 1992 in the State of California and reincorporated in the State of Delaware in June 1993. Following the merger with and name change to Endologix, Inc. in May 2002 (Note 9), the Company is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the development of the PowerLink System, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture.

Prior to the restructuring that occurred in September 2001 (Note 12), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company incorporated its proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis (the “RDX system”). The Company also manufactured, licensed and sold angioplasty catheters and stent products, including its “Focus technology” product line, primarily through medical device distributors. The Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three and six month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or any other period. For further information, including information on significant accounting policies and use of estimates refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

2. Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If stock options with an exercise price in excess of the average common stock price were included for the second quarter of 2001 and 2002, the number of shares used to compute diluted net loss per share would have been increased by approximately 0.4 million and 1.9 million shares, respectively. In addition, for the first six months of 2001 and 2002, options to purchase approximately 0.5 million and 1.9 million shares, respectively, were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

3. Inventories

         Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	December 31, 2001	June 30, 2002

Raw materials	$—	$582

Work-in-process	—	123

Finished goods	73	691

	$73	$1,396

The Company discontinued sales and manufacturing of its RDX and Focus Technology products, except to fill existing orders following its decision to restructure operations in September 2001 (Note 12). The balance at June 30, 2002 consists of PowerLink technology inventory.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

Additionally, the Company received a prime (4.75% at June 30, 2002) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the aforementioned agreement. Additional royalties above the minimums will only be paid under the amended agreement if related product sales exceed $3,000 annually. The Company is recognizing interest income and license revenue under the $718 note receivable on a cash basis, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet.

The Company recognized interest income of $0 and $5 in the second quarter 2001 and 2002, respectively, under this arrangement. $0 and $16 in interest income was recognized during the first six months of 2001 and 2002, respectively. The Company recognized $0 and $65 in revenue in the second quarter of 2001 and 2002, respectively, under this arrangement. $17 and $65 in revenue were recognized during the first six months of 2001 and 2002, respectively.

5. Deferred Revenue and Note Payable

Deferred Distributor Fees

In June 1999, the Company granted Cosmotec Co., Ltd. of Japan (“Cosmotec”) distribution rights to market its vascular radiation therapy products in Japan. The Company received $1,000 in cash in exchange for the distribution rights and is recognizing the payment as revenue ratably over the estimated seven-year term of the distribution agreement. In conjunction with the granting of distribution rights, the Company is obligated to manage the animal and human clinical trials required to obtain approval from Japanese regulatory authorities to market the RDX system in Japan. During each of the second quarter of 2002 and 2001, the Company recognized $20 of revenue. During each of the first six months of 2001 and 2002, the Company recognized $40 of revenue. The cash received in excess of the revenue recognized has been recorded as deferred revenue.

Note Payable

In September 2001, the former Endologix issued a $1,000 unsecured subordinated convertible note to Cosmotec. The note bears interest at 10% and is due in full in September 2002.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

6. License Revenue

In June 1998, the Company signed a technology license agreement with Guidant Corporation, an international interventional cardiology products company, granting them the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company is entitled to receive royalty payments based upon the sale of products using the Focus technology. The agreement includes minimum annual royalties of $250,000 and expires in 2008. During the second quarter of 2001 and 2002, the Company recorded $1,479 and $1,715, respectively, in license revenue due on product sales by Guidant. During the first six months of 2001 and 2002, the Company recorded $3,037 and $3,463, respectively, in license revenue due on product sales by Guidant.

7. Note Receivable from Shareholder

In September 1998, an officer of the former Endologix purchased 700,000 shares of common stock for $175, of which $1 was paid in cash. The remaining $174 was evidenced by a five-year, 6% note receivable and is recorded as a reduction of shareholders’ equity in the condensed consolidated balance sheet at June 30, 2002. The note receivable was paid in July 2002.

8. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Net loss	$(3,151)	$(4,862)	$(6,386)	$(4,314)

Unrealized loss on available-for-sale securities	(26)	(65)	(11)	(182)

Foreign currency translation adjustment	3	10	(16)	9

Comprehensive loss	$(3,174)	$(4,917)	$(6,413)	$(4,487)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

9. Merger

Endologix, Inc.

Reasons for the Merger

In September 2001, the Company decided to search for additional commercial opportunities by evaluating technologies outside of vascular brachytherapy, then the primary operational focus. The Company decided to look at other medical device technologies in a response to positive data that had been presented on drug-coated stents, and the potential impact on our brachytherapy device, the RDX system, if data from larger clinical trials involving drug-coated stents were equally positive to the results recently reported in feasibility trials. Unless clinical study data involving drug-coated stents from larger studies show restenosis, or re-blockage of artery, rates significantly higher than what had been presented, the Company believed the market for the RDX system likely would be limited.

In the fourth quarter of 2001, the Company began discussions with Endologix, Inc. (“former Endologix”), a developer and manufacturer of minimally invasive devices for the treatment of vascular diseases. Former Endologix’s lead technology is the PowerLink System, an endoluminal stent graft for the treatment of abdominal aortic aneurysms. Based on the investigation of the PowerLink System, the Company believed that it was a novel device for treatment of abdominal aortic aneurysms, and that clinical results to date indicated that the PowerLink System had several features and benefits that may provide a better clinical outcome in comparison to devices currently on the market.

The Company believed that the acquisition of former Endologix’s technology would provide the Company with a new and different medical device technology for a promising and potentially lucrative market in the event that the market for the RDX system did not develop.

Merger Transaction

In May 2002, the Company acquired all of the capital stock of former Endologix. Pursuant to the merger, the Company paid or will pay former stockholders of former Endologix $0.75 cash for each share of Endologix common stock, for an aggregate amount of cash of $8,355, and one share of Radiance common stock for each share of Endologix common stock, for an aggregate number of shares of 11,140,541. At June

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

30, 2002, $3,894 in cash and 5,192,424 shares of common stock remains payable to shareholders of former Endologix.

In addition, the Company may pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. The Company may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of June 30, 2002, such contingent consideration has not been recorded to the condensed consolidated financial statements.

With the merger, former Endologix’ treasury stock and 475,000 shares of former Endologix common stock, or 4% of the fully diluted equity of former Endologix, that the Company owned was cancelled.

Following the approval of the merger, the Company forgave a loan of $100 and accrued interest of $37 owed by its former chief executive officer and has expensed $137 to administrative expenses in the quarter ended June 30, 2002.

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. The Company retained an independent appraiser to assist in identifying intangible assets. Valuation techniques were employed to reflect recent guidelines from the AICPA on approaches and procedures to be followed in identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IPR&D. The allocation of the purchase price to acquired intangible and tangible net assets of former Endologix is based upon a preliminary independent valuation. The final allocations could be materially different than those used and may result in additional identifiable intangible assets or changes thereto, including changes to the amount allocated to and expensed as IPR&D.

At the date of the merger, the Company acquired, in addition to the net tangible assets of the business, the PowerLink and PowerWeb (an earlier version of the PowerLink) technologies, both developed and in-process, the Endologix tradename and PowerLink and PowerWeb trademarks, and goodwill. The Company determined whether technological feasibility had been reached for a technology based upon whether it had been approved for sale by the appropriate regulatory body, or, in the absence of regulatory approval, whether there existed any material costs yet to be incurred, material changes to the technology to be completed or material risks of approval for sale. Lastly, the Company considered whether the technology had any alternative future uses. Thus, the Company determined there was developed technology if it had been commercialized, had little effort or risk to commercialization, or had alternative future uses.

If technological feasibility of projects had not been reached and the technology had no alternative future uses, the Company considered the technology to be in-process research and development. The Company expensed the portion of the purchase price allocated to IPR&D of $4,438, in accordance with generally accepted accounting principles, in the second quarter of 2002.

The IPR&D is comprised of technological development efforts aimed at the discovery of new, technologically advanced knowledge, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included, but were not limited to, research and development efforts towards U.S. commercialization and expansion of the PowerLink product line to include a larger size of the device. The Company anticipates U.S. commercialization of the PowerLink System in mid-2004 and will spend an estimated $6,700 to complete the regulatory process. The Company anticipates commercialization of a larger size of the PowerLink System in Europe in late 2002, and in the U.S. in mid-2007 and will spend an estimated $6,600 to complete the research and development and regulatory approval process.

ENDOLOGIX, INC.
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

The weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the PowerLink System and 33% for the development and commercialization of the larger size of the PowerLink System as of merger date. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows was 40%, based upon the level of risk associated with a particular technology and the current return on investment requirements of the market. Through June 30, 2002, actual results do not materially differ from the estimates and assumptions used in the valuation.

As discussed above, a portion of the former Endologix merger consideration premium was allocated to identifiable intangibles. The identifiable intangibles consist of developed technology, in-process research and development, trademarks and goodwill. The fair value of developed technology at the merger date was $13,578 and represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,685 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $4,667 was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

The components of the purchase price and allocation are as follows:

Purchase Price:

Stock consideration (11,140,541 shares @ $1.67/share*)	$18,637

Cash	8,355

Acquisition costs	850

Total	$27,842

Allocation of Purchase Price:

Current assets	$4,879

Property and equipment	135

Other long-term assets	34

Current liabilities	(2,748)

Note receivable from shareholder	174

IPR&D	4,438

Developed technology	13,578

Trademarks and tradenames	2,685

Goodwill	4,667

Total	$27,842

* The Nasdaq average closing price for the three business days before, the day of the merger announcement, and the three business days     thereafter.

The following pro forma data summarizes the results of operations for the periods indicated as if the Endologix merger had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identified intangible assets.

	Six Months Ended

	June 30, 2001	June 30, 2002

Proforma:

Revenue	$5,364	$4,997

Net loss	$(8,804)	$(3,160)

Net loss per share basic and diluted	$(0.36)	$(0.13)

Weighted-average shares outstanding	24,207,000	24,304,000

The above pro forma calculations do not include the charge of $4,438 for acquired IPR&D.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

10. Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. If a patent is issued to the party licensing the technology to Impra and the Company receives FDA approval to commercially distribute devices using the component, the price that the Company will pay Impra for the component will materially increase. The Company has not determined the likelihood of the aforementioned patent being issued but believes that U.S. commercialization could occur during 2004. The Company is economically dependent on this vendor as it is the sole source for the medical device component.

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary ultrasound imaging transducer. Under the judgment, the Company is entitled to recover approximately $460 of its legal fees it had previously expensed. In May 2001, Jomed-EndoSonics appealed the judgment. A court date has not yet been set. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows. No amounts have been included in the condensed consolidated financial statements as of June 30, 2002 for this potential legal fee recovery.

The Company is party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the RDX system in Europe. Pursuant to the agreement, which was amended in July 2000, the Company paid $732 during 2000 and was committed to pay approximately $710 in 2001 for facility set-up fees. In February 2001, the Company agreed to second and third amendments of the manufacturing agreement. The second amendment called for the expansion of the production capacity, and the Company was committed to pay additional fees of approximately $635 in 2001, bringing the total fees for 2001 to approximately $1,345. During 2001, the Company paid all of the aforementioned fees, following the achievement of manufacturing milestones by Bebig, with the exception of a portion of one milestone for $51 that was not completed before manufacturing was discontinued following the restructuring (Note 12). In addition, the Company completed the preparation of certain manufacturing equipment to be used by Bebig to perform the final assembly of the RDX system during the second quarter of 2001 and Bebig purchased the equipment for $450, which approximated the Company’s cost.

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

ENDOLOGIX, INC.
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

In September 2001, the Company implemented a restructuring plan that included the discontinuance of European manufacturing (Note 12). As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig (including the remaining minimum sub-license fee), totaling $344, was included as a component of the restructuring charge that was paid in the fourth quarter of 2001. No amounts are owed to Bebig at June 30, 2002.

11. Recent Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 146, Accounting for Exit or Disposal Activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. FAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company does not believe that the adoption of FAS No. 146 will have a material impact on its condensed consolidated financial statements.

12. Restructuring Charges

In September 2001, two companies published the first feasibility clinical study data for drug-coated stents, a competing technology to the Company’s RDX system. While the Company’s RDX system uses beta radiation to treat restenosis resulting from

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Continued)

angioplasty procedures, drug-coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug-coated stent feasibility trials were on a relatively small cohort of patients, both companies reported restenosis rates near or at zero percent. Unless clinical study data involving drug coated stents from the pivotal, larger studies planned or in progress show restenosis rates significantly higher than reported in pilot studies, the market for the RDX system likely will be limited.

As a result, in order to conserve cash prior to assessing the outcome of the BRITE II clinical study and deciding whether to make a PMA filing, and to position the Company to take advantage of strategic alternatives, the Company decided in September 2001 to restructure its operations. The restructuring plan was comprised of the following: a) discontinue marketing and manufacturing of the RDX System in Europe and other international markets in the third quarter of 2001, b) discontinue marketing and manufacturing of products using the Company’s Focus technology subject to the fulfillment of outstanding orders, which was completed in the fourth quarter of 2001, c) cease clinical trials for the RDX system in Japan, and d) involuntary termination of 55 employees, which was completed in the first quarter of 2002, and e) search for additional commercial opportunities by evaluating technologies outside of radiation therapy. The involuntarily terminated employees consisted of 28 employees in manufacturing, 19 employees in research and development, 3 employees in sales and marketing and 5 employees in administration.

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

ENDOLOGIX, INC.
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

The following is a summary of the restructuring-related liability payments during the six months ended June 30, 2002:

	Liability			Liability
	Balance			Balance
	December	Cash		June
	31, 2001	Payments	Adjustments	30, 2002

Employee termination benefits	$619	$(446)	$—	$173

Non-cancelable commitments	301	(161)	—	140

	$920	$(607)	$—	$313

During the remainder of 2002 and during the year ending December 31, 2003, the Company will pay $234 and $79, respectively, of the accrued liabilities recorded under the restructuring that are outstanding as of June 30, 2002.

13. Subsequent Event

In August 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, including, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., or former Endologix, and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc.

The former Endologix was a developer and manufacturer of minimally invasive devices for the treatment of vascular diseases. Former Endologix’ lead technology is the PowerLink System, an endoluminal stent graft for the treatment of abdominal aortic aneurysms. Pursuant to the merger, we paid or will pay former stockholders of former Endologix $0.75 cash for each share of former Endologix common

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

stock, for an aggregate amount of cash of $8.4 million, and one share of Radiance common stock for each share of Endologix common stock, for an aggregate number of shares of 11,140,541. At June 30, 2002, $3.9 million in cash and 5,192,424 shares of common stock remains payable to shareholders of former Endologix.

In addition, we may pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, for the PowerLink System is received on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration, if payable, in cash or common stock at our sole discretion.

Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001, we were researching, developing and marketing the RDX system, a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. We are in the process of completing a Phase II clinical trial for the RDX system, BRITE II, as well as another coronary and a peripheral feasibility trial.

Our Business

Endologix, Inc. is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the PowerLink System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%. AAA is the 13th leading cause of death in the United States.

The PowerLink System is a catheter and endoluminal graft, or ELG system. The self-expanding stainless steel cage is covered by ePTFE, a common surgical graft material. The PowerLink ELG is implanted in the abdominal aorta, gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. We believe that implantation of the PowerLink System will reduce the mortality and morbidity rates associated with conventional AAA surgery.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We are currently selling the PowerLink ELG in Europe, excluding France, which requires separate regulatory approval for AAA devices. Our French clinical trial for the PowerLink was completed last year and we are awaiting ministry of health, or MOH review, which should occur in the third or fourth quarter of 2002. We completed Japanese clinical trials for our AAA technology earlier this year and in July 2002 submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should take about one year from the date of submission.

We are currently enrolling patients in two separate Phase II U.S. clinical trials, one for an infrarenal and one for a suprarenal version of the PowerLink System, to support a pre-market approval, or PMA, application with the FDA in order to market the PowerLink System in the United States. We believe that the enrollment for the infrarenal device should be completed in the fourth quarter of 2002 and, the enrollment for the suprarenal device should be completed in 2004. There is a 12-month follow-up period for both U.S. clinical trials before final data collection and submission for PMA to the FDA.

Prior to June 1998, we focused on manufacturing and selling a broad range of angioplasty catheters and stent products, including our Focus technology product line. As catheter and stent products became widely available and were subject to increasing price pressure, we shifted our focus to the research and development of radiation therapy devices to treat restenosis. Since June 1998, we have:

•	licensed our proprietary Focus technology for balloon angioplasty to Guidant Corporation for use in Guidant’s stent delivery systems;

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	acquired the portion of our former Radiance Medical Systems subsidiary that we did not already own, which was researching and developing radiation therapy treatment devices to prevent blockages in arteries following interventional treatments;

•	sold our vascular access product line and related assets;

•	reduced our direct sales force;

•	restructured our operations beginning in September 2001; and,

•	acquired former Endologix and its AAA technology in May 2002.

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

We have experienced an operating loss for each of the last three years and expect to continue to incur annual operating losses through at least 2003. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

•	the timing and amount of expenses associated with clinical testing and development of the PowerLink system and RDX system;

•	the progress and success of clinical trials and regulatory approvals;

•	varying product sales by our licensee;

•	our ability to penetrate the European market; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

We discontinued the sale of Focus technology products in the fourth quarter of 2001. Therefore, revenues in the future are almost entirely dependent on license fees from our Focus technology license agreement with Guidant and product revenues from PowerLink system sales. Because the results we reported for the second

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter and first six months of 2002 only include the operating losses for former Endologix for one month, and we are enrolling patients in two pivotal clinical trials in the U.S. and actively marketing our AAA products, we anticipate that the expenses of the combined companies will be substantially higher for the next twelve months and result in operating losses through at least 2003.

Company Restructuring

In September and November 2001, three companies published the first feasibility clinical study data for drug-coated stents, a competing technology to our RDX system. While our RDX system uses beta radiation to treat restenosis resulting from angioplasty procedures, drug coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug coated stent feasibility trials were on a relatively small cohort of patients, all three companies reported restenosis rates near or at zero percent. In addition, in March 2002 clinical investigators for Johnson & Johnson reported positive data involving drug coated stents that showed zero restenosis after a 12-month period. Finally, in addition to the positive data regarding the ability of drug coated stents to treat de novo restenosis, recently released Brazilian research data from a small two year study of 30 patients indicates that drug coated stents are effective in treating in-stent restenosis. Unless clinical study data involving drug coated stents from the pivotal, larger studies planned or in progress show restenosis rates significantly higher than reported in pilot studies, the market for the RDX system likely will be limited.

As a result, in order to conserve cash prior to assessing the outcome of our BRITE II clinical study and deciding whether to make our RDX system coronary PMA filing, and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. Our restructuring plan consisted of the following:

•	Discontinue marketing and manufacturing of the RDX system in Europe and other international markets in the third quarter of 2001;

•	Discontinue marketing and manufacturing of products using our Focus technology subject to fulfillment of outstanding orders;

•	Cease clinical trials for the RDX system in Japan; and,

•	Involuntary termination of 55 employees, which we completed in the first quarter of 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As a result of our restructuring in the third and fourth quarters of 2001, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees, for non-cancelable commitments under the agreements with Bebig, $20,000 in other non-cancelable commitments, $601,000 for the write-off of inventory that will not be used to fulfill the outstanding Focus technology product orders, $1.1 million for employee involuntary termination benefits and $42,000 for other exit costs.

In addition, we concluded that certain RDX technology equipment and intangible assets were impaired, resulting in charges of $390,000 for equipment and $2.1 million for intangible assets. We concluded the assets would not generate future cash flows. Because we also decided to cease manufacturing of the Focus technology product line, subject to fulfillment of outstanding orders, we recorded a charge of $40,000 for equipment used in the production of Focus technology products. We also wrote off $269,000 for the carrying value of furniture, computers, software and leasehold improvements that we were no longer using.

During the fourth quarter of 2001, we completed our evaluation of facility needs and recorded a $309,000 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256,000.

Following the restructuring, we assigned the remaining workforce of nine people to complete the BRITE II pivotal clinical trial and the BRITE SVG and RAPID feasibility clinical trials. Once the BRITE II clinical trial is complete and pivotal clinical trial data on drug-coated stents is available, we will decide whether to file for PMA for the RDX system.

Future Operations

Based on the continuing results from clinical studies involving drug-coated stents, we believe the market for our RDX system likely will be limited. In May 2002, we merged with former Endologix, Inc. and plan to develop the AAA technology and manufacture and market a medical device based on this technology, which we believe represents a more promising commercial market. Although we plan to complete the remaining clinical trials involving the RDX system we currently are conducting, unless initial positive results from studies involving competing drug coated stent technologies prove inaccurate, we expect that our ongoing operations primarily will be research and development of AAA technology, and the production and distribution of the AAA products.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Merger with former Endologix, Inc.

Reasons for the Merger

In September 2001, we decided to search for additional commercial opportunities by evaluating technologies outside of vascular brachytherapy, then our primary operational focus. We decided to look at other medical device technologies in a response to positive data that had been presented on drug-coated stents, and the potential impact on our brachytherapy device, the RDX system, if data from larger clinical trials involving drug-coated stents were equally positive to the results recently reported in feasibility trials. Unless clinical study data involving drug-coated stents from larger studies show restenosis, or re-blockage of artery, rates significantly higher than what had been presented, we believed the market for the RDX system likely would be limited.

In the fourth quarter of 2001, we began discussions with Endologix, Inc., a developer and manufacturer of minimally invasive devices for the treatment of vascular diseases. Former Endologix’s lead technology is the PowerLink System, an endoluminal stent graft for the treatment of abdominal aortic aneurysms. Based on our investigation of the PowerLink System, we believed that it was a novel device for treatment of abdominal aortic aneurysms, and that clinical results to date indicated that the PowerLink System had several features and benefits that may provide a better clinical outcome in comparison to devices currently on the market.

We believed that the acquisition of former Endologix’s technology would provide us with a new and different medical device technology for a promising and potentially lucrative market in the event that the market for the RDX system did not develop.

Merger Transaction

In May 2002, we acquired all of the capital stock of former Endologix. Pursuant to the merger, we paid or will pay former stockholders of former Endologix $0.75 cash for each share of Endologix common stock, for an aggregate amount of cash of $8.4 million, and one share of Radiance common stock for each share of Endologix common stock, for an aggregate number of shares of 11,140,541. At June 30, 2002, $3.9 million in cash and 5,192,424 shares of common stock remains payable to shareholders of former Endologix.

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

With the merger, former Endologix’ treasury stock and 475,000 shares of former Endologix common stock that we owned, or 4% of the fully diluted equity of former Endologix, was cancelled.

Following the approval of the merger, we forgave a loan of $100,000 and accrued interest of $37,000 owed by our former chief executive officer and have expensed $137,000 to administrative expenses in the quarter ended June 30, 2002.

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. The Company retained an independent appraiser to assist in the identification and valuation of intangible assets. Valuation techniques were employed to reflect recent guidelines from the AICPA on approaches and procedures to be followed in identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IPR&D. The allocation of the purchase price to acquired intangible and tangible net assets of former Endologix is based upon a preliminary independent valuation. The final allocations could be materially different than those used and may result in additional identifiable intangible assets or changes thereto, including changes to the amount allocated to and expensed as IPR&D.

At the date of the merger, we acquired, in addition to the net tangible assets of the business, the PowerLink and PowerWeb (an earlier version of the PowerLink) technologies, both developed and in-process, the Endologix tradename and PowerLink and PowerWeb trademarks, and goodwill. We determined whether technological feasibility had been reached for a technology based upon whether it had been approved for sale by the appropriate regulatory body or, in the absence of regulatory approval, whether there existed any material costs yet to be incurred, material changes to the technology to be completed or material risks of approval for sale. Lastly, we considered whether the technology had any alternative future uses. Thus, we determined there was developed technology if it had been commercialized, had little effort or risk to commercialization, or had alternative future uses.

If technological feasibility of projects had not been reached and the technology had no alternative future uses, we considered the technology to be in-process research and development. we expensed the portion of the purchase price allocated to IPR&D of $4.4 million, in accordance with generally accepted accounting principles, in the second quarter of 2002.

The IPR&D is comprised of technological development efforts aimed at the discovery of new, technologically advanced knowledge, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included, but were not limited to, research and development efforts towards U.S. commercialization and expansion of the PowerLink product line to include a larger size of the device. We anticipate U.S. commercialization of the PowerLink System in mid-2004 and will spend an estimated $6.7 million to complete the regulatory process. We anticipate commercialization of a larger size of the PowerLink System in Europe in late 2002, and in the U.S. in mid-2007 and will spend an estimated $6.6 million to complete the research and development and regulatory approval process.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the PowerLink System and 33% for the development and commercialization of the larger size of the PowerLink System. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows was 40%, based upon the level of risk associated with a particular technology and the current return on investment requirements of the market. Through June 30, 2002, actual results do not materially differ from the estimates and assumptions used in the valuation.

As discussed above, a portion of the former Endologix merger consideration premium was allocated to identifiable intangibles. The identifiable intangibles consist of developed technology, in-process research and development, trademarks and goodwill. The fair value of developed technology at the merger date was $13.6 million and represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. A value of $2.7 million for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $4.7 million was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 and 2001

         Product Revenue. Product revenue decreased 58% to $140,000 in the three months ended June 30, 2002 from $336,000 in the three months ended June 30, 2001. Product revenue decreased because we discontinued manufacturing and marketing of our RDX and Focus technology products in the fourth quarter of 2001 as part of our restructuring plan, and the results for the 2002 period only includes one month of PowerLink product sales. Because of anticipated PowerLink sales, the

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

amount and composition of our product revenue will change for the remainder of 2002.

         License Revenue. License revenue increased 20% to $1.8 million in the three months ended June 30, 2002 from $1.5 million in the three months ended June 30, 2001. We recognized $1.7 million in license revenue in the second quarter of 2002 and $1.5 million in license revenue in the second quarter of 2001 for royalties on product sales under the technology license agreement with Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000. Our license revenue would significantly decrease if Guidant terminates the agreement or there is a material reduction in licensed product sales.

         Cost of Product Sales. The cost of product sales decreased 76% to $83,000, or 59% of product revenue, in the three months ended June 30, 2002 from $346,000, or 103% of product revenue, in the three months ended June 30, 2001. Cost of product sales decreased because we discontinued marketing our RDX and Focus technology products in the fourth quarter of 2001, as mentioned above, and the results for 2002 only include one month of PowerLink product sales. Cost of product sales for the three months ended June 30, 2002 improved due to higher margins on PowerLink system sales compared with RDX and Focus technology sales, and the write off of $93,000 in slow-moving and obsolete inventory in the second quarter of 2001.

         Research and Development. Research and development expenses, which include clinical expenses, decreased 57% to $1.7 million in the three months ended June 30, 2002 from $3.9 million in the three months ended June 30, 2001. The decrease in expenses during the quarter ended June 30, 2002 resulted primarily from the discontinuance of new research and development of $1.5 million, as part of our 2001 restructuring plan, and lower clinical expenses of $973,000 as a result of the completion of enrollment for our pivotal U.S. clinical trial, BRITE II, in the fourth quarter of fiscal 2001, offset by higher PowerLink research and development costs of $455,000. Because we are currently conducting new product research and development and enrolling patients in two pivotal U.S. clinical trials for the PowerLink System, we anticipate that research and development expenses for the remainder of 2002 will increase substantially, excluding the effect of IPR&D and amortization of developed technology, but still be lower than research and development expenses for the same period of 2001.

         Marketing and Sales. Marketing and sales expenses decreased 70% to $133,000 in the three months ended June 30, 2002 from $445,000 in the three months ended June 30, 2001 due to the discontinuance of marketing and sales in the fourth quarter of 2001 as a result of our 2001 restructuring. Because only one

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

month of the marketing and sales expenses related to PowerLink are included in the 2002 results and because we will be actively seeking to expand our European sales, we anticipate that marketing and sales expenses will increase substantially for the remainder of the year.

         General and Administrative. General and administrative expenses increased 5% to $693,000 in the three months ended June 30, 2002 from $661,000 in the three months ended June 30, 2001. The increase in expenses for the second quarter of 2002, compared with the same period of 2001, was due primarily to compensation expense for severance and debt forgiveness for our former chief executive officer.

         Charge for In-Process Research and Development. We recognized a charge of $4.4 million in the three months ended June 30, 2002 in connection with our merger with former Endologix and the portion of the purchase price allocated to research and development projects that had not reached technological feasibility and had no alternative future use.

         Other Income (Expense). Other income decreased 37% to $237,000 in the three months ended June 30, 2002, compared to $375,000 in the same period of 2001. The decrease in other income for the second quarter of 2002 compared with the same period of 2001 was due to a decrease in interest income of $171,000 resulting from a 30% lower average cash balance, and a lower average interest rate on investments.

         Comparison of the Six Months Ended June 30, 2002 and 2001

         Product Revenue. Product revenue decreased 82% to $140,000 in the six months ended June 30, 2002 from $765,000 in the six months ended June 30, 2001. The decrease resulted because we discontinued manufacturing and marketing of our RDX and Focus technology products in the fourth quarter of 2001 as part of our restructuring plan, and only one month of PowerLink product sales are included in the 2002 results.

         License Revenue. License revenue increased 15% to $3.6 million in the six months ended June 30, 2002 from $3.1 million in the six months ended June 30, 2001. We recognized $3.5 million in license revenue in the first half of 2002, and $3.0 million in the first half of 2001 for royalties on product sales under the technology license agreement with Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000. Our license revenue would significantly decrease if Guidant terminates the agreement or there is a material reduction in licensed product sales.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Cost of Product Sales. The cost of product sales decreased 77% to $152,000, or 109% of product revenue, in the six months ended June 30, 2002 from $653,000, or 85% of product revenue, in the six months ended June 30, 2001. The cost of product sales for the first six months of 2002, as a percentage of sales, increased due to a first quarter 2002 write-down of $69,000 of inventory to its estimated market value.

         Research and Development. Research and development expenses, which include clinical expenses, decreased 67% to $2.7 million in the six months ended June 30, 2002 from $8.2 million in the six months ended June 30, 2001. The decrease in expenses during the six months ended June 30, 2002 resulted primarily from the discontinuance of RDX new research and development of $3.7 million, as part of our 2001 restructuring, and lower clinical expenses of $1.7 million as a result of the completion of enrollment for our RDX pivotal U.S. clinical trial, BRITE II, in the fourth quarter of fiscal 2001, offset somewhat by the addition of one month of PowerLink research and development expenses of $455,000. Because we currently are conducting new product research and development and two pivotal U.S. clinical trials for the PowerLink system, we anticipate that research and development expenses for the remainder of 2002 will increase substantially but still be lower than research and development expenses for the second half of 2001.

         Marketing and Sales. Marketing and sales expenses decreased 84% to $133,000 in the six months ended June 30, 2002 from $839,000 in the six months ended June 30, 2001 due to the discontinuance of marketing and sales of our RDX and Focus technology products in the fourth quarter of 2001 as a result of our 2001 restructuring. We anticipate that marketing and sales expenses will continue to be lower for second half of 2002, compared to expenses for the same period of 2001, due to the 2001 restructuring. However, we expect marketing and sales expenses to increase substantially, compared to the first six months of 2002, as the first six months results only include one month of PowerLink marketing and sales expense.

         General and Administrative. General and administrative expenses decreased 22% to $1.1 million in the six months ended June 30, 2002 from $1.4 million in the six months ended June 30, 2001. The decrease in expenses for the first half of 2002, compared with the same period of 2001, was due primarily to a decrease of $159,000 in salaries and benefits expense as a result of our 2001 restructuring.

         Charge for In-Process Research and Development. We recognized a charge of $4.4 million in the six months ended June 30, 2002 in connection with our merger with former Endologix and the portion of the purchase price allocated to research and development projects that had not reached technological feasibility and had no alternative future use.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Other Income (Expense). Other income decreased 44% to $493,000 in the six months ended June 30, 2002 compared to $874,000 in the same period of 2001. The decrease in other income for the first half of 2002 compared with the same period of 2001 was due to a decrease in interest income of $396,000 from a 33% lower average cash balance and a lower average interest rate on investments.

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

In June 1999, we granted Cosmotec Co., Ltd of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment, which was reduced by the $377,000 fair value of the convertible debenture issued to Cosmotec, and began recognizing the net deferred revenue ratably over the seven-year term of the agreement. In conjunction with the distribution agreement, we are obligated to manage the animal and human clinical trials required to obtain approval from Japanese regulatory authorities to market the RDX system in Japan. As part of the transaction with Cosmotec, in August 1999 we acquired a 51% interest, for

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$233,000, in a joint venture with an affiliate of Cosmotec. The joint venture, named Radiatec, was formed to gain regulatory approval of and provide distribution for the RDX system in Japan. However, under the 2001 restructuring plan, we discontinued Japanese clinical trials and joint venture operations.

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

In conjunction with the contract manufacturing agreement, we entered into a three year sub-license agreement with Bebig for certain radiation technology that we believed might be useful in the development of our radiation therapy products. During 2001, we recorded $125,000 in license fee expense and paid an additional $150,000 for license rights through November 2002. All license fees due under the license agreement for prior periods were offset by payments under the manufacturing agreement. The sub-license was subject to renewal, without cost, until the underlying patents’ expiration dates.

We have expensed, as research and development, all costs associated with the contract manufacturing and license agreements with Bebig, except those expensed as restructuring costs.

In October 2000, we sold in a secondary offering 686,000 shares of our common stock held in treasury and 814,000 shares of our newly issued common stock. We received $13.0 million in net proceeds, after deducting underwriting discounts, commissions and other expenses.

In September 2001, we implemented a restructuring plan that included the discontinuance of European manufacturing. As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig, including the remaining minimum sub-license fee, totaling $344,000, was included as a component of the restructuring charge that was paid in the fourth quarter of 2001. No amounts are owed to Bebig at June 30, 2002.

Net cash provided by operating activities was $667,000 for the six months ended June 30, 2002, compared to net cash used by operating activities of $4.0 million during the six months ended June 30, 2001. The decrease in net cash used resulted primarily from our 2001 restructuring and reduced operating levels.

At June 30, 2002, we had cash, cash equivalents and marketable securities available for sale of $17.7 million. We expect to incur substantial costs and cash outlays in the second half of the year to support PowerLink research and development and marketing and sales, to pay the remaining cash merger consideration of $3.9 million, and to pay $1.1 million due on a note payable, including interest payable. See Note 5 to condensed consolidated financial statements for more information on the note payable.

In August 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $1.5 million under certain parameters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We anticipate that our existing capital resources will be sufficient to fund our operations through December 31, 2003.

Our future capital requirements will depend on many factors, including:

•	our research and development programs

•	the scope and results of clinical trials;

•	the regulatory approval process;

•	the costs involved in intellectual property rights enforcement or litigation;

•	competitive products;

•	the establishment of manufacturing capacity;

•	the emphasis on sales and marketing capabilities;

•	the establishment of collaborative relationships with other parties; and,

•	the ability to develop technology and to commercialize products.

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

Accounts receivable, net, increased 377% to $663,000 at June 30, 2002 from $139,000 at December 31, 2001. The increase in the balance at June 30, 2002 is attributable to PowerLink product sales. We expect that the accounts receivable, net, for the remainder of the year will be higher than at December 31, 2001, as we had discontinued sales of our products that existed at the time of our 2001 restructuring.

Other receivables decreased 14% to $2.0 million at June 30, 2002 from $2.3 million at December 31, 2001. The decrease was attributable primarily to a $186,000 decrease in interest receivable on investments and a $140,000 decrease in royalty revenue receivable from Guidant Corporation. The decrease in interest receivable is due primarily to payment timing differences and, also, to a decrease in cash, cash equivalents and marketable securities at June 30, 2002 of $2.6 million compared to the cash, cash equivalents an marketable securities at December 31, 2001. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Guidant license agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Goodwill increased to $4.7 million at June 30, 2002 from zero at December 31, 2001. The increase was due to the allocation of the purchase price of the former Endologix to goodwill by an independent valuation consultant.

Other intangibles increased to $16.1 million at June 30, 2002 from zero at December 31, 2001. The increase was due to the allocation of purchase price of the former Endologix to developed technology, $13.6 million, and trademarks and tradenames, $2.7 million, net of accumulated amortization of developed technology.

Accounts payable and accrued expenses increased 33% to $4.1 million at June 30, 2002 from $3.1 million at December 31, 2001. This increase was attributable primarily to $1.7 million in payables primarily from former Endologix operations, offset by a decrease of $333,000 in payroll and related accruals due primarily to the payment of severance and a decrease of $160,000 in clinical study-related accruals.

Notes payable, including interest payable, increased to $1.1 million at June 30, 2002 from zero at December 31, 2001. The note payable was incurred by former Endologix, is owed to Cosmotec Co. Ltd. Japan, and is due in September 2002. See Note 5 to condensed consolidated financial statements for more information on the note payable.

Recent Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 146, Accounting for Exit or Disposal Activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. FAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We do not believe that the adoption of FAS No. 146 will have a material impact on our condensed consolidated financial statements.

Part II.
OTHER INFORMATION

Items 1, 2, 3 and 5. Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders

A special meeting of stockholders was conducted on May 29, 2002. The following was taken at this meeting:

Abstentions
And Broker -	Affirmative	Negative	Votes
Non Votes	Votes	Votes	Withheld

a.	Issuance of Company’s Common Stock in exchange for the outstanding capital stock of the former Endologix in the related merger of former Endologix with and into a wholly-owned subsidiary of the Company:

1,010	7,571,430	81,555	-0-

b.	Amendment to the Company’s amended & restated certificate of incorporation to change the Company’s name from Radiance Medical Systems, Inc. to Endologix, Inc.

2,632	7,515,765	135,598	-0-

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit 10.40*	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc.

Exhibit 10.40.1*	Amendment to Supply Agreement dated January 17, 2002 by and between the Company and Impra, Inc.

Exhibit 99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Part II.
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (continued)

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K as of May 29, 2002 reporting the consummation of the merger with former Endologix, Inc. into a wholly-owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: August 14, 2002	/s/ Franklin D. Brown Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2002	/s/ David M. Richards Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 10.40*	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc.

Exhibit 10.40.1*	Amendment to Supply Agreement dated January 17, 2002 by and between the Company and Impra, Inc.

Exhibit 99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.