Form 10-Q
period 2002-09-30
ENDOLOGIX INC /DE/
filed 2002-11-13
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002.

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

Yes [X]      No [  ]

On November 5, 2002, the Registrant had outstanding approximately 24,221,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

ENDOLOGIX, INC.

Form 10-Q

September 30, 2002

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2001	September 30, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,327	$2,996
Marketable securities available-for-sale	12,322	7,679
Accounts receivable, net	139	723
Other receivables	2,310	1,929
Inventories	73	1,486
Other current assets	133	285

Total current assets	18,304	15,098
Property and equipment, net	10	209
Marketable securities available-for-sale	4,661	1,552
Notes receivable from officers	147	—
Goodwill (Note 9)	—	4,101
Other intangibles, net of amortization of $468 (Note 9)	—	16,289
Other assets	208	550

Total Assets	$23,330	$37,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,112	$3,416
Merger consideration payable	—	210
Note payable	—	1,106
Deferred revenue	81	81

Total current liabilities	3,193	4,813
Deferred revenue	279	218
Minority interest	100	88

Total liabilities	3,572	5,119

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 30,000,000 authorized, 13,122,000 and 24,221,000 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	13	24
Additional paid-in capital	80,850	99,513
Deferred compensation	(15)	(9)
Accumulated deficit	(61,437)	(66,929)
Treasury stock, cost, 93,000 shares at September 30, 2002	—	(79)
Accumulated other comprehensive income	347	160

Total stockholders’ equity	19,758	32,680

Total Liabilities and Stockholders’ Equity	$23,330	$37,799

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Revenue:
Product	$225	$387	$990	$527
License	1,559	1,746	4,653	5,314

Total revenues	1,784	2,133	5,643	5,841

Cost of product revenue	346	170	999	322
Cost of revenue from restructuring	601	—	601	—

Total cost of revenue	947	170	1,600	322

Gross profit	837	1,963	4,043	5,519
Operating expenses:
Research, development and clinical	3,960	1,994	12,202	4,710
Marketing and sales	360	354	1,199	487
General and administrative	352	842	1,750	1,933
Charge for acquired in-process research and development	—	63	—	4,501
Restructuring charges	4,256	—	4,256	—
Minority interest	(51)	(6)	(64)	(21)

Total operating expenses	8,877	3,247	19,343	11,610

Loss from operations	(8,040)	(1,284)	(15,300)	(6,091)
Other income (expense):
Interest income	342	109	1,149	520
Gain on sale of assets	11	20	77	112
Other income (expense)	—	(23)	1	(33)

Total other income	353	106	1,227	599

Net loss	$(7,687)	$(1,178)	$(14,073)	$(5,492)

Basic and diluted net loss per share	$(0.59)	$(0.05)	$(1.08)	$(0.30)

Shares used in computing basic and diluted net loss per share	13,094	24,303	13,076	18,223

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2002

Cash flows from operating activities:
Net loss	$(14,073)	$(5,492)
Adjustments to reconcile net loss to net cash used in operating activities (net of the effect of the acquisition):
Charge for acquired in-process research and development	—	4,501
Restructuring charges	4,857	—
Depreciation and amortization	985	491
Amortization of deferred compensation	119	(12)
Bad debt expense	(33)	102
Gain on sale of assets	(77)	(69)
Minority interest in losses of Radiatec	(64)	(21)
Forgiveness of officer loan	—	137
Change in:
Trade accounts receivable	230	9
Inventories	397	(18)
Other receivables and other assets	281	872
Accounts payable and accrued expenses	60	(1,338)
Deferred revenue	(60)	(61)

Net cash used in operating activities	(7,378)	(899)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(17,157)	(8,620)
Sales of available-for-sale securities	20,253	16,245
Purchase of (former) Endologix, net of cash acquired of $2,097	—	(6,972)
Purchase of property and equipment	(376)	(79)

Net cash provided by investing activities	2,720	574

Cash flows provided by financing activities:
Proceeds from sale of common stock	216	16
Proceeds from exercise of common stock options	20	40
Purchases of treasury stock	—	(79)

Net cash provided by (used in) financing activities	236	(23)

Effect of exchange rate changes on cash and cash equivalents	(21)	17

Net decrease in cash and cash equivalents	(4,443)	(331)
Cash and cash equivalents, beginning of period	6,311	3,327

Cash and cash equivalents, end of period	$1,868	$2,996

Supplemental disclosure of non-cash operating and investing activities:

In February 2001, the Company amended the Assets Sale and Purchase agreement and exchanged accounts receivable ($182) due from Escalon Medical Corporation for cash ($18), notes receivable ($64) and 50,000 shares of their common stock ($100 fair value).(Note 4),

In May 2002, the Company acquired all of the common stock of (former) Endologix (Note 9). The following is a summary of the transaction:
Fair value of assets acquired, including intangible assets		$26,163
Acquired in-process research and development		4,501
Cash paid		(9,069)
Merger consideration payable		(210)
Common stock issued		(18,637)

Liabilities assumed		$2,748

See accompanying notes

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

1.   Business and Basis of Presentation

Endologix, Inc. (formerly named Radiance Medical Systems, Inc. and Cardiovascular Dynamics, Inc. and referred to as “Endologix” or the “Company”) was incorporated in California in March 1992 and reincorporated in Delaware in June 1993. In May 2002, the Company was merged with privately held Endologix, Inc., and changed its name to Endologix, Inc.

The Company is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the development of the PowerLink System, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Prior to restructuring in September 2001 (Note 11) and the merger in May 2002 (Note 9), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors. The Company operates in a single business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or any other period. For further information, including information on significant accounting policies and use of estimates refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(unaudited)

2.  Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the third quarter of 2001 and 2002, the number of shares used to compute diluted net loss per share would have been increased by approximately 0.2 million and 0.1 million shares, respectively. In addition, options to purchase 2.1 million shares and 1.7 million shares with an exercise price above the average market price for the third quarter of 2001 and 2002, respectively, were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

If anti-dilutive stock options were included for the first nine months of 2001 and 2002, the number of shares used to compute diluted net loss per share would have been increased by approximately 0.4 million and 0.1 million shares, respectively. In addition, options to purchase 1.1 million shares and 1.5 million shares with an exercise price above the average market price for the first nine months of 2001 and 2002, respectively, were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

3.  Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	December 31, 2001	September 30, 2002

Raw materials	$—	$634
Work-in-process	—	134
Finished goods	$73	$718

	$73	$1,486

The Company discontinued sales and manufacturing of its radiation, angioplasty and stent products, except to fill existing orders, following its decision to restructure operations in September 2001 (Note 11). The balance at September 30, 2002 consists of PowerLink technology inventory.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

4.  Notes Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As payment for $182 in royalties due the Company in the first quarter of 2001, Escalon issued 50,000 shares of Escalon common stock to the Company with a fair value of $100, which approximated the market price as quoted on NASDAQ, and delivered to the Company a note due in January 2002 for $65, and cash of $17. The Company recognized a loss of $20 upon the sale of the shares of Escalon common stock in the fourth quarter of 2001. The note was paid in January 2002.

Additionally, the Company received a prime (4.75% at September 30, 2002) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003. Additional royalties above the minimums will be paid under the amended agreement only if related product sales exceed $3,000 annually. The Company recognizes interest income and license revenue under the $718 note receivable on a cash basis, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet.

The Company recognized interest income of $33 and $9 in the third quarter 2001 and 2002, respectively, under this arrangement. $33 and $25 in interest income was recognized during the first nine months of 2001 and 2002, respectively. The Company recognized $0 and $65 in revenue in the third quarter of 2001 and 2002, respectively, under this arrangement. $17 and $130 in revenue was recognized during the first nine months of 2001 and 2002, respectively.

5.  Deferred Revenue and Note Payable

Deferred Distributor Fees

In June 1999, the Company granted Cosmotec Co., Ltd. of Japan (“Cosmotec”) distribution rights to market its vascular radiation therapy products in Japan. The Company received $1,000 in cash in exchange for the distribution rights and is recognizing the payment as revenue ratably over the estimated seven-year term of the distribution agreement. In conjunction with the granting of distribution rights, the Company is obligated to manage the animal and human clinical trials required to obtain approval from

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

Japanese regulatory authorities to market the RDX system in Japan. During each of the third quarters of 2001 and 2002, the Company recognized $20 of revenue. During each of the first nine months of 2001 and 2002, the Company recognized $60 of revenue. The cash received in excess of the revenue recognized has been recorded as deferred revenue.

Note Payable

In September 2001, the former Endologix (now a wholly owned subsidiary of the Company) issued a $1,000 unsecured subordinated convertible note to Cosmotec. The note bore interest at 10% and the total in principal and interest of $1,106 was paid in full in October 2002.

6.  License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the third quarter of 2001 and 2002, the Company recorded $1,538 and $1,660, respectively, in license revenue due on product sales by Guidant. During the first nine months of 2001 and 2002, the Company recorded $4,575 and $5,123, respectively, in license revenue due on product sales by Guidant.

7.  Note Receivable from Shareholder

In September 1998, an officer of the former Endologix purchased 700,000 shares of common stock of the former Endologix for $175, of which $1 was paid in cash. The remaining $174 was evidenced by a five-year, 6% note receivable, which was paid in July 2002.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

8.  Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Net loss	$(7,687)	$(1,178)	$(14,073)	$(5,492)
Unrealized gain(loss) on available - for-sale securities	166	(13)	155	(195)
Foreign currency translation adjustment	4	(1)	(12)	8

Comprehensive loss	$(7,517)	$(1,192)	$(13,930)	$(5,679)

9.  Merger

Endologix, Inc.

Reasons for the Merger

In September 2001, the Company decided to search for additional commercial opportunities by evaluating technologies outside of vascular radiation therapy, then the primary operational focus. Positive data had been presented, and was continuing to be presented, from several major medical device companies, on the effectiveness of drug-coated stents to prevent restenosis, or re-blockage of arteries. As a result, the Company believed the market for its radiation catheter would be limited.

In the fourth quarter of 2001, the Company began discussions with Endologix, Inc. (“former Endologix”), a privately-held developer and manufacturer of the PowerLink System, an endoluminal stent graft for minimally invasive treatment of abdominal aortic aneurysms. Based on its investigation of the PowerLink System, the Company believed that it was a novel device and that clinical results to date indicated that the PowerLink System had several features and benefits that may provide a better clinical outcome in comparison to devices currently on the market.

The Company believed that the acquisition of former Endologix’s technology would provide the Company with a new and different medical device technology for a promising and potentially lucrative market.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

Merger Transaction

In May 2002, the Company acquired all of the capital stock of former Endologix. Pursuant to the merger, the Company agreed to pay stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8,355, and one share of Radiance common stock for each share of former Endologix common stock, for an aggregate of 11,140,541 shares. At September 30, 2002, $210 in cash and 279,625 shares of common stock remains payable to shareholders of former Endologix.

In addition, the Company agreed to pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. The Company may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of September 30, 2002, PMA approval has not yet been obtained and such contingent consideration has not been recorded to the condensed consolidated financial statements.

In the merger, former Endologix’ treasury stock and 475,000 shares of former Endologix common stock, or 4% of the fully diluted equity of former Endologix, that the Company owned was cancelled.

Following the approval of the merger, the Company forgave a loan of $100 and accrued interest of $37 owed by its former chief executive officer and expensed $137 to administrative expenses in the second quarter of 2002.

The acquisition was accounted for as a purchase under Statement of Financial Accounting Standard (“SFAS”), No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In the merger, the Company acquired, in addition to the net tangible assets of the business, intangible assets such as the PowerLink and PowerWeb (an earlier version of the PowerLink) technologies, both developed and in-process, the Endologix trade name and PowerLink and PowerWeb trademarks, and goodwill. The Company utilized an independent appraiser who assisted in the identification and valuation of intangible assets, which was completed in the third quarter of 2002. The Company and the appraiser employed valuation techniques reflecting recent guidelines from the AICPA on approaches and procedures for identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IPR&D.

To determine the proper allocation of purchase price to technology assets, the Company first determined whether technological feasibility had been reached for a particular

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

technology based upon whether it had been approved for sale by the appropriate regulatory body, or, in the absence of regulatory approval, whether there existed any material costs yet to be incurred, material changes to the technology to be completed or material risks of approval for sale. Then, the Company considered whether the technology had any alternative future uses.

If technological feasibility of projects had not been reached and the technology had no alternative future uses, the Company considered the technology to be in-process research and development, or IPR&D. The IPR&D is comprised of technological development efforts aimed at the discovery of new, technologically advanced knowledge, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included, but were not limited to, research and development efforts towards U.S. commercialization and expansion of the PowerLink product line to include a larger size of the device.

The Company then estimated that it would spend $6,700 to complete the regulatory process U.S. commercialization of the PowerLink System by mid-2004. The Company also estimated that it would spend $6,600 to complete the research and development and regulatory approval process for a larger size PowerLink System for commercialization in Europe by late 2002, and in the U.S. by mid-2007.

The Company then determined the weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the PowerLink System and 33% for the development and commercialization of the larger size of the PowerLink System as of merger date. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows was 40%, based upon the level of risk associated with a particular technology and the current return on investment requirements of the market.

The amount of merger consideration allocated to IPR&D was then determined by estimating the stage of completion of each IPR&D project at the date of the merger, estimating the cash flows for the future research and development, clinical trials and release of products employing these technologies, all as described above, and discounting the net cash flows to their present values. As a result of the foregoing determinations, the Company expensed the portion of the purchase price allocated to IPR&D of $4,501 in the nine months ended September 30, 2002.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $4,101 was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $355 during the third quarter of 2002 and $468 during the first nine months of 2002.

Through September 30, 2002, actual results do not materially differ from the estimates and assumptions used in the valuation.

The components of the purchase price and allocation are as follows:

Purchase Price:
Stock consideration (11,140,541 shares @ $1.67/share*)	$18,637
Cash	8,355
Acquisition costs	924

Total	$27,916

Allocation of Purchase Price:
Current assets	$4,961
Property and equipment	135
Other long-term assets	34
Current liabilities	(2,748)
Note receivable from shareholder	174
IPR&D	4,501
Developed technology	14,050
Trademarks and tradenames	2,708
Goodwill	4,101

Total	$27,916

*- The Nasdaq average closing price for the three business days before, the day of the merger announcement, and the three business days thereafter.

The following pro forma data summarizes the results of operations for the periods indicated as if the Endologix merger had been completed as of the beginning of the periods

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(unaudited)

presented. The pro forma data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identified intangible assets.

	Nine Months Ended

	September 30, 2001	September 30, 2002

Proforma:
Revenue	$7,908	$7,130
Net loss	$(17,737)	$(4,260)
Net loss per share basic and diluted	$(0.73)	$(0.18)
Weighted-average shares outstanding	24,216,000	24,303,000

The above pro forma calculations do not include the charge of $4,501 for acquired IPR&D.

10.  Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. If a patent is issued to the party licensing the technology to Impra and the Company receives FDA approval to commercially distribute devices using the component, the price that the Company will pay Impra for the component will materially increase. The Company has not determined the likelihood of the aforementioned patent being issued but believes that U.S. commercialization could occur during 2004. The Company is economically dependent on this vendor as it is the sole source for the key component.

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary ultrasound imaging transducer. In February 2001, the court ruled in favor of the Company and under the judgment, the Company is entitled to recover approximately $460 of its legal fees it had previously expensed. In May 2001, Jomed-EndoSonics appealed the judgment and a hearing was held in front of three appellate justices in September 2002. That hearing was subsequently vacated by the appeals court on its own motion for procedural reasons, and one of the justices was replaced. The Company does not yet know whether a rehearing will take place, or whether the reconstituted appellate panel will decide the case on the record of the first hearing. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows. No amounts have been included in the condensed consolidated financial statements as of September 30, 2002 for this potential legal fee recovery.

In July 2002, the Company terminated its contracts with two of its European distributors of PowerLink products for non-performance. In October 2002, the Company commenced an arbitration proceeding against the distributors to recover delinquent receivables of $376. In response, the distributors filed counterclaims for breach of contract, intentional and negligent misrepresentation and concealment of material facts in which they claim damages of $1,000. The Company intends to vigorously prosecute its claim for contract sums due and to defend against the distributors’ claims for damages.

The Company is party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Contract Manufacturing and License Agreement with Bebig GmbH

In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the Company’s radiation catheter in Europe. The agreement was amended in July 2000, February 2001 and May 2001. Under the agreement as amended, the Company paid an aggregate of $732 in 2000 and $1,620 in 2001, including $194 related to the cancellation of the arrangement in connection with the Company’s restructuring (Note 11).

In conjunction with the contract manufacturing agreement, the Company entered into a three year sub-license agreement with Bebig for certain radiation technology that it believed might be useful in the development of its radiation therapy products. During

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

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

In September 2001, the Company implemented a restructuring plan that included the discontinuance of European manufacturing (Note 11). As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig (including the remaining minimum sub-license fee), totaling $344, was included as a component of the restructuring charge that was paid in the fourth quarter of 2001. No amounts are owed to Bebig at September 30, 2002.

NASDAQ Listing Notification

On October 1, 2002, the Company received notification from NASDAQ that for the last 30 consecutive trading days, the price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Therefore, the Company will have until December 30, 2002 to regain compliance. If, at anytime before that date, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive days, NASDAQ will provide written notification that the Company complies with the Rule.

If compliance with Rule 4450(a)(5) cannot be demonstrated by December 30, 2002, NASDAQ will provide notification to the Company that its securities will be delisted. At that time, the Company may appeal to a NASDAQ Listing Qualifications Panel, or apply to transfer it securities to the NASDAQ SmallCap Market.

11.    Restructuring Charges

In September 2001, two companies published clinical study data for drug-coated stents, a competing technology to the Company’s radiation catheter system. That data demonstrated the high level of efficacy of drug-coated stents in preventing restenosis. Considering that efficacy, and the ease of use and probable cost effectiveness of drug-coated stents compared to the Company’s radiation catheter system, the Company determined that the market for the radiation-based system likely will be limited.

As a result, in order to conserve cash prior to assessing the outcome of its clinical study on its radiation catheter and deciding whether to make a PMA filing, and to be in position to take advantage of strategic alternatives, the Company decided in September 2001 to restructure its operations. The restructuring plan was comprised of the following: a) discontinue marketing and manufacturing of the radiation catheter in Europe and other international markets in the third quarter of 2001, b) discontinue marketing and manufacturing of products using the Company’s other stent and catheter technology, subject to the fulfillment of outstanding orders, which was completed in the fourth quarter of 2001, c) cease preparations for clinical trials for the radiation catheter in Japan, d) involuntary termination of 55 employees, which was completed in the first quarter of 2002, and e) search for additional commercial opportunities by evaluating technologies outside of radiation therapy. The involuntarily terminated employees consisted of 28 employees in manufacturing, 19 employees in research and development, 3 employees in sales and marketing and 5 employees in administration.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

As a result of the restructuring plan, the Company recorded a $344 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with Bebig, $20 in other non-cancelable commitments, $601 for the write-off of inventory that will not be used to fulfill the outstanding product orders, $1,093 for employee termination benefits and $42 for other exit costs.

The Company concluded that no future cash flows were expected to be generated from the radiation catheter technology. As a result, the net carrying value of the Company’s equipment related to the technology and its intangible assets, consisting of acquired technology and employment contracts, were written down to zero, resulting in a charge of $390 and $2,111, respectively during 2001.

The Company also evaluated the estimated cash flows expected to be generated from equipment used in the production of its other discontinued products, including any possible cash flows associated with the equipment’s eventual disposition and recorded a charge of $40 based on estimated discounted cash flows, and revised the estimated useful life of the equipment.

The Company also wrote off $269 for the carrying value of furniture, computers, software and leasehold improvements that are no longer being used.

During the fourth quarter of 2001, the Company completed its evaluation of its facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256.

The following is a summary of the restructuring-related liability payments during the nine months ended September 30, 2002:

	Liability Balance December 31, 2001	Cash Payments	Adjustments	Liability Balance September 30, 2002

Employee termination benefits	$619	$(574)	$—	$45
Non-cancelable commitments	301	(200)	—	101

	$920	$(774)	$—	$146

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

During the remainder of 2002 and during the year ending December 31, 2003, the Company will pay $67 and $79, respectively, of the accrued liabilities recorded under the restructuring that are outstanding as of September 30, 2002.

12.    Treasury Stock

In August 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. During the quarter ended September 30, 2002, the Company utilized $79 to repurchase 93,000 shares of its common stock.

13.    Recent Accounting Pronouncement

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, and our Registration Statement on Form S-3 filed June 21, 2002 including, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., former Endologix, and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc. The terms of the merger are described below under the caption “Merger with Endologix, Inc.”.

Significant Accounting Policies and Use of Estimates

Our goodwill will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill is impaired. Factors that may impact whether there is a potential impairment include a significant decrease in our stock price and our evaluation of a control premium that may be used when estimating our total fair value. Our stock price may continue to decline, or other factors may arise, which could result in a goodwill impairment in future periods.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Business

Endologix is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the PowerLink System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%. AAA is the 13th leading cause of death in the United States.

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

We are currently selling the PowerLink System in Europe, excluding France, which requires separate regulatory approval for AAA devices. Our French clinical trial for the PowerLink was completed last year and we are awaiting Ministry of Health, or MOH review, which should occur in the fourth quarter of 2002. We completed Japanese clinical trials for our AAA technology earlier this year and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the second half of 2003.

We are currently enrolling patients in two separate arms of a Phase II U.S. clinical trial, one for an infrarenal and one for a suprarenal version of the PowerLink System, to support a pre-market approval, or PMA, application with the FDA in order to market the PowerLink System in the United States. The difference between the infrarenal and suprarenal devices is that the wire stent in the suprarenal device is extended above the graft material in the aorta to allow the physician to anchor the top of the device above the renal arteries without obstructing them.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe that the enrollment for the infrarenal device study should be completed in the fourth quarter of 2002 and, the enrollment for the suprarenal device should be completed in 2004. There is a 12-month follow-up period for both U.S. clinical trials before final data collection and submission for PMA to the FDA.

Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001 (see below under the captions “Merger with Endologix, Inc ..” and “Restructuring” and Notes 9 and 11 to the Condensed Consolidated Financial Statements), we were researching, developing and marketing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.

Over the past few years, our source of revenues has shifted gradually from direct sales of catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of know-how to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Guidant agreement.

We have experienced an operating loss for each of the last three years and expect to continue to incur annual operating losses through at least 2003. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

•	the timing and amount of expenses associated with clinical testing and development of the PowerLink system and remaining clinical testing of the radiation catheter system;

•	the progress and success of clinical trials and regulatory approvals;

•	varying product sales by Guidant Corporation, our licensee;

•	our ability to penetrate the European market; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

Because the results we reported for the first nine months of 2002 only include the operating losses for former Endologix for four months, and we are enrolling patients in two pivotal clinical trials in the U.S. and actively marketing our AAA products, we anticipate that the expenses of the combined companies will be substantially higher for the next twelve months and result in operating losses through at least 2003.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company Restructuring

In late 2001, three companies published the first clinical study data for drug-coated stents, a competing technology to our radiation catheter system. While our RDX system uses beta radiation to treat restenosis resulting from angioplasty procedures, drug coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug coated stent feasibility trials were on a relatively small cohort of patients, all three companies reported restenosis rates near or at zero percent. Considering the efficacy, ease of use and probable cost effectiveness of drug-coated stents compared to the Company’s radiation catheter system, the Company determined that the market for the radiation based system likely will be limited.

As a result, in order to conserve cash, and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. Our restructuring plan consisted of the following:

•	Discontinue marketing and manufacturing of the radiation catheter system in Europe and other international markets in the third quarter of 2001;

•	Discontinue marketing and manufacturing of products using our Focus technology subject to fulfillment of outstanding orders;

•	Cease preparation for clinical trials for the radiation catheter system in Japan; and,

•	Involuntary termination of 55 employees, which we completed in the first quarter of 2002.

As a result of our restructuring in the third and fourth quarters of 2001, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees, for non-cancelable commitments under the agreements with Bebig, $20,000 in other non-cancelable commitments, $601,000 for the write-off of inventory that was not used to fulfill the outstanding Focus technology product orders, $1.1 million for employee involuntary termination benefits and $42,000 for other exit costs.

In addition, we concluded that certain equipment and intangible assets related to the radiation catheter technology, research and development and production were impaired, resulting in charges of $390,000 for equipment and $2.1 million for intangible assets. We also decided to cease manufacturing of the Focus technology product line, subject to fulfillment of outstanding orders, and we recorded a charge of $40,000 for equipment used in the production of Focus technology products. We also wrote off $269,000 for the

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

carrying value of furniture, computers, software and leasehold improvements that we were no longer using.

During the fourth quarter of 2001, we completed our evaluation of facility needs and recorded a $309,000 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256,000.

Following the restructuring, we assigned the remaining workforce of nine people to complete the pivotal clinical trials for the radiation catheter and certain feasibility clinical trials.

As the clinical data for drug-coated stents has continued to be very favorable, and we believe that the technology will be approved for sale in the U.S. in the first half of 2003, we have decided not to file for PMA for the radiation catheter system but will still complete the clinical studies.

Merger with former Endologix, Inc.

Reasons for the Merger

In September 2001, as part of the restructuring plan driven by the success of drug-coated stents, we began investigating other medical device technologies for commercialization. In the fourth quarter of 2001, we began discussions with the privately held, former Endologix, Inc.. Based on our investigation of the PowerLink System, we believed that it was a novel device for treatment of abdominal aortic aneurysms, and that clinical results to date indicated that the PowerLink System had several features and benefits that may provide a better clinical outcome in comparison to devices currently on the market. We believed that the acquisition of former Endologix’s technology would provide us with a new and unique medical device technology for a promising and potentially lucrative market.

Merger Transaction

In May 2002, we acquired all of the capital stock of former Endologix. Pursuant to the merger, we agreed to pay former stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8.4 million, and one share of Radiance common stock for each share of former Endologix common stock, for an aggregate 11,140,541 shares. At September 30, 2002, $210,000 in cash and 279,625 shares of common stock remains payable to shareholders of former Endologix who have not yet exchanged their shares.

In addition, we agreed to pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received for the PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

choose to pay the contingent consideration, if payable, in cash or common stock at our sole discretion.

In the merger, former Endologix’ treasury stock and 475,000 shares of former Endologix common stock that we owned, or 4% of the fully diluted equity of former Endologix, was cancelled.

Following the approval of the merger, we forgave a loan of $100,000 and accrued interest of $37,000 owed by our former chief executive officer and expensed $137,000 to administrative expenses in the second quarter of 2002.

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. The Company retained an independent appraiser to assist in the identification and valuation of intangible assets. As a result of the foregoing determinations, the Company expensed the portion of the purchase price allocated to in-process research and development of $4.5 million in the nine months ended September 30, 2002. The Company also determined the fair value of developed technology at the merger date to be $14.1 million, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the in-process research and development, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2.7 million for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $4.1 million was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. See Note 9 to the financial statements for further description of the accounting for the merger.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 and 2001

     Product Revenue. Product revenue increased 72% to $387,000 in the three months ended September 30, 2002 from $225,000 in the three months ended September 30, 2001. Product revenue increased because of PowerLink product sales in 2002, as we had discontinued manufacturing and marketing of our radiation catheter system products in the third quarter of 2001 and Focus technology products in the fourth quarter of 2001 as part of our restructuring plan.

     In July 2002, we discontinued distribution agreements with two of our European distributors for PowerLink products. We are currently seeking new European distributors

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and are developing a small direct sales force in Europe. Because of limited reimbursement in Europe for AAA products, and because we anticipate lower royalty revenues from the Guidant license (see License Revenue, below), we plan primarily to spend our resources to complete the U.S. clinical trials, rather than for European sales and marketing.

     Finally, as product sales will be made up of PowerLink products rather than our older stent and catheter products, the amount and composition of our product revenue will change for the remainder of 2002, compared with product sales for 2001.

     License Revenue. License revenue increased 12% to $1.7 million in the three months ended September 30, 2002 from $1.6 million in the three months ended September 30, 2001. We recognized $1.7 million in license revenue in the third quarter of 2002 and $1.5 million in license revenue in the third quarter of 2001 for royalties on product sales under the technology license agreement with Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000. Our license revenue would significantly decrease if Guidant terminates the agreement or there is a material reduction in licensed product sales.

     We believe that Guidant has already begun offering in the U.S. products that do not include our licensed Focus technology to replace its licensed products. As a result, we believe that royalty revenues from U.S. licensed product sales will significantly decline in the fourth quarter of 2002. In light of the projected success of drug coated stents, and our belief that Guidant will not be marketing a drug coated stent delivered with our Focus technology, we anticipate that royalty revenues from Guidant will also significantly decline following the U.S. approval of a drug-coated stent product, which could occur in the first quarter of 2003.

     Cost of Product Revenue. The cost of product sales decreased 51% to $170,000, or 44% of product revenue, in the three months ended September 30, 2002 from $346,000, or 154% of product revenue, in the three months ended September 30, 2001. Cost of product sales decreased because we discontinued marketing our radiation catheter and Focus technology products in late 2001, as described above. Cost of product sales for the three months ended September 30, 2002 improved due to higher margins on PowerLink system sales compared with RDX and Focus technology sales.

     Cost of Revenue from Restructuring. In September 2001, we decided to manufacture the radiation catheters only to complete clinical trials and to cease production of our Focus technology products in the fourth quarter of 2001. As a result, we wrote off $601,000 of inventory that has no future use, and we recorded the charge in the quarter ended September 30, 2001.

     Research and Development. Research and development expenses, which include clinical expenses, decreased 50% to $2.0 million in the three months ended September 30, 2002 from $4.0 million in the three months ended September 30, 2001. The decrease

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

resulted primarily from lower clinical expenses of $1.2 million as a result of the completion of enrollment for our pivotal U.S. clinical trial for our radiation catheter technology in the fourth quarter of fiscal 2001, and lower research and development expenses of $1.7 million due to the discontinuance of work for our radiation catheter technology, as part of our 2001 restructuring plan, offset by an increase in costs of $924,000 for PowerLink System research and development.

     We are currently conducting new product research and development and enrolling patients in two pivotal U.S. clinical trials for the PowerLink System, and we anticipate that research and development expenses for the remainder of 2002 will substantially increase compared to earlier in 2002, excluding the effect of IPR&D and amortization of developed technology, but we anticipate it will still be lower than research and development expenses for the same period of 2001.

     Marketing and Sales. Marketing and sales expenses decreased 2% to $354,000 in the three months ended September 30, 2002 from $360,000 in the three months ended September 30, 2001. We discontinued marketing and sales of our existing catheter and stent products in September 2001, and now that we are marketing the PowerLink System, we anticipate that marketing and sales expenses will increase for the remainder of 2002, compared to 2001.

     General and Administrative. General and administrative expenses increased 139% to $842,000 in the three months ended September 30, 2002 from $352,000 in the three months ended September 30, 2001. The increase in expenses for the third quarter of 2002, compared with the same period of 2001, was due primarily to the change in estimated incentive compensation expenses during the third quarter of 2001 ($187,000), compensation for the separate CEO and President positions in 2002 ($73,000) and higher legal expenses ($63,000).

     Charge for In-Process Research and Development. We recognized a charge of $63,000 in the three months ended September 30, 2002 in connection with our merger with former Endologix and the portion of the purchase price allocated to research and development projects that had not reached technological feasibility and had no alternative future use. This charge was the result of the completion of the purchase price allocation for our merger with the former Endologix.

     Restructuring Charges. We recognized restructuring charges totaling $4.3 million in the three months ended September 30, 2001. The charges consisted of a $2.1 million impairment charge for previously acquired radiation catheter developed technology, $1.1 million of involuntary termination costs, a $699,000 impairment charge for manufacturing and other operational assets, $344,000 of non-cancelable commitments under contracts with our third party European manufacturer, and $42,000 of other exit costs.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Other Income (Expense). Other income decreased 70% to $106,000 in the three months ended September 30, 2002, compared to $353,000 in the same period of 2001. The decrease in other income for the third quarter of 2002 compared with the same period of 2001 was due to a decrease in interest income of $233,000 resulting from a 39% lower average cash balance, and a lower average interest rate on investments.

Comparison of the Nine Months Ended September 30, 2002 and 2001

     Product Revenue. Product revenue decreased 47% to $527,000 in the nine months ended September 30, 2002 from $990,000 in the nine months ended September 30, 2001. The decrease resulted from our discontinuance of the manufacturing and marketing of our radiation catheter and Focus technology products in the fourth quarter of 2001 as part of our restructuring plan, and only four months of PowerLink product sales are included in the 2002 results.

     License Revenue. License revenue increased 14% to $5.3 million in the nine months ended September 30, 2002 from $4.7 million in the nine months ended September 30, 2001. We recognized $5.1 million in license revenue in the first nine months of 2002, and $4.6 million in the same period of of 2001 for royalties on product sales under the technology license agreement with Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

     Cost of Product Revenue. The cost of product sales decreased 68% to $322,000, or 61% of product revenue, in the nine months ended September 30, 2002 from $999,000, or 101% of product revenue, in the nine months ended September 30, 2001. The cost of product sales for the first nine months of 2002, as a percentage of sales, decreased due to relatively higher fixed costs in 2001 and a higher margin for PowerLink sales.

     Cost of Revenue from Restructuring. In September 2001, we decided to manufacture the radiation catheter only to complete clinical trials and discontinue Focus Technology production in the fourth quarter of 2001. As a result, we wrote off $601,000 of inventory that has no future use, and we recorded the charge in the nine months ended September 30, 2001.

     Research and Development. Research and development expenses, which include clinical expenses, decreased 61% to $4.7 million in the nine months ended September 30, 2002 from $12.2 million in the nine months ended September 30, 2001. The decrease in expenses during the nine months ended September 30, 2002 resulted primarily from the discontinuance of RDX new research and development of $5.4 million, as part of our 2001 restructuring, and lower clinical expenses of $2.9 million as a result of the completion of enrollment for our radiation catheter technology pivotal U.S. clinical trial in the fourth quarter of fiscal 2001, offset partially by the inclusion of four months of PowerLink research and development expenses of $1.1 million.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Marketing and Sales. Marketing and sales expenses decreased 59% to $487,000 in the nine months ended September 30, 2002 from $1.2 million in the nine months ended September 30, 2001 due to the discontinuance of marketing and sales of our radiation catheter products in the third quarter of 2001 and Focus technology products in the fourth quarter of 2001 as a result of our 2001 restructuring. We anticipate that marketing and sales expenses will be lower for 2002, compared to expenses for 2001, due to the 2001 restructuring and 2002 only including seven months of marketing and sales expense for the PowerLink.

     General and Administrative. General and administrative expenses increased 10% to $1.9 million in the nine months ended September 30, 2002 from $1.8 million in the nine months ended September 30, 2001. The increase in expenses for the first nine months of 2002, compared with the same period of 2001, was due primarily to an increase of bad debt charges of $135,000 and incentive compensation charges of $80,000 in 2002, offset by higher legal expenses of $129,000 in 2001.

     Charge for In-Process Research and Development. We recognized a charge of $4.5 million in the nine months ended September 30, 2002 in connection with our merger with former Endologix and the portion of the purchase price allocated to research and development projects that had not reached technological feasibility and had no alternative future use.

     Restructuring Charges. We recognized restructuring charges totaling $4.3 million in the nine months ended September 30, 2001. The charges consisted of a $2.1 million impairment charge for previously acquired RDX developed technology, $1.1 million of involuntary termination costs, a $699,000 impairment charge for manufacturing and other operational assets, $344,000 of non-cancelable commitments under contracts with our third party European manufacturer, and $42,000 of other exit costs.

     Other Income (Expense). Other income decreased 51% to $599,000 in the nine months ended September 30, 2002 compared to $1.2 million in the same period of 2001. The decrease in other income for the first nine months of 2002 compared with the same period of 2001 was due to a decrease in interest income of $629,000 from a 33% lower average cash balance and a lower average interest rate on investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily by:

•	selling our equity securities;

•	licensing our technologies;

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	commercial sales, and

•	entering into international product distribution agreements.

Prior to our initial public offering in 1996, we raised an aggregate of approximately $11.4 million from the private sales of preferred and common stock. In 1996, we closed our initial public offering of common stock, with net proceeds of approximately $42.8 million after deducting underwriting discounts and commissions and other expenses of the offering.

In 1997 we raised an aggregate of $577,000 through private sales of common stock to strategic partners.

In 1999, we granted Cosmotec Co., Ltd of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment. As part of the transaction with Cosmotec, in August 1999 we acquired a 51% interest, for $233,000, in a joint venture with an affiliate of Cosmotec. The joint venture was formed to gain regulatory approval of and provide distribution for the radiation catheter system in Japan. However, under the 2001 restructuring plan, we discontinued preparations for Japanese clinical trials.

In June 2000 we borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt to reflect the fair value of the 5%, $1.0 million face amount convertible debenture. In September 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share.

In October 2000, we sold in a secondary offering 686,000 shares of our common stock held in treasury and 814,000 shares of our newly issued common stock. We received $13.0 million in net proceeds, after deducting underwriting discounts, commissions and other expenses.

In October 2002, we repaid a 10%, $1.0 million convertible debenture and accrued interest due to Cosmotec that was assumed in the merger with the former Endologix.

Net cash used by operating activities was $899,000 for the nine months ended September 30, 2002, compared to net cash used by operating activities of $7.4 million during the nine months ended September 30, 2001. Though the cash flow for the first nine months of 2002 only includes four months of results following the merger with the former Endologix, the

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

decrease in net cash used resulted primarily from our 2001 restructuring and reduced operating levels.

At September 30, 2002, we had cash, cash equivalents and marketable securities available for sale of $12.2 million. We expect to continue to incur substantial costs and cash outlays in the fourth quarter of the year to support PowerLink research and development and marketing and sales, to pay the remaining cash merger consideration of $210,000. We paid $1.1 million due on a note payable, including interest payable, in October 2002.

In August 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $1.5 million under certain parameters. As of September 30, 2002, we have repurchased an aggregate of 93,000 shares for $79,000.

We anticipate that our existing capital resources will be sufficient to fund our operations through December 31, 2003, though our financial outlook could change if royalty revenues do not meet our expectations.

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

We anticipate raising funds in 2003 in order to prepare for a U.S. market launch of the PowerLink product and to fund on-going operations through additional financings, including debt, private or public equity offerings and collaborative arrangements with existing or new corporate partners. We cannot assure you that we will be able to raise funds on favorable terms, or at all. Equity financings may dilute the interests of the existing shareholders. If we obtain funds through arrangements with collaborative partners or others, we may be required to grant rights to certain technologies or products that we would not otherwise grant.

     Accounts Receivable. Accounts receivable, net, increased 420% to $723,000 at September 30, 2002 from $139,000 at December 31, 2001. The increase in the balance at

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

September 30, 2002 is attributable to PowerLink product sales. We expect that the accounts receivable, net, for the remainder of the year will be higher than at December 31, 2001, as we had discontinued sales of our products that existed at the time of our 2001 restructuring.

     Inventories. Inventories increased 1936% to $1.5 million at September 30, 2002 from $73,000 at December 31, 2001. The increase in the balance at September 30, 2002 is attributable to PowerLink product inventory, as we discontinued production of our products that existed at the time of our 2001 restructuring.

     Goodwill and Other Intangibles, net. Goodwill increased to $4.1 million at September 30, 2002 from zero at December 31, 2001. The increase was due to the allocation of a portion of the purchase price of the former Endologix to goodwill. Other intangibles, net, increased to $16.3 million at September 30, 2002 from zero at December 31, 2001. The increase was due to the allocation of the purchase price of the former Endologix to developed technology of $14.1 million, and trademarks and tradenames of $2.7 million, net of accumulated amortization of developed technology of $468,000.

     Notes Payable. Notes payable, including interest payable, increased to $1.1 million at September 30, 2002 from zero at December 31, 2001. The note payable was incurred by former Endologix, is owed to Cosmotec Co. Ltd. Japan, and was paid in full in October 2002.

Recent Accounting Pronouncement

     In June 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 146, Accounting for Exit or Disposal Activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. FAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We do not believe that the adoption of FAS No. 146 will have a material impact on our condensed consolidated financial statements.

     Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and short-term investment grade debt securities. At September 30, 2002 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at September 30, 2002.

     Item 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure

Item 4.    CONTROLS AND PROCEDURES (Continued)

controls and procedures.” Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information to be included in our periodic SEC filings.

Changes in internal controls

     There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

Part II.
OTHER INFORMATION

Item 1.    Legal Proceedings

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary ultrasound imaging transducer. In February 2001, the court ruled in favor of the Company and under the judgment, the Company is entitled to recover approximately $460,000 of its legal fees it had previously expensed. In May 2001, Jomed-EndoSonics appealed the judgment and a hearing was held in front of three appellate justices in September 2002. That hearing was subsequently vacated by the appeals court on its own motion for procedural reasons, and one of the justices was replaced. The Company does not yet know whether a rehearing will take place, or whether the reconstituted appellate panel will decide the case on the record of the first hearing. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

In July 2002, the Company terminated its contracts with two of its European distributors of PowerLink products for non-performance. In October 2002, the Company commenced an arbitration proceeding against the distributors to recover delinquent receivables of approximately $376,000. In response, the distributors filed counterclaims for breach of contract, intentional and negligent misrepresentation and concealment of material facts in which they claim damages of $1.0 million. The Company intends to vigorously prosecute its claim for contract sums due and to defend against the distributors’ claims for damages.

Items 2 and 3.    Not applicable

Item 4.    Submission of Matters to a Vote of Security-Holders

An annual meeting of stockholders was conducted on October 15, 2002. The following was taken at this meeting:

	Abstentions
	And Broker -	Affirmative	Negative	Votes
	Non Votes	Votes	Votes	Withheld
a. Election of Directors:

Maurice Buchbinder, M.D.	-0-	14,011,889	-0-	89,741

Jeffrey F. O’Donnell	-0-	14,016,264	-0-	85,366

b. Ratification of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2002.	15,558	14,072,322	13,750	-0-

c. Transact other business	26,386	12,807,530	1,267,714	-0-

Part II.
OTHER INFORMATION (Continued)

Item 4.   Submission of Matters to a Vote of Security-Holders (Continued)

The terms of directors Franklin D. Brown, Paul McCormick, Michael R. Henson, Jeffrey H. Thiel and Edward Diethrich, M.D. continued after the meeting.

Item 5.  Other Information

On October 1, 2002, the Company received notification from NASDAQ that for the last 30 consecutive trading days, the price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Therefore, the Company will have until December 30, 2002 to regain compliance. If, at anytime before that date, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will provide written notification that the Company complies with the Rule.

If compliance with Rule 4450(a)(5) cannot be demonstrated by December 30, 2002, NASDAQ will provide notification to the Company that its securities will be delisted. At that time, the Company may appeal to a NASDAQ Listing Qualifications Panel, or apply to transfer it securities to the NASDAQ SmallCap Market.

Item 6.    Exhibits and Reports on Form 8-K

(a)    The following exhibits are filed herewith:

Exhibit 10.41	Form of Indemnification Agreement dated October 1, 2002 by and between the Company and its officers and directors.

Exhibit 99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: November 13, 2002	/s/ Franklin D. Brown

Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2002	/s/ David M. Richards

Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Certifications

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Mended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Franklin D. Brown, Chief Executive Officer of Endologix, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ Franklin D. Brown

Franklin D. Brown
Chief Executive Officer

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Mended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David M. Richards, Chief Financial Officer of Endologix, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’S other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’S other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ David M. Richards

David M. Richards
Chief Financial Officer

EXHIBIT INDEX

    The following exhibits are filed herewith:

Exhibit 10.41	Form of Indemnification Agreement dated October 1, 2002 by and between the Company and its officers and directors.

Exhibit 99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.