Form 10-K
period 2002-12-31
ENDOLOGIX INC /DE/
filed 2003-03-27
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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
STOCK, $.001 PAR VALUE.

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 14, 2003, was approximately $17,443,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market for June 28, 2002, the last trading date of our second fiscal quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 14, 2003, approximately 24,370,000 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

PART I

Item 1. Business

Introduction

          We develop, manufacture, sell and market minimally invasive therapies for the treatment of cardiovascular disease. Our products, the PowerLink System and PowerWeb System, are catheter-based alternative treatments for abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%. AAA is the 13th leading cause of death in the United States today.

          The PowerLink System, and its predecessor the PowerWeb System, is a catheter and endoluminal graft, or ELG, system. The self-expanding stainless steel stent cage is covered by ePTFE, a common surgical graft material. The PowerLink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurysmal” section of the aorta, reducing pressure and the potential for the aorta to rupture. We believe that implantation of our products will reduce the mortality and morbidity rates associated with conventional AAA surgery.

          Prior to developing the PowerLink System, we developed various catheter-based systems to treat cardiovascular disease, including the RDX catheter to deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of re-narrowing, or restenosis, of the artery. We also have manufactured and marketed coronary stents, coronary stent delivery systems and balloon dilatation catheters for coronary applications. We licensed our proprietary Focus balloon technology to Guidant Corporation for use in Guidant’s stent delivery systems. Sales of our PowerLink System in Europe and royalties from the Guidant license are the primary source of our current revenues.

          We file periodic electronic reports with the Securities Exchange Commission. You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company maintains an internet site (www.endologix.com).

          Industry Background

          Atherosclerosis is a type of arteriosclerosis. Atherosclerosis is the thickening and hardening of arteries. Some hardening of arteries occurs naturally as people grow older. Atherosclerosis involves deposits of fatty substances, cholesterol, cellular waste products, calcium and other substances on the inner lining of an artery. Atherosclerosis is a slow, complex disease that starts in childhood and often progresses with age.

          Atherosclerosis also can reduce the integrity and strength of the vessel wall, causing the vessel wall to expand or balloon out. This is an aneurysm. Aneurysms are commonly diagnosed in the aorta, which is the body’s largest artery. The highest incidence of aortic aneurysms occurs in the segment below the opening of the arteries that feed the kidneys, the renal arteries, to where the aorta divides into the two iliac arteries that travel down the legs. Once diagnosed, patients with AAA require either a combination of medical therapy and non-invasive monitoring, or they must undergo a major surgery procedure to repair the aneurysm.

          For years, physicians have been interested in less invasive methods to treat AAA disease as an alternative to the current standard of surgical repair. The high morbidity and mortality rates of surgery is well-documented, yet medical management for this condition carries the catastrophic risk of aneurysm rupture. Physicians and commercial interests alike began investigating catheter-based alternatives to repair an aneurysm from within, utilizing surgical grafts in combination with expandable wire cages or scaffolds to exclude blood flow and pressure from the weakened segment of the aorta.

          We believe the appeal of the PowerLink System for patients, physicians, and health-care payors is compelling. The current standard of treatment is a highly invasive, open surgical procedure requiring a large incision in the patient’s abdomen, withdrawal of the patient’s intestines to provide access to the aneurysm, and the cross clamping of the aorta to stop blood flow. This procedure typically lasts two to four hours and is performed under general anesthesia. This surgery has an operative mortality rate estimated to range from 4% to 10%. In addition, complication rates vary depending upon patient risk classification, ranging from 15% for low-risk patients to 40% for high-risk patients. The average cost of conventional AAA surgery is approximately $28,000, excluding physicians’ fees. The typical recovery period for conventional AAA surgery includes a hospital stay of 10 to 15 days and post-hospital convalescence of 8 to 12 weeks. Our minimally invasive treatment of AAA requires only a small incision in the femoral artery of the leg, minimizing both hospital lengths of stay and the amount of time required for convalescence. These benefits led many physicians and commercial concerns to invest time, money and energy to develop these technologies.

          Market Opportunity

          In the United States alone, an estimated 1.7 million people have an abdominal aortic aneurysm, including those not yet diagnosed. Only about 220,000 of those people were diagnosed in 2002. Once an abdominal aortic aneurysm develops, it continues to enlarge and if left untreated, becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured aneurysms is approximately 75%. Although AAA is one of the most serious cardiovascular diseases, most AAAs are never detected. Approximately 70% to 80% of AAA patients do not have symptoms at the time of initial diagnosis, and AAAs generally are discovered inadvertently during procedures to diagnose unrelated medical conditions. We estimate that each year approximately 60,000 patients undergo surgery. The remainder of this patient population is put under “watchful waiting” because their aneurysms are in an early stage and do not require any intervention or because of the co-morbidities that make surgery too risky. AAAs generally are more prevalent in people over the age of 60 and are more common in men than in women. The market opportunity outside of the U.S. for these technologies is estimated to be equal in size to that in the U.S.

          Patients diagnosed with an AAA larger than five centimeters can be classified into three categories, those patients opting for elective surgery, patients who refuse surgery due to the clinical risks of an open procedure, and those who are considered at high risk for an open procedure. These high-risk patients and those refusing surgery will populate the initial patient pool for less invasive techniques. In addition, we believe that ELGs could be applied to as much as 60% of the approximately 60,000 surgeries performed in the United States each year.

In addition to the current pool of potential patients, there are a number of factors that will dramatically increase the number of persons seeking treatment for their condition.

We expect the market opportunity to grow based on the following factors:

•	Elderly Population Growth Rate. In 2000, the age 65 and over population in the United States numbered approximately 34 million, or 12.4% of the total population, while growing at a higher rate than the overall U.S. population. In the United States, the vast majority of AAA procedures are performed in patients age 65 and over.

•	Increasing Expectations of Maintaining Active Lifestyles. Baby boomers, on average, exercise more frequently and live more active lifestyles than the average American. As baby boomers age, their more active lifestyle, combined with their strong desire to maintain the quality of life to which they are accustomed, make them increasingly likely to seek minimally invasive alternatives and forego the long convalescence period required by conventional surgical alternatives.

•	Increased Screening Will Increase the Patient Pool. Medical journals report that AAA screening at age 65 reduces mortality from AAA disease. A recently published article in the Lancet, a British medical journal, demonstrated that population screening at age 65 can reduce the mortality associated with AAA and that the screening is cost effective. Endologix believes that like colonoscopy or mammography, growth of the use of non-invasive, inexpensive testing and minimally invasive alternatives for treatment of AAA will increase the number of patients seeking screening for this serious medical condition.

•	Improved Endoluminal Devices. We believe improved clinical results of endoluminal repair devices should convert many “watchful waiting” and surgical candidates to endoluminal graft procedures. Next generation endovascular AAA repair systems address shortfalls of first and second generation stent grafts, and longer follow-up should enhance acceptance of endoluminal grafts as viable therapy.

          Endologix’s Products

PowerLink System

          Our PowerLink System is made up of a self-expanding stainless steel stent cage covered with ePTFE, a common surgical graft material. The PowerLink ELG is implanted in the abdominal aorta, gaining access by a small incision through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened, or aneurysmal, section of the aorta, reducing pressure and the potential for the aorta to rupture.

          We have followed the progress of early technologies and believe the PowerLink System isa superior design that overcomes the inherent limitations of early generation devices. We believe that major advantages of our products are as follows:

•	One-Piece, Bifurcated ELG. This eliminates many of the problems associated with early generation multi-piece systems. Our products eliminate much of the guidewire manipulation required during the procedure to assemble the component parts of a modular system, thereby simplifying the procedure. In addition, in the follow-up period, there can be no limb detachment with a one-piece system. We believe this should result in continued long- term exclusion of the aneurysm, and excellent clinical results.

•	Fully Supported. The main body and limbs of the products are fully supported by a stainless steel cage. The stainless steel cage greatly reduces or eliminates the risk of kinking in even tortuous anatomy, eliminating the need for additional procedures or costly peripheral stents. Kinking results in reduced blood flow and limb thrombosis.

•	Unique, Minimally Invasive Delivery Mechanism. Our products requires only a small surgical incision in one leg. The other leg needs only placement of a non-surgical introducer sheath, three millimeters in diameter. Other ELGs typically need surgical exposure of the femoral artery in both legs to introduce the multiple components. Our unique delivery mechanism and downsizing of the catheter permits our technology to be used in patients having small or very tortuous access vessels. We believe the ease of use of the PowerLink System will improve clinical results, simplify the procedure, and lead to product adoption.

•	Self-Expanding. The stent is formed from a stainless steel variant in a proprietary configuration that is protected by our patent portfolio. This proprietary design expands to the proper size of the target aorta and eliminates the need for hooks or barbs for attachment. Based on our results to date, we believe our PowerLink System has an excellent record for successful deployments.

•	Single Wire and Long Main Body Design. The long main body of the stent cage is made of a single length of wire, shaped into its appropriate configuration. There can be no individual stent migration since the main body is made of a single stent. In addition the long main body places the PowerLink near or at the aortic bifurcation, which minimizes the risk of device migration during the follow up period.

Limitations of Earlier Technology

          Our technology is dramatically different than devices currently available commercially. Despite enthusiasm by physicians and patients alike for minimally invasive technology, we believe early generation devices have achieved a limited market penetration due to design limitations and related complications. The published clinical literature details many of the deficiencies of these approaches. In our opinion, early generation devices have the following limitations:

•	Assembly Required. Multi-piece, or modular, systems require assembly within the aneurysm sac by mating the various device components. These systems can be more difficult to implant and lead to long operative times. In addition, there are a number of reports of component detachment during the follow-up period. Component detachment can lead to a leak and a re-pressurization of the sac. We believe this results in increased risk of AAA rupture, often requiring a highly invasive, open surgical procedure to repair the detachment.

•	Lack of Support. ELGs with non-supported systems do not have integrated stent cages to support the ELG’s main body or limbs. Due to the tortuous anatomy, non-supported systems have demonstrated a high propensity to kink, particularly in the limbs, leading to thrombosis, which is a blockage of blood flow through the ELG. This requires a second procedure using balloon angioplasty and/or stent placement to correct the condition. This also adds additional device costs and may require a second hospitalization.

•	Use of Hooks and Barbs. Early generation devices have used hooks and barbs in an attempt to secure the implant and to inhibit movement, or migration, during the follow-up period. The use of hooks have been implicated in reduced deployment success rates and a higher surgical conversion rate.

•	Use of Individual Stents. Early generation ELGs utilized individual stents sutured together to create an endoskeleton or cage, as opposed to the PowerLink System that is made of a single stent body construction. Over the past two years, reports of suture breakage in other competitor’s devices, resulting in individual stent separation and migration, have been prevalent. This resulted in unusual wear of the polyester graft material leading to perforations of the graft. These patients required surgery to remove the ELG followed by a conventional open surgery procedure. We believe this was the primary cause for one manufacturer to recall its product and to temporarily suspend its U.S. human clinical trial.

Other PowerLink Products

          Variations in patient anatomies require an adaptive technology. We designed our PowerLink System, with multiple aortic cuffs, limb extensions, bifurcated main body lengths and diameters to simplify procedures, improve clinical results, and drive product adoption by offering physicians a full line of products that are adaptable for treatment of the majority of patients with AAA disease.

          PowerLink Infrarenal Bifurcated Systems. The PowerLink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The infrarenal device is made of a stainless steel cage covered by thin-walled ePTFE and attaches below the renal arteries. We use thin-walled ePTFE to permit the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device making it easier for hospital purchasing patterns. We expect this product to account for approximately 50% of our sales when selling both the infrarenal and suprarenal devices in a market. We have obtained the CE Mark for this product in Europe, and are in the follow-up portion of an arm of a Phase II pivotal trial in the United States. We anticipate submitting a pre-marketing approval application to the FDA for the infrarenal device in the second half of 2003.

          PowerLink Suprarenal Bifurcated System. The PowerLink Suprarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The suprarenal model has a segment of uncovered stent at the proximal end. This permits the operator to place the device more proximally, over the opening of the renal arteries in patients with short or angulated aortic necks. The uncovered stent permits continuous blood flow to the renal arteries, thereby mitigating the risk of kidney complications. We expect this product to account for approximately 40% of our sales. We have obtained the CE Mark for this product in Europe, and are currently enrolling patients in an arm of a Phase II pivotal trial in the U.S. Assuming that our Phase II data for our infrarenal device will support the filing of a supplemental PMA application for the suprarenal device, we believe that we will complete enrollment in the suprarenal arm of the study in the second half of 2003 and we would be approved for marketing in the first half of 2005.

          PowerLink Aorto-Uni-iliac Systems. The PowerLink Aorto-Uni-iliac System is available for patients with AAA and either bilateral common iliac artery aneurysms or iliac access conditions that make the placement of any bifurcated graft problematic. As in the PowerLink Bifurcated System, the Aorto-Uni-iliac Systems are available in an infrarenal or suprarenal configuration. We have obtained the CE Mark for these products in Europe.

          PowerLink Aortic Cuffs and Limb Extensions. The PowerLink Aortic Cuffs and Limb Extensions permit the physician to treat a greater number of patients. Aortic cuffs are available in 25 to 28 millimeters in diameter and multiple lengths. They also are available in the infrarenal or suprarenal configurations. Limb extensions are 20 millimeters and 16 millimeters in diameter with various lengths, allowing the physician to customize the technology to a given individual. We have obtained the CE Mark for this product in Europe, and these devices are included in the follow-up portion of an arm of a Phase II pivotal trial in the United States. We anticipate submitting a pre-marketing approval application to the FDA for these devices in the second half of 2003.

          XL Bifurcated System. The XL Bifurcated System is a stent graft that can treat large aortic diameters less than or equal to 32 millimeters in diameter in AAA patients with large aortic necks. We have obtained the CE Mark for this product in Europe.

          Thoracic System. The Thoracic System contains large tube grafts from 34 millimeters to 42 millimeters in diameter in various lengths and is used to treat patients with descending thoracic aneurysms. This product is in development.

          Clinical Trials

PowerLink and PowerWeb Systems

          The PowerLink System and the PowerWeb System have been implanted in clinical trials and post regulatory approval in more than 1,200 patients worldwide. Clinical investigators so far are reporting successful short to mid-term results. Trial results from key studies are summarized below.

          Pivotal U.S. Phase II Clinical Trial. We believe that the requisite patient enrollment has been achieved in our U.S. pivotal Phase II trial which is studying the PowerLink System for elective endovascular aneurysm repair. As of February 28, 2003, 190 patients had been treated with the PowerLink System and 120 have completed the required 12 month follow-up period. We anticipate continuing follow-up on these patients with a pre-market application filing with the U.S. FDA in approximately the third quarter of 2003.

          In September 2002, twelve centers reported interim data for the first 118 patients recruited during a 16-month interval and followed for a 25-month interval, with a mean follow-up of 16 months. The patient age range was 55 to 86 years, with a mean of 73 years. Results were assessed at one, six, and 12 months after surgery. The researchers reported ten deaths. One perioperative death, representing 0.8% of the cohort, was due to cardiac arrhythmia that was not device related. One late death was due to multisystem organ failure after an open procedure to repair an endoleak at the proximal end of the endoluminal graft that could not be sealed by other means. Eight late deaths were from unrelated causes. A thirty day endoleak rate of 5.9% was reported. Two graft limb thromboses (0.8%) were seen. One graft migration was not associated with endoleak and was of no clinical significance. No ruptures or wire fractures were found. The mean aneurysm diameter was reduced from 51mm (preoperative) to 45mm (12 months; P < 0.0001) and no aneurysm ruptures were seen, suggesting efficacy in protection of patient from rupture.

          This preliminary interim data on the PowerLink System appears to indicate that it is safe and effectively protects patients from AAA rupture over the short to medium term. The low endoleak rate is superior to that reported for other materials and the PowerLink endoluminal graft has thus far been free from failure and fatigue. Careful follow-up over the longer term is necessary to assure the durability of these results.

          Europe. In September 2002, we completed clinical trials in France. Fourteen centers used the PowerLink System for elective endovascular aneurysm repair in 64 patients recruited during a 13-month interval. Seven patients had intra-operative complications and all were treated successfully. Within one month of follow-up, two adverse events required reintervention. One surgical conversion and one endovascular procedure of proximal cuff placement were performed. The stent graft demonstrated a low endoleak rate and there were no aneurysm ruptures, device migration or materials failure. Survival rate free from severe complication was reported to be 97%.

          In February 2003, we received preliminary approval of the French Ministry of Health and are awaiting their comprehensive documentation of approval, including any limitations for use, prior to beginning marketing the PowerLink System.

          Japan. Shonin Clinical Trial on the PowerWeb System. In November 2001, we completed the first AAA clinical trial in Japan, including the required 6 month follow up. Six centers used our earlier generation device, the PowerWeb System, for elective endovascular aneurysm repair in 79 patients. The patient age range was 40 to 89 years, with a mean age range of 70 to 79 years. The effectiveness of the PowerWeb System was measured based on whether there was a persistent endoleak, device migration, device damage, or change in aneurysm sac shape over a 6 month follow period. Only 2.9% of all patients and 1.7% of patients implanted with bifurcated devices experienced these problems. Safety of the PowerWeb System was based on adverse events, which occurred in 22 patients after treatment, of which five patients were device related. The total safety evaluation ratings demonstrated that 68 patients (98.5%) were treated safely. In conclusion, trial results showed a combined rating of effectiveness and safety for 66 patients (95.6%) and the clinicians recommended approval of the PowerWeb System as a low invasive medical device for aneurysms.

          Along with Cosmotec Co., Ltd., our Japanese distributor, we contracted with Medical Industries Corp., or MIC, a prestigious in-country caretaker consulting firm to conduct the study. Tokyo Medical University was the Principal Investigative Site with Professor Shin Ishimaru, M.D. as the Principal Investigator. Professor Ishimaru has published extensively and participates as a faculty member for many surgical congresses.

          In July 2002, we submitted for Ministry of Health approval in Japan and are awaiting the outcome. We were the first company to submit for the Shonin utilizing a complete Japanese patient cohort , and we anticipate that approval will be received in the second half of 2003. We expect insurance reimbursement for the device to begin mid-year 2004. We anticipate seeking Ministry of Health approval for the PowerLink System following the approval of the PowerWeb System.

          The PowerWeb System is the predecessor to the PowerLink System. The difference between the PowerLink and PowerWeb Systems designs is mainly that wire segments are linked together by shaping the wire in the PowerLink design to form the device , whereas the wire segments are sutured together in the PowerWeb design.

          RDX System

          We are currently conducting a U.S. pivotal trial for the RDX System and anticipate completing preparation of safety data only for submission to the FDA in July 2003. Following our 2001 restructuring, we decided not to pursue approval to market the RDX System from the FDA (see Note 14 to consolidated financial statements). As part of the restructuring, we discontinued our pursuit of Japanese clinical trials and stopped sales and marketing of the device in Europe and elsewhere.

          We are also in the process of completing a feasibility trial for sapheneous vein grafts and peripheral vascular use of the RDX System but do not plan to file for a Phase II trial for SVG, peripheral or any other application of the device.

          Our Strategy

          Our objective is to become a premier supplier of endovascular surgery products that repair diseased or damaged vascular structures as an alternative to open surgery. As part of our core strategy, we intend to:

•	Demonstrate a Significant Technology Advantage. Our strategy has been to develop technology that addresses the limitations of the early generation devices, and execute clinical studies to substantiate the superiority of its technology. Being “first to market” has not been an advantage in the AAA market thus far, as other devices approved for marketing in the United States have undergone post-approval recalls and/or temporary sales suspensions.

•	Establish the PowerLink System as the Standard of Care for AAA Repair. We intend to establish our products as the standard of care for elective treatment of AAAs. We plan to coordinate each market rollout by selectively targeting top tier medical institutions and training their staff at our various clinical investigational sites.

•	Execute a Global Marketing Strategy and Address Key Markets. We have obtained the right to affix the CE Mark, and are establishing distribution in Europe. Because of limitations on device reimbursement in Europe, we have sought to limit our capital commitments by establishing sales through a distributor or to sell direct, on a limited basis. We have distribution agreements in place in Italy, Spain, Greece, Poland, Austria, Sweden, South Africa, China, Argentina and Canada and are selling direct in Germany and Belgium. In March 2003, we received French Ministry of Health approval for the PowerLink and plan to sell direct or establish a distributor relationship, depending upon the terms available through a distributor, beginning in March 2003 or April 2003. We were the first company in the AAA device market to submit for the Shonin for marketing approval in Japan when we submitted Japanese data for our PowerWeb. We intend to establish a direct sales organization in the United States upon receipt of FDA approval.

•	Increase Public Awareness. When we receive regulatory approval for our technology, we intend to promote our endovascular procedure for patients by trying to increase public awareness of AAA disease and by supporting the merits of early detection and endovascular treatment. Recent published articles report that baseline testing for AAA can reduce the incidence of rupture.

•	Continue to Develop Core Competencies. We believe we have demonstrated core competencies in developing catheter-based solutions that address a large unmet clinical need that we identified after close consultation with key physicians. Our focus at this time is the aortic aneurysm. In the future, we intend to develop additional devices to expand the application of our core competencies.

          Marketing and Sales

PowerLink System

          United States. We anticipate a U.S. product launch for the infrarenal PowerLink in the second half of 2004. The primary customer and decision maker for these devices in the U.S. is the vascular surgeon. The market is fairly concentrated with estimates of 800 to 1,000 potential vascular surgeons in 500 to 800 hospitals. This concentration of users lends itself to the establishment of a well-trained, clinically oriented sales force. This approach has demonstrated great success in other medical devices such as pacemakers, coronary stents, and surgical staplers. We will direct our sales force to solicit new users while providing clinical support for both the physician and clinical staff as they build trust and brand loyalty for our technology.

          Europe. The market for ELGs in Europe is influenced by vascular surgeons, interventional radiologists and, to a lesser extent, interventional cardiologists who perform catheter directed treatment of AAA. The European market is less concentrated than the domestic market. We have obtained the right to affix the CE Mark to our family of PowerLink products. Due to capitated hospital budgets and a selling price that is typically less than half that of the U.S., we currently sell our devices through independent distributors or sell direct on a limited basis. We will participate in and share the costs of attending key cardiovascular conferences in Europe. We expect to continue to interface with key opinion leaders in Europe.

          Rest of World, excluding Japan. We have obtained marketing approval in a number of countries, including China, Australia, Argentina, Brazil and South Africa and have initial clinical experience in each of these locales. We plan on expanding our sales effort through a distributor in China during 2003, though the market will likely remain relatively small because of the lack of reimbursement.

PowerWeb System

          Japan. We believe we will be the first company to enter the Japanese market for ELGs with a commercial device in the second half of 2003. Cosmotec will market our technology with a combination of clinical specialists and a vascular sales force. Cosmotec has seven sales offices throughout the country and a sales force of over 70 persons. Since the clinical trial in Japan was completed prior to the merger of the Company and former Endologix, Inc., only minor expenses are included in the Company’s results for 2002.

Legacy Products

          In December 2001, we discontinued all sales and marketing activities for our Focus technology coronary stents, coronary stent delivery systems, balloon dilatation cathetersand RDX radiation therapy catheter systems..

          In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting them a 10 year license to manufacture and distribute stent delivery products using our Focus technology. We are entitled to receive royalties on Guidant’s sales. In the year ended December 31, 2002, we recorded $6.0 million in royalties. We anticipate that royalties from Guidant will decline substantially in 2003 and thereafter as competition from drug-coated stents begins in the second quarter of 2003, and as Guidant introduces more non-licensed products.

          Manufacturing

          We manufacture our endovascular products at our facilities in Irvine, California. Based upon our forecasted production requirements, we believe that our current manufacturing facilities will be sufficient for our needs through 2004.

          Our current manufacturing process is labor intensive and involves shaping and forming a stainless steel wire cage, sewing graft material together to form the outside skin of the device and suturing the graft material on to the cage. While we plan to make process improvements in 2003 to reduce the labor component of the production, the majority of the direct cost comes from the ePTFE graft material, which has pricing set by our agreement with Impra, Inc.

          Impra, Inc. In February 1999, we entered into a supply agreement with Impra, Inc., a subsidiary of C.R. Bard, Inc for the supply of ePTFE. The supply agreement expires in December 2007 and is automatically renewable on a year-by-year basis, for additional one-year periods. Under the terms of the agreement, we have agreed to purchase certain quantities of ePTFE for our endovascular products, with built in annual quantity increases, or the agreement may be cancelled by us giving Impra, Inc. six months notice. In January 2002, the agreement was amended, increasing the minimum purchase requirements for 2002 and thereafter, and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index, with an additional increase if we receive FDA approval to commercially distribute our devices in the U.S.

          Legacy Products. We stopped production of our catheter and stent products, non-PowerLink products, in Irvine, California in December 2001. We also terminated our manufacturing agreement with Bebig GmbH for the production of RDX catheters in Europe.

          Patents and Proprietary Information

          We have an aggressive program to develop intellectual property in the United States, Europe and Asia. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 11 U.S. patents issued, covering 234 claims, and 13 pending U.S. patent applications. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.

          In addition to our AAA intellectual property, we own or have the rights to 36 issued U.S. patents, one issued European patent and two Japanese patents relating to intravascular radiation, stents, and various catheter technologies.

          Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships. We also require employees, consultants and advisors who may work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. We cannot assure you that any issued patents will provide competitive advantages for our products or that they will not be challenged or circumvented by our competitors.

          Competition

          We believe that the primary competitive factors in the market for AAA devices are:

•	clinical effectiveness, as defined by product safety, ease of use, reliability and durability;

•	price;

•	availability of third-party reimbursement;

•	distribution capability;

•	time necessary to develop products successfully; and

•	ability to receive regulatory approval.

          We expect that significant competition in the endovascular grafting market will develop over time. Three manufacturers, Guidant Corporation, Medtronic, and W.L. Gore, have obtained FDA marketing approval for their ELGs. We expect that Cook Inc. may obtain FDA marketing approval sometime in 2003. However, we believe that our technology offers significant clinical advantages over currently available technologies, including Cook’s. The cardiovascular device industry is marked by rapid technological improvements and, as a result, physicians are quick to seize upon improved designs. Significant market share and revenue can be captured by designs demonstrating superior clinical outcomes. We believe deliverability and durability are the two most important product characteristics. The PowerLink System is the only available one-piece bifurcated, fully supported ELG, and we believe that the PowerLink System will offer improved deliverability and durability.

          Companies that are “first to market” in the United States with a new technique must underwrite the significant and expensive challenge of physician training and proctoring. In addition, the first generation companies have borne these costs as well as costs of addressing reimbursement issues. We believe that our PowerLink System represents next generation technology that is poised to take advantage of a well-prepared market. The chart below compares the PowerLink System with competing AAA systems.

Stent Graft Characteristics

Mfg.	Single Piece?	Fully Supported?	Fixation	FDA Status

Endologix PowerLink	Yes	Yes	Radial Force & Column Strength	In Trial

Guidant Ancure	Yes	No	Hooks	Approved

Medtronic AneuRx, Talent	No	Yes	Radial Force	Approved

Cook Zenith	No	Yes	Radial Force & Barbs	In Trial

WL Gore Excluder	No	Yes	Radial Force	Approved

Edwards LifeSciences LifePath	No	Yes	Balloon Expandable	In Trial

TeraMed Ariba	No	Yes	Radial Force	In Trial

          In addition to the competitors mentioned above, the following devices are known to have development programs for new devices: Terumo-Vascutek and Boston Scientific.

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

          Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing AAA include deliverability, safety, efficacy, ease of use, reliability, service and price. We also believe that physician relationships, especially relationships with leaders in the interventional cardiology community, also are important competitive factors.

          Third-Party Reimbursement

          In the United States, medical institutions are the primary purchasers of our products. Medical institutions then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the healthcare services and products provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group established by the U.S. Centers for Medicare and Medicaid Services, or CMS. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure.

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

          Some countries have centrally organized healthcare systems, but in most cases there is a degree of regional autonomy either in deciding whether to pay for a particular procedure or in setting the reimbursement level. The manner in which new devices enter the healthcare system depends on the system. There may be a national appraisal process leading to a new procedure or product coding, or it may be a local decision made by the relevant hospital department. The latter is particularly the case where a global payment is made that does not detail specific technologies used in the treatment of a patient. Most foreign countries also have private insurance plans that may reimburse patients for alternative therapies. Although not as prevalent as in the United States, managed care is gaining prevalence in certain European countries.

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

          In October 2000, the CMS issued a guideline regarding the proper coding of our procedures for billing purposes. CMS instructed that code 39.71, for endovascular graft repair of aneurysm, be utilized. For purposes of hospital reimbursement, the majority of patients using the PowerLink System device will be classified under DRG 110, Major Cardiovascular Procedures with Complication/Comorbidity. In the latest data published by CMS, the national average reimbursement for DRG 110 exceeded $21,000. In Europe, reimbursement for the procedure, including the device, typically comes from the hospital’s general fund and is usually about half that of the reimbursement available in the U.S.

          Upon obtaining the Shonin in Japan, equivalent to FDA approval of a PMA application in the U.S., our next step will be to establish the level of reimbursement, which will drive hospital pricing. We believe that the level of reimbursement in Japan will approximate that of the United States.

          Government Regulation

          The manufacturing and marketing of our products are subject to extensive and rigorous government regulation in the United States and in other countries. Prior to commercialization, new products must meet rigorous governmental agency requirements for pre-clinical and clinical testing and patient follow-up. Federal regulations control the ongoing safety, efficacy, manufacture, storage, labeling, record-keeping, and marketing of all medical devices. We cannot sell or market our products without U.S. and foreign approvals.

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

          If substantial equivalence cannot be established, or if the FDA determines the device or the particular application for the device requires a more rigorous review to assure safety and effectiveness, the FDA will require the manufacturer to submit a PMA which must be reviewed and approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is significantly more complex, expensive and time consuming than the 510(k) clearance process and typically requires the submission of clinical data. The PMA process may require as many as 1,000 patients, depending on indications, with at least one year follow-up. The PowerLink System is subject to this PMA process.

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

          In Europe, we need to comply with the requirements of the Medical Devices Directive, or MDD, and affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” of the MDD relating to safety and performance and we must successfully undergo verification of our regulatory compliance, or conformity assessment, by a Notified Body selected by us. The level of scrutiny of such assessment depends on the regulatory class of the product, and many of our coronary products are currently in Class III, the highest risk class, and therefore subject to the most rigorous controls.

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

          Product Liability

          The manufacture and marketing of medical devices carries the risk of financial exposure to product liability claims. Our products are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $10.0 million per occurrence and $10.0 million per year in the aggregate. We cannot assure you that our product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. We also cannot assure you that we will not incur significant product liability claims in the future. A successful claim brought against us in excess of its insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products and our ability to obtain and maintain regulatory approval for our products, as well as substantially divert the time and effort of management away from our operations.

          Employees

          As of December 31, 2002, we had 47 employees, including twenty in manufacturing, nine in research and development, eight in clinical affairs, three in sales and marketing and seven in administration. We reduced our workforce from 14 employees in December 2001 to seven employees prior to the merger with the former Endologix. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

          Research and Development

          We spent $6.2 million in 2002, $14.6 million in 2001, and $11.5 million in 2000 on research and development. During 2002, we spent $3.2 million on the development of the RDX and, post-merger with former Endologix, $3.0 million on the development of PowerLink AAA products.

          Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic aneurysms, specifically abdominal aortic aneurysms. To achieve the dynamics required to rapidly implement these projects, our research and development is structured into three main development areas: New Product Development, Current Product Enhancements and Process Improvements. The objective is to bring a specific focus to each critical area of development and to facilitate multiple projects on parallel paths.

     Current Projects

•	PowerLink XL. It is estimated that 10% of the potential AAA patients require a larger endoluminal graft device than our current 28 mm device. The PowerLink XL is a 34mm bifurcated device, designed to compete in this market. The scope of this project consists of two design variations, the PowerLink Bifurcated Assembly, and the PowerLink Bifurcated Suprarenal Assembly.

•	TDC Delivery Catheter. This goal of this project is to improve the performance of the delivery catheter for simpler and quicker deployment of the endoluminal graft, while remaining compatible with all of our current stent-graft designs. The new TDC delivery catheter consists of a combination of coaxial sheaths used to restrain, then sequentially deploy the bifurcated endoluminal graft, via removal of sheaths and peel-away sheaths. The delivery catheter deploys the endoluminal graft via the use of a pull back sheath for the ipsilateral limb, a pullback wire/sheath for the contralateral limb, and a pullback wire/peel-away sheath for the body.

•	PowerLink Short Limb Device. The Short Limb Device enhances the current 25mm and 28mm Infrarenal product family by shortening the length of the iliac limbs to address a larger population of patients.

•	PowerLink Thoracic System. This is a stent graft for the treatment of thoracic aortic aneurysms. The PowerWeb System, a predecessor to the PowerLink System, was included in the Japanese clinical trial and is part of our Shonin submission.

Item 2. Properties

          Currently, we lease facilities aggregating approximately 42,000 square feet, including 13,000 square feet subleased to others, in Irvine, California under various lease agreements. The leases for approximately 22, 000 square feet expire in October 2003. In February 2003, to match an existing lease on a 5,000 square foot facility currently under lease, we agreed to extend our leases, until March 31, 2005, for two other facilities for another 15,000 square feet. We are currently attempting to sublease to others approximately another 9,000 square feet of our facilities. We believe that our facilities are adequate to meet requirements through the new term of our lease.

Item 3. Legal Proceedings

          On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the our Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in our favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, we are entitled to recover approximately $468,000 of our legal fees and costs we had previously expensed, plus interest. In May 2001, Jomed-EndoSonics appealed the judgment and in January 2003 the appeals court upheld the judgment in our favor. In February 2003, we agreed to accept payment of the judgment and interest due totaling $562,000 over the subsequent five weeks. In February and March 2003, we received payment in full payment of the judgment and interest due. As the final appeal ruling was not made until 2003, no amounts have been included in the consolidated financial statements as of December 31, 2002 for this legal fee recovery.

          In July 2002, we terminated our contracts with two of our European distributors of PowerLink products for non-performance. In October 2002, we commenced an arbitration proceeding against the distributors to recover delinquent receivables of $376,000. In response, the distributors filed counterclaims for breach of contract, intentional and negligent misrepresentation and concealment of material facts in which they claim damages of $1.0 million. In February 2003, the parties agreed to a mutual release of claims made in the arbitration action and signed a new distribution agreement. The European distributors paid $312,000 to the Company in full settlement of delinquent receivables, net of product returns for $47,000 and expense reimbursement of $17,000. The Company also agreed to a one-time exchange of products valued at up to $80,000, if the products were returned and received by us by March 31, 2003.

          We are a party to other ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

     Item 4A. Executive Officers of the Registrant

          The following table sets forth information as of March 14, 2003 with respect to our chairman and executive officers:

NAME	AGE	POSITION

Franklin D. Brown	59	Executive Chairman
Paul McCormick	49	President and Chief Executive Officer
David M. Richards	43	Chief Financial Officer and Corporate Secretary
Joseph A. Bishop	38	Vice President, Research and Development
Karen Uyesugi	47	Vice President, Clinical and Regulatory Affairs

          Franklin D. Brown. Mr. Brown serves as our Executive Chairman. Following the merger with the former Endologix in May 2002, Mr. Brown was our Chief Executive Officer and Chairman until January 2003, when he was promoted to Executive Chairman. Mr. Brown previously served as the Chairman and Chief Executive Officer of the former Endologix, Inc. since joining the former Endologix, Inc. in 1998. From October 1994 until the sale of the company in September 1997, Mr. Brown served as Chairman, President and Chief Executive Officer at Imagyn Medical, Inc. From 1986 until the sale of the company in 1994, Mr. Brown served as President and Chief Executive Officer of Pharmacia Deltec, Inc., an ambulatory drug delivery company. Mr. Brown also serves on the boards of directors of Triage Medical, Inc. and ATI Medical, Inc.

          Paul McCormick. Mr. McCormick is our President and Chief Executive Officer. Mr. McCormick has more than 24 years in the medical device industry. The majority of his career has been in emerging medical technologies. Mr. McCormick joined the former Endologix in January 1998 as Vice President of Sales and Marketing, and served as President and Chief Operating Officer from January 2001 until the merger in May 2002. He then served in the same position with us until January 2003 when he became President and Chief Executive Officer. Previously, he held various sales and marketing positions at Progressive Angioplasty Systems, a company that was purchased by United States Surgical Corporation, Heart Technology, purchased by Boston Scientific, Trimedyne Inc., and United States Surgical Corporation.

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

          Karen Uyesugi. Ms. Uyesugi has 23 years of both domestic and international regulatory experience in the medical device and pharmaceutical industry. The majority of her career has been involved with a wide variety of Class III and Class II medical devices ranging from implantable cardiovascular devices, neurosurgery, and general surgery products. Ms. Uyesugi has served as our Vice President, Clinical and Regulatory Affairs since the merger with the former Endologix in May 2002. Prior to joining the former Endologix in July 1998, Ms. Uyesugi held various positions in regulatory, clinical, and quality assurance at Neuro Navigational Corporation, Trimedyne, Inc., Baxter Healthcare, Shiley Inc., and Allergan Pharmaceuticals.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          Our common stock commenced trading on the NASDAQ National Market on June 20, 1996 and is traded under the symbol “ELGX.” The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ National Market for the periods indicated.

	HIGH	LOW

Year Ended December 31, 2001
First Quarter	$7.31	$3.25
Second Quarter	6.00	2.44
Third Quarter	6.30	1.15
Fourth Quarter	1.95	.90
Year Ended December 31, 2002
First Quarter	$2.10	$1.25
Second Quarter	1.43	.87
Third Quarter	1.20	.72
Fourth Quarter	1.35	.69
Year Ending December 31, 2003
First Quarter (through March 14, 2003)	$1.95	$.88

     On March 14, 2003 the closing sale price on the NASDAQ National Market was $1.70 per share and there were 350 record holders of Endologix common stock.

Dividend Policy

          We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Stock Option/Stock Issuance Plan	1,857,382	$3.30	557,225
Equity compensation plans not approved by security holders:
1997 Supplemental Stock Option Plan	88,500	$4.24	1,500

Total	1,945,882	$3.34	558,725

1997 Supplemental Stock Option Plan.

          This stock option plan is used to provide compensation to non-employees, typically as part of a consulting services arrangement. The plan authorizes the issuance of non-qualified stock options only. The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No.123 and related interpretations (See Note 1 and 11 to the consolidated financial statements for additional information on recognition of expense associated with non-employee option grants under the 1997 Supplemental Stock Option Plan).

Recent Sales of Unregistered Securities

          In May 2002, we issued an aggregate of 11,140,541 shares of common stock to the shareholders of the former Endologix in connection with the merger of the former Endologix with a wholly-owned subsidiary of ours. The issuance was a private placement, made without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) of that Act.

ITEM 6. Selected Financial Data

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$9,415	$3,856	$2,139	$1,111	$834
License	2,760	2,855	6,800	6,528	6,565

Total revenue	12,175	6,711	8,939	7,639	7,399

Cost of sales:
Cost of product sales	6,152	2,823	1,465	1,149	460
Cost of sales from restructuring (2)	—	—	—	601	—

Total cost of sales	6,152	2,823	1,465	1,750	460

Gross profit	6,023	3,888	7,474	5,889	6,939
Operating costs and expenses:
Research and development	7,957	8,610	11,508	14,605	6,155
Marketing and sales	5,371	1,989	842	1,305	982
General and administrative	2,937	2,468	3,097	2,582	2,435
Charge for acquired in-process research and development (1)	234	4,194	—	—	4,501
Restructuring charges (2)	—	—	—	4,617	168
Minority interest	(992)	(6)	(26)	(65)	(27)

Total operating costs and expenses	15,507	17,255	15,421	23,044	14,214

Loss from operations	(9,484)	(13,367)	(7,947)	(17,155)	(7,275)
Other income	1,498	2,587	2,484	1,514	708

Net loss	$(7,986)	$(10,780)	$(5,463)	$(15,641)	$(6,567)

Basic and diluted net loss per share	$(0.90)	$(0.98)	$(0.46)	$(1.20)	$(0.33)

Shares used in computing basic and diluted net loss per share	8,862	10,951	11,749	13,086	19,718

	December 31,

	1998	1999	2000	2001	2002

			(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,437	$2,051	$6,311	$3,327	$2,606
Marketable securities available-for-sale	23,375	20,004	24,046	16,983	7,104
Working capital	24,905	9,793	23,202	15,111	9,411
Total assets	32,035	29,873	38,454	23,330	33,907
Accumulated deficit	(29,553)	(40,333)	(45,796)	(61,437)	(68,004)
Total stockholders’ equity	27,449	25,111	35,240	19,758	31,476

(1)	The charges for acquired in-process research and development for the years ended December 31, 1998 and 1999 relate to our acquisition of the former Radiance Medical Systems, Inc. The charge for acquired in-process research and development for the year ended December 31, 2002 relates to our merger with the former Endologix, Inc. These charges represent the portion of the purchase price allocated to the acquired research and development projects, which, at the date of the acquisition, were in process, had not reached technological feasibility and had no alternative future use (Note 2 to the Consolidated Financial Statements).

(2)	Due to the competitive market, in order to conserve cash prior to filing a Pre-Market Approval Application with the U.S. Food and Drug Administration for our radiation catheter, or RDX system, and to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. The restructuring plan included the discontinuance of product manufacturing and marketing, Japanese clinical trials for the RDX system, and new research and development projects, and the involuntary termination of 55 employees. As a result of the restructuring plan, we recorded a

$344 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with our third party manufacturer in Europe,Bebig GmbH, $20 in other non-cancelable commitments, $601 for the write-off of inventory that would not be used to fulfill outstanding catheter and stent technology product orders, $1,093 for employee termination benefits, and $42 for other exit costs (Note 14 to the Consolidated Financial Statements).

In addition, we concluded that certain RDX technology equipment and intangible assets, previously acquired in fiscal 1999 related to the RDX technology, were impaired resulting in a charge of $390 and $2,111. We concluded the assets would not generate future cash flows. Because we also decided to cease manufacturing of our other product lines, subject to fulfillment of outstanding orders, we recorded a charge of $40 for equipment used in the production of other catheter and stent technology products. We also wrote off $269 for the carrying value of furniture, computers, software and leasehold improvements that were no longer being used. During the fourth quarter of 2001, the Company completed its evaluation of its facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256.

During the fourth quarter of 2002, we reassessed our restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003, and recorded an additional $168 restructuring charge.

Summarized Quarterly Data (unaudited)

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2002:
Product sales	$—	$140	$387	$307
Total revenues	1,768	1,940	2,133	1,558
Gross profit	1,699	1,857	1,963	1,420
Net income (loss)	548	(4,862)	(1,178)	(1,075)
Basic net income (loss) per share	0.04	(0.28)	(0.05)	(0.04)
Diluted net income (loss) per share	0.04	(0.28)	(0.05)	(0.04)
2001:
Product sales	$429	$336	$225	$121
Total revenues	2,025	1,834	1,784	1,996
Gross profit	1,718	1,488	837	1,846
Net loss	(3,235)	(3,151)	(7,687)	(1,568)
Basic and diluted net loss per share	(0.25)	(0.24)	(0.59)	(0.12)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

     Organizational History

     We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc.-the former Endologix- and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc. The terms of the merger are described below under the caption “Merger with Former Endologix, Inc.” and also Note 2 to the Consolidated Financial Statements.

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

          We are currently selling the PowerLink System in Europe, excluding France, which requires separate regulatory approval for AAA devices. In February 2003, we received preliminary notice of approval of our infrarenal device by the French Ministry of Health, or MOH, and are awaiting a comprehensive statement of approval, which will detail any limitations for use, prior to beginning marketing the device. We completed Japanese clinical trials for our AAA technology in November 2001 and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the second half of 2003.

          We are currently enrolling patients in two separate arms of a Phase II U.S. clinical trial, one for an infrarenal and one for a suprarenal version of the PowerLink System, to support a pre-market approval, or PMA, application with the FDA in order to market the PowerLink System in the United States. The infrarenal and suprarenal devices are similar, except that the wire stent in the suprarenal device is extended above the graft material to allow the physician to anchor the top of the device above the renal arteries without obstructing them.

          We believe that as of February 2003, we had enrolled a sufficient number of patients in the infrarenal device arm of the study and that the enrollment for the suprarenal device should be completed in 2004. We have to follow the patients for 12 months before final data collection and submission for PMA to the FDA.

          Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001 (see below under the captions “Merger with Former Endologix, Inc.” and “Company Restructuring” and Notes 2 and 14 to the Consolidated Financial Statements), we were researching, developing and marketing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.

          Over the past few years, our source of revenues has shifted gradually from direct sales of catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of know-how to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. See Note 5 to the Consolidated Financial Statements for more information on the Guidant agreement.

          We have experienced an operating loss for each of the last five years. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our operating results depend upon several factors, including:

•	the timing and amount of expenses associated with clinical testing and development of the PowerLink system and remaining clinical testing of the radiation catheter system;

•	the progress and success of clinical trials and regulatory approvals;

•	varying product sales by Guidant Corporation, our licensee;

•	our ability to penetrate markets following regulatory approval; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

          Because the results we reported for the year ended December 31, 2002 only included the operating losses for former Endologix for seven months, and we are enrolling patients in the pivotal clinical trials in the U.S. and actively marketing our AAA products, we anticipate that our expenses will be substantially higher and result in operating losses through at least 2003.

     Company Restructuring

          In late 2001, three companies published the first clinical study data for drug-coated stents, a competing technology to our radiation catheter system. While our RDX system uses beta radiation to treat restenosis resulting from angioplasty procedures, drug coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug coated stent feasibility trials were on a relatively small cohort of patients, all three companies reported restenosis rates near or at zero percent. Considering the efficacy, ease of use and probable cost effectiveness of drug-coated stents compared to our radiation catheter system, we determined that the market for the radiation based system likely will be limited.

          As a result, in order to conserve cash and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. Our restructuring plan consisted of the following:

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

          As a result of our restructuring in the third and fourth quarters of 2001, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees, for non-cancelable commitments under the agreements with Bebig GmbH, our European contract manufacturer, $20,000 in other non-cancelable commitments, $601,000 for the write-off of inventory that was not used to fulfill the outstanding Focus technology product orders, $1.1 million for employee involuntary termination benefits and $42,000 for other exit costs.

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

          During the fourth quarter of 2001, we completed our evaluation of facility needs and recorded a $309,000 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256,000. During the fourth quarter of 2002, we reassessed our restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003 and recorded an additional $168 restructuring charge.

          Following the restructuring, we assigned the remaining workforce to identify new technology and to complete the pivotal clinical trials for the radiation catheter and certain feasibility clinical trials.

          As the clinical data for drug-coated stents has continued to be very favorable, and we believe that drug-coated stents will be approved for sale in the U.S. in the first half of 2003, we have decided to complete the clinical studies for the radiation catheter system, but not to file for PMA approval in the U.S.

     Merger with Former Endologix, Inc.

     Reasons for the Merger

          In September 2001, as part of the restructuring plan driven by the success of drug-coated stents, we began investigating other medical device technologies for commercialization. In the fourth quarter of 2001, we began discussions with the privately held, former Endologix, Inc. Based on our investigation of the PowerLink System, we believed that it was a novel device for treatment of abdominal aortic aneurysms, and that clinical results to date indicated that the PowerLink System had several features and benefits that may provide a better clinical outcome in comparison to devices currently on the market. We believed that the acquisition of former Endologix’s technology would provide us with a new and unique medical device technology for a promising and potentially lucrative market.

     Merger Transaction

          In May 2002, we acquired all of the capital stock of former Endologix. We paid the former stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8.4 million, and one share of our common stock for each share of former Endologix common stock, for an aggregate 11,140,541 shares. At December 31, 2002, we had not yet paid $12,000 in cash and 15,625 shares of common stock remain to be delivered to shareholders of former Endologix.

          In addition, we agreed to pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received for the PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration in cash or common stock at our sole discretion.

          Following the approval of the merger, we forgave a loan of $100,000 and accrued interest of $37,000 owed by our former chief executive officer and expensed $137,000 to administrative expenses.

          The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. We retained an independent appraiser to assist in the identification and valuation of intangible assets. As a result of the foregoing determinations, we expensed the portion of the purchase price allocated to in-process research and development of $4.5 million in the year ended December 31, 2002. We also determined the fair value of developed technology at the merger date to be $14.1 million, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the in-process research and development, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. We determined a value of $2.7 million for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by us, and a discount rate of 35%. The residual amount of $3.6 million was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. See Note 2 to the consolidated financial statements for further description of the accounting for the merger.

     Significant Accounting Policies and Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities and the potential outcome of litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	allowances for accounts receivable and inventory;

•	long-lived assets, including intangible assets;

•	indefinite lived assets; and,

•	income taxes.

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimates are based on our review of the aging of customer balances, correspondence with the customer, and the customer’s payment history. If additional information becomes available to us indicating the financial condition of the customer is deteriorating, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We revised our estimate of demand for our Focus technology products in 2001, which resulted in the write-down of inventory. We record an impairment charge, or expense, for long-lived assets whenever events or changes in circumstances indicate that the value recorded for the asset may not be recoverable. Future changes in operations, such as our decision to discontinue new sales of our Focus product, adverse market conditions or the introduction of competing technologies, such as drug-coated stents, among other things, could cause us to write down the asset (i.e., record an expense) to better reflect our current estimate of its value. Our goodwill will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill is impaired. Factors that may impact whether there is a potential impairment include a significant decrease in our stock price and our evaluation of a control premium that may be used when estimating our total fair value. Our stock price may continue to decline, or other factors may arise, which could result in goodwill impairment in future periods.

          We reduce our deferred tax assets to zero due to uncertainties concerning the future realization of the related tax benefits, primarily due to our history of losses. In the event we were to determine that it would be able to realize some or all of the tax benefit of the deferred tax assets, the valuation allowance would be reduced, resulting in increased income in the period such determination was made.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2002

          Product Sales. Sales decreased 25% to $834,000 in the year ended December 31, 2002 from $1.1 million in the year ended December 31, 2001, as a result of the discontinuance of manufacturing and marketing of our Focus technology and RDX products as part of our 2001 restructuring plan. The discontinuance of those product lines was partially offset by product sales for seven months of 2002 of our AAA products, following the merger with the former Endologix.

          License Revenue. License revenue increased 1% to $6.6 million in the year ended December 31, 2002 from $6.5 million in the year ended December 31, 2001. Our technology license agreement with

Guidant resulted in $6.4 million and $6.0 million in royalties in 2001 and 2002, respectively. We recognized $17,000 in minimum royalties in 2001 and $196,000 in minimum royalties in 2002, under our agreement with Escalon Medical Corporation (“Escalon”). We currently do not expect to receive more than the minimum royalties due under the Escalon agreement, which we will recognize as revenue when cash is collected due to the uncertainty of collection. We recognized $81,000 in deferred distributor fees in 2001 and $360,000 in 2002 under a distribution agreement with Cosmotec Ltd. of Japan (“Cosmotec”). As the agreement with Cosmotec regarded the distribution of our radiation therapy products in Japan through our joint venture, and in December 2002 we agreed with the distributor not to distribute the products and to dissolve the joint venture, we recognized the remaining deferred distributor fee of $299,000 as revenue.

          Changes in Guidant’s sales of licensed products will significantly impact future revenues. Although the license agreement with Guidant expires in June 2005, if at any time Guidant discontinued selling licensed products, we would not receive royalties from them in excess of the minimum annual amount of $250,000. In September 2002, we believe that Guidant replaced certain licensed products with unlicensed products in the U.S. market. As a result, royalties on licensed products sales dropped to $887,000 in the fourth quarter of 2002 compared to $1.9 million recorded in the fourth quarter of 2001.We anticipate a continuing reduction in royalties from Guidant in 2003 based upon Guidant’s sale of unlicensed products and competition from drug-coated stents, which we believe will begin in the first half of 2003.

          Cost of Product Sales. The cost of product sales decreased 60% to $460,000 in the year ended December 31, 2002 from $1.1 million in the year ended December 31, 2001. This decrease was attributable primarily to a lower average cost of sales for AAA products, compared with that for our former Focus technology and RDX products sold in 2001, partially offset by a one-time $80,000 charge for product exchanges as part of the settlement and release agreement with European distributors (see Note 15 to consolidated financial statements regarding the settlement and release agreement), and a 25% decrease in product sales to $834,000 in 2002 from $1.1 million in 2001.

          Cost of Sales from Restructuring. Due to our restructuring and discontinuance of the marketing of existing products (i.e., Focus technology and RDX products) that we announced in the third quarter of 2001, we wrote-off $601,000 of inventory that would not be used to fulfill existing customer orders. We did not have any corresponding write-offs of inventory in 2002 due to the restructuring.

          Gross Profit. Gross profit increased 18% to $6.9 million in the year ended December 31, 2002 from $5.9 million in the year ended December 31, 2001. The increase in gross profit was due primarily an inventory write off of $601,000 in 2001 as a result of the restructuring and to sales of higher margin AAA products in 2002.

          Gross profit on product sales increased to $374,000 in the year ended December 31, 2002 from $(38) in the year ended December 31, 2001, due primarily to sales of higher margin AAA products in 2002, partially offset by an $80,000 charge for product exchanges as part of the settlement and release agreement with two European distributors (see Note 15 to consolidated financial statements regarding the settlement and release agreement), and an inventory write off of $601,000 in 2001 as a result of the restructuring.

          Research and Development. Research and development expenses decreased 58% to $6.2 million in the year ended December 31, 2002 from $14.6 million in the year ended December 31, 2001. The decrease was primarily due to discontinued research and development projects as part of our September 2001 restructuring plan. Corresponding expenses on AAA research and development did not commence until the merger with the former Endologix. Because we are conducting research and development projects and a pivotal U.S. clinical trial, and plan future clinical trials, we anticipate higher research and development expenses for 2003.

          Marketing and Sales. Marketing and sales expenses decreased 25% to $982,000 in the year ended December 31, 2002 from $1.3 million in the year ended December 31, 2001. This decrease was primarily the result of our discontinuance of marketing and sales of our then existing products as part of our September 2001 restructuring plan. During 2003, we plan to focus our efforts on U.S. and Japan clinical approval and will sell our products primarily through distributors. We anticipate that 2003 marketing and sales expenses will be comparable to the total expenses for 2002.

          General and Administrative. General and administrative expenses decreased 6% to $2.4 million in the year ended December 31, 2002 from $2.6 million in the year ended December 31, 2001. The decrease was due primarily to lower legal expenses, relating mainly to the EndoSonics Corporation lawsuit (see Note 15 to the consolidated financial statements), and lower bad debt expense in 2002, as bad debt expense of $131,000, net of recoveries, in 2001 was due primarily to the restructuring. We anticipate that the total general and administrative expense for 2003 will be materially higher than for 2002, since 2002 results only include seven months of expenses of the combined companies, following the merger with the former Endologix.

          Charge for Acquired In-Process Research and Development. We recognized a charge of $4.5 million in the year ended December 31, 2002 as a result of the merger with the former Endologix (See Note 2 to consolidated financial statements).

          Restructuring Charges. We recognized restructuring charges totaling $168,000 in the year ended December 31, 2002 based upon our reassessment and elimination of estimated sub-lease income we anticipated receiving to offset rent expenditures for non-cancelable lease commitments.

          Other Income (Expense). Other income decreased 53% to $708,000 for the year ended December 31, 2002 from $1.5 million in the year ended December 31, 2001. The decrease in other income was due primarily to the decrease in interest income of $818,000, resulting from the use of $8.4 million in cash as merger consideration to the shareholders of the former Endologix in 2002, coupled with continuing losses from operations.

     Comparison of Years Ended December 31, 2000 and 2001

          Product Sales. Sales decreased 48% to $1.1 million in the year ended December 31, 2001 from $2.1 million in the year ended December 31, 2000, as a result of increased competition for angioplasty catheter and stent products and the discontinuance of product sales in late 2001 as a result of our restructuring.

          License Revenue. License revenue decreased 4% to $6.5 million in the year ended December 31, 2001 from $6.8 million in the year ended December 31, 2000. For both years, royalties from Guidant were $6.4 million. In addition, we recognized $300,000 in minimum royalties in 2000 and $17,000 in minimum royalties in 2001, under our agreement with Escalon

          Cost of Product Sales. Cost of product sales decreased 22% to $1.1 million in the year ended December 31, 2001 from $1.5 million in the year ended December 31, 2000. This decrease was attributable primarily to the 48% decrease in product sales, partially offset by an increase of $216,000 due to inventory reserves for expired products.

          Cost of Sales from Restructuring. Due to our restructuring and discontinuance of the marketing of existing products, we wrote-off $601,000 of inventory that would not be used to fulfill existing customer orders.

          Gross Profit. Gross profit decreased 21% to $5.9 million in the year ended December 31, 2001 from $7.5 million in the year ended December 31, 2000. The decrease in gross profit for the year ended December 31, 2001 was due primarily to the inventory write off of $601,000 as a result of the restructuring, a decrease in product sales of $1.0 million, and a decrease in license revenue of $283,000 under the Escalon agreement.

          Gross profit on product sales decreased 106% to $(38,000) in the year ended December 31, 2001 from $674,000 in the year ended December 31, 2000, due primarily to the decrease in product sales of $1.0 million.

          Research and Development. Research and development expenses increased 27% to $14.6 million in the year ended December 31, 2001 from $11.5 million in the year ended December 31, 2000, primarily due to additional spending on clinical trials and development of pilot production for the RDX system.

          Marketing and Sales. Marketing and sales expenses increased 55% to $1.3 million in the year ended December 31, 2001, from $842,000 in the year ended December 31, 2000, primarily as a result of the expiration of a marketing allowance for Cathex, our Japanese Focus technology distributor, in the fourth quarter of 2000.

          General and Administrative. General and administrative expenses decreased 17% to $2.6 million in the year ended December 31, 2001 from $3.1 million in the year ended December 31, 2000, primarily due to lower bonus and payroll expenses from personnel reductions.

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

          Other Income (Expense). Other income decreased 39% to $1.5 million for the year ended December 31, 2001, from $2.5 million in the year ended December 31, 2000. Interest income was $1.4 million in each of the years ended December 31, 2001 and 2000. Gain on sale of assets decreased to $89,000 in 2001 from $1.1 million in 2000. The primary source for the 2000 gain on sale of assets was the sale of an option to purchase an equity investment, which expired without exercise in December 2000.

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

          In 1999, we granted Cosmotec Co., Ltd of Japan the exclusive distribution rights to market our vascular radiation therapy products in Japan. We received $1.0 million from Cosmotec as an upfront cash payment. As part of the transaction with Cosmotec, in August 1999 we acquired a 51% interest, for $233,000, in a joint venture with an affiliate of Cosmotec. The joint venture was formed to gain regulatory approval of and provide distribution for the radiation catheter system in Japan. However, under the 2001 restructuring plan, we discontinued preparations for Japanese clinical trials. In December 2002, we agreed with Cosmotec and its affiliate to dissolve the joint venture.

          In June 2000, we borrowed $1.0 million from Cosmotec and recorded $1.4 million in debt to reflect the fair value of the 5%, $1.0 million face amount convertible debenture. In September 2000, Cosmotec converted the debenture into 142,857 shares of our common stock at $7.00 per share.

          In October 2000, we sold in a secondary offering 686,000 shares of our common stock held in treasury and 814,000 shares of our newly issued common stock. We received $13.0 million in net proceeds, after deducting underwriting discounts, commissions and other expenses.

          In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $l.5 million under certain parameters. As of December 31, 2002, we have repurchased an aggregate of 227,000 shares for $205,000.

          In October 2002, we repaid a 10%, $1.0 million convertible debenture and accrued interest due to Cosmotec that was assumed in the merger with the former Endologix. Net cash used by operating activities was $2.2 million for the year ended December 31, 2002, compared to net cash used by operating activities of $10.0 million during the year ended December 31, 2001. The decrease in net cash used for 2002 resulted primarily from our 2001 restructuring and reduced operating levels for the first five months of 2002, prior to the merger with former Endologix.

          In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, we have agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. During the seven months following the merger with the former Endologix, we purchased $804,000 in materials under the supplier agreement. In 2003, because the mix of product we will purchase is currently uncertain, we anticipate buying between $816,000 and $1.1 million in materials. If we receive FDA approval to commercially distribute devices using the component, the price that we will pay Impra for the component will materially increase. We believe that U.S. commercialization could occur during 2004. We are economically dependent on this vendor as it is the sole source for the key component.

          At December 31, 2002, we had cash, cash equivalents and marketable securities available for sale of $9.7 million. We expect to continue to incur substantial costs and cash outlays in 2003 to support PowerLink research and development.

          For the years ended December 31, 2002 and 2001, we have incurred net losses of $6.6 million and $15.6 million, respectively. As of December 31, 2002, we had an accumulated deficit of approximately $68.0 million. We believe that current cash and cash equivalents, marketable securities and cash generated by operations are sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2003. Unanticipated reductions in royalty revenue, failure of the market to accept our products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the our ability to achieve our intended business objectives.

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

          We anticipate raising funds in 2003 in order to prepare for a mid-2004 U.S. market launch of the PowerLink product and to fund operations through additional financings, including debt, private or public equity offerings and collaborative arrangements with existing or new corporate partners. We cannot assure you that we will be able to raise funds on favorable terms, or at all. Equity financings may dilute the interests of the existing shareholders. If we obtain funds through arrangements with collaborative partners or others, we may be required to grant rights to certain technologies or products that we would not otherwise grant.

          Accounts Receivable. Trade accounts receivable, net, increased 347% to $622,000 at December 31, 2002 from $139,000 at December 31, 2001. The increase is due to PowerLink product sales in the last seven months of 2002, while we had discontinued sales of products that existed at the time of our 2001 restructuring.

          Other Receivables. Other receivables decreased 57% to $1.0 million at December 31, 2002 from $2.3 million at December 31, 2001 due primarily to a decrease of the royalty receivable from Guidant of $1.0 million and of investment income receivable of $266,000. See Comparisons of Years Ended December 31, 2001 and 2002 in subsections License Revenue, regarding Guidant royalty revenues, and Other Income (Expense) sections, regarding interest income, above.

          Inventories. Inventories increased 2699% to $2.0 million at December 31, 2002 from $73,000 at December 31, 2001. The increase was due to PowerLink product inventory, while we had discontinued manufacturing of products that existed at the time of our 2001 restructuring.

          Goodwill. Goodwill increased to $3.6 million at December 31, 2002 from zero at December 31, 2001. The increase in goodwill was due to the allocation of a portion of the purchase price of the former Endologix to goodwill.

          Intangibles. Intangibles, net increased to $15.9 million at December 31, 2002 from zero at December 31, 2001. The increase in intangibles was due to the allocation of a portion of the purchase price of the former Endologix to developed technology of $14.1 million, trademarks and tradenames of $2.7 million, net of accumulated amortization of developed technology of $819,000.

          Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased 25% to $2.3 million at December 31, 2002 from $3.1 million at December 31, 2001. This decrease was attributable to lower accruals for restructuring charges of $672,000, including $619,000 for involuntary employee terminations and $53,000 for non-cancelable commitments, and clinical expenses of $624,000, partially offset by an increase in accounts payable and other expense accruals of $532,000.

          Deferred Revenue. Deferred revenue decreased to zero at December 31, 2002 from $360,000 at December 31, 2001. In December 2002, we agreed with Cosmotec, and its affiliate, our joint venture partner, to release each other from the distribution and joint venture agreements, respectively, as we had no plans to pursue regulatory approval of the RDX product, and to dissolve the joint venture, Radiatec. As a result, we recognized the remaining amount of deferred revenue in 2002 (see Note 3 to the Consolidated Financial Statements).

Risk Factors

          Certain factors may affect our business and future results. Some of the information included herein contains forward-looking statements. These statements can be identified by the use of forward-looking terms such as “may,” “will,” “expect,” “anticipates,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, projections or results of operations or of financial condition or state other “forward-looking” information. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements we make. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

     Risks Related To Our Business

          We expect to incur losses for the foreseeable future and may never achieve profitability.

          From our formation in 1992 to December 31, 2002, we have incurred a cumulative net loss of approximately $68.0 million. We incurred a net loss of $6.6 million for the year ended December 31, 2002 and incurred a net loss of $15.6 million for the year ended December 31, 2001. While we expect to be profitable in 2004, assuming we receive U.S. FDA approval for our AAA infrarenal device, it is possible that we may never achieve profitability.

We cannot assure you that we will be able to obtain regulatory approvals for the PowerLink AAA system.

          We need to complete a U.S. pivotal human clinical trial for the PowerLink system. The PowerLink system is the only product we have under development and it has not been approved for marketing by the Food and Drug Administration, or FDA. Prior to granting approval, the FDA may require more information or clarification of information provided in our regulatory submissions, or more clinical studies, which could require significant additional expenditures. If granted, the FDA may impose limitations on the uses for which or how we may market the PowerLink system. Should we experience delays or be unable to obtain regulatory approvals, we may never generate significant revenues, and our business prospects will be substantially impaired.

          In Japan, we have completed our clinical trials for the PowerWeb System and are working with the Ministry of Health for regulatory approval. While we believe that we will receive regulatory approval in Japan in the second half of 2003, because this is the first AAA device submitted for approval, it is difficult for us to determine when or whether the device will be approved.

If we receive regulatory approval for our products and decide to market them, we will need to grow rapidly. Rapid growth may strain the capabilities of our managers, operations and facilities and, consequently, could harm our business.

          If we obtain the required U. S. regulatory approval for the PowerLink system, commercial-scale production will require us to expand our operations. Rapid growth may strain our managerial and other organizational resources. Our ability to manage our growth will depend on the ability of our officers and key employees to:

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

We rely on a single vendor to supply our graft material for the PowerLink system, and any disruption in our supply could delay or prevent us from completing our clinical trials or from producing the product for sale.

          Currently, we rely on Impra, a subsidiary of C.R. Bard, to supply us with graft , which is a primary component for the PowerLink system. Our reliance on sole source suppliers exposes our operations to disruptions in supply caused by:

•	failure of our supplier to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, floods or earthquakes;

•	a supply shortage experienced by our sole source supplier; and

•	the fiscal health and manufacturing strength of our sole source supplier.

          Although we retain a significant stock of the graft material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in supply from our sole source graft supplier may cause us to halt or delay our clinical trials. Because we do not have alternative suppliers, our sales and profitability would be harmed in the event of a disruption.

We are currently only developing a single technology, the PowerLink system.

          Because of limited resources, we are currently only developing a single technology, the PowerLink system. If we are unable to commercialize the PowerLink system and reach positive cash flow from operations, we may not be able to fund development and commercialization of an alternative technology.

Our operations are capital intensive, and we may need to raise additional funds in the future to fund our operations.

          Our activities are capital intensive. Our current cash balance may not be sufficient to reach FDA approval for the PowerLink system. Although we believe that our existing cash resources and anticipated cash generated from operations will be sufficient to meet our planned capital requirements through at least December 31, 2003, we will require additional capital thereafter to fund on-going operations, including our anticipated product launch in the U.S. in the second half of 2004. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

          Our current and future revenues depend on the number of stent delivery systems that incorporate our Focus technology that are sold by Guidant Corporation. Under our license agreement, we receive royalty payments only from Guidant’s sale of products using the Focus technology. Approximately 89% of our total revenues in the year ended December 31, 2002 were from Guidant. Our license revenues declined substantially following the release of unlicensed products by Guidant and may continue to decline precipitously. In any event, we expect that our revenues from Guidant will decline over the next few years as technological changes in the stent market make our Focus stent technology obsolete. Moreover, in the first half of 2003, we anticipate drug-coated stents will be introduced in the U.S. market, and sales by Guidant of royalty bearing products could decline substantially.

We will need to devote significant resources to market our products and technology to physicians in order to achieve market acceptance. If we fail to achieve market acceptance, our business will suffer.

          Because the FDA and other regulatory agencies have approved other minimally-invasive AAA graft systems, we believe that unless we can demonstrate clinically superior results and are able to convince physicians of the superiority of the device, we may not be able to successfully market the products. Other companies may have superior resources to market similar products or technologies or have superior technologies and products to market. Therefore, even if our products gain regulatory approval, we will need to spend significant resources prior to achieving market acceptance. Any failure of our products to achieve commercial acceptance, or any inability on our part to devote the requisite resources necessary to market our products, will harm our business.

We may rely on third-party distributors to sell and market any product we develop. They may do so ineffectively.

          We may depend on medical device distributors and strategic relationships, some of which may be with our competitors, to distribute the PowerLink system or any other product we develop. Significant consolidation among medical device suppliers has made it increasingly difficult for smaller suppliers like us to distribute products effectively without a relationship with one or more of the major suppliers. Consequently, we may enter into agreements with third parties to distribute any product we develop. If we enter into such relationships, we will depend directly on their efforts to market the any product we develop, yet we will be unable to control their efforts completely. If our distributors fail to market and sell our products effectively, our operating results and business may suffer substantially, or we may have to make significant additional expenditures to market our products.

The market for our products is highly competitive, and competing medical device technologies may prove more effective in treating these conditions than our product candidates.

          Competition in the market for devices used in the treatment of vascular disease is intense, and we expect it to increase. The PowerLink system and other potential products will compete with treatment methods that are well established in the medical community, as well as treatments based on new technologie. We face competition from manufacturers of other catheter-based AAA graft devices and pharmaceutical products intended to treat vascular disease.

          The most significant devices that pose a competitive challenge to us include:

•	Guidant’s Ancure, Medtronic’s Aneurx and W. L. Gore’s Excluder AAA system which are available in the U.S. and Europe;

•	Other AAA graft systems by Medtronic, Cook, Johnson and Johnson, Edwards Life Sciences, currently with more limited availability, and

•	other technologies in various phases of development, including pharmaceutical solutions.

          Any of these treatments could prove to be more effective or may achieve greater market acceptance than the PowerLink system. Even if these treatments are not as effective as the PowerLink system, many of the companies pursuing these treatments and technologies have:

•	significantly greater financial, management and other resources;

•	more extensive research and development capability;

•	established market positions; and,

•	larger sales and marketing organizations.

          In addition, we believe that many of the purchasers and potential purchasers of our competitors’ products prefer to purchase medical devices from a single source. Accordingly, many of our competitors, because of their size and range of product offerings, will have an advantage over us.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter. This fluctuation may negatively impact our stock price in the future.

          Because the PowerLink system is still in the research and development phase, we cannot predict when, if ever, we will have revenues based on the U.S. sales of the PowerLink system. Also, our current revenues are attributable primarily to a license agreement with Guidant, which limits our ability to predict future revenues. Moreover, we expect revenues pursuant to the license agreement with Guidant to diminish in the future as technology changes. In addition to the foregoing factors, our quarterly revenues and results of operations have fluctuated in the past and may fluctuate in the future due to:

•	the conduct of clinical trials;

•	the timing of regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	new product introductions both in the United States and internationally;

•	variations in foreign exchange rates; and,

•	changes in third-party payors’ reimbursement policies.

          Therefore, we believe that period to period comparison of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet your expectations or those of public market analysts.

          Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our stock, which could causea decline in value.

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

          Our products must comply with regulatory requirements imposed by the FDA and similar agencies in foreign countries. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive FDA review process and other costly and time-consuming procedures. It often takes companies several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA pre-market approval process;

•	California Department of Health Services requirements;

•	ISO 9001/EN46001 certification; and,

•	European Union CE Mark requirements.

          Government regulation may impede our ability to conduct clinical trials and to manufacture the PowerLink system and other prospective products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The FDA and other regulatory agencies may not approve any of our products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could impede our marketing of any proposed products and reduce our product revenues.

          In addition, even after receipt of approval and market launch, our products remain subject to strict regulatory controls on manufacture, marketing and use. We may be forced to modify or recall our product after release. Any such action could have a material affect on the reputation of our products and on our business and financial position.

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

          Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have filed and intend to continue to file patent applications for various aspects of our technology. However, we face the risks that:

•	we may fail to secure necessary patents prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and

•	our already-granted patents may be re-examined, re-issued or invalidated.

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

          Clinical testing, manufacturing and marketing of our products may expose us to product liability claims. Although we have, and intend to maintain insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products and our ability to obtain and maintain regulatory approval for our products.

Other Risks

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

          Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock. We have approximately 24,087,000 shares of common stock outstanding, net of treasury stock. All of these shares are freely tradable without restrictions under the Securities Act.

Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur.

          FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to perfomance of nonfinancial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. These guarantees, however, are subject to the disclosure requirements of FIN 45.

          The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. We do not believe that the adoption of FIN 45 will have a material impact on our consolidated financial statements.

          On December 31, 2002, the FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition.

          SFAS No. 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal years ending after December 15, 2002. We have not adopted fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

          Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2002, our investment portfolio included only high-grade corporate bonds and commercial paper and government bonds all with remaining maturities of less than two years.

          The table below provides information about our available-for-sale investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

Principal amounts by expected maturity in the subsequent twelve-month periods ending December 31:

				Fair Value at
				December 31,
	2003	2004	Total	2002

	(in thousands, except interest rates)
Cash and cash equivalents	$2,503	—	$2,503	$2,503
Weighted average interest rate	1.34%	—	1.34%
Investments	$4,980	$1,985	$6,965	$7,104
Weighted average interest rate	4.82%	4.31%	4.68%
Total portfolio	$7,483	$1,985	$9,468	$9,607
Weighted average interest rate	3.66%	4.31%	3.79%

          Foreign Currency Exchange Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at December 31, 2002.

Item 8. Financial Statements

PAGE

Report of PricewaterhouseCoopers LLP, Independent Accountants	F-1
Financial Statements:

The financial statement schedule listed under Part IV, Item 15, is filed as part of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Officers of the Registrant

          The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2003 Annual Meeting. The information concerning our executive officers required by this item is incorporated by reference to the section of Part I hereof entitled “Executive Officers of the Registrant.”

Item 11. Executive Compensation

          The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2003 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2003 Annual Meeting.

Item 13. Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference from our proxy statement, to be mailed to stockholders for the 2003 Annual Meeting.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) of the SEC. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures”. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

          There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports on Form 8-K

(a)  The following documents are filed as a part of this Annual Report on Form 10-K:

     1.     Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Accountants
Consolidated Balance Sheets — December 31, 2001 and 2002
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002
Notes to Consolidated Financial Statements for the years ended December 31, 2000, 2001 and 2002

     2.     Financial Statement Schedule.

II — Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.

     3.     Exhibits.

Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b)  REPORTS ON FORM 8-K.

None.

(c)  EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION

2.4(1)	Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical Systems, Inc.

2.5(2)	Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.

2.5.1**	Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.5.2**	Short-Term Note, Exhibit 1, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

EXHIBIT
NUMBER	DESCRIPTION

2.5.3**	Long-Term Note, Exhibit 2, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.6(3)	Agreement and Plan of Merger, dated as of February 8, 2002, by and among the Company, RMS Acquisition Corp. and Endologix, Inc.

3.1(4)	Amended and Restated Certificate of Incorporation

3.2(5)	Amended and Restated Bylaws

4.1(6)	Specimen Certificate of Common Stock

10.1(7)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers

10.3(7)	The Registrant’s Employee Stock Purchase Plan and forms of agreement thereunder

10.15(7)	Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company

10.22(8)	Supplemental Stock Option Plan

10.24(9)*	License Agreement by and between the Company and Guidant dated June 19, 1998

10.25(10)	1996 Stock Option/Stock Issuance Plan (as Amended and Restated as of April 8, 1997, March 12, 1998 and November 3, 1998)

10.26(11)	1997 Stock Option Plan (As Amended as of June 15, 1998) assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999

10.36(12)	Form of Employment Agreement dated August 21, 2000 by and between the Company and Joseph A. Bishop

10.40*(13)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc.

10.40.1*(13)	Amendment to Supply Agreement dated January 17, 2002 by and between the Company and Impra, Inc.

10.41(14)	Form of Indemnification Agreement dated October 1, 2002 by and between the Company and its officers and directors.

10.42	Form of Employment Agreement dated October 18, 2002 by and between the Company and its officers, excluding Joseph A. Bishop, and which are described in Exhibit 10.42.1.

10.42.1.1	Schedule of Parties to the Employment Agreement Attached as Exhibit 10.42

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1+	Power of Attorney

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

99.2	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

     * Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

     ** Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

+ Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(1)  Previously filed as Exhibit 2.4 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

(2)  Previously filed as Exhibit 2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

(3)  Previously filed as Annex I to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2002.

(4)  Previously filed as Exhibit 3.5 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of January 22, 1999.

(5)  Previously filed as Exhibit 3.4 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998.

(6)  Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 1996.

(7)  Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

(8)  Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

(9)  Previously filed as Exhibit 10.24 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission as of August 11, 1998.

(10)  Previously filed as Annex III to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(11)  Previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(12)  Previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.

(13)  Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(14)  Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

Date: March 26, 2003	By:	/s/ PAUL MCCORMICK Paul McCormick Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2003	By:	/s/ DAVID M. RICHARDS David M. Richards Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE	TITLE	DATE

/s/ PAUL MCCORMICK (Paul McCormick)	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ DAVID M. RICHARDS (David M. Richards)	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 26, 2003

/s/ FRANKLIN D. BROWN (Franklin D. Brown)	Executive Chairman/Director	March 26, 2003

/s/ MICHAEL R. HENSON (Michael R. Henson)	Director	March 26, 2003

/s/ JEFFREY H. THIEL (Jeffrey H. Thiel)	Director	March 26, 2003

/s/ JEFFREY F. O’DONNELL (Jeffrey F. O’Donnell)	Director	March 26, 2003

/s/ EDWARD DIETHRICH, M.D. (Edward Diethrich, M.D.)	Director	March 26, 2003

/s/ MAURICE BUCHBINDER, M.D. (Maurice Buchbinder, M.D.)	Director	March 26, 2003

Report of Independent Accountants

To The Board of Directors and Stockholders
Endologix, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 40 present fairly, in all material respects, the financial position of Endologix, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
February 28, 2003, except for Note 17,
     as to which the date is March 4, 2003

ENDOLOGIX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,327	$2,606
Marketable securities available-for-sale, including unrealized gains of $131 and $23	12,322	5,053
Accounts receivable, net of allowance for doubtful accounts of $244 and $165	139	622
Other receivables	2,310	1,004
Inventories	73	2,043
Other current assets	133	431

Total current assets	18,304	11,759

Property and equipment:
Furniture and equipment	1,544	195
Leasehold improvements	236	30

	1,780	225
Less accumulated depreciation and amortization	(1,770)	(40)

Net property and equipment	10	185
Marketable securities available-for-sale, including unrealized gains of $125 and $30	4,661	2,051
Goodwill	—	3,602
Intangibles, net	—	15,939
Notes receivable from officers	147	—
Other assets	208	371

Total assets	$23,330	$33,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,112	$2,348
Deferred revenue	81	—

Total current liabilities	3,193	2,348
Deferred revenue	279	—
Minority interest	100	83

Total liabilities	3,572	2,431

Commitments and contingencies (Notes 10 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized, 13,122,000 and 24,314,000 shares issued and outstanding	13	24
Additional paid-in capital	80,850	99,505
Deferred compensation	(15)	(10)
Accumulated deficit	(61,437)	(68,004)
Treasury stock, at cost, no shares and 227,000 shares	—	(205)
Accumulated other comprehensive income	347	166

Total stockholders’ equity	19,758	31,476

Total liabilities and stockholders’ equity	$23,330	$33,907

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2000	2001	2002

Revenue:
Product	$2,139	$1,111	$834
License	6,800	6,528	6,565

Total revenue	8,939	7,639	7,399

Cost of sales:
Cost of product sales	1,465	1,149	460
Cost of sales from restructuring	—	601	—

Total cost of sales	1,465	1,750	460

Gross profit	7,474	5,889	6,939

Operating costs and expenses:
Research and development	11,508	14,605	6,155
Marketing and sales	842	1,305	982
General and administrative	3,097	2,582	2,435
Charge for acquired in-process research and development	—	—	4,501
Restructuring charges	—	4,617	168
Minority interest in losses of subsidiary	(26)	(65)	(27)

Total operating costs and expenses	15,421	23,044	14,214

Loss from operations	(7,947)	(17,155)	(7,275)

Other income (expense):
Interest income	1,383	1,426	608
Gain on sale of assets	1,140	89	111
Other income (expense), net	(39)	(1)	(11)

Total other income	2,484	1,514	708

Net loss	$(5,463)	$(15,641)	$(6,567)

Basic and diluted net loss per share	$(0.46)	$(1.20)	$(0.33)

Shares used in computing basic and diluted net loss per share	11,749	13,086	19,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common Stock		Additional			Treasury
			Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount

Balance at December 31, 1999	11,896,000	$12	$69,483	$(524)	$(40,333)	686,000	$(3,675)
Exercise of common stock options	130,000	—	479	—	—	—	—
Employee stock purchase plan	66,000	—	228	—	—	—	—
Sale of common stock (net of costs of $1,217)	814,000	1	9,357	—	—	(686,000)	3,675
Convertible debenture exercise	143,000	—	1,375	—	—	—	—
Deferred compensation, net	—	—	(36)	36	—	—	—
Amortization of deferred compensation	—	—	—	280	—	—	—
Net loss	—	—	—	—	(5,463)	—	—
Unrealized gain on investments, net	—	—	—	—	—	—	—
Unrealized exchange rate gain	—	—	—	—	—	—	—

Balance at December 31, 2000	13,049,000	13	80,886	(208)	(45,796)	—	—
Exercise of common stock options	21,000	—	38	—	—	—	—
Employee stock purchase plan	52,000	—	216	—	—	—	—
Deferred compensation, net	—	—	(290)	290	—	—	—
Amortization of deferred compensation	—	—	—	(97)	—	—	—
Net loss	—	—	—	—	(15,641)	—	—
Unrealized gain on investments, net	—	—	—	—	—	—	—
Unrealized exchange rate loss	—	—	—	—	—	—	—

Balance at December 31, 2001	13,122,000	13	80,850	(15)	(61,437)	—	—
Exercise of common stock options	39,000	—	40	—	—	—	—
Employee stock purchase plan	12,000	—	16	—	—	—	—
Common stock issued in conjunction with a business combination	11,141,000	11	18,626	—	—	—	—
Common stock repurchased	—	—	—	—	—	(227,000)	(205)
Deferred compensation, net	—	—	(27)	27	—	—	—
Amortization of deferred compensation	—	—	—	(22)	—	—	—
Net loss	—	—	—	—	(6,567)	—	—
Unrealized holding loss arising during the period, net	—	—	—	—	—	—	—
Reclassification adjustment for realized gains included in loss	—	—	—	—	—	—	—
Unrealized exchange rate gain	—	—	—	—	—		—

Balance at December 31, 2002	24,314,000	$24	$99,505	$(10)	$(68,004)	(227,000)	$(205)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	other
	Comprehensive	Stockholders’	Comprehensive
	Income	Equity	Loss

Balance at December 31, 1999	$148	$25,111
Exercise of common stock options	—	479
Employee stock purchase plan	—	228
Sale of common stock (net of costs of $1,217)	—	13,033
Convertible debenture exercise	—	1,375
Deferred compensation, net	—	—
Amortization of deferred compensation	—	280
Net loss	—	(5,463)	$(5,463)
Unrealized gain on investments, net	134	134	134
Unrealized exchange rate gain	63	63	63

Balance at December 31, 2000	345	35,240	$(5,266)

Exercise of common stock options	—	38
Employee stock purchase plan	—	216
Deferred compensation, net	—	—
Amortization of deferred compensation	—	(97)
Net loss	—	(15,641)	$(15,641)
Unrealized gain on investments, net	115	115	115
Unrealized exchange rate loss	(113)	(113)	(113)

Balance at December 31, 2001	347	19,758	$(15,639)

Exercise of common stock options	—	40
Employee stock purchase plan	—	16
Common stock issued in conjunction with a business combination	—	18,637
Common stock repurchased	—	(205)
Deferred compensation, net	—	—
Amortization of deferred compensation	—	(22)
Net loss	—	(6,567)	$(6,567)
Unrealized holding loss arising during the period, net	(141)	(141)	(141)
Reclassification adjustment for realized gains included in loss	(62)	(62)	(62)
Unrealized exchange rate gain	22	22	22

Balance at December 31, 2002	$166	$31,476	$(6,748)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2000	2001	2002

Operating activities:
Net loss	$(5,463)	$(15,641)	$(6,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	—	—	4,501
Restructuring charges	—	3,453	168
Depreciation and amortization	1,288	1,057	867
Amortization of deferred compensation	280	(97)	(22)
Bad debt expense	38	131	(3)
Minority interest in losses of subsidiary	(26)	(65)	(27)
Gain on disposal of assets	(223)	(19)	(69)
Forgiveness of officer loan	—	—	137
Changes (net of effects of acquisition):
Accounts receivable	468	295	215
Inventories	(263)	411	(575)
Other receivables and current assets	(1,769)	79	1,837
Accounts payable and accrued expenses	(125)	523	(2,331)
Deferred revenue	(971)	(81)	(360)

Net cash used in operating activities	(6,766)	(9,954)	(2,229)

Investing activities:
Purchases of available-for-sale securities	(26,312)	(17,157)	(9,510)
Maturities of available-for-sale securities	22,404	24,335	19,254
Capital expenditures for property and equipment	(100)	(329)	(87)
Proceeds from sale of option on investment securities	252	—	—
Purchase of (former) Endologix, net of cash acquired of $2,096	—	—	(7,033)

Net cash provided by (used in) investing activities	(3,756)	6,849	2,624

Financing activities:
Proceeds from issuance of convertible debenture	1,000	—	—
Proceeds from sale of common stock	14,250	—	—
Costs of equity issuances	(1,217)	—	—
Proceeds from sale of common stock under employee stock purchase plan	228	216	16
Proceeds from exercise of stock options	479	38	40
Repayment of note payable	—	—	(1,000)
Purchases of treasury stock	—	—	(205)

Net cash provided by (used in) financing activities	14,740	254	(1,149)

Effect of exchange rate changes on cash and cash equivalents	42	(133)	33

Net (decrease) increase in cash and cash equivalents	4,260	(2,984)	(721)
Cash and cash equivalents, beginning of year	2,051	6,311	3,327

Cash and cash equivalents, end of year	$6,311	$3,327	$2,606

Supplemental disclosure of non-cash financing activities:
Conversion of long-term debt to common stock	$1,375

In May 2002, the Company acquired all of the stock of (former) Endologix. The following is a summary of the transaction:
Fair value of assets acquired, including intangible assets			$25,664
Acquired in-process research and development			4,501
Cash paid			(9,129)
Merger consideration due			(12)
Common stock issued			(18,637)

Liabilities assumed			$2,387

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

     Business and Basis of Presentation

     Endologix, Inc. (formerly named Radiance Medical Systems, Inc. and Cardiovascular Dynamics, Inc. and referred to as “Endologix” or the “Company”) was incorporated in California in March 1992 and reincorporated in Delaware in June 1993. In January 1999, the Company merged with privately held Radiance Medical Systems, Inc. (“former Radiance”), and changed its name to Radiance Medical Systems, Inc. In May 2002, the Company merged with privately held Endologix, Inc., and changed its name to Endologix, Inc. (Note 2).

     Since the merger in May 2002, the Company is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the development of the PowerLink System, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body.

     Prior to restructuring in September 2001 (Note 14) and the merger in May 2002 (Note 2) the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors.

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany transactions have been eliminated in consolidation. The Company operates in a single business segment.

     For the years ended December 31, 2002 and 2001, the Company has incurred net losses of $6.6 million and $15.6 million, respectively. As of December 31, 2002, the Company had an accumulated deficit of approximately $68.0 million. Management believes that current cash and cash equivalents , marketable securities and cash generated by operations are sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2003. Unanticipated reductions in royalty revenue, failure of the market to accept the Company’s products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	allowances for accounts receivable and inventory;

•	long-lived assets, including intangible assets;

•	indefinite lived assets; and

•	income taxes.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates are based on the Company’s review of the aging of customer balances, correspondence with the customer, and the customer’s payment history. If additional information becomes available to the Company indicating the financial condition of the customer is deteriorating, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company revised the estimate of demand for Focus technology products in 2001, which resulted in the write-down of inventory. The Company records an impairment charge, or expense, for long-lived assets whenever events or changes in circumstances indicate that the value recorded for the asset may not be recoverable. Future changes in operations, such as the decision to discontinue new sales of the Focus technology products (Note 14), adverse market conditions or the introduction of competing technologies, among other things, could cause the Company to write down the asset (i.e., record an expense) to better reflect management’s current estimate of its value.

     Endologix considers whether the value of intangible assets subject to amortization (i.e., developed technology) may have been impaired whenever events or changes in circumstances, such as changes in technology or market conditions, may indicate that its carrying value may not be recoverable. The Company also performs an annual test for impairment of goodwill and trademarks and tradenames, which are not subject to amortization.

     Endologix reduces its deferred tax assets to zero due to uncertainties concerning the future realization of the related tax benefits, primarily due to the Company’s history of losses. In the event Endologix was to determine that it would be able to realize some or all of the tax benefit of the deferred tax assets, the valuation allowance would be reduced, resulting in increased income in the period such determination was made.

     Cash and Cash Equivalents

     Cash and cash equivalents includes cash on hand, demand deposits and short-term investments with original maturities of three months or less from the date of purchase.

     Marketable Securities Available-For-Sale

     The Company accounts for its investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains (losses) of $(2), $70 and $69 for the years ended December 31, 2000, 2001 and 2002, respectively, are included in other income (expense). The cost of securities sold is based on the specific identification method.

     Inventories

     Inventories are stated at the lower of cost, determined on an average cost basis, or market value.

     Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations. The estimated useful lives for furniture and equipment range from three to seven years and the estimated useful life for leasehold improvements is seven years. Following the restructuring in September 2001 (Note 14), the estimated useful lives of production-related equipment were reduced to three months to reflect the estimated time necessary to manufacture products to complete existing Focus technology product orders and RDX systems for the remaining clinical trials.

     Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company on January 1, 2002, goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Intangible assets, totaling $20,360, were acquired in the acquisition of the (former) Endologix. Specifically, $3,602, $2,708 and $14,050 was recorded as goodwill, trademarks and tradenames and developed technology, respectively, and $4,501 was expensed as acquired in-process research and development. The developed technology is being amortized over its estimated useful life of 10 years. During the year ended December 31, 2002, the Company recorded $819 in amortization expense for the developed technology.

     Prior to SFAS No. 142, intangible assets acquired in connection with business combinations were amortized on the straight-line method over their estimated useful lives. Intangible assets, totaling $4,567, from the 1998 purchase of a controlling interest in and 1999 acquisition of privately held Radiance Medical Systems, Inc. (the “former Radiance”) were being amortized over three to seven years, respectively. Based upon a valuation of intangible assets acquired in the purchase of a controlling interest in and acquisition of the former Radiance, $3,266 and $1,301 were recorded as developed technology and covenants not to compete, respectively. During the years ended December 31, 2000, 2001 and 2002, the Company recorded $881, $675 and $-0- of amortization expense, respectively, for developed technology and covenants not to compete (see Note 14 for discussion of restructuring activities and impairment of these assets).

     Long-Lived Assets

     In accordance with SFAS No. 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.

     In September 2001, the Company decided to restructure its operations and discontinue marketing and manufacturing of the RDX system. As a result, the Company recorded impairment charges for its intangible assets and property and equipment totaling $2,111 and $699, respectively (Note 14).

     Fair Value of Financial Instruments

     The carrying amount of all financial instruments approximates fair value because of the short maturities of the instruments.

     Concentrations of Credit Risk and Significant Customers

     The Company maintains its cash and cash equivalents in deposit accounts and in pooled investment accounts administered by a major financial institution.

ENDOLOGIX, INC.

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

     In June 1998, the Company signed a technology license agreement with Guidant Corporation (“Guidant”), an international interventional cardiology products company, granting Guidant the right to manufacture and distribute products using the Company’s Focus technology for stent deployment. During 2000, 2001 and 2002, the Company recognized royalty revenue from Guidant of $6,415, $6,429 and $6,010, respectively, which represented 72%, 84% and 81% of total revenues, respectively (Note 5). There are no other customers or licensees who represented greater than 10% of the Company’s total revenues. As of December 31, 2001 and 2002, receivables from Guidant amounted to $1,854 and $887, respectively.

     As of December 31, 2001 and 2002, accounts receivable from Bolton Medical Distribution S.A. amounted to $0 and $329, respectively. No other single customer accounted for more than 10% of the Company’s accounts receivable balance at December 31, 2001 or 2002.

     Product Sales by Geographic Region

     The Company had product sales by region as follows:

	Year Ended December 31,

	2000	2001	2002

Europe	$1,230	$416	$315
United States	86	40	376
Asia	269	138	—
Middle East	236	174	—
Latin America	178	165	51
Other	140	178	92

	$2,139	$1,111	$834

Product sales in the United States for the year ended December 31, 2002 were for sales of the PowerLink System product to hospitals that are conducting clinical trials. Product sales in the years ended December 31, 2000 and 2001 were for products which have been discontinued.

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

     The Company earns royalty revenue, which is included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties are recognized upon the sale of products, subject to the royalty, by the third party. License revenues are recognized ratably over the estimated life of the agreement (Note 5).

     Shipping Costs

Shipping costs billed to customers are included in revenue with the related costs in costs of goods sold.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

     Foreign Currency Translation

     The local currency is the functional currency for the Company’s foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of accumulated other comprehensive income on the consolidated balance sheet.

     Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In calculating pro forma information regarding net loss and net loss per share, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.1%, 4.3% and 2.7%; a dividend yield of 0%, 0% and 0%; volatility of the expected market price of the Company’s common stock of 70.0%, 70.0% and 80.0%; and a weighted-average expected life of the options of 5.0, 5.0 and 5.0 years for 2000, 2001 and 2002, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2000, 2001 and 2002 follows:

	2000	2001	2002

Pro forma net loss	$(6,850)	$(16,824)	$(6,928)
Pro forma basic and diluted net loss per share	$(0.58)	$(1.29)	$(0.35)

     The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No.123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15. and 25” (FIN 28). Under SFAS No. 123 and FIN 28, the Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

     Income Taxes

     The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion of such assets will not be recoverable through future taxable income.

     Net Loss Per Share

     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2000, 2001 and 2002, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive. If they were included, the number of shares used to compute net loss per share would have been increased by approximately 1,066,000 shares, 261,000 shares and 122,000 shares for the years ended December 31, 2000, 2001 and 2002, respectively. However, options to purchase approximately 57,000 shares at a weighted average exercise price of $12.88, 1,337,000 shares at a weighted average exercise price of $5.73, and 1,521,000 shares at a weighted average exercise price of $4.06 that were outstanding during 2000, 2001 and 2002, respectively, would have still been excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares.

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

     Product Warranty

     Customers may request, within six months of shipment, replacement products for products they receive that do not meet the manufacturer’s product specifications. No other warranties are offered and the Company disclaims responsibility for any consequential or incidental damages associated with the use of the products. Historically, the Company has not experienced a material amount of returns as a result of its product warranty.

     Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur.

     FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to perfomance of nonfinancial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. These guarantees, however, are subject to the disclosure requirements of FIN 45.

          The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements (See “Product Warranty” in Note 1.).

     On December 31, 2002, the FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition.

     SFAS No. 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal years ending after December 15, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

2. Merger and Sale of Assets

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

ENDOLOGIX, INC.

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

     Merger Transaction

     In May 2002, the Company acquired all of the capital stock of former Endologix. The Company paid stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8,355, and one share of Radiance common stock for each share of former Endologix common stock, for an aggregate of 11,140,541 shares. At December 31, 2002, $12 in cash remains payable and 15,625 shares of common stock remain deliverable to shareholders of former Endologix.

     In addition, the Company agreed to pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. The Company may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of December 31, 2002, PMA approval has not yet been obtained and such contingent consideration has not been recorded to the consolidated financial statements. Any contingent payment made will be capitalized as an addition to the purchase price.

     The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In the merger, the Company acquired, in addition to the net tangible assets of the business, intangible assets such as the PowerLink and PowerWeb (an earlier version of the PowerLink) technologies, both developed and in-process, the Endologix trade name and PowerLink and PowerWeb trademarks, and goodwill. The Company utilized an independent appraiser who assisted in the identification and valuation of intangible assets. The Company and the appraiser employed valuation techniques reflecting recent guidelines from the AICPA on approaches and procedures for identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IPR&D.

          To determine the proper allocation of purchase price to technology assets, the Company first determined whether technological feasibility had been reached for a particular technology based upon whether it had been approved for sale by the appropriate regulatory body, or, in the absence of regulatory approval, whether there existed any material costs yet to be incurred, material changes to the technology to be completed or material risks of approval for sale. Then, the Company considered whether the technology had any alternative future uses.

          If technological feasibility of projects had not been reached and the technology had no alternative future uses, the Company considered the technology to be IPR&D. The IPR&D is comprised of technological development efforts aimed at the discovery of new, technologically advanced knowledge, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included, but were not limited to, research and development efforts towards U.S. commercialization and expansion of the PowerLink product line to include a larger size of the device.

          The Company then estimated that it would spend $6,700 to complete the regulatory process for U.S. commercialization of the PowerLink System by mid-2004. The Company also estimated that it would spend $6,600 to complete the research and development and regulatory approval process for a larger size PowerLink System for commercialization in Europe by late 2002, and in the U.S. by mid-2007.

          The Company then determined the weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the PowerLink System and 33% for the development

ENDOLOGIX, INC.

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

          The amount of merger consideration allocated to IPR&D was then determined by estimating the stage of completion of each IPR&D project at the date of the merger, estimating the cash flows for the future research and development, clinical trials and release of products employing these technologies, all as described above, and discounting the net cash flows to their present values. As a result of the foregoing determinations, the Company expensed the portion of the purchase price allocated to IPR&D of $4,501 during the year ended December 31, 2002.

          The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $819 during the year ended December 31, 2002. The amortization expense on intangible assets for the next five years will be $1,405 per year.

          Through December 31, 2002, actual results do not materially differ from the estimates and assumptions used in the valuation.

          The components of the purchase price and allocation are as follows:

Purchase Price:
Stock consideration (11,140,541 shares at $1.67/share*)	$18,637
Cash	8,355
Acquisition costs	786

Total	$27,778

Allocation of Purchase Price:
Current assets	$4,961
Property and equipment	135
Other long-term assets	34
Current liabilities	(2,387)
Note receivable from shareholder	174
IPR&D	4,501
Developed technology	14,050
Trademarks and tradenames	2,708
Goodwill	3,602

Total	$27,778

     *- Determined as the Nasdaq average closing price for the three business days before, the day of the merger announcement, and the three business days thereafter.

ENDOLOGIX, INC.

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

	Year Ended

	December 31, 2001	December 31, 2002

Proforma:
Revenue	$10,674	$8,688
Net loss	$(21,518)	$(5,378)
Net loss per share basic and diluted	$(0.89)	$(0.22)
Weighted-average shares outstanding	24,226,000	24,266,000

          The above pro forma calculations do not include the charge of $4,501 for acquired IPR&D.

     Sale of Vascular Access Assets

     In January 1999, the Company sold substantially all of the properties and assets used exclusively in its Vascular Access product line to Escalon under an Assets Sale and Purchase Agreement (“Agreement”). Under the terms of the Agreement, the Company was entitled to receive royalty payments upon the sale of products for a five-year period beginning in 1999. In 2000, the Company recognized as revenue the pro-rata minimum royalty due of $300. In February 2001, the Company amended the Agreement with Escalon regarding the payment of royalties. As payment for $182 in royalties due the Company in the first quarter of 2001, Escalon issued 50,000 shares of Escalon common stock to the Company with a fair value of $100, which approximated the market price as quoted on NASDAQ, a prime plus one percent interest bearing note receivable due in January 2002 for $65, and cash of $17. The Company recognized a loss of $20 upon the sale of the shares of Escalon common stock in the fourth quarter of 2001. The note receivable was paid in January 2002.

     Additionally, the Company received a prime (4.25% at December 31, 2002) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the Agreement. Additional royalties above the minimums will only be paid under the amended agreement if related product sales exceed $3,000 annually. The Company is recognizing interest income and royalty revenue under the $718 note receivable on a cash basis, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the consolidated balance sheet. Interest income of $47 and $34 was recognized in 2001 and 2002, respectively. No royalty revenue was recognized in 2001. In 2002, the Company recognized $196 in royalty revenue.

3. Deferred Revenue

     Deferred Distributor Fees

     In June 1999, the Company granted Cosmotec distribution rights to market its vascular radiation therapy products in Japan. The Company received $1,000 as cash payment in exchange for the distribution rights and was recognizing the payment as revenue ratably over the estimated seven-year term of the distribution agreement. The cash received in excess of revenue recognized had been recorded as deferred revenue. In conjunction with the granting of distribution rights, the Company issued a $1,000 convertible debenture to Cosmotec. The convertible debenture was issued at below its estimated fair value resulting in a $377 reduction in the deferred revenue recorded by the Company. In December 2002, the Company and Cosmotec agreed to mutually release their obligations under the distribution agreement due to discontinuance of plans to distribute the Company’s vascular radiation therapy products in Japan. As a result, the then remaining deferred revenue of $299 was recorded as revenue. The Company recognized $81, $81 and $360 of revenue during the years ended December 31, 2000, 2001 and 2002, respectively.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

     In December 2002, the Company and its 51% owned joint venture partner agreed to commence the dissolution of the joint venture. Included in the Company’s balance sheet for this joint venture is $173 in cash and $83 in minority interest.

     Gain on Sale of Assets

     In August 1999, the Company sold an option to an unrelated party to purchase the Company’s 475,000 shares of (former) Endologix common stock. Under the option agreement, the purchaser made a non-refundable cash payment to the Company of $1,232 for the option and had until December 2000 to exercise the option. The option premium was recognized on a straight-line basis over the option term, resulting in a gain of $886 being recognized as gain on sale of assets in other income for the year ended December 31, 2000. In the fourth quarter of 2000, the optionholder paid an additional amount to extend the option period for one week, and the Company received an additional $252, which was also recognized as gain on sale of assets in other income. The optionholder did not exercise the option prior to its expiration.

4. Note Payable

     In September 2001, the former Endologix issued a $1,000 unsecured subordinated convertible note to Cosmotec. The note was assumed by the Company in its merger with former Endologix. The note bore interest at 10% and the total in principal and interest of $1,106 was paid in full in October 2002.

5. License Agreements

     EndoSonics Corporation

     In 1995 and 1997, the Company entered into license agreements with EndoSonics pursuant to which the Company granted EndoSonics the non-exclusive, royalty-free right to certain technology for use in the development and sale of certain products. In exchange, the Company received the non-exclusive, royalty-free right to utilize certain of EndoSonics’ product regulatory filings to obtain regulatory approval of the Company’s products (Note 15).

     Guidant Corporation

     In June 1998, the Company signed a technology license agreement with Guidant granting Guidant the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. For the years ended December 31, 2000, 2001 and 2002, the Company recorded $6,415, $6,429, and $6,010, respectively, in royalties under the agreement. At December 31, 2001 and 2002, $1,854 and $887, respectively, due under this agreement are included in other receivables on the consolidated balance sheet.

6. Marketable Securities Available-for-Sale

     The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of December 31, 2002, $5,053 and $2,051 of the Company’s debt securities had contractual maturities of less than one year and between one to two years, respectively.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

	December 31, 2001			December 31, 2002

		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gains	Value	Cost	Gains	Value

U.S. Treasury and other agencies debt securities	$7,069	$86	$7,155	$4,023	$38	$4,061
Corporate debt securities	9,658	170	9,828	3,028	15	3,043

	$16,727	$256	$16,983	$7,051	$53	$7,104

7. Inventories

     Inventories consisted of the following:

	December 31,

	2001	2002

Raw materials	$—	$1,069
Work in process	—	174
Finished goods	73	800

	$73	$2,043

     In the fourth quarter of 2001, the Company discontinued sales and manufacturing of its existing products, except to fill open orders following its decision to restructure operations (Note 14). The balances at December 31, 2002 consist of PowerLink technology products (Note 2).

8. Intangibles

     Intangibles consisted of the following:

	December 31,

	2001	2002

Developed technology	$—	$14,050
Accumulated amortization	—	(819)

	—	13,231
Trademarks and tradenames	—	2,708

Intangible assets, net	$—	$15,939

     Following its decision to restructure operations in September 2001, the Company concluded that the existing intangible assets were impaired (Note 14). The intangibles at December 31, 2002 were acquired in the merger with the former Endologix (Note 2).

9. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following:

	December 31,

	2001	2002

Accounts payable	$309	$740
Accrued payroll and related expenses	446	871
Accrued restructuring charges	920	248
Accrued clinical expenses	1,029	405
Other accrued expenses	408	84

	$3,112	$2,348

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

     At December 31, 2001, accrued restructuring charges are comprised of $619 in employee termination benefits and $301 in non-cancelable commitments. At December 31, 2002, accrued restructuring charges are comprised of $248 in non-cancelable commitments (Note 14).

10. Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

     In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. During the seven months following the merger with the former Endologix, the Company purchased $804 in materials under the supplier agreement. If the Company receives FDA approval to commercially distribute devices using the component, the price that the Company will pay Impra for the component will materially increase. The Company believes that U.S. commercialization could occur during 2004. The Company is economically dependent on this vendor as it is the sole source for the key component.

     Operating Leases

     The Company leases its administrative, research and manufacturing facilities and certain equipment under long-term, non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include renewal options as prescribed by the agreements.

     Future minimum payments by year under noncancellable operating leases with initial terms in excess of one year were as follows as of December 31, 2002:

Year Ending December 31,
2003	$585
2004	269
2005	67

$921

     During the fourth quarter of 2001, the Company completed its evaluation of facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256. During the fourth quarter of 2002, the Company reassessed its restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003, and recorded an additional charge of $168 (Note 14).

     Rental expense charged to operations for all operating leases during the years ended December 31, 2000, 2001 and 2002, was approximately $543, $487 and $295, respectively, exclusive of restructuring costs.

     The Company has subleased some of its facilities and is currently entitled to receive income of approximately $147 during the year ended December 31, 2003. Rental income recorded for all subleased facilities during the years ended December 31, 2000, 2001 and 2002, was approximately $19, $100 and $207, respectively.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

     Employment Agreements and Retention Plan

     The Company has entered into employment agreements with its officers and one manager (“key employees”) under which severance payments and benefits would become payable in the event of termination by the Company for any reason other than cause or upon a change in control or corporate transaction, or by the key employee for good reason, as such terms are defined in the agreement. If due, the severance payment will generally be equal to six months of the key employee’s then current salary for termination by the Company without cause or by the key employee for good reason, and generally be equal to twelve months of salary upon a change in control or corporate transaction.

     Additionally, in December 2002, the Board of Directors approved an employee retention plan. In the event of a sale of the Company, employees other than those with employment agreements would receive a severance payment equal to two to three months of their then current salary.

     Contract Manufacturing Agreement with Bebig GmbH

     In July 1999, the Company entered into a two-year contract manufacturing agreement with Bebig GmbH (“Bebig”) to activate the radioactive sources and complete final assembly of the RDX system in Europe. The agreement was amended in July 2000, February 2001 and May 2001. Under the agreement as amended, the Company paid an aggregate of $732 in 2000 and $1,620 in 2001, including $194 related to the cancellation of the arrangement in connection with the Company’s restructuring in 2001(Note 14).

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

     In September 2001, the Company implemented a restructuring plan that included the discontinuance of European manufacturing (Note 14). As a result, the remaining non-cancelable contractual commitments due under the agreements with Bebig (including the remaining minimum sub-license fee), totaling $344, was included as a component of the restructuring charge that was paid in the fourth quarter of 2001. No amounts are owed to Bebig at December 31, 2002.

11. Stockholders’ Equity

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

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

     In July 2002, the Board of Directors authorized the repurchase, at management’s discretion, of up to $1,500,000 in shares of the Company’s common stock over the subsequent eighteen months. During 2002, the Company had repurchased 227,000 shares at a cost of $205.

     Stock Option Plan

     In May 1996, the Company adopted the 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”) that is the successor to the Company’s 1995 Stock Option Plan. In September 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the “1997 Plan”). Under the terms of the 1996 and 1997 Plans, eligible key employees, directors, and consultants can receive options to purchase shares of the Company’s common stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the market value of the Company’s common stock on the date of grant. At December 31, 2002, the Company had authorized 3,450,000 and 90,000 shares of common stock for issuance under the 1996 and 1997 Plan, respectively. At December 31, 2002, the Company had 557,225 shares and 1,500 shares of common stock available for grant under the 1996 and 1997 Plan, respectively. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. The activity under both plans is summarized below:

	Option Price			Number	Options
	Per Share			of Shares	Exercisable

Balance at December 31, 1999	$0.11	to	$12.00	2,025,847	724,705

Granted	$5.81	to	$13.19	349,600
Exercised	$0.11	to	$9.50	(130,410)
Forfeited	$3.00	to	$13.19	(113,809)

Balance at December 31, 2000	$0.11	to	$13.19	2,131,228	1,129,863

Granted	$1.55	to	$6.88	333,700
Exercised	$1.00	to	$3.50	(21,417)
Forfeited	$1.55	to	$13.19	(271,250)

Balance at December 31, 2001	$0.11	to	$13.19	2,172,261	1,525,275

Granted	$0.77	to	$1.73	603,000
Exercised	$0.11	to	$1.50	(39,020)
Forfeited	$1.00	to	$13.19	(790,359)

Balance at December 31, 2002	$0.11	to	$13.19	1,945,882	1,254,930

     The following table summarizes information regarding stock options outstanding at December 31, 2002:

Options Outstanding						Options Exercisable

				Weighted-
				Average	Weighted		Weighted-
				Remaining	Average		Average
Range of			Options	Contractual	Exercise	Options	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price

$0.11	-	0.99	269,209	5.8	$0.57	97,875	$0.12
1.00	-	2.50	557,000	7.1	1.44	207,000	1.56
2.69	-	3.63	303,173	6.1	3.46	296,954	3.47
4.31	-	6.19	620,400	6.2	4.89	526,958	4.92
6.38	-	8.75	176,100	7.3	6.79	114,476	6.87
12.00	-	13.19	20,000	7.6	13.19	11,667	13.19

0.11	-	13.19	1,945,882	6.8	$3.34	1,254,930	$3.90

     The weighted-average grant-date fair value of options granted during 2000, 2001 and 2002 where the exercise price on the date of grant was equal to the stock price on that date, was $7.75, $4.64, and $1.26, respectively.

     During the years ended December 31, 2000, 2001 and 2002, $(36), $(290), and $(27), respectively, of deferred compensation was recorded for the fair value of current year non-employee option grants, net of the change to the fair value of previously issued, non-employee, unvested stock options. Deferred

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

compensation is being amortized over the vesting period of the related options, which is generally four years. During the years ended December 31, 2000, 2001 and 2002, $280, $(97) and $(22), respectively, was recorded as compensation expense net of any change in the estimated fair value of the unvested options. During the years ended December 31, 2000, 2001 and 2002, 44,600, 30,000, and 20,000 options, respectively, were granted to non-employees. As of December 31, 2000, 2001 and 2002, a total of 214,932, 244,932 and 182,600 non-employee stock options, respectively, were outstanding. No compensation expense was recorded in the financial statements for stock options issued to employees for 2000, 2001, and 2002 because the options were granted with an exercise price equal to the market price of the Company’s common stock on the date of grant.

     Stock Purchase Plan

     Under the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In June 2000, an additional 200,000 shares of common stock were approved for issuance under the Purchase Plan, bringing the total reserved to 400,000 shares. During 2000, 2001 and 2002, a total of approximately 66,000, 52,000, and 12,000 shares of common stock, respectively, were purchased at an average price of $3.47, $4.17, and $1.35 per share, respectively.

12. Income Taxes

     Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2001	2002

Net operating loss carryforwards	$14,029	$17,775
Accrued expenses	108	157
Tax credits	2,459	3,773
Bad debt reserve	97	128
Depreciation	47	263
Amortization	124	449
Inventory write-downs	372	501
Capitalized research and development	1,696	2,430
Developed technology and trademarks	—	(6,675)
Deferred revenue	143	—
Deferred compensation amortization	378	558
Other	540	188

Deferred tax assets	19,993	19,547
Valuation allowance	(19,993)	(19,547)

Net deferred tax assets	$—	$—

     The valuation allowance increased by $2,247, $5,889, in 2000, 2001, respectively, and decreased by $446 in 2002.

     In connection with the acquisition of the former Endologix, the Company acquired deferred tax assets of $6,233 and deferred tax liabilities of $6,675.

     The Company’s effective tax rate differs from the statutory rate of 35% due primarily to the write-off of acquired in-process research and development offset by federal and state losses that were recorded without tax benefit.

     At December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $51,783 and $16,298, respectively, which begin to expire in 2009 and 2004, respectively. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2,243, and $2,109, respectively, which begin to expire in 2005. The state research and development credits do not expire for California purposes. In addition, the Company has approximately $110 of California Manufacturers’ Investment Credits, which begin to expire in 2005.

     As of December 31, 2002, a portion of the state valuation allowance related to the tax benefits of stock option deductions are included in the Company’s net operating loss carryforwards. At such time as the valuation allowance is released (if at all, subject to the “change in ownership” limitations described below), the benefit will be first credited to income tax expense. Thereafter, the benefit will be credited to additional paid-in capital.

     Because of the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and research credit carryforwards may be subject to an annual limitation

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

     The results of operations for the years ended December 31, 2000, 2001 and 2002 include the net losses of the Company’s wholly-owned German and majority-owned Japanese subsidiaries of $176, $93, and $33, respectively.

13. Employee Benefit Plan

     The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 2000, 2001 or 2002.

14. Restructuring Charges

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

          As a result of the restructuring plan, the Company recorded a $344 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with Bebig, $20 in other non-cancelable commitments, $601 for the write-off of inventory that would not be used to fulfill the outstanding product orders, $1,093 for employee termination benefits and $42 for other exit costs.

          The Company concluded that no future cash flows were expected to be generated from the radiation catheter technology. As a result, the net carrying value of the Company’s equipment related to the technology and its intangible assets, consisting of acquired technology and employment contracts were written down to zero, resulting in a charge of $390 and $2,111, respectively, during 2001.

          The Company also evaluated the estimated cash flows expected to be generated from equipment used in the production of its other discontinued products, including any possible cash flows associated with the equipment’s eventual disposition, and recorded a charge of $40 based on estimated discounted cash flows. The Company also revised the estimated useful life of the equipment.

          The Company also wrote off $269 in 2001 for the carrying value of furniture, computers, software and leasehold improvements that were no longer being used.

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

          During the fourth quarter of 2001, the Company completed its evaluation of its facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256. During the fourth quarter of 2002, the Company reassessed its restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003, and recorded an additional $168 restructuring charge.

          The following is a summary of the restructuring-related liability payments and adjustments during the years ended December 31, 2001 and 2002:

	Employee
	Termination	Property and	Intangible	Non-Cancelable	Other
	Benefits	Equipment	Assets	Commitments	Charges	Totals

Charges	$1,093	$699	$2,111	$672	$42	$4,617
Cash payments	(474)	—	—	(371)	—	(845)
Non-cash charges	—	(699)	(2,111)	—	(42)	(2,852)

Liability balance
December 31, 2001	619	—	—	301	—	920
Cash payments	(619)	—	—	(221)	—	(840)
Adjustments	—	—	—	168	—	168

Liability balance
December 31, 2002	$—	$—	$—	$248	$—	$248

          During the year ending December 31, 2003, the Company will pay $248 of the accrued liabilities recorded under the restructuring that are outstanding as of December 31, 2002.

15. Legal Matters

     On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company is entitled to recover approximately $468 of its legal fees and costs it had previously expensed, plus interest. In May 2001, Jomed-EndoSonics appealed the judgment, and in January 2003 the appeals court upheld the judgment in the favor of the Company. In February 2003, the Company agreed to accept payment of the judgment and interest due amount totaling $562 over the subsequent five weeks (Note 17). As the final appeal ruling was not made until 2003, no amounts have been included in the consolidated financial statements as of December 31, 2002 for this legal fee recovery.

     In July 2002, the Company terminated its contracts with two of its European distributors of PowerLink products for non-performance. In October 2002, the Company commenced an arbitration proceeding against the distributors to recover delinquent receivables of $376. In response, the distributors filed counterclaims for breach of contract, intentional and negligent misrepresentation and concealment of material facts in which they claim damages of $1,000. In February 2003, the parties agreed to a mutual release of claims made in the arbitration action and signed a new distribution agreement. The European distributors paid $320 to the Company in full settlement of delinquent receivables, net of product returns

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

for $47 and expense reimbursement of $17. The Company also agreed to a one-time exchange of products valued at up to $80, if the products were returned and received by March 31, 2003.

     The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16. Related Party Transactions

     Notes Receivable from Officers

     In September 1998, an officer of the former Endologix purchased common stock and the former Endologix accepted as payment a $174 five-year, 6% note receivable, which was acquired by the Company in the merger with former Endologix. The note receivable was paid in July 2002.

     In January 1997, the Company loaned $100 to its then president. The note was collateralized by a second trust deed on the executive’s home and had a five-year term with interest compounding semi-annually at 6%. The principal and interest was originally due January 2002 and had been extended to January 2004. As part of the separation agreement with the officer following the merger with the former Endologix, the debt, including interest, totaling $137 was forgiven and expensed to general and administrative expenses.

     In October 1997, former Radiance loaned $10 to its then director of research and development. When former Radiance was acquired, the loan was continued and former Radiance’s director of research and development became the Company’s vice president of clinical affairs. The note was not collateralized and had a six month term with interest compounding semi-annually at 6%. The principal and interest was originally due March 1998 and had been extended to March 2003. In April 2002, the loan and interest due of $13, was paid in full.

17. Subsequent Event

     As a result of the judgment against EndoSonics Corporation (Note 15), the Company has received $300 in payments through March 4, 2003.

(b) FINANCIAL STATEMENT SCHEDULE

ENDOLOGIX, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(In Thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charges to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(a)	Period

Year ended December 31, 2002
Allowance for doubtful accounts	$244	$(3)	$—	$(76)	$165
Reserve for excess and obsolete inventories	$985	$238	$—	$(65)	$1,158
Income tax valuation allowance	$19,993	$(446)	$—	$—	$19,547
Year ended December 31, 2001
Allowance for doubtful accounts	$113	$131	$—	$—	$244
Reserve for excess and obsolete inventories	$343	$817	$—	$(175)	$985
Income tax valuation allowance	$14,104	$5,889	$—	$—	$19,993
Year ended December 31, 2000
Allowance for doubtful accounts	$150	$11	$—	$(48)	$113
Reserve for excess and obsolete inventories	$622	$—	$—	$(279)	$343
Income tax valuation allowance	$11,857	$2,247	$—	$—	$14,104

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

                      CERTIFICATIONS

I, Paul McCormick, certify that:

1.     I have reviewed this annual report on Form 10-K of Endologix, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ PAUL MCCORMICK Paul McCormick Chief Executive Officer

CERTIFICATIONS

I, David M. Richards, certify that:

1.     I have reviewed this annual report on Form 10-K of Endologix, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ DAVID M. RICHARDS David M. Richards Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.4(1)	Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical Systems, Inc.

2.5(2)	Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.

2.5.1**	Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.5.2**	Short-Term Note, Exhibit 1, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.5.3**	Long-Term Note, Exhibit 2, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.6(3)	Agreement and Plan of Merger, dated as of February 8, 2002, by and among the Company, RMS Acquisition Corp. and Endologix, Inc.

3.1(4)	Amended and Restated Certificate of Incorporation

3.2(5)	Amended and Restated Bylaws

4.1(6)	Specimen Certificate of Common Stock

10.1(7)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers

10.3(7)	The Registrant’s Employee Stock Purchase Plan and forms of agreement thereunder

10.15(7)	Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company

10.22(8)	Supplemental Stock Option Plan

10.24(9)*	License Agreement by and between the Company and Guidant dated June 19, 1998

10.25(10)	1996 Stock Option/Stock Issuance Plan (as Amended and Restated as of April 8, 1997, March 12, 1998 and November 3, 1998)

10.26(11)	1997 Stock Option Plan (As Amended as of June 15, 1998) assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999

10.36(12)	Form of Employment Agreement dated August 21, 2000 by and between the Company and Joseph A. Bishop

10.40*(13)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc.

10.40.1*(13)	Amendment to Supply Agreement dated January 17, 2002 by and between the Company and Impra, Inc.

10.41(14)	Form of Indemnification Agreement dated October 1, 2002 by and between the Company and its officers and directors.

EXHIBIT NUMBER	DESCRIPTION

10.42	Form of Employment Agreement dated October 18, 2002 by and between the Company and its officers, excluding Joseph A. Bishop, and which are described in Exhibit 10.42.1.

10.42.1	Schedule of Parties to the Employment Agreement Attached as Exhibit 10.42

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1+	Power of Attorney

99.1	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

99.2	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**     Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

+ Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(1)  Previously filed as Exhibit 2.4 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

(2)  Previously filed as Exhibit 2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

(3)  Previously filed as Annex I to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2002.

(4)  Previously filed as Exhibit 3.5 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of January 22, 1999.

(5)  Previously filed as Exhibit 3.4 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998.

(6)  Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 1996.

(7)  Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

(8)  Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

(9)  Previously filed as Exhibit 10.24 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission as of August 11, 1998.

(10)  Previously filed as Annex III to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(11)  Previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(12)  Previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.

(13)  Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(14)  Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.