Form 10-Q
period 2003-03-31
ENDOLOGIX INC /DE/
filed 2003-05-13
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
            of 1934.

For the quarterly period ended March 31, 2003.

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

Yes [  ]   No [X]

On May 5, 2003, the Registrant had outstanding approximately 23,938,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

ENDOLOGIX, INC.

Form 10-Q

March 31, 2003

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,606	$1,859
Marketable securities available-for-sale	5,053	6,187
Accounts receivable, net	622	405
Other receivables	1,004	734
Inventories	2,043	1,949
Other current assets	431	368

Total current assets	11,759	11,502
Property and equipment, net	185	161
Marketable securities available-for-sale	2,051	572
Goodwill (Note 8)	3,602	3,602
Other intangibles, net of accumulated amortization of $819 and $1,171, respectively (Note 8)	15,939	15,587
Other assets	371	375

Total Assets	$33,907	$31,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,348	$1,666

Total current liabilities	2,348	1,666
Minority interest	83	67

Total liabilities	2,431	1,733

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized, 24,314 and 24,370 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	24	24
Additional paid-in capital	99,495	99,541
Accumulated deficit	(68,004)	(69,194)
Treasury stock, at cost, 227 and 408 shares at December 31, 2002 and March 31, 2003, respectively	(205)	(453)
Accumulated other comprehensive income	166	148

Total stockholders’ equity	31,476	30,066

Total Liabilities and Stockholders’ Equity	$33,907	$31,799

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

Revenue:
Product	$—	$490
License	1,768	672

Total revenue	1,768	1,162
Cost of product revenue	69	257

Gross profit	1,699	905

Operating expenses:
Research and development	1,017	1,846
Marketing and sales	—	283
General and administrative	398	138
Minority interest in losses of subsidiary	(8)	(17)

Total operating expenses	1,407	2,250

Income (loss) from operations	292	(1,345)

Other income (expense):
Interest income	226	154
Gain on sale of assets	34	3
Other expense, net	(4)	(2)

Total other income	256	155

Net income (loss)	$548	($1,190)

Basic income (loss) per share	$0.04	($0.05)

Shares used in computing basic income (loss) per share	13,157	24,047

Diluted income (loss) per share	$0.04	($0.05)

Shares used in computing diluted income (loss) per share	13,277	24,047

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2003

Cash flows from operating activities:
Net income (loss)	$548	($1,190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10	376
Non-employee stock compensation expense	(12)	12
Bad debt expense (recoveries)	5	(33)
Loss (gain) on sale of assets	(4)	1
Minority interest in losses of subsidiary	(8)	(17)
Change in:
Trade accounts receivable	68	250
Inventories	73	94
Other receivables and other current assets	270	333
Accounts payable and accrued expenses	(664)	(682)
Deferred revenue	(20)	—

Net cash provided by (used in) operating activities	266	(856)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(2,032)	—
Sales of available-for-sale securities	4,551	330
Purchases of property and equipment	(481)	(6)

Net cash provided by investing activities	2,038	324

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock	14	35
Proceeds from exercise of common stock options	40	—
Purchases of treasury stock	—	(248)

Net cash provided by (used in) financing activities	54	(213)

Effect of exchange rate changes on cash and cash equivalents	(1)	(2)

Net increase (decrease) in cash and cash equivalents	2,357	(747)
Cash and cash equivalents, beginning of period	3,327	2,606

Cash and cash equivalents, end of period	$5,684	$1,859

See accompanying notes

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

1.	Business and Basis of Presentation

Endologix, Inc. (formerly named Radiance Medical Systems, Inc. referred to as “Endologix” or the “Company”) was incorporated in California in March 1992 and reincorporated in Delaware in June 1993. In May 2002, the Company merged with privately held Endologix, Inc., and changed its name to Endologix, Inc.

The Company is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the development of the PowerLink System, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. Prior to the restructuring in September 2001 (Note 10) and the merger in May 2002 (Note 8), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors. The Company operates in a single business segment.

For the three months ended March 31, 2003, the Company incurred a net loss of $1.2 million. As of March 31, 2003, the Company had an accumulated deficit of approximately $69.2 million. The Company believes that current cash and cash equivalents, marketable securities and cash generated by operations will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least March 31, 2004. Unanticipated reductions in royalty revenue, failure of the market to accept the products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the Company’s ability to achieve the intended business objectives.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three-month period ended March 31, 2003 are not necessarily indicative of results that may be expected for the

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

year ending December 31, 2003 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2.	Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.7% and 2.4%; a dividend yield of 0% and 0%; volatility of the expected market price of the Company’s common stock of 80.0% and 80.0%; and a weighted-average expected life of the options of 5.0 and 5.0 years for the first quarter of 2002 and 2003, respectively.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended March 31, 2002 and 2003 follows:

	2002	2003

Net income (loss), as reported	$548	$(1,190)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(78)

Pro forma net income (loss)	$458	$(1,268)
Earnings per share:
Basic-as reported	$0.04	$(0.05)
Basic-pro forma	$0.03	$(0.05)
Diluted-as reported	$0.04	$(0.05)
Diluted-pro forma	$0.03	$(0.05)

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (FIN 28). Under SFAS No. 123 and FIN 28, the Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value until the options vest.

3.	Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the first quarter of 2003, the number of shares used to compute diluted net loss per share would have been increased by

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

approximately 0.2 million shares. In addition, options to purchase 1.8 million shares and 1.5 million shares with an exercise price above the average market price for the first quarter of 2002 and 2003, respectively, were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

A reconciliation of the basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended

	March 31, 2002	March 31, 2003

Basic	13,157	24,047
Effect of dilutive stock options	120	—

Diluted	13,277	24,047

4.	Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	December 31, 2002	March 31, 2003

Raw materials	$1,069	$976
Work-in-process	174	370
Finished goods	800	603

	$2,043	$1,949

5.	Note Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As part of this amended agreement, the Company received a prime (4.25% at March 31, 2003) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003. Additional royalties above the minimums will be paid under the amended agreement only if related product sales exceed

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

$3,000 annually. The Company recognizes interest income and license revenue under the $718 note receivable on a cash basis, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet.

The Company recognized interest income of $11 and $7 in the first quarter of 2002 and 2003, respectively, under this arrangement. The Company recognized $0 and $65 in revenue in the first quarter of 2002 and 2003, respectively, under this arrangement.

6.	License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the first quarter of 2002 and 2003, the Company recorded $1,748 and $607, respectively, in license revenue due on product sales by Guidant.

7.	Comprehensive Income (Loss)

The Company’s comprehensive income (loss) included the following:

	Three Months
	Ended March 31,

	2002	2003

Net income (loss)	$548	$(1,190)
Unrealized loss on available- for-sale securities	(117)	(15)
Foreign currency translation adjustment	(1)	(3)

Comprehensive income (loss)	$430	$(1,208)

8.	Merger

     Reasons for the Merger

In September 2001, the Company decided to search for additional commercial opportunities by evaluating technologies outside of vascular radiation therapy, then the

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

primary operational focus. Positive data had been presented, and was continuing to be presented, from several major medical device companies, on the effectiveness of drug-coated stents to prevent restenosis, or re-blockage of arteries. As a result, the Company believed the market for its radiation catheter would be limited.

In the fourth quarter of 2001, the Company began discussions with Endologix, Inc. (“former Endologix”), a privately held developer and manufacturer of the PowerLink System, an endoluminal stent graft for minimally invasive treatment of abdominal aortic aneurysms. Based on its investigation of the PowerLink System, the Company believed that it was a novel device and that clinical results to date indicated that the PowerLink System had several features and benefits that may provide a better clinical outcome in comparison to devices currently on the market.

The Company believed that the acquisition of former Endologix’s technology would provide the Company with a new and different medical device technology for a promising and potentially lucrative market.

     Merger Transaction

In May 2002, the Company acquired all of the capital stock of former Endologix. The Company paid stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8,355, and one share of Radiance common stock for each share of former Endologix common stock, for an aggregate of 11,141 shares.

In addition, the Company agreed to pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. The Company may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of March 31, 2003, PMA approval has not yet been obtained and such contingent consideration has not been recorded in the consolidated financial statements. Any contingent payment made will be capitalized as an addition to the purchase price.

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

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

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

The Company then determined the weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the PowerLink System and 33% for the development and commercialization of the larger size of the PowerLink System as of merger date. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows were 40%, based upon the level of risk associated with a particular technology and the current return on investment requirements of the market.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

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

The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $352 during the three months ended March 31, 2003. The amortization expense on intangible assets for the next five years will be $1,405 per year.

Through March 31, 2003, actual results do not materially differ from the estimates and assumptions used in the valuation.

The following pro forma data summarizes the results of operations for the period indicated as if the Endologix merger had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identified intangible assets.

Quarter Ended
March 31, 2002
Proforma:
Revenue	$2,631
Net loss	$(970)
Net loss per share-basic and diluted	$(0.04)
Weighted-average shares outstanding	24,297

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

The above pro forma calculation does not include the charge of $4,501 for acquired IPR&D.

9.	Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. During 2003, the Company is required under the supplier agreement to purchase a minimum number of units, which depending on the units purchased, could range in cost from approximately $816 to $1,100. If the Company receives FDA approval to commercially distribute devices using the component, the price that the Company will pay Impra for the component will materially increase. The Company believes that U.S. commercialization could occur during 2004. The Company is economically dependent on this vendor as it is the sole source for the key component.

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company was entitled to recover approximately $468 of its legal fees and costs it had previously expensed, plus interest. In May 2001, Jomed-EndoSonics appealed the judgment, and in January 2003 the appeals court upheld the judgment in the favor of the Company. In February 2003, the Company

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

agreed to accept payment of the judgment and interest due amount totaling $562, which was collected in the quarter ended March 31, 2003.

In July 2002, the Company terminated its contracts with two of its European distributors of PowerLink products for non-performance. In October 2002, the Company commenced an arbitration proceeding against the distributors to recover delinquent receivables of $376. In response, the distributors filed counterclaims for breach of contract, intentional and negligent misrepresentation and concealment of material facts in which they claim damages of $1,000. In February 2003, the parties agreed to a mutual release of claims made in the arbitration action and signed a new distribution agreement. The European distributors paid $320 to the Company in full settlement of delinquent receivables, net of product returns for $47 and expense reimbursement of $17. The Company also accepted a one-time exchange of products valued at $80.

The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10.	Restructuring Charges

In September 2001, two companies published clinical study data for drug-coated stents, a competing technology to the Company’s radiation catheter system. That data demonstrated the high level of efficacy of drug-coated stents in preventing restenosis. Considering that efficacy, and the ease of use and probable cost effectiveness of drug-coated stents compared to the Company’s radiation catheter system, the Company determined that the market for the radiation-based system likely would be limited.

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

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

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

The following is a summary of the restructuring-related liability payments during the three months ended March 31, 2003:

	Liability			Liability
	Balance			Balance
	December	Cash		March
	31, 2002	Payments	Adjustments	31, 2003

Non-cancelable commitments	$248	$(75)	$—	$173

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

During the remainder of 2003, the Company will pay all of the remaining accrued liabilities recorded under the restructuring that are outstanding as of March 31, 2003.

11.	Treasury Stock

In August 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. During the quarter ended March 31, 2003, the Company utilized $248 to repurchase 181 shares of its common stock.

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 including, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., former Endologix, and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc. The terms of the merger are described below under the caption “Merger with Endologix, Inc.” and also Note 8 to the Condensed Consolidated Financial Statements.

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

We are currently selling the PowerLink System in Europe. We received Ministry of Health (“MOH”) approval to market the PowerLink System in France, which requires regulatory approval separate from the rest of Europe, in the first quarter of 2003. We completed Japanese clinical trials for our AAA technology in November 2001 and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the second half of 2003.

We completed enrollment in the first quarter of 2003 in the infrarenal arm of our two arm Phase II U.S. clinical trial and are currently enrolling patients in the other arm of the study for the suprarenal version of the PowerLink System. The trial supports a pre-market approval, or PMA, application with the FDA in order to market the PowerLink System in the United States. The difference between the infrarenal and suprarenal devices is that the wire stent in the suprarenal device is extended above the graft material in the aorta to allow the physician to anchor the top of the device above the renal arteries without obstructing them.

We believe that as of February 2003, we had enrolled a sufficient number of patients in the infrarenal device arm of the study and that the enrollment for the suprarenal device should be completed in 2004.

Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001 (see below under the captions “Merger with Endologix, Inc.” and “Restructuring” and Notes 8 and 10 to the Condensed Consolidated Financial Statements), we were researching, developing and marketing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.

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

We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least June 30, 2004. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

•	the timing and amount of expenses associated with clinical testing and development of the PowerLink system and remaining clinical testing of the radiation catheter system;

•	the progress and success of clinical trials and regulatory approvals;

•	varying product sales by Guidant Corporation, our licensee;

•	our ability to penetrate the markets following regulatory approval; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

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

As a result, in order to conserve cash, and to position ourselves to take advantage of strategic alternatives, we restructured the Company and later decided not to file for PMA for the radiation catheter system but to still complete the clinical studies. We submitted the final reports for the coronary and saphenous vein graft feasibility trials to the FDA in the first quarter of 2003 and expect to submit the final reports for the remaining studies, the pivotal coronary and peripheral trials, in the third quarter of 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Merger with former Endologix, Inc.

Reasons for the Merger

In September 2001, as part of a restructuring plan driven by the success of drug-coated stents, we began investigating other medical device technologies for commercialization. In the fourth quarter of 2001, we began discussions with Endologix, Inc. (“former Endologix”), a privately held developer and manufacturer of the PowerLink System, an endoluminal stent graft for minimally invasive treatment of abdominal aortic aneurysms. Based on its investigation of the PowerLink System, we believed that it was a novel device for treatment of abdominal aortic aneurysms, and that clinical results to date indicated that the PowerLink System had several features and benefits that may provide a better clinical outcome in comparison to devices currently on the market. We believed that the acquisition of former Endologix’s technology would provide us with a new and unique medical device technology for a promising and potentially lucrative market.

Merger Transaction

In May 2002, we acquired all of the capital stock of former Endologix. We paid stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8.4 million, and one share of our common stock for each share of former Endologix common stock, for an aggregate of 11,140,541 shares.

In addition, we agreed to pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of March 31, 2003, PMA approval has not yet been obtained and such contingent consideration has not been recorded in the consolidated financial statements.

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

technologies that were fully developed at the time of the merger. As with the in-process research and development, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. We determined a value of $2.7 million for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by us, and a discount rate of 35%. The residual amount of $3.6 million was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. See Note 8 to the condensed consolidated financial statements for further description of the accounting for the merger.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

     Product Revenue. Product revenue increased to $490,000 in the three months ended March 31, 2003 from $-0- in the three months ended March 31, 2002. Product revenue increased because of PowerLink product sales in 2003, as we had discontinued manufacturing and marketing of our radiation and Focus technology products in 2001 as part of our restructuring plan.

     During the first quarter of 2003, we settled our dispute and restarted sales to our main European distributor. We are currently seeking new European distributors and have a small sales force in Europe. Because of limited reimbursement in Europe for AAA products, and because we anticipate lower royalty revenues from the Guidant license (see License Revenue, below), we are primarily spending our resources to complete the U.S. clinical trials, rather than for European sales and marketing.

     License Revenue. License revenue decreased 62% to $672,000 in the three months ended March 31, 2003 from $1.8 million in the three months ended March 31, 2002. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents, a competing technology, in the U.S. We also believe that license revenue will continue to decrease during 2003 compared with the comparable periods of 2002 due to increasing acceptance of drug-coated stents. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

     Cost of Product Revenue. The cost of product revenue increased 272% to $257,000, or 52% of product revenue, in the three months ended March 31, 2003 from $69,000, in the three months ended March 31, 2002. Cost of product revenue increased due to PowerLink sales. The cost of product revenue for the three months ended March 31, 2002 resulted from a write-off of obsolete inventory.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Research and Development. Research and development expenses, which include clinical expenses, increased 82% to $1.8 million in the three months ended March 31, 2003 from $1.0 million in the three months ended March 31, 2002. The increase resulted primarily from PowerLink research and development expenses of $1.5 million, partially offset by lower research and development expenses of $648,000 for our radiation catheter technology as we are nearing the completion of the related clinical studies.

     We are currently conducting new product research and development and enrolling patients in one pivotal U.S. clinical trials for the PowerLink System, and we anticipate that research and development expenses for the remainder of 2003 will be higher than they were for the same period of 2002.

     Marketing and Sales. Marketing and sales expenses increased to $283,000 in the three months ended March 31, 2003 from $-0- in the three months ended March 31, 2002. The increase in the first quarter of 2003 marketing and sales expenses is due to marketing and sales of PowerLink products. We had discontinued marketing and sales of our catheter and stent products in late 2001. We anticipate that marketing and sales expenses over the remaining nine month period of 2003 will be lower than those for the same period of 2002 as we plan to devote most of our resources to the continuation of our U.S. clinical studies.

     General and Administrative. General and administrative expenses decreased 65% to $138,000 in the three months ended March 31, 2003 from $398,000 in the three months ended March 31, 2002. The decrease in expenses for the first quarter of 2003, compared with the same period of 2002, was due primarily to a reimbursement of $468,000 for legal and other expenses as part of a legal settlement in the first quarter of 2003 with Jomed-Endsonics, which is described in Note 9 to the condensed consolidated financial statements. The decrease in the first quarter of 2003 was partially offset by an increase in payroll costs of $223,000 from the addition of general and administrative staff upon the merger with the former Endologix in May 2002. We anticipate that general and administrative expenses over the remaining nine month period of 2003 will be higher than those for the same period of 2003 as Endologix and former Endologix’ expenses will be combined for the entire period of 2003.

     Other Income (Expense). Other income decreased 39% to $155,000 in the three months ended March 31, 2003, compared to $256,000 in the same period of 2002. The decrease in other income for the first quarter of 2003 compared with the same period of 2002 was due to a decrease in interest income of $72,000 resulting from a 55% lower average cash balance and a lower average interest rate on investments, partially offset by interest income of $94,000 from the legal settlement with Jomed-Endsonics. See Note 9 to the Condensed Consolidated Financial Statements for a description of the legal settlement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     At March 31, 2003, we had cash, cash equivalents and marketable securities available for sale of $8.6 million. We expect to continue to incur substantial costs and cash outlays in 2003 to support PowerLink research and development.

     In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $l.5 million under certain parameters. As of March 31, 2003, we have repurchased an aggregate of 408,000 shares for $453,000.

     In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, we have agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. In 2003, because the mix of product we will purchase is currently uncertain, we anticipate buying between approximately $816,000 and $1.1 million in materials. If we receive FDA approval to commercially distribute devices using the component, the price that we will pay Impra for the component will materially increase. We believe that U.S. commercialization could occur during 2004. We are economically dependent on this vendor as it is the sole source for the key component.

     For the three months ended March 31, 2003, we incurred a net loss of $1.2 million. As of March 31, 2003, we had an accumulated deficit of approximately $69.2 million. We believe that current cash and cash equivalents, marketable securities and cash generated by operations will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least March 31, 2004. Unanticipated reductions in royalty revenue, failure of the market to accept our products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the our ability to achieve our intended business objectives.

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

     Accounts Receivable. Trade accounts receivable, net, decreased 35% to $405,000 at at March 31, 2003 from $622,000 at December 31, 2002. The decrease is due primarily to the settlement of a legal action with our European distributor and their payment of cash of $320,000, returns allowed of $47,000 and a credit for expenses incurred of $17,000, reducing their outstanding receivables.

     Other Receivables. Other receivables decreased 27% to $734,000 at March 31, 2003 from $1.0 million at December 31, 2002 due primarily to a $280,000 decrease of the royalty receivable from Guidant. See Comparisons of Quarters Ended March 31, 2002 and 2003 in subsections License Revenue, regarding Guidant royalty revenues, above.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased 29% to $1.7 million at March 31, 2003 from $2.3 million at December 31, 2002. The decrease is primarily attributable to payments, which decreased accounts payable by $146,000, accrued payroll, primarily consisting of 2002 bonuses, by $325,000, clinical study-related payables by $125,000 and non-cancelable lease commitments payable, accrued as part of the 2001 restructuring charges, by $75,000.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our financial instruments include cash and short-term investment grade debt securities. At March 31, 2003 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Continued)

not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at March 31, 2003.

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

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.” Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information to be included in our periodic SEC filings.

Changes in internal controls

     There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

Part II.
OTHER INFORMATION

Item 1. Legal Proceedings

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company was entitled to recover approximately $468,000 of its legal fees and costs it had previously expensed, plus interest. In May 2001, Jomed-EndoSonics appealed the judgment, and in January 2003 the appeals court upheld the judgment in the favor of the Company. In February 2003, the Company agreed to accept payment of the judgment and interest due amount totaling $562,000.

In July 2002, the Company terminated its contracts with two of its European distributors of PowerLink products for non-performance. In October 2002, the Company commenced an arbitration proceeding against the distributors to recover delinquent receivables of $376,000. In response, the distributors filed counterclaims for breach of contract, intentional and negligent misrepresentation and concealment of material facts in which they claim damages of $1.0 million. In February 2003, the parties agreed to a mutual release of claims made in the arbitration action and signed a new distribution agreement. The European distributors paid $320,000 to the Company in full settlement of delinquent receivables, net of product returns for $47,000 and expense reimbursement of $17,000. The Company also accepted a one-time exchange of products valued at $80,000.

Items 2, 3, 4 and 5. Not applicable

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: May 13, 2003	/s/ Paul McCormick

Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2003	/s/ David M. Richards

Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Certifications

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as
Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul McCormick, Chief Executive Officer of Endologix, Inc. (the “Company”), certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Paul McCormick

Paul McCormick
Chief Executive Officer

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as
Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ David M. Richards

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