Form 10-Q
period 2003-06-30
ENDOLOGIX INC /DE/
filed 2003-08-07
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

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

Yes  [  ]   No  [X]

On August 5, 2003, the Registrant had outstanding approximately 27,946,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

ENDOLOGIX, INC.

Form 10-Q

June 30, 2003

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	June 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,606	$2,416
Marketable securities available-for-sale	5,053	4,405
Accounts receivable, net	622	193
Other receivables	1,004	726
Inventories	2,043	2,172
Other current assets	431	335

Total current assets	11,759	10,247
Property and equipment, net	185	141
Marketable securities available-for-sale	2,051	363
Goodwill (Note 8)	3,602	3,602
Other intangibles, net of accumulated amortization of $819 and $1,522, respectively (Note 8)	15,939	15,236
Other assets	371	375

Total Assets	$33,907	$29,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,348	$1,732

Total current liabilities	2,348	1,732
Minority interest	83	—

Total liabilities	2,431	1,732

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized, 24,314 and 24,373 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	24	24
Additional paid-in capital	99,495	99,574
Accumulated deficit	(68,004)	(70,847)
Treasury stock, at cost, 227 and 495 shares at December 31, 2002 and June 30, 2003, respectively	(205)	(661)
Accumulated other comprehensive income	166	142

Total stockholders’ equity	31,476	28,232

Total Liabilities and Stockholders’ Equity	$33,907	$29,964

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Revenue:
Product	$140	$295	$140	$785
License	1,800	694	3,568	1,366

Total revenue	1,940	989	3,708	2,151
Cost of product revenue	83	108	152	365

Gross profit	1,857	881	3,556	1,786

Operating expenses:
Research, development and clinical	1,699	1,715	2,716	3,561
Marketing and sales	133	154	133	437
General and administrative	693	697	1,091	835
Charge for acquired in-process research and development	4,438	—	4,438	—
Minority interest	(7)	1	(15)	(16)

Total operating expenses	6,956	2,567	8,363	4,817

Loss from operations	(5,099)	(1,686)	(4,807)	(3,031)

Other income (expense):
Interest income	185	46	411	200
Gain (loss) on sale of assets	58	(11)	92	(8)
Other expense	(6)	(2)	(10)	(4)

Total other income	237	33	493	188

Net loss	($4,862)	($1,653)	($4,314)	($2,843)

Basic and diluted net loss per share	($0.28)	($0.07)	($0.29)	($0.12)

Shares used in computing basic and diluted net loss per share	17,081	23,915	15,133	23,981

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2003

Cash flows from operating activities:
Net loss	($4,314)	($2,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	130	752
Amortization of deferred compensation	(12)	44
Charge for acquired in-process research and development	4,438	—
Bad debt expense (recovery)	5	(50)
Loss (gain) on sale of assets	(55)	18
Minority interest in losses of subsidiary	(8)	(16)
Forgiveness of officer loan	137	—
Change in (net of effects of acquisition):
Trade accounts receivable	166	479
Inventories	72	(129)
Other receivables and other assets	791	370
Accounts payable and accrued expenses	(643)	(616)
Deferred revenue	(40)	—

Net cash provided by (used in) operating activities	667	(1,991)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(6,529)	(728)
Sales of available-for-sale securities	12,691	3,035
Purchase of (former) Endologix, net of cash acquired of $2,097	(3,214)	—
Final distribution to subsidiary minority interest shareholder	—	(67)
Capital expenditures for property and equipment	(27)	(7)

Net cash provided by investing activities	2,921	2,233

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock under employee stock purchase plan	14	35
Proceeds from exercise of common stock options	40	—
Purchases of treasury stock	—	(456)

Net cash provided by (used in) financing activities	54	(421)

Effect of exchange rate changes on cash and cash equivalents	12	(11)

Net increase (decrease) in cash and cash equivalents	3,654	(190)
Cash and cash equivalents, beginning of period	3,327	2,606

Cash and cash equivalents, end of period	$6,981	$2,416

Supplemental disclosure of non-cash operating activities:

In May 2002, the Company acquired all of the common stock of (former) Endologix (Note 8). The following is a summary of the transaction as of June 30, 2002:

Fair value of assets acquired, including intangible assets	$25,664
Acquired in-process research and development	4,501
Cash paid	(5,311)
Merger consideration payable	(3,830)
Common stock issued	(18,637)

Liabilities assumed	$2,387

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

For the six months ended June 30, 2003, the Company incurred a net loss of $2.8 million. As of June 30, 2003, the Company had an accumulated deficit of approximately $70.8 million. The Company believes that current cash and cash equivalents, marketable securities and cash generated by operations will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2004. Unanticipated reductions in royalty revenue, failure of the market to accept the products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the Company’s ability to achieve the intended business objectives.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited six-month period ended June 30, 2003 are not necessarily indicative of results that may be expected for the

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

year ending December 31, 2003 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.7% and 2.1%; a dividend yield of 0% and 0%; volatility of the expected market price of the Company’s common stock of 80.0% and 81.0%; and a weighted-average expected life of the options of 5.0 years and 5.0 years for the second quarter and first six months of 2002 and 2003, respectively.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended June 30, 2002 and 2003 follows:

	2002	2003

Net loss, as reported	$(4,862)	$(1,653)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(44)

Pro forma net loss	$(4,952)	$(1,697)

Earnings per share:
Basic and diluted-as reported	$(0.28)	$(0.07)
Basic and diluted-pro forma	$(0.29)	$(0.07)

     The Company’s pro forma information for the six month periods ended June 30, 2002 and 2003 follows:

	2002	2003

Net loss, as reported	$(4,314)	$(2,843)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	(122)

Pro forma net loss	$(4,494)	$(2,965)

Earnings per share:
Basic and diluted-as reported	$(0.29)	$(0.12)
Basic and diluted-pro forma	$(0.30)	$(0.12)

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). Under SFAS No. 123 and FIN 28, the Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value until the options vest.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

3.     Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the second quarter of 2002 and 2003, the number of shares used to compute diluted net loss per share would have been increased by approximately 0.1 million shares and 0.4 million shares. In addition, options to purchase 1.3 million shares and 1.1 million shares with an exercise price above the average market price for the first quarter of 2002 and 2003, respectively, were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

If anti-dilutive stock options were included for the first six months of 2002 and 2003, the number of shares used to compute diluted net loss per share would have been increased by approximately 0.1 million shares and 0.3 million shares. In addition, options to purchase 1.7 million shares and 1.1 million shares with an exercise price above the average market price for the first quarter of 2002 and 2003, respectively, were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

4.     Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	December 31, 2002	June 30, 2003

Raw materials	$1,069	$1,018
Work-in-process	174	406
Finished goods	800	748

	$2,043	$2,172

5.     Note Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As part of this amended agreement, the Company received a prime (4.25% at June 30, 2003) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

royalties, on a discounted basis, due for 2001 to 2003. Additional royalties above the minimums will be paid under the amended agreement only if related product sales exceed $3,000 annually. The Company recognizes interest income and license revenue under the $718 note receivable when the payment is received, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet.

The Company recognized interest income of $5 and $6 in the second quarter of 2002 and 2003, respectively, under this arrangement. The Company recognized $65 and $65 in revenue in the second quarter of 2002 and 2003, respectively, under this arrangement.

The Company recognized interest income of $16 and $13 in the first six months of 2002 and 2003, respectively, under this arrangement. The Company recognized $65 and $130 in revenue in the first six months of 2002 and 2003, respectively, under this arrangement.

6.     License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the second quarter of 2002 and 2003, the Company recorded $1,715 and $628, respectively, in license revenue due on product sales by Guidant. During the first six months of 2002 and 2003, the Company recorded $3,463 and $1,235, respectively, in license revenue due on product sales by Guidant.

7.     Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net loss	$(4,862)	$(1,653)	$(4,314)	$(2,843)
Unrealized loss on available-for-sale securities	(65)	(14)	(182)	(29)
Foreign currency translation adjustment	10	8	9	5

Comprehensive loss	$(4,917)	$(1,659)	$(4,487)	$(2,867)

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

     Merger Transaction

In May 2002, the Company acquired all of the capital stock of former Endologix. The Company paid stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8,355, and one share of Radiance common stock for each share of former Endologix common stock, for an aggregate of 11,141 shares. The results of former Endologix have been included in the consolidated financial statements since May 2002.

In addition, the Company agreed to pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. The Company may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of June 30, 2003, PMA approval has not yet been obtained and such contingent consideration has not been recorded in the consolidated financial statements. Any contingent payment made will be capitalized as an addition to the purchase price.

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

The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $113 and $351 during the second quarter of 2002 and 2003, respectively. The Company recognized amortization expense on intangible assets of $113 and $703 during the first six months of 2002 and 2003, respectively. The amortization expense on intangible assets for the next five years will be $1,405 per year.

Other intangibles consisted of the following:

	December 31, 2002	June 30, 2003

Developed technology	$14,050	$14,050
Accumulated amortization	(819)	(1,522)

	13,231	12,528
Trademarks and tradenames	2,708	2,708

Intangible assets, net	$15,939	$15,236

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Through June 30, 2003, actual results do not materially differ from the estimates and assumptions used in the valuation.

The following pro forma data summarizes the results of operations for the period indicated as if the Endologix merger had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identified intangible assets.

Six Months Ended
June 30, 2002

Proforma:
Revenue	$4,997
Net loss	$(3,160)
Net loss per share-basic and diluted	$(0.13)
Weighted-average shares outstanding	24,304

The above pro forma calculation does not include the charge of $4,501 for acquired IPR&D.

9.     Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled by Impra. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. During 2003, the Company is required under the supplier agreement to purchase a minimum number of units, which depending on the units purchased, could range in cost from approximately $816 to $1,100. If the Company receives FDA approval to commercially distribute devices using the component, the price that the Company will pay Impra for the component will materially increase. The Company believes that U.S. commercialization could occur during 2004.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

The Company is economically dependent on this vendor as it is the sole source for the key component.

Legal Matters

On September 15, 1999, EndoSonics Corporation, now a wholly-owned subsidiary of Jomed N.V., filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company was entitled to recover approximately $468 of its legal fees and costs it had previously expensed, plus interest. In May 2001, Jomed-EndoSonics appealed the judgment, and in January 2003 the appeals court upheld the judgment in the favor of the Company. In February 2003, the Company agreed to accept payment of the judgment for legal fees and costs of $468, which was recorded as a reduction to general and administrative expenses, and interest due of $94, all of which was collected by March 31, 2003.

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

As a result, in order to conserve cash prior to assessing the outcome of its clinical study on its radiation catheter and deciding whether to make a PMA filing, and to be in position to take advantage of strategic alternatives, the Company decided in September 2001 to restructure its operations. The restructuring plan was comprised of the following: a) discontinue marketing and manufacturing of the radiation catheter in Europe and other international markets in the third quarter of 2001, b) discontinue marketing and manufacturing of products using the Company’s other stent and catheter technology, subject to the fulfillment of outstanding orders, which was completed in the fourth quarter of 2001, c) cease preparations for clinical trials for the radiation catheter in Japan, d) terminate 55 employees on an involuntary basis, which was completed in the first quarter of 2002, and e) search for additional commercial opportunities by evaluating technologies outside of radiation therapy. The involuntarily terminated employees consisted of 28 employees in manufacturing, 19 employees in research and development, 3 employees in sales and marketing and 5 employees in administration.

As a result of the restructuring plan, the Company recorded a $344 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with Bebig, the Company’s former third-party European manufacturer for its radiation catheter products, $20 in other non-cancelable commitments, $601 for the write-off of inventory that will not be used to fulfill the outstanding product orders, $1,093 for employee termination benefits and $42 for other exit costs.

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

The following is a summary of the restructuring-related liability payments during the six months ended June 30, 2003:

	Liability			Liability
	Balance			Balance
	December	Cash		June
	31, 2002	Payments	Adjustments	30, 2003

Non-cancelable commitments	$248	$(149)	$—	$99

During the remainder of 2003, the Company will pay all of the remaining accrued liabilities recorded under the restructuring that are outstanding as of June 30, 2003.

11.     Treasury Stock

In July 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. During the six months ended June 30, 2003, the Company utilized $457 to repurchase 268 shares of its common stock at a weighted average share price of $1.71 per share.

12.     Subsequent Event

On July 21, 2003, the Company announced the completion of its private placement of 4,000 shares of its common stock at a purchase price of $2.25 per share. The Company received aggregate proceeds of $9,000 for the newly issued shares of common stock. The proceeds of the private placement, net of commissions, amounted to $8,489.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

13.     Recent Accounting Pronouncement

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issue classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact to its consolidated financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Form S-3 filed July 23, 2003 including, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., former Endologix, and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc. The terms of the merger are described below under the caption “Merger with Endologix, Inc.” and also Note 8 to the unaudited Condensed Consolidated Financial Statements.

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

The PowerLink System is a catheter and endoluminal graft, or ELG system. The self-expanding stainless steel cage is covered by ePTFE, a common surgical graft material. The PowerLink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. We believe that implantation of the PowerLink System will reduce the mortality and morbidity rates associated with conventional AAA surgery.

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

We believe that as of February 2003, we had enrolled a sufficient number of patients in the infrarenal device arm of the study and anticipate filing the final portion of our premarket approval application for the infrarenal device with the FDA in the fourth quarter of 2003. We anticipate that the enrollment for the suprarenal device should be completed in 2004.

Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001 (see below under the captions “Merger with Endologix, Inc.” and “Restructuring” and Notes 8 and 10 to the unaudited Condensed Consolidated Financial Statements), we were researching, developing and marketing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Over the past few years, our source of revenues has shifted gradually from direct sales of catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of know-how to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. See Note 6 to the unaudited Condensed Consolidated Financial Statements for more information on the Guidant agreement.

We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2004. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

•	the timing and amount of expenses associated with clinical testing and development of the PowerLink system;

•	the progress and success of clinical trials and regulatory approvals;

•	varying product sales by Guidant Corporation, our licensee;

•	our ability to penetrate the markets following regulatory approval; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

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

As a result, in order to conserve cash and to position ourselves to take advantage of strategic alternatives, we restructured the Company and later decided not to file for PMA for the radiation catheter system but to still complete the clinical studies. We submitted the final reports for the coronary and saphenous vein graft feasibility trials to the FDA in the first quarter of 2003 and expect to submit the final reports for the remaining studies, the pivotal coronary and peripheral trials, in the third quarter of 2003.

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

In addition, we agreed to pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration, if payable, in cash or common stock at our sole discretion. As of June 30, 2003, PMA approval has not yet been obtained and such contingent consideration has not been recorded in the consolidated financial statements.

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

technologies that were fully developed at the time of the merger. As with the in-process research and development, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. We determined a value of $2.7 million for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by us, and a discount rate of 35%. The residual amount of $3.6 million was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further description of the accounting for the merger.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 and 2002

      Product Revenue. Product revenue increased 111% to $295,000 in the three months ended June 30, 2003 from $140,000 in the three months ended June 30, 2002. Product revenue increased because it includes three months of PowerLink product sales in 2003 and only one month of PowerLink product sales in 2002.

      During the first quarter of 2003, we settled our dispute and restarted sales to our main European distributor. We are currently seeking new European distributors and have a small sales force in Europe. Because of limited reimbursement in Europe for AAA products, we are primarily spending our resources to complete the U.S. clinical trials, rather than for European sales and marketing. We anticipate that product revenue for the remaining six months of the year will be comparable with that for the prior year, unless a new, major European distributor is secured.

      License Revenue. License revenue decreased 61% to $694,000 in the three months ended June 30, 2003 from $1.8 million in the three months ended June 30, 2002. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents, a competing technology, in the U.S. We also believe that license revenue will continue to decrease during 2003 compared with the comparable periods of 2002 due to increasing acceptance of drug-coated stents. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

      Cost of Product Revenue. The cost of product revenue increased 30% to $108,000, or 37% of product revenue, in the three months ended June 30, 2003 from $83,000, in the three months ended June 30, 2002. Cost of product revenue increased due to higher PowerLink sales. As a percentage of revenue, cost of product revenue declined to 37% of product revenue in the second quarter of 2003 from 59% in the same period of 2002 due primarily to a $39,000 favorable inventory reserve adjustment. Without the reserve

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

adjustment, the cost of product revenue in the three months ended June 30, 2003 would have been 50% of product revenue.

      Research and Development. Research and development expenses, which include clinical expenses, were $1.7 million in the three months ended June 30, 2003 and June 30, 2002. A reduction of $1.1 million in expenditures for the development of the RDX System for 2003 was offset by an increase in expenditures for the development of the PowerLink System.

      We are currently conducting new product research and development and enrolling patients in one pivotal U.S. clinical trials for the PowerLink System, and we anticipate that total research and development expenses for the second half of 2003 will be comparable to the expenses for the same period of 2002.

      Marketing and Sales. Marketing and sales expenses increased 16% to $154,000 in the three months ended June 30, 2003 from $133,000 in the three months ended June 30, 2002. The increase in costs for 2003 marketing and sales expenses resulted because there were three months of PowerLink product marketing and sales expenses in 2003 and one month of PowerLink expenses in 2002. We anticipate that marketing and sales expenses over the remaining six month period of 2003 will be lower than those for the same period of 2002 as we plan to devote most of our resources to the continuation of our U.S. clinical studies.

      General and Administrative. General and administrative expenses totaled $697,000 in the three months ended June 30, 2003, compared to $693,000 in the three months ended June 30, 2002. A decrease in salary and benefit expenses of $146,000 for 2003, which primarily resulted from the severance pay and benefit expense for a former CEO and President recorded in 2002, was offset by increases in outside service expenses ($98,000), including strategic advisor fees, and insurance costs ($52,000). We anticipate that general and administrative expenses over the remaining six month period of 2003 will be higher than those for the same period of 2002.

      Other Income (Expense). Other income decreased 86% to $33,000 in the three months ended June 30, 2003, compared to $237,000 in the same period of 2002. The decrease in other income for the second quarter of 2003 compared with the same period of 2002 was primarily due to a decrease in interest income of $139,000 resulting from a 58% lower average cash balance and a lower average interest rate on investments. Secondarily, the decrease in other income was due to gains on sale of investments in the second quarter of 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the Six Months Ended June 30, 2003 and 2002

      Product Revenue. Product revenue increased 461% to $785 in the six months ended June 30, 2003 from $140 in the six months ended June 30, 2002. Product revenue increased because it includes six months of PowerLink product sales in 2003 and one month of PowerLink product sales in 2002.

      License Revenue. License revenue decreased 62% to $1.4 million in the six months ended June 30, 2003 from $3.6 million in the six months ended June 30, 2002. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents, a competing technology, in the U.S.

      Cost of Product Revenue. The cost of product revenue increased 140% to $365,000, or 46% of product revenue, in the six months ended June 30, 2003 from $152,000, in the six months ended June 30, 2002. Cost of product revenue increased primarily because there were six months of PowerLink sales during the first half of 2003 and one month of PowerLink sales in the same period of 2002. The cost of product revenue for the six months ended June 30, 2002 included a $69,000 write-off of obsolete inventory.

      Research and Development. Research and development expenses, which include clinical expenses, increased 31% to $3.6 million in the six months ended June 30, 2003 from $2.7 million in the six months ended June 30, 2002. The increase resulted primarily from an increase in PowerLink research and development expenses of $2.6 million, partially offset by lower research and development expenses of $1.7 million for our radiation catheter technology as we are nearing the completion of the related clinical studies.

      Marketing and Sales. Marketing and sales expenses increased 229% to $437,000 in the six months ended June 30, 2003 from $133,000 in the six months ended June 30, 2002. The increase resulted because we incurred six months of expenses in 2003 for marketing and sales of PowerLink products, whereas we only incurred one month of expenses in the first six months of 2002.

General and Administrative. General and administrative expenses decreased 23% to $835,000 in the six months ended June 30, 2003 from $1.1 million in the six months ended June 30, 2002. The decrease in expenses for the first six months of 2003, compared with the same period of 2002, was due primarily to a reimbursement of $468,000 for legal and other expenses as part of a legal settlement in the first quarter of 2003 with Jomed-Endsonics, which is described in Note 9 to the unaudited Condensed Consolidated Financial Statements. The decrease in the first six months of 2003 was partially offset by an increase in consulting costs ($114,000), including strategic advisor fees, and an increase in payroll costs ($77,000) from the addition of general and administrative staff upon the merger with the former Endologix in May 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Income (Expense). Other income decreased 62% to $188,000 in the six months ended June 30, 2003, compared to $493,000 in the same period of 2002. The decrease in other income for the first quarter of 2003 compared with the same period of 2002 was primarily due to a decrease in interest income of $211,000 resulting from a 56% lower average cash balance and a lower average interest rate on investments, partially offset by interest income of $94,000 from the legal settlement with Jomed-Endosonics. See Note 9 to the unaudited Condensed Consolidated Financial Statements for a description of the legal settlement.

Liquidity and Capital Resources

      At June 30, 2003, we had cash, cash equivalents and marketable securities available for sale of $7.2 million. We expect to continue to incur substantial costs and cash outlays in 2003 to support PowerLink research and development.

      In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $l.5 million under certain parameters. As of June 30, 2003, we have repurchased an aggregate of 495,000 shares for $661,000.

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

      For the six months ended June 30, 2003, we incurred a net loss of $2.8 million. As of June 30, 2003, we had an accumulated deficit of approximately $70.8 million. We believe that current cash and cash equivalents, marketable securities and cash generated by operations will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2004. Unanticipated reductions in royalty revenue, failure of the market to accept our products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on our ability to achieve our intended business objectives.

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

      On July 18, 2003, we closed a private placement of 4,000 shares of our common stock at $2.25 per share. We received aggregate proceeds of $9,000 for the newly issued shares of common stock. The proceeds of the private placement, net of commissions, amounted to $8,489.

      We may raise additional funds in 2004 in order to prepare for a 2004 U.S. market launch of the PowerLink product and to fund operations through additional financings, including debt, private or public equity offerings and collaborative arrangements with existing or new corporate partners. We cannot assure you that we will be able to raise funds on favorable terms, or at all. Equity financings may dilute the interests of the existing shareholders. If we obtain funds through arrangements with collaborative partners or others, we may be required to grant rights to certain technologies or products that we would not otherwise grant.

      Accounts Receivable. Trade accounts receivable, net, decreased 69% to $193,000 at June 30, 2003 from $622,000 at December 31, 2002. The decrease is due primarily to the settlement of a legal action with our European distributor and their payment of cash of $320,000, returns allowed of $47,000 and a credit for expenses incurred of $17,000, reducing their outstanding receivables that had been outstanding at December 31, 2002.

      Other Receivables. Other receivables decreased 28% to $726,000 at June 30, 2003 from $1.0 million at December 31, 2002 due primarily to a $259,000 decrease of the royalty receivable from Guidant. See Comparisons of Quarters Ended June 30, 2002 and 2003 in subsections License Revenue , regarding Guidant royalty revenues, above.

      Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased 26% to $1.7 million at June 30, 2003 from $2.3 million at December 31, 2002. The decrease is primarily attributable to payments, which decreased accounts payable by

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$61,000, accrued payroll, primarily consisting of 2002 bonuses, by $299,000, non-cancelable lease commitments payable, accrued as part of the 2001 restructuring charges by $149,000 and, clinical study-related payables by $107,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our financial instruments include cash and short-term investment grade debt securities. At June 30, 2003 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at June 30, 2003.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.
OTHER INFORMATION

Items 1. Not applicable

Item 2. Changes in Securities and Use of Proceeds

      Subsequent to the end of the period covered by this report, on July 18, 2003, the Company issued 4,000,000 shares of Common Stock to certain investors in a private placement. The Company received aggregate proceeds of $9,000,000 for the newly issued shares of common stock. The proceeds of the private placement, net of commissions, amounted to $8,489,000. Exemption from the registration requirement of the Securities Act of 1933 (the “Act”) for the private placement is claimed under Section 4(2) of the Act, among others, on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

      On July 24, 2003, the Company announced that it had filed a registration statement covering resales of the shares issued in the private placement. The registration statement relating to these securities has not yet become effective, and the securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The Company will not receive any proceeds if and when sales of the shares are made under the registration statement.

Items 3 – 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K (continued)

(b)  Reports on Form 8-K

Subsequent to the end of the period covered by this report, the Company filed a Report on Form 8-K as of July 21, 2003 announcing the completion of a private placement of Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: August 7, 2003	/s/ Paul McCormick

Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2003	/s/ David M. Richards

Chief Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.