Form 10-K/A
period 2002-12-31
ENDOLOGIX INC /DE/
filed 2003-09-30
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
STOCK, $.001 PAR VALUE.

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 28, 2002, was approximately $17,443,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market for June 28, 2002, the last trading date of our second fiscal quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 14, 2003, approximately 24,370,000 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

•	research and development of our products;

•	development and management of our business and anticipated trends on our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to obtain financing on commercially reasonable terms;

•	our ability to compete;

•	general economic and business conditions; and

•	other risk factors set forth under “Risk Factors” in this Annual Report on Form 10-K/A.

     You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions.

     Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, either as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K/A. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

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

     We have followed the progress of early technologies and believe the PowerLink System is a superior design that overcomes the inherent limitations of early generation devices. We believe that major advantages of our products are as follows:

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

     PowerLink Infrarenal Bifurcated Systems. The PowerLink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The infrarenal device is made of a stainless steel cage covered by thin-walled ePTFE and attaches below the renal arteries. We use thin-walled ePTFE to permit the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device making it easier for hospital purchasing patterns. During 2002 approximately 57% of our AAA product sales were from infrarenal bifurcated system sales. Based on management’s views regarding physician preferences for infrarenal and suprarenal devices, growth trends within the AAA graft market generally and sales trends affecting the Company’s legacy products, we expect this infrarenal product to account for approximately 50% of our sales when selling both the infrarenal and suprarenal devices in a market. We have obtained the CE Mark for this product in Europe, and are in the follow-up portion of an arm of a Phase II pivotal trial in the United States. We anticipate submitting a pre-marketing approval application to the FDA for the infrarenal device in the fourth quarter of 2003.

     PowerLink Suprarenal Bifurcated System. The PowerLink Suprarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The suprarenal model has a segment of uncovered stent at the proximal end. This permits the operator to place the device more proximally, over the opening of the renal arteries in patients with short or angulated aortic necks. The uncovered stent permits continuous blood flow to the renal arteries, thereby mitigating the risk of kidney complications. During 2002, approximately 35% of our AAA product sales were from suprarenal bifurcated system sales. Due to our perception of a small preference by physicians for an infrarenal device compared to a suprarenal device, we expect this product to account for approximately 40% of our sales. We have obtained the CE Mark for this product in Europe, and are currently enrolling patients in an arm of a Phase II pivotal trial in the U.S. Assuming that our Phase II data for our infrarenal device will support the filing of a supplemental PMA application for the suprarenal device, we believe we would be approved for marketing in the first half of 2005.

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

     Pivotal U.S. Phase II Clinical Trial. We believe that the requisite patient enrollment has been achieved in our U.S. pivotal Phase II trial which is studying the PowerLink System for elective endovascular aneurysm repair. As of February 28, 2003, 190 patients had been treated with the PowerLink System and 120 have completed the required 12 month follow-up period. We anticipate continuing follow-up on these patients and submitting a pre-market application with the U.S. FDA in approximately the fourth quarter of 2003.

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

     The study was conducted by Endologix. Along with Cosmotec Co., Ltd., our Japanese distributor, we engaged Medical Industries Corp., or MIC, a prestigious in-country caretaker consulting firm to help facilitate certain monitoring, database and reporting activities. MIC also acted as a liaison between Endologix and Japan Ministry of Health. Tokyo Medical University was the Principal Investigative Site with Professor Shin Ishimaru, M.D. as the Principal Investigator. Professor Ishimaru has published extensively and participates as a faculty member for many surgical congresses.

     In July 2002, we submitted for Ministry of Health approval in Japan and are awaiting the outcome. We were the first company to submit for the Shonin utilizing a complete Japanese patient cohort , and we anticipate that approval will be received in the first half of 2004. We expect insurance reimbursement for the device to begin mid-year 2004. We anticipate seeking Ministry of Health approval for the PowerLink System following the approval of the PowerWeb System.

     The PowerWeb System is the predecessor to the PowerLink System. The difference between the PowerLink and PowerWeb Systems designs is mainly that wire segments are linked together by shaping the wire in the PowerLink design to form the device , whereas the wire segments are sutured together in the PowerWeb design.

     RDX System

     We are in the final stages of completing a U.S. pivotal trial for the RDX System, but have no plans to commercialize the product. Following our 2001 restructuring, we decided not to pursue approval from the FDA to market the RDX System in the United States (see Note 14 to consolidated financial statements). As part of the restructuring, we discontinued our pursuit of Japanese clinical trials and stopped sales and marketing of the device in Europe and elsewhere.

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

Legacy Products

     In late 2001, three companies published the first clinical study data for drug-coated stents, a competing technology to our radiation catheter system. While our RDX system used beta radiation to treat restenosis resulting from angioplasty procedures, drug coated stents have drugs that inhibit cell proliferation to limit restenosis. Though drug coated stent feasibility trials were on a relatively small cohort of patients, all three companies reported restenosis rates near or at zero percent. Considering the efficacy, ease of use and probable cost effectiveness of drug-coated stents compared to our radiation catheter system, we determined that the market for the radiation based system likely will be limited. The other products we sold at the end of 2001, our Focus technology products, were nearing the end of their marketable lives due to competing products.

     As a result, in order to conserve cash and to position ourselves to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. In December 2001, we discontinued all sales and marketing activities for our Focus technology coronary stents, coronary stent delivery systems, balloon dilatation catheters and RDX radiation therapy catheter systems.

     In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting them a 10 year license to manufacture and distribute stent delivery products using our Focus technology. The original territory for the license was the United States and Canada, but has expanded with the expiration of distribution relations in other countries. Under the agreement, technology developed by either party was to be owned by that party while technology developed jointly was to be owned jointly and included in the license at no additional cost to Guidant. If for any calendar year, after timely written notice by us to Guidant of a shortfall in royalty payments below the annual minimum royalty required, they elect not to pay us at least the minimum royalty, we can cancel the agreement. Also, as Guidant has paid to date the aggregate payment amount required under the contract, they can at any time, with or without cause, terminate the agreement upon thirty days notice. We are entitled to receive royalties on Guidant’s sales. In the year ended December 31, 2002, we recorded $6.0 million in royalties. We anticipate that royalties from Guidant will decline substantially in 2003 and thereafter as competition from drug-coated stents begins in the second quarter of 2003, and as Guidant introduces more non-licensed products.

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

     Legacy Products. We stopped production of all of our non-PowerLink products, in Irvine, California in December 2001. We also terminated our manufacturing agreement with Bebig GmbH for the production of RDX catheters in Europe due to our decision to restructure operations in late 2001.

     Patents and Proprietary Information

     We have an aggressive program to develop intellectual property in the United States, Europe and Asia. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 11 U.S. patents issued, covering 234 claims, and 13 pending U.S. patent applications. Our current, AAA area patents begin expiring in 2017 and the last patent expires in 2019. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.

     In addition to our AAA intellectual property, we own 36 issued U.S. patents, one issued European patent and two Japanese patents relating to intravascular radiation, stents, and various catheter technologies. The non AAA patents begin expiring in 2012 and the last patent expires in 2018. Our technology license to Guidant is supported by seven U.S. patents and one Japanese patent. These patents begin expiring in 2014 and the last patent expires in 2016.

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

     Below is a chart that details the stent graft characteristics of the minimally-invasive AAA stent grafts being sold in Europe and/or the United States. We believe that earlier generation technology devices experienced material failures and complications due to their reliance on multi-piece designs, designs that did not include a stent cage to support the entire graft, or designs with hooks or barbs to hold their devices in place (See the section above entitled “Limitations of Earlier Technology” for a discussion of these factors). Because our PowerLink and PowerWeb stent grafts are single piece, fully supported designs that use radial force and column strength to maintain fixation, we believe that our grafts may offer us a competitive advantage. Because material failures that have been experienced typically occur over the first few years of the implant, and we have a limited amount of long-term clinical data, it is difficult to determine if our design will continue to show a low incidence of material failure.

Stent Graft Characteristics

Fully
Mfg.	Single Piece?	Supported?	Fixation	FDA Status

Endologix PowerLink	Yes	Yes	Radial Force & Column Strength	In Trial
Guidant Ancure	Yes	No	Hooks	Approved
Medtronic AneuRx, Talent	No	Yes	Radial Force	Approved
Cook Zenith	No	Yes	Radial Force & Barbs	In Trial
WL Gore Excluder	No	Yes	Radial Force	Approved
Edwards LifeSciences LifePath	No	Yes	Balloon Expandable	In Trial
TeraMed Ariba	No	Yes	Radial Force	In Trial

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

Current Projects

•	PowerLink XL. It is estimated that 10% of the potential AAA patients require a larger endoluminal graft device than our current 28 mm device. The PowerLink XL is a 34mm bifurcated device, designed to compete in this market. The scope of this project consists of two design variations, the PowerLink Bifurcated Assembly, and the PowerLink Bifurcated Suprarenal Assembly.

•	TDC Delivery Catheter. This goal of this project is to improve the performance of the delivery catheter for simpler and quicker deployment of the endoluminal graft, while remaining compatible with all of our current stent-graft designs. The new TDC delivery catheter consists of a combination of coaxial sheaths used to restrain, then sequentially deploy the bifurcated endoluminal graft, via removal of sheaths and peel-away sheaths. The delivery catheter deploys the endoluminal graft via the use of a pull back sheath for the ipsilateral limb, a pullback wire/sheath for the contralateral limb, and a pullback wire/peel-away sheath for the body.

•	PowerLink Short Limb Device. The Short Limb Device enhances the current 25mm and 28mm Infrarenal product family by shortening the length of the iliac limbs. Based upon physician input, we believe that having a Short Limb Device will allow us to apply our device to a wider range of anatomies and thus to address a larger population of patients. We are not aware of any data that would allow us to conclude what population of patients we could serve with our existing technology or with a new short limb device.

•	PowerLink Thoracic System. This is a stent graft for the treatment of thoracic aortic aneurysms. The PowerWeb System, a predecessor to the PowerLink System, was included in the Japanese clinical trial and is part of our Shonin submission.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of
	securities to be		Number of
	issued upon	Weighted average	securities
	exercise of	exercise price of	remaining available
Plan category	outstanding options	outstanding options	for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Stock Option/Stock Issuance Plan	1,857,382	$3.30	557,225
Equity compensation plans not approved by security holders:
1997 Supplemental Stock Option Plan	88,500	$4.24	1,500
Total	1,945,882	$3.34	558,725

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

Recent Sales of Unregistered Securities

     In May 2002, we issued an aggregate of 11,140,541 shares of common stock to the shareholders of the former Endologix in connection with the merger of the former Endologix with a wholly-owned subsidiary of ours. The issuance was a private placement, made without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) of that Act, on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to substantial information about the acquiring company, Radiance Medical Systems, Inc., and the business being acquired.

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

	Year Ended December 31,

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

Europe, Bebig GmbH, $20 in other non-cancelable commitments, $601 for the write-off of inventory that would not be used to fulfill outstanding catheter and stent technology product orders, $1,093 for employee termination benefits, and $42 for other exit costs (Note 14 to the Consolidated Financial Statements).

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the related notes included in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

     We are currently selling the PowerLink System in Europe, excluding France, which requires separate regulatory approval for AAA devices. In February 2003, we received preliminary notice of approval of our infrarenal device by the French Ministry of Health, or MOH, and are awaiting a comprehensive statement of approval, which will detail any limitations for use, prior to beginning marketing the device. We completed Japanese clinical trials for our AAA technology in November 2001 and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the first half of 2004.

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

     Over the past few years, our source of revenues has shifted gradually from direct sales of catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of know-how to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license are the primary source of our existing revenues. If for any calendar year, after timely written notice by us to Guidant of a shortfall in royalty payments below the annual minimum royalty required, they elect not to pay the us at least the minimum royalty, we can cancel the agreement. Also, as Guidant has paid to date the aggregate payment amount required under the contract, Guidant can at any time, with or without cause, terminate the agreement upon thirty days notice. See Note 5 to the Consolidated Financial Statements for more information on the Guidant agreement.

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

     In the course of negotiations of the merger, we agreed to forgive a loan of $100,000 and accrued interest of $37,000 owed by our former chief executive officer, as an incentive for Mr. Thiel to negotiate the best possible deal for our stockholders under the merger agreement between the Company and the former Endologix, and to assist with post-closing transition and integration issues given that he would no longer have an ongoing executive management position with us. As a result of this arrangement, we expensed $137,000 to administrative expenses.

     The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. The Company employed valuation techniques reflecting recent guidelines from the AICPA on approaches and procedures for identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IRP&D. To value IPR&D and developed technology, the Company estimated their future net cash flows and discounted them to their present value. To value trademarks and tradenames, the Company estimated the royalties that would have been paid for their use and discounted them to their net present value. As a result of the foregoing determinations, we expensed the portion of the purchase price allocated to in-process research and development of $4.5 million in the year ended December 31, 2002. We also determined the fair value of developed technology at the merger date to be $14.1 million, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the in-process research and development, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. We determined a value of $2.7 million for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by us, and a discount rate of 35%. The residual amount of $3.6 million was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. See Note 2 to the consolidated financial statements for further description of the accounting for the merger.

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

     Gross profit on product sales increased to $374,000 in the year ended December 31, 2002 from $(38) in the year ended December 31, 2001, due primarily to sales of higher margin AAA products in 2002, partially offset by an $80,000 charge for product exchanges as part of the settlement and release agreement with two European distributors (see Note 15 to consolidated financial statements regarding the settlement and release agreement), and an inventory write off of $601,000 in 2001as a result of the restructuring.

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

     We need to complete a U.S. pivotal human clinical trial for the PowerLink system. The PowerLink system is the only product we have under development and it has not been approved for marketing by the FDA. Prior to granting approval, the FDA may require more information or clarification of information provided in our regulatory submissions, or more clinical studies, which could require significant additional expenditures. If granted, the FDA may impose limitations on the uses for which or how we may market the PowerLink system. Should we experience delays or be unable to obtain regulatory approvals, we may never generate significant revenues, and our business prospects will be substantially impaired.

     In Japan, we have completed our clinical trials for the PowerWeb System and are working with the Ministry of Health for regulatory approval. While we believe that we will receive regulatory approval in Japan in the second half of 2004, because this is the first AAA device submitted for approval, it is difficult for us to determine when or whether the device will be approved.

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

     If we obtain the required U. S. regulatory approval for the PowerLink system, commercial-scale production will require us to expand our operations. Rapid growth may strain our managerial and other organizational resources. Our ability to manage our growth will depend on the ability of our officers and key employees to:

•	address difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel; and

•	implement and expand our operational, management information and financial control systems.

We rely on a single vendor to supply our graft material for the PowerLink system, and any disruption in our supply could delay or prevent us from completing our clinical trials or from producing the product for sale.

     Currently, we rely on Impra, a subsidiary of C.R. Bard, to supply us with graft material, which is a primary component for the PowerLink system. Our reliance on a sole source supplier exposes our operations to disruptions in supply caused by:

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

     Our activities are capital intensive. We believe that our current cash balance is sufficient to reach FDA approval for the PowerLink system and may be sufficient to fund the initial marketing launch of the PowerLink system. Although we believe that our existing cash resources and anticipated cash generated from operations will be sufficient to meet our planned capital requirements through at least December 31, 2004, we may require additional capital thereafter to fund on-going operations, including possible expansion of our U.S. marketing efforts. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property; the establishment of high volume manufacturing and sales and marketing capabilities; and

•	our success in entering into collaborative relationships with other parties.

     To finance these activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or not at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issue preferred equity or debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If adequate funds are not available, we might have to delay, scale back or eliminate one or more of our development programs, which would impair our future prospects.

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

     Competition in the market for devices used in the treatment of vascular disease is intense, and we expect it to increase. The PowerLink system and other potential products will compete with treatment methods that are well established in the medical community, as well as treatments based on new technology. We face competition from manufacturers of other catheter-based AAA graft devices including Medtronic, WL Gore, Cook, Johnson & Johnson and Edwards Life Sciences.

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

     Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our stock, which could cause a decline in value.

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

     Our products must comply with regulatory requirements imposed by the FDA and similar agencies in foreign countries. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive FDA review process and other costly and time-consuming procedures. It often takes companies several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA pre-market approval process;

•	California Department of Health Services requirements;

•	ISO 9001/ISO 13485 certification; and

•	European Union CE Mark requirements.

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

     If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that our products are ineffective or pose an unreasonable health risk, the FDA could ban sales of our products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, require corrective or warning labeling and require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against us, our officers or employees. The FDA can also recommend prosecution to the Department of Justice.

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

     Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have issued patents and have filed and intend to continue to file patent applications for various aspects of our technology. However, we face the risks that:

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

     The medical device industry in general, and the vascular graft market in particular, is especially susceptible to patent infringement claims. Most recently, on August 18, 2003, Edwards Lifesciences Corporation announced that it had filed patent infringement lawsuits against Medtronic, Inc., Cook, Inc. and W.L. Gore & Associates in the U.S. District Court, Northern District of California, and is seeking injunctive relief and damages for infringement of a patent exclusively licensed to Edwards. We are not named as a defendant in this litigation. We have reviewed the readily available public documents relating to this lawsuit and based upon that review we believe that the patent allegedly infringed relates only to modular, and not single piece AAA grafts. Our PowerLink System is a single piece graft and we currently believe its design and use do not infringe the Edwards patent. While in some cases our PowerLink System may be used with separate extensions, we currently believe the use of those extensions as practiced by us, are not covered by the Edwards patent relating to modular AAA grafts. As of the date of this prospectus, it is unknown whether this litigation could have a material adverse effect on Endologix and, accordingly, no assurance can be made to the contrary.

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

     Such litigation, if it occurs, could result in substantial expense to us and a diversion of our efforts, but may be necessary to:

•	enforce our patents;

•	protect our trade secrets and know-how;

•	defend us against claimed infringement of the rights of others; or

•	determine the enforceability, scope, and validity of the proprietary rights of others.

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

     Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Moreover, we cannot assure you that necessary licenses would be available to us on satisfactory terms, if at all. If such licenses cannot be obtained on acceptable terms, we could be prevented from marketing our products. Accordingly, an adverse determination in such litigation could have a material adverse effect on our business and financial condition.

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

     Most of our outstanding shares of common stock are freely tradable. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock. We have approximately 27,878,000 shares of common stock outstanding, net of treasury stock. All of these shares are freely tradable without restrictions under the Securities Act.

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

     FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of nonfinancial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. These guarantees, however, are subject to the disclosure requirements of FIN 45.

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

Principal amounts by expected maturity in the subsequent twelve-month periods ending December 31:

				Fair Value at
	2003	2004	Total	December 31, 2002

	(in thousands, except interest rates)
Cash and cash equivalents	$2,503	—	$2,503	$2,503
Weighted average interest rate	1.34%	—	1.34%
Investments	$4,980	$1,985	$6,965	$7,104
Weighted average interest rate	4.82%	4.31%	4.68%
Total portfolio	$7,483	$1,985	$9,468	$9,607
Weighted average interest rate	3.66%	4.31%	3.79%

     Foreign Currency Exchange Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at December 31, 2002.

Item 8. Financial Statements

     The financial statement schedule listed under Part IV, Item 15, is filed as part of this Form 10-K/A.

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

     Franklin D. Brown. Mr. Brown serves as our Executive Chairman and has been a director since 1997. Following the merger with the former Endologix in May 2002, Mr. Brown was our Chief Executive Officer and Chairman until January 2003, when he was elected Executive Chairman. Mr. Brown previously served as the Chairman and Chief Executive Officer of the former Endologix, Inc. since joining that company in 1998. From October 1994 until the sale of the company in September 1997, Mr. Brown served as Chairman, President and Chief Executive Officer at Imagyn Medical, Inc. From 1986 until the sale of the company in 1994, Mr. Brown served as President and Chief Executive Officer of Pharmacia Deltec, Inc., an ambulatory drug delivery company. Mr. Brown also serves on the boards of directors of Triage Medical, Inc. and ATI Medical, Inc., both private companies.

     Paul McCormick. Mr. McCormick is our President and Chief Executive Officer and has been a director since May 2002. Mr. McCormick has more than 24 years in the medical device industry. The majority of his career has been in emerging medical technologies. Mr. McCormick joined the former Endologix in January 1998 as Vice President of Sales and Marketing, and served as President and Chief Operating Officer from January 2001 until the merger in May 2002. He then served in the same position with us until January 2003 when he became President and Chief Executive Officer. Previously, he held various sales and marketing positions at Progressive Angioplasty Systems, Heart Technology, Trimedyne Inc., and United States Surgical Corporation.

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

     Jeffrey H. Thiel. Mr. Thiel has served as a Director since 2001. Mr. Thiel joined the Company in October 1996, and had previously served as Chief Executive Officer of the Company from January 1, 2001 until May 29, 2002. Since May 2002, Mr. Thiel has been engaged in various consulting activities, and since June 9, 2003 he has been President and Chief Executive Officer of Devax, Inc., a privately held medical device company. He served as President and Chief Operating Officer from September 1999 to December 2000. From February 1999 to September 1999, Mr. Thiel served as Executive Vice President and from October 1996 to February 1999 as Vice President, Operations. From May 1995 to October 1996, Mr. Thiel served as Director of Operations of BEI Medical Systems. Mr. Thiel also serves on the board of directors of Micrus Corporation, a private company.

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

Endologix, Inc.

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation

				Shares
		Annual Compensation		Underlying
		Salary	Bonus	Options

Franklin D. Brown (a)	2002	196,285	47,250	20,000 (h)
Chairman and Chief	2001	—	—	—
Executive Officer	2000	—	—	—
Paul McCormick (b)	2002	119,583	29,025	—
President	2001	—	—	—
	2000	—	—	—
Jeffrey H. Thiel (c)	2002	125,591	—	40,000
Chief Executive Officer and	2001	218,462	—	25,000
President	2000	178,286	58,500	75,000
Joseph A. Bishop (d)	2002	138,715	27,298	50,000
Vice President, Research	2001	125,000	—	15,000
and Operations	2000	106,665	26,800	30,000
Paul A. Molloy (e)	2002	187,615	12,353	50,000
Senior Vice President, Sales	2001	166,154	—	50,000
& Marketing	2000	—	—	—
David M. Richards (f)	2002	119,231	24,713	50,000
Chief Financial Officer and	2001	99,789	—	5,000
Secretary	2000	94,343	10,700	4,000
Karen Uyesugi (g)	2002	93,333	26,780	70,000
Vice President Clinical and	2001	—	—	—
Regulatory Affairs	2000	—	—	—

(a)	Mr. Brown currently serves as our Executive Chairman. He served as our Chief Executive Officer and Chairman following the merger with (former) Endologix on May 29, 2002 until January 1, 2003.

(b)	Mr. McCormick currently serves as our Chief Executive Officer and President. He served as our President and Chief Operating Officer following the merger on May 29, 2002 with (former) Endologix until January 1, 2003.

(c)	Mr. Thiel served as the President and Chief Executive Officer until the merger with the (former) Endologix on May 29, 2002. Mr. Thiel continues to serve on our Board.

(d)	Mr. Bishop was elected Vice President of Operations on August 21, 2000 and has served as Director of Manufacturing since May 25, 1998.

(e)	Mr. Molloy served as our Senior Vice President, Sales & Marketing from January 15, 2001 until November 22, 2002. Mr. Molloy’s severance pay is to be distributed over a period of twelve months from November 22, 2002.

(f)	Mr. Richards was appointed Chief Financial Officer and Secretary on February 19, 2002 and was acting Chief Financial Officer beginning November 11, 2001. From September 16, 1996 to October 31, 2001, Mr. Richards was Controller.

(g)	Ms. Uyesugi became our Vice President of Clinical and Regulatory Affairs following the Merger with (former) Endologix on May 29, 2002.

(h)	Options were granted before employment as our Chief Executive Officer based upon Board participation.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value
					of Options At Assumed
					Annual Rates of Stock
					Price Appreciation for
		Individual Grants			Option Term (4)

		% of Total
	Number of	Options
	Securities	Granted To
	Underlying	Employees	Exercise of
	Options	in Fiscal	Base Price	Expiration
Name	Granted (1)	Year (2)	($/Share) (3)	Date	5% ($) (4)	10% ($) (4)

Franklin D. Brown	20,000	--% (5)	$1.56	2/19/12	$19,621	$49,725
Paul McCormick	—	—	—	—	—	—
Jeffrey H. Thiel	25,000	7	1.55	2/7/12	24,370	61,758
	15,000	— (5)	0.84	10/15/12	7,924	20,081

Joseph A. Bishop	50,000	14	1.55	2/7/12	48,739	123,515
Paul A. Molloy	50,000	14	1.55	2/7/12	48,739	123,515
David M. Richards	50,000	14	1.07	7/17/12	33,646	85,265
Karen Uyesugi	70,000	20	0.85	8/6/12	37,419	94,828

(1)	The options listed in the table were granted under our 1996 Stock Options/Stock Issuance Plan. The options have a maximum term of ten years measured from the date of grant. Twenty-five percent (25%) of the options are exercisable upon the optionee’s completion of one year of service measured from the date of grant, and the balance are exercisable in a series of successive equal monthly installments upon the optionee’s completion of each additional month of service over the next 36 months thereafter.

(2)	Based upon options granted for an aggregate of 353,000 shares to employees in 2002, including the Named Executive Officers.

(3)	The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(4)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of Radiance’s securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(5)	Options granted for service on our Board of Directors.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares	Aggregate	Number of Securities		Value of Unexercised In-the-
	Acquired	Value	Underlying Unexercised		Money Options at
Name	on Exercise	Realized $ (1)	Options at FY-End		FY-End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Franklin D. Brown	—	$—	42,500	20,000	$—	$—
Paul McCormick	—	—	—	—	—	—
Jeffrey H. Thiel	—	—	217,687	95,313	—	150
Joseph A. Bishop	—	—	76,512	73,488	—	—
Paul A. Molloy	—	—	76,512	73,488	—	—
David M. Richards	—	—	49,340	56,833	—	—
Karen Uyesugi	—	—	—	70,000	—	—

(1)	Based on the fair market value on the date of exercise less the exercise price payable for such shares.

(2)	Based on the fair market value of our common stock at year-end, $0.85 per share, less the exercise price payable for such shares. All of the options for the officers listed had exercise prices in excess of $0.85, with the exception of 15,000 for Mr. Thiel.

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

     Some of our directors received additional compensation as a result of our merger with the (former) Endologix. In recognition of their service to the Company, the compensation committee awarded each of William G. Davis, Edward M. Leonard and Gerard von Hoffman, directors of the Company until May 2002, an option to acquire 25,000 shares of our common stock, which became fully vested on completion of the merger in May 2002. In addition, the compensation committee amended an existing option to acquire 6,000 shares of our common stock held by Mr. Davis to have an exercise period of five years from the date we signed the merger agreement. Pursuant to Mr. Thiel’s employment agreement with the Company, upon his termination as a result of the merger, Mr. Thiel is entitled to thirteen months’ severance pay and continued benefits for one year. Additionally, Mr. Thiel’s stock options that would have vested over the following year vested immediately upon his termination. In the course of negotiations of the merger, we agreed to forgive a loan of $100,000 and accrued interest of $37,000 owed by our former chief executive officer, as an incentive for Mr. Thiel to negotiate the best possible deal for our stockholders under the merger agreement between the Company and the former Endologix and to assist with post-closing transition and integration issues given that he would no longer have an ongoing executive management position with us. As a result of this arrangement, we expensed $137,000 to administrative expenses. See “Item 13 – Certain Relationships and Related Transactions: for a more complete description of the loan.

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

     We entered into an employment agreement with Mr. Thiel, our Chief Executive Officer, and effective February 1, 1999, as amended December 10, 1999, December 22, 2000, and February 7, 2002. The original agreement had a two-year term and it has automatically renewed for successive one-year terms thereafter. Mr. Thiel’s base salary for fiscal 2002 was $220,000 and he was eligible to receive an annual cash bonus and incentive-based stock options. The agreement included executive fringe benefits as is customary for our other executives. Mr. Thiel’s employment agreement terminated as a result of the merger with (former) Endologix in May 2002. Pursuant to his employment agreement, Mr. Thiel is entitled to thirteen month’ severance pay and continued benefits for one year. Additionally, we granted Mr. Thiel an incentive stock option to acquire 25,000 shares of our common stock at fair market value on the date of grant, and Mr. Thiel’s stock options that would have vested over the following year vested immediately upon his termination. In the course of negotiations of the merger, we agreed to forgive a loan of $100,000 and accrued interest of $37,000 owed by our former chief executive officer, as an incentive for Mr. Thiel to negotiate the best possible deal for our stockholders under the merger agreement between the Company and the former Endologix, and to assist with post-closing transition and integration issues given that he would no longer have an ongoing executive management position with us. As a result of this arrangement, we expensed $137,000 to administrative expenses.

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

     We entered into an employment agreement with Mr. Molloy, our former Senior Vice President, Sales and Marketing, effective January 15, 2001. The agreement had an automatically renewing one-year term and was subject to annual increases in base salary as may be determined by the Compensation Committee of our board of directors. Mr. Molloy’s base salary under the agreement was $180,000 and he was eligible to receive annual cash bonus of up to 30% of his base salary, as well as incentive-based stock options. The agreement included executive fringe benefits as was customary for our other executives. Following the termination of his employment with the Company on November 22, 2002, Mr. Molloy is entitled to receive one year of severance pay to be paid over one year and continued benefits. He also received a pro rata portion of the target bonus he was entitled to for 2002.

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

Endologix, Inc.
Nasdaq Medical Device Manufacturers Index
JPMorgan H&Q Healthcare w/o Biotechnology Index
Nasdaq Stock Market - U.S. Index
300
250
200
150
100
50
0
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Endologix, Inc.
Nasdaq Medical Device Manufacturers
JPMorgan H&Q Healthcare w/o Biotechnology
Nasdaq Stock Market - U.S.

2003 PROXY PERFORMANCE GRAPH DATA
ANNUAL DATA SERIES
SCALED PRICES: Stock and index prices scaled to 100 at 12/31/97

		JPMorgan H&Q		NASDAQ Medical
		Healthcare w/o	NASDAQ Stock	Device
DATES	Endologix, Inc.	Biotechnology	Market - U.S.	Manufacturers

Dec-97	100.00	100.00	100.00	100.00
Dec-98	55.64	121.51	140.99	111.33
Dec-99	89.82	106.16	261.48	134.83
Dec-00	90.91	166.07	157.42	139.10
Dec-01	29.45	163.82	124.89	152.93
Dec-02	15.45	#N/A	86.33	123.78

Note:	Assumes $100 invested on 12/31/97 in Endologix, the NASDAQ Stock Market, the NASDAQ Medical Device Manufacturers’ Index and the JP Morgan H&Q Healthcare – Excluding Biotech Index. Assumes reinvestment of dividends.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company regarding the ownership of Endologix’s common stock as of August 11, 2003 by: (i) each stockholder known to Endologix to be a beneficial owner of more than five percent (5%) of the Company’s common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all current directors and officers of Endologix as a group.

	Number of Shares	Percentage of
Name and Address	Beneficially Owned (1)	Outstanding Shares (2)

Federated Kaufmann Fund a portfolio of Federated Equity Funds	3,555,556	12.7%
140 East 45th Street, 43rd Floor New York, New York 10017
C.R. Bard (3)	1,428,571	5.1%
730 Central Avenue Murray Hill, N.J. 07974
Franklin D. Brown (4)	1,015,417	3.6%
Paul McCormick	468,304	1.7%
Jeffrey H. Thiel (5)	333,013	1.2%
Joseph Bishop (6)	115,686	*
Paul A. Molloy	—	—
David M. Richards (7)	81,034	*
Karen Uyesugi (8)	179,940	*
Maurice Buchbinder, M.D. (9)	946,578	3.4%

	Number of Shares	Percentage of
Name and Address	Beneficially Owned (1)	Outstanding Shares (2)

Edward B. Diethrich, M.D. (10)	1,252,375	4.5%
Michael R. Henson (11)	1,919,994	6.8%
13700 Alton Parkway, Suite 158 Irvine, CA 92618
Jeffrey F. O’Donnell (12)	307,728	1.1%
All directors and officers as a group (10 persons) (13)	6,620,069	22.7%

*	Represents beneficial ownership of less than 1%

(1)	The number of shares of common stock beneficially owned includes any shares issuable pursuant to stock options that may be exercised within 60 days after August 11, 2003. Shares issuable pursuant to such options are deemed outstanding for computing the ownership percentage of the person holding such options but are not deemed to be outstanding for computing the ownership percentage of any other person.

(2)	Applicable percentages are based on shares outstanding on August 11, 2003, plus the number of shares such stockholder can acquire within 60 days of August 11, 2003.

(3)	Pursuant to a Schedule 13 G/A filed with the Securities Exchange Commission on June 28, 2002, C. R. Bard reported that it had shared voting and sole dispositive power over 1,428,571 shares.

(4)	Includes 50,417 shares subject to options exercisable within 60 days after August 11, 2003.

(5)	Includes 269,042 shares subject to options exercisable within 60 days after August 11, 2003. Mr. Thiel shares voting and investment power with his spouse as co-trustee with respect to 36,471 shares that are held in a revocable trust.

(6)	Includes 109,271 shares subject to options exercisable within 60 days after August 11, 2003.

(7)	Includes 55,589 shares subject to options exercisable within 60 days after August 11, 2003.

(8)	Includes 20,417 shares subject to options exercisable within 60 days after August 11, 2003.

(9)	Includes 225,378 shares subject to options exercisable within 60 days after August 11, 2003, and 18,200 shares held in a family trust.

(10)	Dr. and Mrs. Edward B. Diethrich hold a total of 98% of the voting and dispositive power over the shares through a 98% ownership of the capital stock of EBDFam, Inc., the general partner in T&L Investments LP.

(11)	Includes 146,459 shares subject to options exercisable within 60 days after August 11, 2003, 488,295 shares held in a family trust, 51,000 shares held in Mr. Henson’s daughter’s custodial account, and 10,500 shares held in Mr. Henson’s spouse’s IRA account. Mr. Henson’s spouse is the beneficial owner of 25,000 shares of the Company’s common stock, to which Mr. Henson disclaims beneficial ownership.

(12)	Includes 302,917 shares subject to options exercisable within 60 days after August 11, 2003.

(13)	Includes 1,179,490 shares subject to options exercisable within 60 days after August 11, 2003.

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

	Amount Payable if PMA received	Amount Payable if PMA received
Director or Officer	on or before March 31, 2004	on or before June 30, 2004

Franklin D. Brown	$480,000	$240,000
Paul McCormick	217,500	108,750
Jeffrey H. Thiel	12,000	6,000
Karen Uyesugi	75,000	37,500
Edward B. Diethrich, M. D	625,000	312,500
Michael R. Henson	635,500	317,750
Jeffrey F. O’Donnell	30,000	15,000

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal controls

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

3.	Exhibits.

Reference is made to Item 15(c) of this Annual Report on Form 10-K/A.

(b)	REPORTS ON FORM 8-K.

None.

(c)	EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION

2.4(1)	Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical Systems, Inc.

2.5(2)	Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.

2.5.1**	Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.5.2**	Short-Term Note, Exhibit 1, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.5.3**	Long-Term Note, Exhibit 2, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

EXHIBIT
NUMBER	DESCRIPTION

2.6(3)	Agreement and Plan of Merger, dated as of February 8, 2002, by and among the Company, RMS Acquisition Corp and Endologix, Inc.

3.1(4)	Amended and Restated Certificate of Incorporation

3.2(5)	Amended and Restated Bylaws

4.1(6)	Specimen Certificate of Common Stock

10.1(7)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers

10.3(7)	The Registrant’s Employee Stock Purchase Plan and forms of agreement thereunder

10.15(7)	Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company

10.22(8)	Supplemental Stock Option Plan

10.24(9)*	License Agreement by and between the Company and Guidant dated June 19, 1998

10.25(10)	1996 Stock Option/Stock Issuance Plan (as Amended and Restated as of April 8, 1997, March 12, 1998 and November 3, 1998)

10.26(11)	1997 Stock Option Plan (As Amended as of June 15, 1998) assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999

10.36(12)	Form of Employment Agreement dated August 21, 2000 by and between the Company and Joseph A. Bishop

10.40*(13)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc.

10.40.1* (13)	Amendment to Supply Agreement dated January 17, 2002 by and between the Company and Impra, Inc.

10.41(14)	Form of Indemnification Agreement dated October 1, 2002 by and between the Company and its officers and directors.

10.42(15)	Form of Employment Agreement dated October 18, 2002 by and between the Company and its officers, excluding Joseph A. Bishop, and which are described in Exhibit 10.42.1.

10.42.1.1 (15)	Schedule of Parties to the Employment Agreement Attached as Exhibit 10.42.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1+	Power of Attorney

31.1	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

EXHIBIT
NUMBER	DESCRIPTION

31.2	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. ** Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

+	Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(1)	Previously filed as Exhibit 2.4 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

(2)	Previously filed as Exhibit 2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

(3)	Previously filed as Annex I to the Company’s Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 26, 2002.

(4)	Previously filed as Exhibit 3.5 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of January 22, 1999.

(5)	Previously filed as Exhibit 3.4 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998.

(6)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 1996.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

(9)	Previously filed as Exhibit 10.24 to the Company’s Report on Form 10-Q/A filed with the Securities and Exchange Commission as of September 30, 2003.

(10)	Previously filed as Annex III to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(11)	Previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(12)	Previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.

(13)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(14)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

Date: September 26, 2003	By:	/s/ Paul McCormick

Paul McCormick
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 26, 2003	By:	/s/ David M. Richards

David M. Richards
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Report of Independent Accountants

To The Board of Directors and Stockholders
Endologix, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 53 present fairly, in all material respects, the financial position of Endologix, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

ENDOLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

								Accumulated
	Common Stock		Additional			Treasury		Other
			Paid-In	Deferred	Accumulated			Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Income	Equity	Loss

Balance at December 31, 1999	11,896,000	$12	$69,483	$(524)	$(40,333)	686,000	$(3,675)	$148	$25,111
Exercise of common stock options	130,000	—	479	—	—	—	—	—	479
Employee stock purchase plan	66,000	—	228	—	—	—	—	—	228
Sale of common stock (net of costs of $1,217)	814,000	1	9,357	—	—	(686,000)	3,675	—	13,033
Convertible debenture exercise	143,000	—	1,375	—	—	—	—	—	1,375
Deferred compensation, net	—	—	(36)	36	—	—	—	—
Amortization of deferred compensation	—	—	—	280	—	—	—	—	280
Net loss	—	—	—	—	(5,463)	—	—	—	(5,463)	$(5,463)
Unrealized gain on investments, net	—	—	—	—	—	—	—	134	134	134
Unrealized exchange rate gain	—	—	—	—	—	—	—	63	63	63

Balance at December 31, 2000	13,049,000	13	80,886	(208)	(45,796)	—	—	345	35,240	$(5,266)

Exercise of common stock options	21,000	—	38	—	—	—	—	—	38
Employee stock purchase plan	52,000	—	216	—	—	—	—	—	216
Deferred compensation, net	—	—	(290)	290	—	—	—	—	—
Amortization of deferred compensation	—	—	—	(97)	—	—	—	—	(97)
Net loss	—	—	—	—	(15,641)	—	—	—	(15,641)	$(15,641)
Unrealized gain on investments, net	—	—	—	—	—	—	—	115	115	115
Unrealized exchange rate loss	—	—	—	—	—	—	—	(113)	(113)	(113)

Balance at December 31, 2001	13,122,000	13	80,850	(15)	(61,437)	—	—	347	19,758	$(15,639)

Exercise of common stock options	39,000	—	40	—	—	—	—	—	40
Employee stock purchase plan	12,000	—	16	—	—	—	—	—	16
Common stock issued in conjunction with a business combination	11,141,000	11	18,626	—	—	—	—	—	18,637
Common stock repurchased	—	—	—	—	—	(227,000)	(205)	—	(205)
Deferred compensation, net	—	—	(27)	27	—	—	—	—	—
Amortization of deferred compensation	—	—	—	(22)	—	—	—	—	(22)
Net loss	—	—	—	—	(6,567)	—	—	—	(6,567)	$(6,567)
Unrealized holding loss arising during the period, net	—	—	—	—	—	—	—	(141)	(141)	(141)
Reclassification adjustment for realized gains included in included in loss	—	—	—	—	—	—	—	(62)	(62)	(62)
Unrealized exchange rate gain	—	—	—	—	—	—	—	22	22	22

Balance at December 31, 2002	24,314,000	$24	$99,505	$(10)	$(68,004)	(227,000)	$(205)	$166	$31,476	$(6,748)

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	allowances for accounts receivable and inventory;

•	long-lived assets, including intangible assets;

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

•	indefinite lived assets; and

•	income taxes.

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

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations. The estimated useful lives for furniture and equipment range from three to seven years and the estimated useful life for leasehold improvements is seven years. Following the restructuring in September 2001 (Note 14), the estimated useful lives of production-related equipment were reduced to three months to reflect the estimated time necessary to manufacture products to complete existing Focus technology product orders and RDX systems for the remaining clinical trials.

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

     FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of nonfinancial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others.

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

     The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In the merger, the Company acquired, in addition to the net tangible assets of the business, intangible assets such as the PowerLink and PowerWeb (an earlier version of the PowerLink) technologies, both developed and in-process, the Endologix trade name and PowerLink and PowerWeb trademarks, and goodwill. The Company employed valuation techniques reflecting recent guidelines from the AICPA on approaches and procedures for identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IPR&D. To value IPR&D and developed technology, the Company estimated their future net cash flows and discounted them to their present value. To value trademarks and tradenames, the Company estimated the royalties that would have been paid for their use and discounted them to their net present value.

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

     * — Determined as the Nasdaq average closing price for the three business days before, the day of the merger announcement, and the three business days thereafter.

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

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

	December 31, 2001			December 31, 2002

		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gains	Value	Cost	Gains	Value

U.S. Treasury and other agencies debt securities	$7,069	$86	$7,155	$4,023	$38	$4,061
Corporate debt securities	9,658	170	9,828	3,028	15	3,043

	$16,727	$256	$16,983	$7,051	$53	7,104

7. Inventories

     Inventories consisted of the following:

	December 31,

	2001	2002

Raw materials	$—	$1,069
Work in process	—	174
Finished goods	73	800

	$73	$2,043

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

	Option Price Per			Number of	Options
	Share			Shares	Exercisable

Balance at December 31, 1999	$0.11	to	$12.00	2,025,847	724,705

Granted	$5.81	to	$13.19	349,600
Exercised	$0.11	to	$9.50	(130,410)
Forfeited	$3.00	to	$13.19	(113,809)

Balance at December 31, 2000	$0.11	to	$13.19	2,131,228	1,129,863

Granted	$1.55	to	$6.88	333,700
Exercised	$1.00	to	$3.50	(21,417)
Forfeited	$1.55	to	$13.19	(271,250)

Balance at December 31, 2001	$0.11	to	$13.19	2,172,261	1,525,275

Granted	$0.77	to	$1.73	603,000
Exercised	$0.11	to	$1.50	(39,020)
Forfeited	$1.00	to	$13.19	(790,359)

Balance at December 31, 2002	$0.11	to	$13.19	1,945,882	1,254,930

     The following table summarizes information regarding stock options outstanding at December 31, 2002:

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

Options Outstanding						Options Exercisable

				Weighted-Average			Weighted -
				Remaining	Weighted		Average
Range of Exercise			Options	Contractual Life	Average	Options	Exercise
Prices			Outstanding	(Years)	Exercise Price	Exercisable	Price

$0.11	—	0.99	269,209	5.8	$0.57	97,875	$0.12
1.00	—	2.50	557,000	7.1	1.44	207,000	1.56
2.69	—	3.63	303,173	6.1	3.46	296,954	3.47
4.31	—	6.19	620,400	6.2	4.89	526,958	4.92
6.38	—	8.75	176,100	7.3	6.79	114,476	6.87
12.00	—	13.19	20,000	7.6	13.19	11,667	13.19

0.11	—	13.19	1,945,882	6.8	$3.34	1,254,930	$3.90

     The weighted-average grant-date fair value of options granted during 2000, 2001 and 2002 where the exercise price on the date of grant was equal to the stock price on that date, was $7.75, $4.64, and $1.26, respectively.

     During the years ended December 31, 2000, 2001 and 2002, $(36), $(290), and $(27), respectively, of deferred compensation was recorded for the fair value of current year non-employee option grants, net of the change to the fair value of previously issued, non-employee, unvested stock options. Deferred compensation is being amortized over the vesting period of the related options, which is generally four years. During the years ended December 31, 2000, 2001 and 2002, $280, $(97) and $(22), respectively, was recorded as compensation expense net of any change in the estimated fair value of the unvested options. During the years ended December 31, 2000, 2001 and 2002, 44,600, 30,000, and 20,000 options, respectively, were granted to non-employees. As of December 31, 2000, 2001 and 2002, a total of 214,932, 244,932 and 182,600 non-employee stock options, respectively, were outstanding. No compensation expense was recorded in the financial statements for stock options issued to employees for 2000, 2001, and 2002 because the options were granted with an exercise price equal to the market price of the Company’s common stock on the date of grant.

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

     The valuation allowance increased by $2,247, and $5,889 in 2000, 2001, respectively, and decreased by $446 in 2002.

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

ENDOLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Amounts)

(b) FINANCIAL STATEMENT SCHEDULE

ENDOLOGIX, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(In Thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charges to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions(a)	Period

Year ended December 31, 2002
Allowance for doubtful accounts	$244	$(3)	$—	$(76)	$165
Reserve for excess and obsolete inventories	$985	$238	$—	$(65)	$1,158
Income tax valuation allowance	$19,993	$(446)	$—	$—	$19,547
Year ended December 31, 2001
Allowance for doubtful accounts	$113	$131	$—	$—	$244
Reserve for excess and obsolete inventories	$343	$817	$—	$(175)	$985
Income tax valuation allowance	$14,104	$5,889	$—	$—	$19,993
Year ended December 31, 2000
Allowance for doubtful accounts	$150	$11	$—	$(48)	$113
Reserve for excess and obsolete inventories	$622	$—	$—	$(279)	$343
Income tax valuation allowance	$11,857	$2,247	$—	$—	$14,104

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.4(1)	Agreement and Plan of Merger dated November 3, 1998 by and between CardioVascular Dynamics, Inc. and Radiance Medical Systems, Inc.

2.5(2)	Assets Sale and Purchase Agreement dated January 21, 1999 by and between the Company and Escalon Medical Corp.

2.5.1**	Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.5.2**	Short-Term Note, Exhibit 1, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.5.3**	Long-Term Note, Exhibit 2, to Amendment and Supplement to Assents Sale and Purchase Agreement and Release dated February 28, 2001 by and between the Company and Escalon Medical Corp.

2.6(3)	Agreement and Plan of Merger, dated as of February 8, 2002, by and among the Company, RMS Acquisition Corp and Endologix, Inc.

3.1(4)	Amended and Restated Certificate of Incorporation

3.2(5)	Amended and Restated Bylaws

4.1(6)	Specimen Certificate of Common Stock

10.1(7)	Form of Indemnification Agreement entered into between the Registrant and its directors and officers

10.3(7)	The Registrant’s Employee Stock Purchase Plan and forms of agreement thereunder

10.15(7)	Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company

10.22(8)	Supplemental Stock Option Plan

10.24*(9)	License Agreement by and between the Company and Guidant dated June 19, 1998

10.25(10)	1996 Stock Option/Stock Issuance Plan (as Amended and Restated as of April 8, 1997, March 12, 1998 and November 3, 1998)

10.26(11)	1997 Stock Option Plan (As Amended as of June 15, 1998) assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999

10.36(12)	Form of Employment Agreement dated August 21, 2000 by and between the Company and Joseph A. Bishop

10.40*(13)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc.

EXHIBIT
NUMBER	DESCRIPTION

10.40.1* (13)	Amendment to Supply Agreement dated January 17, 2002 by and between the Company and Impra, Inc.

10.41(14)	Form of Indemnification Agreement dated October 1, 2002 by and between the Company and its officers and directors.

10.42(15)	Form of Employment Agreement dated October 18, 2002 by and between the Company and its officers, excluding Joseph A. Bishop, and which are described in Exhibit 10.42.1.

10.42.2(15)	Schedule of Parties to the Employment Agreement Attached as Exhibit 10.42

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1+	Power of Attorney

31.1	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

31.2	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	Certification Pursuant to 18X U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**	Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

+	Previously filed as an exhibit to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(1)	Previously filed as Exhibit 2.4 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of November 12, 1998.

(2)	Previously filed as Exhibit 2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of February 5, 1999.

(3)	Previously filed as Annex I to the Company’s Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 26, 2002.

(4)	Previously filed as Exhibit 3.5 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of January 22, 1999.

(5)	Previously filed as Exhibit 3.4 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998.

(6)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 1996.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 1996.

(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1997.

(9)	Previously filed as Exhibit 10.24 to the Company’s Report on Form 10-Q/A filed with the Securities and Exchange Commission as of September 30, 2003.

(10)	Previously filed as Annex III to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 1998.

(11)	Previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 17, 1999.

(12)	Previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 11, 2000.

(13)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(14)	Previously filed as an exhibit to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.