Form 10-Q
period 2003-09-30
ENDOLOGIX INC /DE/
filed 2003-11-10
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

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

Yes  [  ]   No  [X]

On October 31, 2003, the Registrant had outstanding approximately 28,079,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. DISCLOSURE CONTROLS AND PROCEDURES
Part II. OTHER INFORMATION
Items 1. Not applicable
Item 2. Changes in Securities and Use of Proceeds
Items 3-5. Not applicable
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ENDOLOGIX, INC.

Form 10-Q

September 30, 2003

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,606	$6,068
Marketable securities available-for-sale	5,053	8,161
Accounts receivable, net	622	146
Other receivables	1,004	648
Inventories	2,043	2,590
Other current assets	431	583

Total current assets	11,759	18,196
Property and equipment, net	185	134
Marketable securities available-for-sale	2,051	106
Goodwill (Note 8)	3,602	3,602
Other intangibles, net of accumulated amortization of $819 and $1,873, respectively (Note 8)	15,939	14,885
Other assets	371	375

Total Assets	$33,907	$37,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,348	$1,993

Total current liabilities	2,348	1,993
Minority interest	83	—

Total liabilities	2,431	1,993

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized, 24,314 and 28,471 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	24	28
Additional paid-in capital	99,495	108,140
Accumulated deficit	(68,004)	(72,339)
Treasury stock, at cost, 227 and 495 shares at December 31, 2002 and September 30, 2003, respectively	(205)	(661)
Accumulated other comprehensive income	166	137

Total stockholders’ equity	31,476	35,305

Total Liabilities and Stockholders’ Equity	$33,907	$37,298

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Revenue:
Product	$387	$285	$527	$1,070
License	1,746	634	5,314	2,000

Total revenue	2,133	919	5,841	3,070
Cost of product revenue	170	133	322	498

Gross profit	1,963	786	5,519	2,572

Operating expenses:
Research, development and clinical	1,994	1,506	4,710	5,067
Marketing and sales	354	183	487	620
General and administrative	842	652	1,933	1,487
Charge for acquired in-process research and development	63	—	4,501	—
Minority interest	(6)	—	(21)	(16)

Total operating expenses	3,247	2,341	11,610	7,158

Loss from operations	(1,284)	(1,555)	(6,091)	(4,586)

Other income (expense):
Interest income	109	52	520	252
Gain (loss) on sale of assets	20	13	112	5
Other expense	(23)	(2)	(33)	(6)

Total other income	106	63	599	251

Net loss	($1,178)	($1,492)	($5,492)	($4,335)

Basic and diluted net loss per share	($0.05)	($0.05)	($0.30)	($0.17)

Shares used in computing basic and diluted net loss per share	24,303	27,281	18,223	25,093

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2002	2003

Cash flows from operating activities:
Net loss	($5,492)	($4,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	491	1,123
Amortization of deferred compensation	(12)	64
Charge for acquired in-process research and development	4,501	—
Bad debt expense (recovery)	102	(104)
Loss (gain) on sale of assets	(69)	17
Minority interest in losses of subsidiary	(21)	(16)
Stock-based compensation	—	77
Forgiveness of officer loan	137	—
Change in (net of effects of acquisition):
Trade accounts receivable	9	580
Inventories	(18)	(547)
Other receivables and other assets	872	204
Accounts payable and accrued expenses	(1,338)	(355)
Deferred revenue	(61)	—

Net cash used in operating activities	(899)	(3,292)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(8,620)	(6,251)
Sales of available-for-sale securities	16,245	5,049
Purchase of (former) Endologix, net of cash acquired of $2,097	(6,972)	—
Final distribution to subsidiary minority interest shareholder	—	(67)
Capital expenditures for property and equipment	(79)	(23)

Net cash provided by investing activities	574	1,292

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock, net of expenses	—	8,384
Proceeds from sale of common stock under employee stock purchase plan	16	95
Proceeds from exercise of common stock options	40	29
Purchases of treasury stock	(79)	(456)

Net cash provided by (used in) financing activities	(23)	8,052

Effect of exchange rate changes on cash and cash equivalents	17	(6)

Net increase (decrease) in cash and cash equivalents	(331)	3,462
Cash and cash equivalents, beginning of period	3,327	2,606

Cash and cash equivalents, end of period	$2,996	$6,068

Supplemental disclosure of non-cash operating activities:

In May 2002, the Company acquired all of the common stock of (former) Endologix (Note 8). The following is a summary of the transaction as of September 30, 2002:

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

The Company is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the development of the PowerLink SystemTM, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. Prior to the restructuring in September 2001 (Note 10) and the merger in May 2002 (Note 8), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors. The Company operates in a single business segment.

For the nine months ended September 30, 2003, the Company incurred a net loss of $4,335. As of September 30, 2003, the Company had an accumulated deficit of approximately $72,339. The Company believes that current cash and cash equivalents, marketable securities and cash generated by operations will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least March 31, 2005. Unanticipated reductions in royalty revenue, failure of the market to accept the products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the Company’s ability to achieve the expected cash position through March 31, 2005.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited nine-month period ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

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

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.7% and 2.4%; a dividend yield of 0% and 0%; volatility of the expected market price of the Company’s common stock of 80.0% and 80.0%; and a weighted-average expected life of the options of 5.0 years and 5.0 years for the third quarter and first nine months of 2002 and 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended September 30, 2002 and 2003 follows:

	2002	2003

Net loss, as reported	$(1,178)	$(1,492)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(40)

Pro forma net loss	$(1,268)	$(1,455)

Earnings per share:
Basic and diluted-as reported	$(0.05)	$(0.05)
Basic and diluted-pro forma	$(0.05)	$(0.05)

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

The Company’s pro forma information for the nine month periods ended September 30, 2002 and 2003 follows:

	2002	2003

Net loss, as reported	$(5,492)	$(4,335)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(270)	(162)

Pro forma net loss	$(5,762)	$(4,420)

Earnings per share:
Basic and diluted-as reported	$(0.30)	$(0.17)
Basic and diluted-pro forma	$(0.32)	$(0.18)

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and EITF 96-18. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). The Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value until the options vest.

During the third quarter of 2003, the Company modified 218 options held by a director of the Company who resigned. As a result, the Company recorded $77 in compensation expense which represented the difference in the stock options’ exercise price and the common stock fair market value on the date of modification. This amount has been included in general and administrative expense.

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the third quarter of 2002 and 2003, the number of shares used to compute diluted net loss per share would have been increased by approximately 87 shares and 489 shares. In addition, options to purchase 1,680 shares and 1,005 shares, respectively, with an exercise price above the average market price for the third quarter of 2002 and 2003, respectively, were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

If anti-dilutive stock options were included for the first nine months of 2002 and 2003, the number of shares used to compute diluted net loss per share would have been increased by approximately 103 shares and 383 shares, respectively. In addition, options to purchase 1,479 shares and 1,081 shares

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

with an exercise price above the average market price for the first nine months of 2002 and 2003, respectively, were excluded from the computation of diluted loss per share because the effect would have been antidilutive.

4. Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	December 31, 2002	September 30, 2003

Raw materials	$1,069	$1,372
Work-in-process	174	496
Finished goods	800	722

	$2,043	$2,590

5. Note Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As part of this amended agreement, the Company received a prime (4.00% at September 30, 2003) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003. Additional royalties above the minimums will be paid under the amended agreement only if related product sales exceed $3,000 annually. The Company recognizes interest income and license revenue under the $718 note receivable when the payment is received, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet.

The Company recognized interest income of $9 and $5 in the third quarter of 2002 and 2003, respectively, under this arrangement. The Company recognized $65 and $65 in revenue in the third quarter of 2002 and 2003, respectively, under this arrangement.

The Company recognized interest income of $25 and $18 in the first nine months of 2002 and 2003, respectively, under this arrangement. The Company recognized $130 and $196 in revenue in the first nine months of 2002 and 2003, respectively, under this arrangement.

6. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the third quarter of 2002 and 2003, the Company recorded $1,660 and $569, respectively, in license revenue due on product sales by Guidant. During the first nine months of 2002 and 2003, the Company recorded $5,123 and $1,804, respectively, in license revenue due on product sales by Guidant. At December 31, 2002 and September 30, 2003, $887 and

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

$515, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheets.

7. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Net loss	$(1,178)	$(1,492)	$(5,492)	$(4,335)
Unrealized holding loss arising during the period, net	(27)	(10)	(257)	(39)
Reclassification adjustment for realized gains (losses) included in net loss	14	—	62	—
Unrealized exchange rate gain (loss)	(1)	5	8	10

Comprehensive loss	$(1,192)	$(1,497)	$(5,679)	$(4,364)

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
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

common stock, for an aggregate of 11,141 shares. The results of former Endologix have been included in the consolidated financial statements since May 2002.

In addition, the Company agreed to pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. The Company may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of September 30, 2003, PMA approval has not yet been obtained and such contingent consideration has not been recorded in the consolidated financial statements. Any contingent payment made will be capitalized as an addition to the purchase price.

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
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

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

The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $355 and $351 during the third quarter of 2002 and 2003, respectively. The Company recognized amortization expense on intangible assets of $468 and $1,054 during the first nine months of 2002 and 2003, respectively. The amortization expense on intangible assets for the next five years will be $1,405 per year.

Other intangibles consisted of the following:

	December 31, 2002	September 30, 2003

Developed technology	$14,050	$14,050
Accumulated amortization	(819)	(1,873)

	13,231	12,177
Trademarks and tradenames	2,708	2,708

Intangible assets, net	$15,939	$14,885

Through September 30, 2003, actual results did not materially differ from the estimates and assumptions used in the valuation.

The following pro forma data summarizes the results of operations for the period indicated as if the Endologix merger had been completed as of the beginning of the period presented. The pro forma

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identified intangible assets.

Nine Months Ended
September 30, 2002

Proforma:
Revenue	$7,130
Net loss	$(4,260)
Net loss per share-basic and diluted	$(0.18)
Weighted-average shares outstanding	24,303

The above pro forma calculation does not include the charge of $4,501 for acquired IPR&D.

9.     Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled by Impra. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. During 2003, the Company is required under the supplier agreement to purchase a minimum number of units, which depending on the units purchased, could range in cost from approximately $816 to $1,100. For the nine months ended September 30, 2003, the Company has purchased $460 under the supplier agreement. If the Company receives FDA approval to commercially distribute devices using the component, the price that the Company will pay Impra for the component will materially increase. The Company believes that U.S. commercialization could occur during 2004.

The Company is economically dependent on this vendor as it is the sole source for the key component.

Legal Matters

On September 15, 1999, EndoSonics Corporation, which was a wholly-owned subsidiary of Jomed N.V. until July 2003, filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company was entitled to

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

recover approximately $468 of its legal fees and costs it had previously expensed, plus interest. In May 2001, Jomed-EndoSonics appealed the judgment, and in January 2003 the appeals court upheld the judgment in the favor of the Company. In February 2003, the Company agreed to accept payment of the judgment for legal fees and costs of $468, which was recorded as a reduction to general and administrative expenses, and interest due of $94, all of which was collected by March 31, 2003.

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
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

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

The following is a summary of the restructuring-related liability payments during the nine months ended September 30, 2003:

	Liability			Liability
	Balance			Balance
	December 31,	Cash		September
	2002	Payments	Adjustments	30, 2003

Non-cancelable commitments	$248	$(223)	$—	$25

During the remainder of 2003, the Company will pay all of the remaining accrued liabilities recorded under the restructuring that are outstanding as of September 30, 2003.

11.     Treasury Stock

In July 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. During the nine months ended September 30, 2003, the Company utilized $456 to repurchase 268 shares of its common stock at a weighted average share price of $1.71 per share.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

12.     Sale of Stock

On July 21, 2003, the Company announced the completion of its private placement of 4,000 shares of its common stock at a purchase price of $2.25 per share. The Company received aggregate gross proceeds of $9,000 for the newly issued shares of common stock. The proceeds of the private placement, net of issuance costs, amounted to $8,384.

13.     Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after February 1, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first reporting period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN 46 thus far have not had a material effect on the Company’s financial statements and the adoption of the remaining provision of FIN 46 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable instruments of non-public entities, SFAS 150 is effective for fiscal periods beginning after December 15, 2003 The provisions of SFAS 150 thus far have not had a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Prospectus filed October 8, 2003 including, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

We are currently selling the PowerLink System in Europe. We received Ministry of Health (“MOH”) approval to market the PowerLink System in France, which requires regulatory approval separate from the rest of Europe, in the first quarter of 2003. We completed Japanese clinical trials for our AAA technology in November 2001 and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the first half of 2004 and will file for reimbursement for the device, thereafter.

We completed enrollment in the first quarter of 2003 for the infrarenal arm of our two arm Phase II U.S. clinical trial and are in the patient enrollment phase for the suprarenal study arm of the PowerLink System. The trial supports a pre-market approval, or PMA, application with the FDA in order to market the PowerLink System in the United States. The difference between the infrarenal and suprarenal devices is that the wire stent in the suprarenal device is extended above the graft material in the aorta to allow the physician to anchor the top of the device above the renal arteries without obstructing them.

We believe that as of February 2003, we had enrolled a sufficient number of patients in the infrarenal device arm of the study and anticipate filing the final portion of our premarket approval application for the infrarenal device with the FDA in the fourth quarter of 2003. Thus far, we have enrolled a total of 57 patients of the targeted 193 total patient enrollment in the suprarenal arm of the study and anticipate continuing enrollment following the meeting of our data safety monitoring board in November 2003. We anticipate that the enrollment for the suprarenal device should be completed in 2004. We will not be able to market the PowerLink system in the United States until our premarket approval application is approved by the FDA.

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

As a result, in order to conserve cash and to position ourselves to take advantage of strategic alternatives, we restructured the Company and later decided not to file for PMA for the radiation catheter system but to still complete the clinical studies. We submitted the final reports for the coronary and saphenous vein graft feasibility trials to the FDA in the first quarter of 2003 and expect to submit the final reports for the remaining studies, the pivotal coronary and peripheral trials, in the fourth quarter of 2003.

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

In addition, we agreed to pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration, if payable, in cash or common stock at our sole discretion. As of September 30, 2003, PMA approval has not yet been obtained and such contingent consideration has not been recorded in the consolidated financial statements.

In the course of negotiations of the merger, we agreed to forgive a loan of $100,000 and accrued interest of $37,000 owed by our former chief executive officer, as an incentive for him to negotiate the best possible deal for our stockholders under the merger agreement between the Company and the former Endologix, and to assist with post-closing transition and integration issues given that he would no longer have an ongoing executive management position with us. As a result of this arrangement, we expensed $137,000 to administrative expenses.

     We accounted for the acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In the merger, we acquired, in addition to the net tangible assets of the business, intangible assets such as the PowerLink and PowerWeb (an earlier version of the PowerLink) technologies, both developed and in-process, the Endologix trade name and PowerLink and PowerWeb trademarks, and goodwill. We employed valuation techniques reflecting recent guidelines from the AICPA on approaches and procedures for identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IPR&D. To value IPR&D and developed technology, we estimated their future net cash flows and discounted them to their present value. To value trademarks and tradenames, we estimated the royalties that would have been paid for their use and discounted them to their net present value.

To determine the proper allocation of purchase price to technology assets, we first determined whether technological feasibility had been reached for a particular technology based upon whether it had been approved for sale by the appropriate regulatory body, or, in the absence of regulatory approval, whether there existed any material costs yet to be incurred, material changes to the technology to be completed or material risks of approval for sale. Then, we considered whether the technology had any alternative future uses.

If technological feasibility of projects had not been reached and the technology had no alternative future uses, we considered the technology to be IPR&D. The IPR&D is comprised of technological development efforts aimed at the discovery of new, technologically advanced knowledge, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included, but were not limited to, research and development efforts towards U.S. commercialization and expansion of the PowerLink product line to include a larger size of the device.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

We then estimated that it would spend $6,700 to complete the regulatory process for U.S. commercialization of the PowerLink System by mid-2004. We also estimated that we would spend $6,600 to complete the research and development and regulatory approval process for a larger size PowerLink System for commercialization in Europe by late 2002, and in the U.S. by mid-2007.

We then determined the weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the PowerLink System and 33% for the development and commercialization of the larger size of the PowerLink System as of merger date. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows were 40%, based upon the level of risk associated with a particular technology and the current return on investment requirements of the market.

The amount of merger consideration allocated to IPR&D was then determined by estimating the stage of completion of each IPR&D project at the date of the merger, estimating the cash flows for the future research and development, clinical trials and release of products employing these technologies, all as described above, and discounting the net cash flows to their present values. As a result of the foregoing determinations, we expensed the portion of the purchase price allocated to IPR&D of $4,501 during the year ended December 31, 2002.

We also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. We determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by us, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. Through September 30, 2003, actual results did not materially differ from the estimates and assumptions used in the valuation. However, failure to achieve projected results will adversely affect our future operating results and financial condition and may result in a write-down or write-off of intangible assets acquired in the merger. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further description of the accounting for the merger.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and 2002

     Product Revenue. Product revenue decreased 26% to $285,000 in the three months ended September 30, 2003 from $387,000 in the three months ended September 30, 2002. Product revenue decreased due to lower U.S. clinical sales by $226,000, as the enrollment for the infrarenal arm of the clinical study was completed earlier in 2003 and enrollment in the suprarenal arm of the PowerLink clinical study has been delayed until the meeting of our data safety monitoring board in November 2003. This reduction was partially offset by higher sales in Europe and South America.

     During the first quarter of 2003, we settled our dispute and restarted sales to our main European distributor. We are currently seeking new European distributors and have a small sales

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

force in Europe. Because of limited reimbursement in Europe for AAA products, we are primarily spending our resources to complete the U.S. clinical trials, rather than for European sales and marketing. We anticipate that product revenue for the remaining three months of the year will be comparable with that for the prior year, unless a new, major European distributor is secured.

     License Revenue. License revenue decreased 64% to $634,000 in the three months ended September 30, 2003 from $1.7 million in the three months ended September 30, 2002. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents, a competing technology, in the U.S. We also believe that license revenue will continue to decrease during 2003 compared with the comparable periods of 2002 due to increasing acceptance of drug-coated stents. During the third quarter of 2003, we recorded $569,000 in license revenue from Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

     Cost of Product Revenue. The cost of product revenue decreased 22% to $133,000, or 47% of product revenue, in the three months ended September 30, 2003 from $170,000, or 44% of product revenue, in the three months ended September 30, 2002. Cost of product revenue decreased due to lower PowerLink sales. As a percentage of revenue, cost of product revenue increased to 47% of product revenue in the third quarter of 2003 from 44% in the same period of 2002 due primarily to fixed cost components of cost of sales.

     Research and Development. Research and development expenses, which include clinical expenses, decreased 24% to $1.5 million in the three months ended September 30, 2003 from $2.0 million in the three months ended September 30, 2002. A decrease of $619,000 in expenditures for the development of the RDX System for 2003 was somewhat offset by an increase in expenditures for the development of the PowerLink System.

     We are continuing to conduct new product research and development for our PowerLink System product line, and anticipate continuing enrollment in the suprarenal arm of our pivotal U.S. clinical trials in the fourth quarter of 2003. As a result, we anticipate that total research and development expenses for the last three months of 2003 will be somewhat higher than the expenses for the same period of 2002.

     Marketing and Sales. Marketing and sales expenses decreased 48% to $183,000 in the three months ended September 30, 2003 from $354,000 in the three months ended September 30, 2002. The decrease in costs for 2003 marketing and sales expenses resulted because of a reduction in domestic sales and marketing staffing. We anticipate that marketing and sales expenses over the remaining three month period of 2003 will be lower than those for the same period of 2002 as we plan to devote most of our resources to the continuation of our U.S. clinical studies.

     General and Administrative. General and administrative expenses totaled $652,000 in the three months ended September 30, 2003, compared to $842,000 in the three months ended September 30, 2002. The decrease in the expense for the third quarter of 2003 resulted primarily from the recovery of bad debt of $103,000, and a reduction in legal expenses of $68,000. We anticipate that general and administrative expenses over the remaining three month period of 2003 will be higher than those for the same period of 2002.

     Other Income (Expense). Other income decreased 41% to $63,000 in the three months ended September 30, 2003, compared to $106,000 in the same period of 2002. The decrease in other

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

income for the second quarter of 2003 compared with the same period of 2002 was primarily due to a decrease in interest income of $57,000 resulting from a 28% lower average cash balance and a lower average interest rate on investments.

Comparison of the Nine Months Ended September 30, 2003 and 2002

     Product Revenue. Product revenue increased 103% to $1.1 million in the nine months ended September 30, 2003 from $527,000 in the nine months ended September 30, 2002. Product revenue increased because it includes nine months of PowerLink product sales in 2003 and four months of PowerLink product sales in 2002.

     License Revenue. License revenue decreased 62% to $2.0 million in the nine months ended September 30, 2003 from $5.3 million in the nine months ended September 30, 2002. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents, a competing technology, in the U.S.

     Cost of Product Revenue. The cost of product revenue increased 55% to $498,000, or 47% of product revenue, in the nine months ended September 30, 2003 from $322,000, or 61% of product revenue, in the nine months ended September 30, 2002. Cost of product revenue increased primarily because there were nine months of PowerLink sales during the first nine months of 2003 and four months of PowerLink sales in the same period of 2002. The cost of product revenue for the nine months ended September 30, 2002 included a $64,000 write-off of obsolete inventory.

     Research and Development. Research and development expenses, which include clinical expenses, increased 8% to $5.1 million in the nine months ended September 30, 2003 from $4.7 million in the nine months ended September 30, 2002. The increase resulted primarily from an increase in PowerLink research and development expenses of $2.8 million, partially offset by lower research and development expenses of $2.4 million for our radiation catheter technology as we are nearing the completion of the related clinical studies.

     Marketing and Sales. Marketing and sales expenses increased 27% to $620,000 in the nine months ended September 30, 2003 from $487,000 in the nine months ended September 30, 2002. The increase resulted primarily because we incurred nine months of expenses in 2003 for marketing and sales of PowerLink products, whereas we only incurred four month of expenses in the first nine months of 2002. The increase in the first nine months of 2003 was partially offset by a decrease in expenses from a reduction in domestic sales and marketing staffing.

     General and Administrative. General and administrative expenses decreased 23% to $1.5 million in the nine months ended September 30, 2003 from $1.9 million in the nine months ended September 30, 2002. The decrease in expenses for the first nine months of 2003, compared with the same period of 2002, was due primarily to a reimbursement of $468,000 for legal and other expenses as part of a legal settlement in the first quarter of 2003 with Jomed-Endsonics, which is described in Note 9 to the unaudited Condensed Consolidated Financial Statements and a reduction in bad debt expense of $206,000. The decrease in expenses for the first nine months of 2003 was partially offset by an increase in consulting costs ($96,000), including strategic advisor fees, and an increase in payroll costs ($81,000) due to the increase in staffing following the May 2002 merger with the former Endologix.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Other Income (Expense). Other income decreased 58% to $251,000 in the nine months ended September 30, 2003, compared to $599,000 in the same period of 2002. The decrease in other income for the third quarter of 2003 compared with the same period of 2002 was primarily due to a decrease in interest income of $268,000 resulting from a 26% lower average cash balance and a lower average interest rate on investments, partially offset by interest income of $94,000 from the legal settlement with Jomed-Endosonics. See Note 9 to the unaudited condensed consolidated financial statements for a description of the legal settlement.

Liquidity and Capital Resources

     At September 30, 2003, we had cash, cash equivalents and marketable securities available for sale of $14.3 million. We expect to continue to incur substantial costs and cash outlays in 2003 to support PowerLink research and development.

     In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $1.5 million under certain parameters. As of September 30, 2003, we have repurchased an aggregate of 495,000 shares for $661,000.

     In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, we have agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. In 2003, because the mix of product we will purchase is currently uncertain, we anticipate buying a total of between approximately $816,000 and $1.1 million in materials. For the nine months ended September 30, 2003, we have purchased $460,000 under the supplier agreement. If we receive FDA approval to commercially distribute devices using the component, the price that we will pay Impra for the component will materially increase. We believe that U.S. commercialization could occur during 2004. We are economically dependent on this vendor as it is the sole source for the key component.

     For the nine months ended September 30, 2003, we incurred a net loss of $4.3 million. As of September 30, 2003, we had an accumulated deficit of approximately $72.3 million. We believe that current cash and cash equivalents, marketable securities and cash generated by operations will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least March 31, 2005. Unanticipated reductions in royalty revenue, failure of the market to accept our products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on our ability to achieve our intended business objectives.

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

     In July 2003, we closed a private placement of 4.0 million shares of our common stock at $2.25 per share. We received aggregate gross proceeds of $9.0 million for the newly issued shares of common stock. The proceeds of the private placement, net of issuance costs, amounted to $8.4 million.

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

     Accounts Receivable. Trade accounts receivable, net, decreased 77% to $146,000 at September 30, 2003 from $622,000 at December 31, 2002. The decrease is due primarily to the settlement of a legal action with our European distributor and their payment of cash of $320,000, returns allowed of $47,000 and a credit for expenses incurred of $17,000, reducing their outstanding receivables that had been outstanding at December 31, 2002.

     Other Receivables. Other receivables decreased 35% to $648,000 at September 30, 2003 from $1.0 million at December 31, 2002 due primarily to a $259,000 decrease of the royalty receivable from Guidant. See Comparisons of Quarters Ended September 30, 2002 and 2003 in subsections License Revenue, regarding Guidant royalty revenues, above.

     Inventories. Inventories increased 27% to $2.6 million at September 30, 2003 from $2.0 million at December 31, 2002 due primarily to purchases under our supply agreement with Impra. See Note 9 to the condensed consolidated financial statements for a description of the supply agreement.

     During the first nine months of 2003, we disposed of $117,000 in obsolete inventory. We anticipate additional dispositions of inventory as the inventory age exceeds its sterility dates or as inventory becomes obsolete due to design changes. However, we do not anticipate that dispositions in the next twelve months will be materially different in total to the amount disposed of in the first nine months of 2003.

     Deferred Income Taxes. Because of our continuing operating losses and the uncertainty of realization of our net, deferred income tax asset, we recorded an offsetting valuation allowance equal to the net, deferred income tax asset.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased 15% to $2.0 million at September 30, 2003 from $2.3 million at December 31, 2002. The decrease is primarily attributable to a decrease in accrued payroll, primarily consisting of severance pay for former officers, by $298,000, non-cancelable lease commitments payable, accrued as part of the 2001

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

restructuring charges by $223,000 and, clinical study-related payables by $55,000, partially offset by an increase in trade accounts payable by $188,000.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our financial instruments include cash and short-term investment grade debt securities. At September 30, 2003 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at September 30, 2003.

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

Part II.
OTHER INFORMATION

Items 1. Not applicable

Item 2. Changes in Securities and Use of Proceeds

     On July 18, 2003, the Company issued 4,000,000 shares of Common Stock to certain investors in a private placement. The Company received aggregate proceeds of $9,000,000 for the newly issued shares of common stock. The proceeds of the private placement, net of commissions and other expenses, amounted to $8,384,000. Exemption from the registration requirement of the Securities Act of 1933 (the “Act”) for the private placement is claimed under Section 4(2) of the Act, among others, on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. As of September 30, 2003, none of the proceeds from the sale of the shares had been spent, other than to cover the issuance costs.

     Subsequent to the end of the period covered by this report, on October 28, 2003, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock under the Certificate of Incorporation from 30 million to 50 million. As a result of the amendment, the Company will have increased flexibility to issue shares of common stock, or securities convertible into shares of common stock. Such issuances may be effected for a number of reasons, including capital raising, strategic purposes including acquisitions and employee incentive programs. The increase in the authorized number of shares of common stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of the Company without further action from the Company’s stockholders.

Items 3-5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit 3.1	Restated Certificate of Incorporation, as amended through October 28, 2003.

Exhibit 10.1	Endologix, Inc. Employee Stock Purchase Plan, as amended and restated October 28, 2003.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K as of July 21, 2003 announcing the completion of a private placement of Common Stock.

The Company filed a Report on Form 8-K as of August 7, 2003 announcing the financial results for the 2nd Quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: November 7, 2003	/s/ Paul McCormick
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2003	/s/ David M. Richards

Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 3.1	Restated Certificate of Incorporation, as amended through October 28, 2003.

Exhibit 10.1	Endologix, Inc. Employee Stock Purchase Plan, as amended and restated October 28, 2003.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.