Form 10-Q
period 2004-03-31
ENDOLOGIX INC /DE/
filed 2004-05-10
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________

Commission file number 0-28440

ENDOLOGIX, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0328265 (I.R.S. Employer Identification Number)

13900 Alton Parkway, Suite 122, Irvine, California 92618
(Address of principal executive offices)

(949) 595-7200
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

On May 3, 2004, the Registrant had outstanding approximately 31,709,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

ENDOLOGIX, INC.

Form 10-Q

March 31, 2004

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,402	$12,390
Marketable securities available-for-sale	8,166	14,949
Accounts receivable, net	239	263
Other receivables	656	507
Inventories	2,780	2,854
Other current assets	245	463

Total current assets	16,488	31,426
Property and equipment, net	141	132
Marketable securities available-for-sale	211	1,552
Goodwill (Note 8)	3,602	3,602
Other intangibles, net of accumulated amortization of $2,224 and $2,576, respectively (Note 8)	14,534	14,182
Other assets	367	28

Total Assets	$35,343	$50,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,468	$2,112

Total current liabilities	1,468	2,112
Accrued compensation	—	49

Total liabilities	1,468	2,161
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized, 28,576 and 32,172 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	28	32
Additional paid-in capital	108,279	125,125
Accumulated deficit	(73,919)	(75,892)
Treasury stock, at cost, 495 shares at December 31, 2003 and March 31, 2004	(661)	(661)
Accumulated other comprehensive income	148	157

Total stockholders’ equity	33,875	48,761

Total Liabilities and Stockholders’ Equity	$35,343	$50,922

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenue:
Product	$490	$343
License	672	477

Total revenue	1,162	820
Cost of product revenue	257	243

Gross profit	905	577

Operating expenses:
Research, development and clinical	1,846	1,444
Marketing and sales	283	391
General and administrative	138	779
Minority interest	(17)	—

Total operating expenses	2,250	2,614

Loss from operations	(1,345)	(2,037)

Other income (expense):
Interest income	154	54
Gain on sale of assets	3	3
Other income (expense)	(2)	7

Total other income	155	64

Net loss	($1,190)	($1,973)

Basic and diluted net loss per share	($0.05)	($0.07)

Shares used in computing basic and diluted net loss per share	24,047	29,273

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2003	2004
Cash flows from operating activities:
Net loss	($1,190)	($1,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376	370
Amortization of deferred compensation	12	131
Bad debt expense (recovery)	(33)	(6)
Loss on sale of assets	1	—
Minority interest in losses of subsidiary	(17)	—
Change in:
Trade accounts receivable	250	(18)
Inventories	94	(74)
Other receivables and other assets	333	270
Accounts payable and accrued expenses	(682)	644

Net cash used in operating activities	(856)	(656)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	—	(13,426)
Sales of available-for-sale securities	330	5,297
Cash paid for property and equipment	(6)	(9)

Net cash provided by (used in) investing activities	324	(8,138)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock, net of expenses	—	15,389
Proceeds from sale of common stock under employee stock purchase plan	35	56
Proceeds from exercise of common stock options	—	1,322
Purchases of treasury stock	(248)	—

Net cash provided by (used in) financing activities	(213)	16,767

Effect of exchange rate changes on cash and cash equivalents	(2)	15

Net (decrease) increase in cash and cash equivalents	(747)	7,988
Cash and cash equivalents, beginning of period	2,606	4,402

Cash and cash equivalents, end of period	$1,859	$12,390

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

The Company is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the development of the PowerLink SystemTM, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. Prior to the restructuring in September 2001 and the merger in May 2002 (Note 8), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors. The Company operates in a single business segment.

For the three months ended March 31, 2004, the Company incurred a net loss of $1,973. As of March 31, 2004, the Company had an accumulated deficit of approximately $75,892. The Company believes that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least September 30, 2005. Failure of the market to accept the products, failure to reduce certain discretionary expenditures, if necessary, or unanticipated reductions in royalty revenue could have a material adverse effect on the Company’s ability to achieve the expected cash position through September 30, 2005.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited three-month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.4% and 2.3%; a dividend yield of 0% and 0%; volatility of the expected market price of the Company’s common stock of 80.0% and 79.0%; and a weighted-average expected life of the options of 5.0 years and 5.0 years for the first quarter of 2003 and 2004, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended March 31, 2003 and 2004 follows:

	2003	2004
Net loss, as reported	$(1,190)	$(1,973)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78)	(123)

Pro forma net loss	$(1,268)	$(2,096)

Earnings per share:
Basic and diluted-as reported	$(0.05)	$(0.07)
Basic and diluted-pro forma	$(0.05)	$(0.07)

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). The Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value until the options vest.

During the quarter ended March 31, 2004, the Company granted Performance Units under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the average closing market price of the Company’s common stock for the twenty trading days prior to the grant date. The Performance Units vest over three years; one-third vests at the end of the first year, and the remainder vest ratably on a quarterly basis. The difference between the closing market price of the Company’s common stock and the grant price of the vested Performance Unit will be payable in cash at the first to occur of (a) a Change of Control, (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.

During the first quarter of 2004, the Company granted a total of 90,000 Performance Units at a weighted average grant price of $1.98. The total estimated compensation expense as of March 31, 2004 was $321, which was calculated based on the difference between the grant price and the Company’s common stock fair market value on March 31, 2004. The Company recorded $49 in compensation expense in accordance with FIN 28, which has been included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the first quarter of 2003 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 183 shares and 696 shares, respectively. In addition, options to purchase 1,521 shares and 134 shares, respectively, with an exercise price above the average market price for the first quarter of 2003 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

4. Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	December 31, 2003	March 31, 2004
Raw materials	$1,647	$1,706
Work-in-process	496	515
Finished goods.	637	633

	$2,780	$2,854

5. Note Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As part of this amended agreement, the Company received a prime (4.00% at March 31, 2004) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003. Additional royalties above the minimums will be paid under the amended agreement only if related product sales exceed $3,000 annually. The Company recognizes interest income and license revenue under the $718 note receivable when the payment is received, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet.

The Company recognized interest income of $7 and $3 in the first quarter of 2003 and 2004, respectively, under this arrangement. The Company recognized $65 and $65 in revenue in the first quarter of 2003 and 2004, respectively, under this arrangement. The remaining amount due under the Note was $195, exclusive of interest, at March 31, 2004.

6. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the first quarter of 2003 and 2004, the Company recorded $607 and $412 respectively, in license revenue due on product sales by Guidant. At December 31, 2003 and March 31, 2004, $530 and $412, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheets.

7. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months
	Ended March 31,
	2003	2004
Net loss	$(1,190)	$(1,973)
Unrealized holding loss arising during the period, net	(19)	(5)
Reclassification adjustment for realized gains (losses) included in net loss	4	—
Unrealized exchange rate gain (loss)	(3)	14

Comprehensive loss	$(1,208)	$(1,964)

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

In addition, the Company agreed to pay contingent consideration in the amount of $5,579 in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2,790 if PMA approval is received by June 30, 2004. The Company may choose to pay the contingent consideration, if payable, in cash or common stock at its sole discretion. As of March 31, 2004, PMA approval has not yet been obtained and such contingent consideration has not been recorded in the consolidated financial statements. Any contingent payment made will be capitalized as an addition to the purchase price.

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

The Company then determined the weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the PowerLink System and 33% for the development and commercialization of the larger size of the PowerLink System as of the merger date. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows were 40%, based upon the level of risk associated with a particular technology and the current return on investment requirements of the market.

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

The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $352 and $352 during the first quarter of 2003 and 2004, respectively. The amortization expense on intangible assets for the next five years will be $1,405 per year.

Other intangibles consisted of the following:

	December 31, 2003	March 31, 2004
Developed technology	$14,050	$14,050
Accumulated amortization.	(2,224)	(2,576)

	11,826	11,474
Trademarks and tradenames	2,708	2,708

Intangible assets, net	$14,534	$14,182

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

9. Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. At the election of Impra, Inc., the Company received and paid for $140 of materials to fulfill its 2003 minimum purchase requirement during the quarter ended March 31, 2004. During 2004, the Company is required under the supplier agreement to purchase a minimum number of units, which it expects to cost approximately $1,357. However, if the Company receives FDA approval to commercially distribute devices using the component, and it has not received a commitment from the supplier to provide the component at the then current prices, the total price for the component will materially increase. If all of the purchases were made at the new prices, the total price for the component could cost as much as approximately $2,492. The Company believes that U.S. commercialization could occur during the second half of 2004.

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

10. Treasury Stock

In July 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. During the three months ended March 31, 2003, the Company utilized $248 to repurchase 181 shares of its common stock at a weighted average share price of $1.34 per share. There were no repurchases during the three months ended March 31, 2004.

11. Sale of Stock

On March 10, 2004, the Company announced the completion of its private placement of 3,200 shares of its common stock at a purchase price of $5.10 per share. The Company received aggregate gross proceeds of $16,320 for the newly issued shares of common stock. The proceeds of the private placement, net of issuance costs, amounted to $15,389.

12. Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 436R by public entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

Our Business

     Endologix is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the PowerLink System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%, making it the 13th leading cause of death in the United States.

     The PowerLink System is a catheter and endoluminal graft, or ELG system. The self-expanding stainless steel cage is covered by ePTFE, a commonly-used surgical graft material. The

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

     We are currently selling the PowerLink System in Europe. We received Ministry of Health (“MOH”) approval to market the PowerLink System in France, which requires regulatory approval separate from the rest of Europe, in the first quarter of 2003 and are seeking reimbursement for the device, which we expect to receive in the second half of 2004. We completed Japanese clinical trials for our AAA technology in November 2001 and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the second half of 2004 and will file for reimbursement for the device, thereafter. We anticipate approval for reimbursement for the device in Japan and the start of sales there in the second half of 2005.

     We completed enrollment in the first quarter of 2003 for the infrarenal arm of our two arm Phase II U.S. clinical trial and filed a pre-market approval, or PMA, application with the FDA in order to market the infrarenal PowerLink System in the United States in January 2004. We anticipate approval for our infrarenal device in the second half of 2004. We will not be able to market the PowerLink system in the United States until our PMA application is approved by the FDA.

     We are in the patient enrollment phase for the suprarenal study arm of the PowerLink System. The difference between the infrarenal and suprarenal devices is that the wire stent in the suprarenal device is extended above the graft material in the aorta to allow the physician to anchor the top of the device above the renal arteries without obstructing them. As of March 31, 2004, we have enrolled a total of 69 patients of the targeted 193 total patient enrollment in the suprarenal arm of the study.

     Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001 (see below under the caption “Merger with Endologix, Inc.”), we were researching, developing and marketing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.

     Since 1999, our source of revenues shifted gradually from direct sales of catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of know-how to Guidant, and continue to receive royalty payments based upon the sale of products by Guidant using the Focus technology. The payments under the Guidant license have been the primary source of our existing revenues. See Note 6 to the unaudited Condensed Consolidated Financial Statements for more information on the Guidant agreement.

     Following the introduction by Guidant of non-licensed products to replace some licensed products in 2002, and we believe, more importantly, the introduction by Guidant’s competitors of drug-coated stents, which compete with licensed products, in 2003 and 2004, the license royalties we receive have been materially decreasing. Following the acquisition of former Endologix in May 2002, sales of PowerLink System products have somewhat offset reductions in Guidant license

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

royalties. We anticipate that Guidant license royalties will continue to materially decrease during 2004 and that PowerLink System product sales will become our major, and only material source of revenues in the first half of 2005.

     We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2005 due especially to spending to build our distribution capability. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

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

     In addition, we agreed to pay contingent consideration in the amount of $5.6 million in the event pre-market approval, or PMA, is received in the U.S. for the PowerLink System on or before March 31, 2004, or $2.8 million if PMA approval is received by June 30, 2004. We may choose to pay the contingent consideration, if payable, in cash or common stock at our sole discretion. As of March 31, 2004, PMA approval has not yet been obtained and we do not anticipate receiving approval by June 30, 2004. As such, the contingent consideration has not been recorded in the consolidated financial statements.

     We accounted for the acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, we allocated the purchase price based

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

on the fair value of the assets acquired and liabilities assumed. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further description of the accounting for the merger.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

     Product Revenue. Product revenue decreased 30% to $343,000 in the three months ended March 31, 2004 from $490,000 in the three months ended March 31, 2003. Product revenue decreased due to lower U.S. clinical sales by $51,000, as the enrollment for the infrarenal arm of the clinical study was completed in the first quarter of 2003, and lower sales to distributors outside the U.S. of $118,000, partially offset by higher direct sales in Germany of $22,000.

     During the first quarter of 2003, we settled a dispute with our main European distributor and restarted sales to them. We are currently seeking new European distributors and have a small sales force in Europe. Because of limited reimbursement in Europe for AAA products, we are primarily spending our resources to complete the U.S. clinical trials, rather than for European sales and marketing. We anticipate that product revenue for the second quarter of 2004 will be somewhat higher than in the second quarter of the prior year. We anticipate a material increase in product revenue following FDA approval of the infrarenal PowerLink System, which we expect in the second half of the year.

     License Revenue. License revenue decreased 29% to $477,000 in the three months ended March 31, 2004 from $672,000 in the three months ended March 31, 2003. We believe that the reduction in license revenue is due primarily to sales of drug-coated stents, a competing technology, and the introduction of non-royalty bearing products by Guidant, in the U.S. We anticipate that license revenue will continue to decrease during 2004 compared with the comparable periods of 2003 due to increasing acceptance of drug-coated stents. During the first quarter of 2004 and 2003, we recorded $412,000 and $607,000, respectively, in license revenue from Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

     Cost of Product Revenue. The cost of product revenue decreased to $243,000, or 71% of product revenue, in the three months ended March 31, 2004 from $257,000, or 52% of product revenue, in the three months ended March 31, 2003. Cost of product revenue decreased due to lower PowerLink sales. As a percentage of revenue, cost of product revenue increased to 71% of product revenue in the first quarter of 2004 from 52% in the same period of 2003 due primarily to a write off of expired products, as the inventory age exceeded its sterility dates, in the first quarter of 2004 and higher percentage of product sales to distributors with relatively lower pricing. We anticipate that our cost of product revenue will return to about 50% of product revenue for the second quarter of 2004.

     Research, Development and Clinical. Research, development and clinical expenses decreased 22% to $1.4 million in the three months ended March 31, 2004 from $1.8 million in the three months ended March 31, 2003. The decrease in these expenses was due primarily to a decrease of $324,000 in expenditures for clinical studies of our legacy radiation therapy system and from the completion of enrollment in the infrarenal arm of our two arm U.S. clinical study in the first quarter of 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     We are continuing to conduct new product research and development for our PowerLink System product line, anticipate continuing enrollment in the suprarenal arm of our pivotal U.S. clinical trials throughout 2004 and expect to begin enrollment in a third arm of our pivotal U.S. clinical trials for a study of a large diameter cuff in the third quarter of 2004. We believe we will be able to treat a broader patient population, using a large diameter cuff with our PowerLink System stent grafts. During the second quarter of 2004, we expect to begin significant development efforts to improve and expand on our manufacturing capability. Although we believe that we have sufficient capacity and resources to support the production we are forecasting through June 2005, we plan to develop our manufacturing capability to support our sales plans, thereafter.

     As a result of the completion of enrollment in the infrarenal arm of our U.S. pivotal clinical trials in the first quarter of 2003, we anticipate that total research and development expenses for the second quarter of 2004 will be somewhat lower than the expenses for the same period of 2003. For the rest of 2004, due to the start up of enrollment in the large diameter cuff trial and expenses to improve our manufacturing capability, we anticipate that the expenses will be comparable or somewhat higher in the second half of 2004 to those in the second half of 2005. See Liquidity and Capital Resources, below, for more information about our manufacturing development projects.

     Marketing and Sales. Marketing and sales expenses increased 38% to $391,000 in the three months ended March 31, 2004 from $283,000 in the three months ended March 31, 2003. The increase in the first quarter of 2004 resulted primarily because of an increase of $154,000 for more staffing and activity in anticipation of a U.S. launch of the infrarenal PowerLink System in the second half of 2004, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expenses over the remainder of 2004 will be materially higher than for the same periods of 2003 as we continue to prepare for and begin executing our plans to sell the infrarenal PowerLink System in the U. S.

     General and Administrative. General and administrative expenses increased 464% to $779,000 in the three months ended March 31, 2004, compared to $138,000 in the three months ended March 31, 2003. The increase in expenses for the first quarter of 2004 was due primarily to a first quarter 2003 legal settlement, which substantially offset other expenses in that quarter. We received a reimbursement of our legal expenses of $468,000 from Jomed-Endosonics as a result of the favorable settlement of a lawsuit they had filed against us. The payment was recorded as a reduction to our legal expenses for the first quarter of 2003. We also incurred higher legal costs of $44,000, consulting expenses of $37,000 and other expenses of $92,000 in the first quarter of 2004 compared to the same period of 2003. We anticipate that general and administrative expenses over the remainder of 2004 will be somewhat higher than those for the same periods of 2003 as we will incur an estimated $140,000 in Sarbanes-Oxley Act compliance-related costs in the second quarter of 2004 and are preparing for the anticipated launch of our infrarenal PowerLink System in the second half of 2004.

     Other Income (Expense). Other income decreased 59% to $64,000 in the three months ended March 31, 2004, compared to $155,000 in the same period of 2003. The decrease in other income for the first quarter of 2004 compared with the same period of 2003 was primarily due to a decrease in interest income of $100,000. First quarter 2003 interest income was higher than that for the first quarter of 2004 due primarily to a first quarter 2003 legal settlement. We received a $94,000 payment from Jomed-Endosonics for interest on the legal expenses for which they were required to reimburse us as a result of the favorable settlement of a lawsuit they had filed against us. We anticipate that other income, primarily from interest income, will be higher for the remainder of 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compared with the same periods of 2003 due to a higher average invested cash balance as a result of investing proceeds from our private sale of equity in March 2004. See Liquidity and Capital Resources for more information on our March 2004 private sale of equity.

Liquidity and Capital Resources

     At March 31, 2004, we had cash, cash equivalents and marketable securities available for sale of $28.9 million. We expect to continue to incur substantial costs and cash outlays in 2004 to support PowerLink research and development and manufacturing capability development.

     In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $l.5 million under certain parameters. As of March 31, 2004, we have repurchased an aggregate of 495,000 shares for $661,000, with the last such purchase in the quarter ended June 30, 2003.

     In February 1999, the former Endologix agreed to purchase a key component for its PowerLink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, we have agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. At the election of Impra, Inc., we received and paid for $140 of materials to fulfill the remainder of our 2003 minimum purchase requirement during the quarter ended March 31, 2004. During 2004, we are required under the supplier agreement to purchase a minimum number of units, which we expect to cost approximately $1.4 million. However, if we receive FDA approval to commercially distribute devices using the component, and we have not received a commitment from the supplier to provide the component at the then current prices, the total price for the component will materially increase. If all of the purchases were made at the new prices, the total price for the component could cost as much as approximately $2.5 million.

     Because we believe that U.S. commercialization could occur during the second half of 2004, we may choose to purchase materially higher quantities than the agreement purchase minimums in 2004. We are economically dependent on this vendor as it is the sole source for the key component.

     For the three months ended March 31, 2004, we incurred a net loss of $2.0 million. As of March 31, 2004, we had an accumulated deficit of approximately $75.9 million. We believe that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least September 30, 2005. Failure of the FDA to approve the PowerLink Systems, failure of the market to accept our products, failure to reduce certain discretionary expenditures, if necessary, or unanticipated reductions in royalty revenue could have a material adverse effect on our ability to achieve our intended business objectives.

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

     In July 2003, we completed a private placement of 4,000,000 shares of our common stock at $2.25 per share, pursuant to which we received aggregate net proceeds of $8.4 million.

     In March 2004, we completed a private placement of 3,200,000 shares of our common stock at $5.10 per share, pursuant to which we received aggregate net proceeds of $15.4 million.

     Beginning in the second quarter of 2004 and extending for the next fifteen months or more, we expect to spend in excess of a total of $2.2 million on capital projects to improve our manufacturing capability.

     Accounts Receivable. Trade accounts receivable, net, increased 10% to $263,000 at March 31, 2004 from $239,000 at December 31, 2003. The increase is due primarily to an increase in sales from the fourth quarter of 2003 to the first quarter of 2004.

     Other Receivables. Other receivables decreased 23% to $507,000 at March 31, 2004 from $656,000 at December 31, 2003 due primarily to an $118,000 decrease of the royalty receivable from Guidant. See Comparisons of Quarters Ended March 31, 2004 and 2003 in subsections License Revenue, regarding Guidant royalty revenues, above.

     Deferred Income Taxes. Because of our continuing operating losses and the uncertainty of realization of our net, deferred income tax asset, we recorded an offsetting valuation allowance equal to the net, deferred income tax asset.

     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 47% to $2.2 million at March 31, 2004 from $1.5 million at December 31, 2003. The increase is attributable primarily to an accrual for the investment banker’s fees for the March 2004 private sale of equity, which was paid in April 2004, somewhat offset by the reduction in the payroll and benefits accrual as a result of the payment of 2003 bonuses in the first quarter of 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our financial instruments include cash and short-term investment grade debt securities. At March 31, 2004 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at March 31, 2004.

Item 4. CONTROLS AND PROCEDURES

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

Part II.
OTHER INFORMATION

Item 1. Not applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 8, 2004, the Company issued 3,200,000 shares of Common Stock to a limited number of accredited investors in a private placement. The Company received aggregate proceeds of $16,320,000 for the newly issued shares of common stock. The proceeds of the private placement, net of placement agent commissions and other expenses, amounted to $15,389,000. Exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) for the private placement is claimed under Section 4(2) of the Act, among others, on the basis that such transaction did not involve any public offering and the purchasers were sophisticated and had access to the kind of information that registration would provide. As of March 31, 2004, none of the proceeds from the sale of the shares had been spent, other than to cover the issuance costs.

Items 3-5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit 10.1	Stock Purchase Agreement, dated March 8, 2004, by and between the investors and the Company. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of March 10, 2004)

Exhibit 10.23	2004 Performance Compensation Plan dated January 5, 2004.

Exhibit 31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 10, 2004 announcing the completion of a private placement of Common Stock.

The Company filed a Current Report on Form 8-K on March 11, 2004 announcing the financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC.
Date: May 7, 2004	/s/ Paul McCormick
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2004	/s/ David M. Richards
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 10.1	Stock Purchase Agreement, dated March 8, 2004, by and between the investors and the Company. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission as of March 10, 2004)

Exhibit 10.23	2004 Performance Compensation Plan dated January 5, 2004.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.