Form 10-Q
period 2004-06-30
ENDOLOGIX INC /DE/
filed 2004-08-06
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 000-28440

ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13900 Alton Parkway, Suite 122, Irvine, California 92618
(Address of principal executive offices)

(949) 595-7200
Registrant's telephone number, including area code

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

On August 2, 2004, the Registrant had outstanding approximately 31,729,000 shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

ENDOLOGIX, INC.

Form 10-Q

June 30, 2004

TABLE OF CONTENTS

		Page
Part I	Financial Information

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed consolidated balance sheets at December 31, 2003 and June 30, 2004	3

	Condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2004	4

	Condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2004	5

	Notes to condensed consolidated financial statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
		16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	23

Part II	Other Information

Items 1 through 6		24

Signatures		25

Exhibit Index		26

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2003	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,402	$6,086
Marketable securities available-for-sale	8,166	15,312
Accounts receivable, net	239	505
Other receivables	656	442
Inventories	2,780	3,195
Other current assets	245	374

Total current assets	16,488	25,914
Property and equipment, net	141	195
Marketable securities available-for-sale	211	5,054
Goodwill (Note 9)	3,602	3,602
Other intangibles, net of accumulated amortization of $2,224 and $2,927,
respectively (Note 9)	14,534	13,831
Other assets	367	28

Total Assets	$35,343	$48,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,468	$1,858

Current liabilities	1,468	1,858
Accrued compensation	--	88

Total liabilities	1,468	1,946

Commitments and contingencies (Note 10)
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, $.001 par value; 50,000 shares authorized, 28,576 and 32,224 shares issued and outstanding at December 31, 2003 and June 30, 2004,
respectively	28	32
Additional paid-in capital	108,279	125,166
Accumulated deficit	(73,919)	(77,924)
Treasury stock, at cost, 495 shares at December 31, 2003 and June 30, 2004	(661)	(661)
Accumulated other comprehensive income	148	65

Total stockholders' equity	33,875	46,678

Total Liabilities and Stockholders' Equity	$35,343	$48,624

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue:
Product	$295	$860	$785	$1,203
License	694	342	1,366	819

Total revenue	989	1,202	2,151	2,022
Cost of product revenue	108	415	365	658

Gross profit	881	787	1,786	1,364

Operating expenses:
Research, development and clinical	1,715	1,652	3,561	3,097
Marketing and sales	154	481	437	872
General and administrative	697	753	835	1,531
Minority interest	1	--	(16)	--

Total operating expenses	2,567	2,886	4,817	5,500

Loss from operations	(1,686)	(2,099)	(3,031)	(4,136)

Other income (expense):
Interest income	46	83	200	137
Gain (loss) on sale of assets	(11)	--	(8)	3
Other expense	(2)	(16)	(4)	(9)

Total other income	33	67	188	131

Net loss	($1,653)	($2,032)	($2,843)	($4,005)

Basic and diluted net loss per share	($ 0.07)	($ 0.06)	($ 0.12)	($ 0.13)

Shares used in computing basic and diluted net
loss per share	23,915	31,717	23,981	30,495

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	($2,843)	($4,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752	743
Stock-based compensation	44	79
Bad debt expense (recovery)	(50)	(5)
Loss on sale of assets	18	--
Minority interest in losses of subsidiary	(16)	--
Change in:
Trade accounts receivable	479	(261)
Inventories	(129)	(415)
Other receivables and other assets	370	424
Accounts payable and accrued expenses	(616)	478

Net cash used in operating activities	(1,991)	(2,962)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(728)	(21,096)
Sales of available-for-sale securities	3,035	9,043
Final distribution to subsidiary minority interest shareholder	(67)	--
Capital expenditures for property and equipment	(7)	(95)

Net cash provided by (used in) investing activities	2,233	(12,148)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock, net of expenses	--	15,360
Proceeds from sale of common stock under employee stock purchase plan	35	56
Proceeds from exercise of common stock options	--	1,396
Purchases of treasury stock	(456)	--

Net cash provided by (used in) financing activities	(421)	16,812

Effect of exchange rate changes on cash and cash equivalents	(11)	(18)

Net (decrease) increase in cash and cash equivalents	(190)	1,684
Cash and cash equivalents, beginning of period	2,606	4,402

Cash and cash equivalents, end of period	$2,416	$6,086

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

The Company is engaged in the development, manufacture, sales and marketing of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the development of the Powerlink System®, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. Prior to the restructuring in September 2001 and the merger in May 2002 (Note 9), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors. The Company operates in a single business segment.

For the six months ended June 30, 2004, the Company incurred a net loss of $4,005. As of June 30, 2004, the Company had an accumulated deficit of approximately $77,924. The Company believes that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2005. Failure of the market to accept the products, failure to reduce certain discretionary expenditures, if necessary, or unanticipated reductions in royalty revenue could have a material adverse effect on the Company’s ability to achieve the expected cash position through December 31, 2005.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited six-month period ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: for the second quarter and first six months of 2003, a risk-free interest rate of 2.1%; a dividend yield of 0%; a volatility of the expected market price of the Company’s common stock of 81.0%; and a weighted-average expected life of the options of 5.0 years; and. for the second quarter and first six months of 2004, a risk-free interest rate of 3.5%; a dividend yield of 0%; a volatility of the expected market price of the Company’s common stock of 77.4%; and a weighted-average expected life of the options of 5.0 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended June 30, 2003 and 2004 is as follows:

	2003	2004
Net loss, as reported	$(1,653)	$(2,032)

Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(44)	(214)

Pro forma net loss	$(1,697)	$(2,246)

Net loss per share:
Basic and diluted-as reported	$(0.07)	$(0.06)
Basic and diluted-pro forma	$(0.07)	$(0.07)

The Company’s pro forma information for the six month periods ended June 30, 2003 and 2004 is as follows:

	2003	2004
Net loss, as reported	$(2,843)	$(4,005)
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards	(122)	(337)

Pro forma net loss	$(2,965)	$(4,342)

Net loss per share:
Basic and diluted-as reported	$(0.12)	$(0.13)
Basic and diluted-pro forma	$(0.12)	$(0.14)

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

During the first six months ended June 30, 2004, the Company granted Performance Units under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the average closing market price of the Company’s common stock for the twenty trading days prior to the grant date. The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vest ratably on a quarterly basis. The difference between the closing market price of the Company’s common stock and the grant price of the vested Performance Unit will be payable in cash at the first to occur of (a) a Change of Control, (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.

During the three and six month periods ended June 30, 2004, the Company granted a total of 30 and 120 Performance Units at a weighted average grant price of $2.72 and $2.17, respectively. The total estimated compensation expense as of June 30, 2004 was $321, which was calculated based on the difference between the grant price and the Company’s common stock fair market value on June 30, 2004. The Company recorded $39 and $88 in compensation expense during the three and six month periods ended June 30, 2004, respectively, in accordance with FIN 28, which has been included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units.

3.      Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the second quarter of 2003 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 403 shares and 574 shares, respectively. In addition, options to purchase 1,076 shares and 199 shares with an exercise price above the average market price for the second quarter of 2003 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

If anti-dilutive stock options were included for the first six months of 2003 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 303 shares and 642 shares, respectively. In addition, options to purchase 1,076 shares and 155 shares with an exercise price above the average market price for the first six months of 2003 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

4.      Inventories

Inventories are stated at the lower of cost, determined on an average cost basis, or market value. Inventories consist of the following:

	December 31, 2003	June 30, 2004
Raw materials	$1,647	$2,188
Work-in-process	496	336
Finished goods	637	671

	$2,780	$3,195

5.      Note Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As part of this amended agreement, the Company received a prime (4.00% at June 30, 2004) plus one percent interest bearing note receivable for $718, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003. Additional royalties above the minimums will be paid under the amended agreement only if related product sales exceed $3,000 annually. The Company recognizes interest income and license revenue under the $718 note receivable when the payment is received, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the condensed consolidated balance sheet.

The Company recognized interest income of $6 and $3 in the second quarter of 2003 and 2004, respectively, under this arrangement. The Company recognized $65 in revenue in each of the second quarters of 2003 and 2004 under this arrangement.

The Company recognized interest income of $13 and $6 in the first six months of 2003 and 2004, respectively, under this arrangement. The Company recognized $130 in revenue in each of the first six months of 2003 and 2004 under this arrangement. The remaining amount due under the Note was $130, exclusive of interest, at June 30, 2004.

6.      License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the second quarter of 2003 and 2004, the Company recorded $628 and $274, respectively, in license revenue due on product sales by Guidant. During the first six months of 2003 and 2004, the Company recorded $1,235 and $686, respectively, in license revenue due on product sales by Guidant. At December 31, 2003 and June 30, 2004, $530 and $274, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheets.

7.      Concentrations of Credit Risk and Significant Customers

In May 2004, the Company signed an international distribution agreement with Edwards LifeSciences AG (“Edwards”), an international interventional cardiology products company, granting them the right to distribute our products in certain European markets. During the second quarter and first six months of 2004, the Company recognized product revenue of $383, which represented 45% and 32%, respectively, of total product revenue. As of June 30, 2004, receivables from Edwards amounted to $227, or 45% of total accounts receivable, net of an allowance for bad debt.

8.      Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss	$(1,653)	$(2,032)	$(2,843)	$(4,005)
Unrealized holding loss arising during the period	(14)	(60)	(29)	(65)
Reclassification adjustment for realized losses
included in net loss	3	6	9	2
Unrealized exchange rate gain (loss)	5	(39)	(4)	(20)

Comprehensive loss	$(1,659)	$(2,125)	$(2,867)	$(4,088)

9.      Merger

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

In addition, the Company agreed to pay contingent consideration in the amount of $2,790 in the event pre-market approval, or PMA, is received in the U.S. for the Powerlink System on or before June 30, 2004. PMA approval was not obtained by such date and therefore, such contingent consideration is not payable by the Company.

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

The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $351 and $351 during the second quarter of

2003 and 2004, respectively. The Company recognized amortization expense on intangible assets of $703 and $703 during the first six months of 2003 and 2004, respectively. The amortization expense on intangible assets for the next five years will be $1,405 per year.

Other intangibles consisted of the following:

	December 31, 2003	June 30, 2004
Developed technology	$14,050	$14,050
Accumulated amortization	(2,224)	(2,927)

	11,826	11,123
Trademarks and tradenames	2,708	2,708

Intangible assets, net	$14,534	$13,831

The Company conducted its annual review for impairment of the intangibles at June 30, 2004. Although the Company determined that the assets were not impaired at June 30, 2004, if the Powerlink technology is not approved for sale in the U.S. by the FDA, or the approval is delayed, the intangible assets could be materially impaired.

10.      Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its Powerlink product from Impra, Inc., a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. In the first six months of 2004, the Company purchased $557 of materials towards fulfilling its 2004 purchase commitment. To complete fulfilling its 2004 unit purchase commitment, which the Company estimated to cost approximately $1,357, and to purchase additional inventory in anticipation of receipt of FDA approval to commercially distribute devices using the component, the Company committed to purchasing, and the supplier agreed to provide, approximately $1,793 in components at existing prices during 2004. If the Company receives FDA approval to commercially distribute devices using the component, and it has not received a commitment from the supplier to provide the component at the then current prices, the total price for the component will materially increase. The Company believes that U.S. commercialization could occur during the second half of 2004.

The Company is economically dependent on this vendor as it is the sole source for the key component.

Manufacturing Equipment Development Agreement

In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Over a period not to exceed twenty months we anticipate spending approximately $1,662. The terms of the agreement also provide for estimated milestone payments totaling $520. During the second quarter of 2004, we incurred costs of approximately $75 associated with this capital project. We can terminate the agreement on 15 days notice, and we would be responsible for costs accrued to the date of termination.

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

11.      Treasury Stock

In July 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. During the six months ended June 30, 2003, the Company utilized $457 to repurchase 268 shares of its common stock at a weighted average share price of $1.71 per share. There were no repurchases during the six months ended June 30, 2004.

12.      Sale of Stock

On March 10, 2004, the Company announced the completion of its private placement of 3,200 shares of its common stock at a purchase price of $5.10 per share. The Company received aggregate gross proceeds of $16,320 for the newly issued shares of common stock. The proceeds of the private placement, net of issuance costs, amounted to $15,360.

13.      Recent Accounting Pronouncements

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

Overview

Organizational History

        We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., (“former Endologix”), and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc. The terms of the merger are described below under the caption “Merger with Endologix, Inc.” and also Note 9 to the unaudited Condensed Consolidated Financial Statements.

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

        We are currently selling the Powerlink System in Europe. We received Ministry of Health (“MOH”) approval to market the Powerlink System in France, which requires regulatory approval separate from the rest of Europe, in the first quarter of 2003 and are seeking reimbursement for the device, which we expect to receive in the second half of 2004. We completed Japanese clinical trials for our AAA technology in November 2001 and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the second half of 2004 and will file for reimbursement for the device thereafter. We anticipate approval for reimbursement for the device in Japan and the start of sales there in the second half of 2005.

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

        We are in the patient enrollment phase for the suprarenal study arm of the Powerlink System. The difference between the infrarenal and suprarenal devices is that the wire stent in the suprarenal device extends above the graft material to allow the physician to anchor the top of the device above the renal arteries without obstructing them. As of June 30, 2004, we have enrolled a total of 81 patients of the targeted 193 total patient enrollment in the suprarenal arm of the study.

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

        Following the introduction by Guidant of non-licensed products to replace some licensed products in 2002, and we believe, more importantly, the introduction by Guidant’s competitors of drug-coated stents, which compete with licensed products, in 2003 and 2004, the license royalties we receive have been materially decreasing. Following the acquisition of former Endologix in May 2002, sales of Powerlink System products have somewhat offset reductions in Guidant license royalties. We anticipate that Guidant license royalties will continue to materially decrease during

2004 and that Powerlink System product sales will become our major, and only material source of revenues in the first half of 2005.

        We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2005 due especially to spending to build our sales, marketing and distribution capability. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

o	the timing and amount of expenses associated with clinical testing and development of the Powerlink system;
o	the progress and success of clinical trials and regulatory approvals;
o	varying product sales by Guidant Corporation, our licensee;
o	our ability to penetrate the markets following regulatory approval; and,
o	outcomes from future partnering or technology acquisition agreements, if any.

Merger with former Endologix, Inc.

Reasons for the Merger

        In September 2001, as part of a restructuring plan driven by the success of drug-coated stents, we began investigating other medical device technologies for commercialization. In the fourth quarter of 2001, we began discussions with former Endologix, a privately held developer and manufacturer of the Powerlink System. We believed that the Powerlink System was a novel device for treatment of AAA, and that clinical results to date indicated that the Powerlink System had several features and benefits that may provide a better clinical outcome in comparison to devices then on the market. We believed that the acquisition of former Endologix’s technology would provide us with a new and unique medical device technology for a promising and potentially lucrative market.

Merger Transaction

        In May 2002, we acquired all of the capital stock of former Endologix. We paid stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8.4 million, and issued one share of our common stock for each share of former Endologix common stock, for an aggregate of 11,140,541 shares.

        In addition, we agreed to pay contingent consideration in the amount of $2.8 million in the event pre-market approval, or PMA, is received in the U.S. for the Powerlink System on or before June 30, 2004. PMA approval was not obtained on or before June 30, 2004 and, as such, no contingent consideration is due.

        We accounted for the acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further description of the accounting for the merger.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

        Product Revenue. Product revenue increased 192% to $860,000 in the three months ended June 30, 2004 from $295,000 in the three months ended June 30, 2003. Product revenue increased primarily due to sales to Edwards Lifesciences AG (“Edwards”), one of our European distributors for our Powerlink System, and higher U.S. clinical trial sales.

        We are primarily spending our resources on U.S. clinical trials and preparation of a launch in the U.S. of our infrarenal Powerlink system in the second half of 2004. We market in Europe primarily through distributors and, in the second quarter of 2004, we signed an exclusive distribution agreement for certain European markets with Edwards, which included distribution for Germany and France. As a result of this new distribution agreement and the anticipated approval of our infrarenal Powerlink system in the U.S., we believe that product revenue for the remaining six months of the year will be materially higher in 2004 than in the same period of 2003.

        License Revenue. License revenue decreased 51% to $342,000 in the three months ended June 30, 2004 from $694,000 in the three months ended June 30, 2003. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents, a competing technology, in the U.S. We also believe that license revenue will continue to decrease during 2004 compared with the comparable periods of 2003 due to increasing acceptance of drug-coated stents. The agreement with Guidant expires in 2008, unless terminated sooner, and provides for minimum annual royalties of $250,000.

        Cost of Product Revenue. The cost of product revenue increased 284% to $415,000, or 48% of product revenue, in the three months ended June 30, 2004 from $108,000, or 37% of product revenue, in the three months ended June 30, 2003. Cost of product revenue increased due primarily to higher Powerlink sales. During the second quarter of 2003, a $39,000 favorable inventory reserve adjustment lowered the cost of product revenue as a percentage of product revenue.

        During the second quarter of 2004, we began significant development efforts to improve and expand on our manufacturing capability. Although we believe that we have sufficient capacity and resources to support the production we are forecasting through June 2005, we plan to develop our manufacturing capability to support our sales plans thereafter. See Liquidity and Capital Resources, below for more information about our manufacturing development projects.

        Research, Development and Clinical. Research, development and clinical expenses were $1.7 million in the three months ended June 30, 2004 and June 30, 2003. A reduction of $121,000 in expenditures for clinical studies of our legacy radiation therapy system, the RDX System, was offset by an increase in expenditures for the development of the Powerlink System in the second quarter of 2004.

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

         As a result of the completion of enrollment in the infrarenal arm of our U.S. pivotal clinical trials in the first quarter of 2003, we anticipate that total research and development expenses for the second quarter of 2004 will be somewhat lower than the expenses for the same period of 2003. For the rest of 2004, due to the start up of enrollment in the large diameter cuff trial and expenses to improve our manufacturing capability, we anticipate that the expenses will be comparable or somewhat higher in the second half of 2004 to those in the second half of 2003.

        Marketing and Sales. Marketing and sales expenses increased 212% to $481,000 in the three months ended June 30, 2004 from $154,000 in the three months ended June 30, 2003. The increase in costs for second quarter 2004 marketing and sales expenses resulted because of the increase in U.S. sales and marketing staffing in anticipation of a second half 2004 launch of our infrarenal Powerlink System. We anticipate that marketing and sales expenses over the remaining six month period of 2004 will be materially higher than those for the same period of 2003, and will be more than double the expense for the first half of 2004, as we plan to devote more resources to build a U.S. team of five to eight sales persons for an initial, focused launch of our products following FDA approval.

        General and Administrative. General and administrative expenses totaled $753,000 in the three months ended June 30, 2004, compared to $697,000 in the three months ended June 30, 2003. An increase in outside service charges primarily from $109,000 in consulting charges for the review of our internal controls over financial reporting, as required under section 404 of the Sarbanes-Oxley Act, in 2004, was offset by a reduction in other outside service costs, including strategic advisor fees, which were incurred in the second quarter of 2003. We anticipate that general and administrative expenses over the remaining six month period of 2004 will be higher than those for the same period of 2003.

        Other Income (Expense). Other income increased 103% to $67,000 in the three months ended June 30, 2004, compared to $33,000 in the same period of 2003. The increase in other income for the second quarter of 2004 compared with the same period of 2003 was due primarily to an increase in interest income of $37,000 resulting from a 250% higher average cash balance, including $15.4 million in proceeds from a private offering of common stock in March 2004, somewhat offset by the effect of an average lower interest rate for the invested cash.

Comparison of the Six Months Ended June 30, 2004 and 2003

        Product Revenue. Product revenue increased 53% to $1.2 million in the six months ended June 30, 2004 from $785,000 in the six months ended June 30, 2003. Product revenue increased primarily because of sales to Edwards totalling $383,000.

        License Revenue. License revenue decreased 40% to $819,000 in the six months ended June 30, 2004 from $1.4 million in the six months ended June 30, 2003. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents in the U.S.

        Cost of Product Revenue. The cost of product revenue increased 80% to $658,000, or 55% of product revenue, in the six months ended June 30, 2004 from $365,000, or 46% of product revenue, in the six months ended June 30, 2003. Cost of product revenue increased primarily because of an increase in product sales. The increase in cost of product revenue, as a percentage of product revenue was due primarily to an increase in sales to distributors as a percent of total sales, which are typically at a materially lower average price than the average sale price to hospitals.

        Research, Development and Clinical. Research, development and clinical expenses decreased 13% to $3.1 million in the six months ended June 30, 2004 from $3.6 million in the six months ended June 30, 2003. The decrease resulted primarily from a decrease of $445,000 in legacy radiation catheter technology clinical trial costs as the trials were nearly completed in 2003.

        Marketing and Sales. Marketing and sales expenses increased 100% to $872,000 in the six months ended June 30, 2004 from $437,000 in the six months ended June 30, 2003. The increase in costs for first six months of 2004 resulted because of the increase in U.S. sales and marketing staffing in anticipation of a second half 2004 launch of our infrarenal Powerlink System.

        General and Administrative. General and administrative expenses increased 83% to $1.5 million in the six months ended June 30, 2004 from $835,000 in the six months ended June 30, 2003. The increase in expenses for the first six months of 2004, compared with the same period of 2003, was due primarily to a reimbursement of $468,000 for legal and other expenses as part of a legal settlement in the first quarter of 2003 with Jomed-Endsonics, which is described in Note 10 to the unaudited Condensed Consolidated Financial Statements, and net bad debt recoveries of $50,000, combined with expenses of $109,000 for consulting services related to our review of our internal controls over financial reporting in preparation for our annual certification under Section 404 of the Sarbanes-Oxley Act.

        Other Income (Expense). Other income decreased 30% to $131,000 in the six months ended June 30, 2004, compared to $188,000 in the same period of 2003. The decrease in other income for the first six months of 2004 compared with the same period of 2003 was primarily due to a decrease in interest income of $63,000 resulting from interest income of $94,000 from the legal settlement with Jomed-Endosonics, described above, partially offset by the effect of a 132% higher average cash balance, though the average interest rate on investments was lower during the first half of 2004.

Liquidity and Capital Resources

        At June 30, 2004, we had cash, cash equivalents and marketable securities available for sale of $26.5 million. We expect to continue to incur substantial costs and cash outlays in 2004 to support Powerlink research and development and manufacturing capability development.

        In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $l.5 million under certain parameters. As of June 30, 2004, we have repurchased an aggregate of 495,000 shares for $661,000, with the last such purchase in the quarter ended June 30, 2003.

        In February 1999, the former Endologix agreed to purchase a key component for its Powerlink product from Impra, Inc., a subsidiary of C.R. Bard, Inc. and then a related party, under a supplier agreement that expires in December 2007, and which then automatically renews, on a year by year basis, for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, we have agreed to purchase certain unit quantities of the component, with built in annual quantity increases, or the agreement may be canceled. In January 2002, the agreement was amended to increase the minimum quantity purchase requirements for 2002 and thereafter and increase the prices each year after 2002 according to the general increase in the Consumer Price Index. To fulfill our 2004 unit purchase commitment, which we estimated to cost approximately $1.4 million, and to purchase additional inventory in anticipation of receipt of FDA approval to commercially distribute devices using the component, we committed to purchasing, and the supplier agreed to provide, approximately $1.8 million in components at existing prices during 2004. If we receive FDA approval to commercially distribute devices using the component, and we have not received a commitment from the supplier to provide the component at the then current prices, the total price for the component will materially increase. We believe that U.S. commercialization could occur during the second half of 2004.

        We are economically dependent on this vendor as it is the sole source for the key component.

        For the six months ended June 30, 2004, we incurred a net loss of $4.0 million. As of June 30, 2004, we had an accumulated deficit of approximately $77.9 million. We believe that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2005. Failure of the FDA to approve the Powerlink Systems, failure of the market to accept our products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on our ability to achieve our intended business objectives.

        Our future capital requirements will depend on many factors, including:

o	regulatory and market acceptance of the Powerlink System;
o	our research and development programs
o	the scope and results of clinical trials;
o	the regulatory approval process;
o	the costs involved in intellectual property rights enforcement or litigation;
o	competitive products;
o	the enhancement of manufacturing capacity;
o	the development of sales and marketing capabilities;
o	the establishment of collaborative relationships with other parties; and,
o	the ability to develop technology and to commercialize products.

        In July 2003, we completed a private placement of 4,000,000 shares of our common stock at $2.25 per share, pursuant to which we received aggregate net proceeds of $8.4 million.

        In March 2004, we completed a private placement of 3,200,000 shares of our common stock at $5.10 per share, pursuant to which we received aggregate net proceeds of $15.4 million.

        In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Over a period not to exceed twenty months we anticipate spending approximately $1.7 million. The terms of the agreement also provide for estimated milestone payments totaling $520,000. During the seond quarter of 2004, we incurred costs of approximately $75,000 associated with this capital project. We can terminate the agreement on 15 days notice, and we would be reponsible for costs accrued to the date of termination.

        Accounts Receivable. Trade accounts receivable, net, increased 111% to $505,000 at June 30, 2004 from $239,000 at December 31, 2003. The increase is due primarily to an increase in sales from Edwards, a new European distributor.

        Other Receivables. Other receivables decreased 33% to $442,000 at June 30, 2004 from $656,000 at December 31, 2003 due primarily to a $256,000 decrease of the royalty receivable from Guidant. See Comparisons of Quarters Ended June 30, 2004 and 2003 in subsections License Revenue, regarding Guidant royalty revenues, above.

        Deferred Income Taxes. Because of our continuing operating losses and the uncertainty of realization of our net, deferred income tax asset, we recorded an offsetting valuation allowance equal to the net, deferred income tax asset.

        Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 27% to $1.9 million at June 30, 2004 from $1.5 million at December 31, 2003. The increase is attributable primarily to an increase of $141,000 in purchases from Impra for a key component of our Powerlink System, and increases in various other payables that increased as a result of our preparations for an anticipated launch in the U.S.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments include cash and short-term investment grade debt securities. At June 30, 2004 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at June 30, 2004.

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

OTHER INFORMATION

Items 1-5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 13, 2004 announcing the financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC

Date: August 6, 2004	/s/ Paul McCormick _______________________________________________ Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2004	/s/ David M. Richards _______________________________________________ Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002