Form 10-Q
period 2004-09-30
ENDOLOGIX INC /DE/
filed 2004-11-10
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 000-28440

ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

On November 1, 2004, there were 31,836,739 outstanding shares of Common Stock of $.001 par value, which is the Registrant’s only class of Common Stock.

ENDOLOGIX, INC.

Form 10-Q

September 30, 2004

TABLE OF CONTENTS

		Page
Part I	Financial Information

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed consolidated balance sheets at December 31, 2003 and September 30, 2004	3

	Condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2004	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004	5

	Notes to condensed consolidated financial statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
		17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

Part II	Other Information

Items 1 through 6		26

Signatures		27

Exhibit Index		28

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	December 31, 2003	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,402	$7,146
Marketable securities available-for-sale	8,166	14,525
Accounts receivable, net	239	643
Other receivables	656	301
Inventories	2,780	3,156
Other current assets	245	628

Total current assets	16,488	26,399
Property and equipment, net	141	419
Marketable securities available-for-sale	211	2,957
Goodwill (Note 10)	3,602	3,602
Other intangibles, net of accumulated amortization of $2,224 and $3,278,
respectively (Note 10)	14,534	13,480
Other assets	367	28

Total Assets	$35,343	$46,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,468	$1,881

Current liabilities	1,468	1,881

Accrued compensation	--	300

Total liabilities	1,468	2,181

Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000 shares authorized, no
shares issued and outstanding	--	--

Common stock, $.001 par value; 50,000 shares authorized, 28,576 and 32,331 shares issued and outstanding at December 31, 2003 and September 30,
2004, respectively	28	32
Additional paid-in capital	108,279	125,598
Accumulated deficit	(73,919)	(80,333)
Treasury stock, at cost, 495 shares at December 31, 2003 and September 30,
2004	(661)	(661)
Accumulated other comprehensive income	148	68

Total stockholders' equity	33,875	44,704

Total Liabilities and Stockholders' Equity	$35,343	$46,885

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004

Revenue:
Product	$285	$1,064	$1,070	$2,267
License	634	294	2,000	1,113

Total revenue	919	1,358	3,070	3,380
Cost of product revenue	133	665	498	1,323

Gross profit	786	693	2,572	2,057

Operating expenses:
Research, development and clinical	1,506	1,491	5,067	4,588
Marketing and sales	183	791	620	1,664
General and administrative	652	914	1,487	2,444
Minority interest	--	--	(16)	--

Total operating expenses	2,341	3,196	7,158	8,696

Loss from operations	(1,555)	(2,503)	(4,586)	(6,639)

Other income (expense):
Interest income	52	96	252	234
Gain on sale of assets	13	--	5	3
Other expense	(2)	(2)	(6)	(12)

Total other income	63	94	251	225

Net loss	($ 1,492)	($ 2,409)	($ 4,335)	($ 6,414)

Basic and diluted net loss per share	($ 0.05)	($ 0.08)	($ 0.17)	($ 0.21)

Shares used in computing basic and diluted net
loss per share	27,281	31,753	25,093	30,917

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2004
Cash flows from operating activities:
Net loss	($4,335)	($ 6,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,123	1,120
Stock-based compensation	77	--
Amortization of deferred compensation	64	152
Bad debt expense (recovery)	(104)	6
Loss on sale of assets	17	--
Minority interest in losses of subsidiary	(16)	--
Change in:
Trade accounts receivable	580	(410)
Inventories	(547)	(376)
Other receivables and other assets	204	311
Accounts payable and accrued expenses	(355)	713

Net cash used in operating activities	(3,292)	(4,898)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(6,251)	(24,832)
Sales of available-for-sale securities	5,049	15,683
Final distribution to subsidiary minority interest shareholder	(67)	--
Capital expenditures for property and equipment	(23)	(344)

Net cash provided by (used in) investing activities	1,292	(9,493)

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	8,384	15,360
Proceeds from sale of common stock under employee stock purchase plan	95	127
Proceeds from exercise of common stock options	29	1,684
Purchases of treasury stock	(456)	--

Net cash provided by financing activities	8,052	17,171

Effect of exchange rate changes on cash and cash equivalents	(6)	(36)

Net increase in cash and cash equivalents	3,462	2,744
Cash and cash equivalents, beginning of period	2,606	4,402

Cash and cash equivalents, end of period	$6,068	$7,146

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

The Company is engaged in the development, manufacture, marketing and sale of minimally invasive therapies for the treatment of vascular disease. The Company’s primary focus is the marketing and sale of the Powerlink® System, a catheter-based alternative treatment for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge, and if left untreated becomes increasingly susceptible to rupture. Prior to the restructuring in September 2001 and the merger in May 2002 (Note 10), the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors. The Company operates in a single business segment.

For the nine months ended September 30, 2004, the Company incurred a net loss of $6,414. As of September 30, 2004, the Company had an accumulated deficit of $80,333. The Company believes that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2005. Failure of the market to accept the products, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the Company, including its ability to achieve its expected cash position through December 31, 2005.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the unaudited nine month period ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004, or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: for the third quarter and first nine months of 2003, a risk-free interest rate of 2.4%; a dividend yield of 0%; a volatility of the expected market price of the Company’s common stock of 80.0%; and a weighted-average expected life of the options of 5.0 years; and for the third quarter and first nine months of 2004, a risk-free interest rate of 3.1%; a dividend yield of 0%; a volatility of the expected market price of the Company’s common stock of 76.6%; and a weighted-average expected life of the options of 5.0 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended September 30, 2003 and 2004 is as follows:

	2003	2004

Net loss, as reported	$(1,492)	$(2,409)
Add: Stock based employee compensation expense included in reported net loss, net
of related tax effects	77	--
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(40)	(214)

Pro forma net loss	$(1,455)	$(2,623)

Net loss per share:
Basic and diluted-as reported	$(0.05)	$(0.08)
Basic and diluted-pro forma	$(0.05)	$(0.08)

The Company’s pro forma information for the nine month periods ended September 30, 2003 and 2004 is as follows:

	2003	2004

Net loss, as reported	$(4,335)	$(6,414)
Add: Stock based employee compensation expense included in reported net loss, net
of related tax effects	77	--
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards	(162)	(551)

Pro forma net loss	$(4,420)	$(6,965)

Net loss per share:
Basic and diluted-as reported	$(0.17)	$(0.21)
Basic and diluted-pro forma	$(0.18)	$(0.23)

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

During the first nine months ended September 30, 2004, the Company granted Performance Units under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the average closing market price of the Company’s common stock for the twenty trading days prior to the grant date. The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vest ratably on a quarterly basis. The difference between the closing market price of the Company’s common stock and the grant price of the vested Performance Unit will be payable in cash at the first to occur of (a) a Change of Control, (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the vested Performance Unit, which cannot occur earlier than eighteen months from the grant date.

During the three and nine month periods ended September 30, 2004, the Company granted a total of 190 and 310 Performance Units at a weighted average grant price of $2.67 and $2.47, respectively. The total estimated compensation expense as of September 30, 2004 was $1,335, which was calculated based on the difference between the grant price and the Company’s common stock fair market value on September 30, 2004. The Company recorded $212 and $300 in compensation expense during the three and nine month periods ended September 30, 2004, respectively, in accordance with FIN 28, which has been included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units.

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options to purchase shares of the Company’s common stock granted under the Company’s stock option plan have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the third quarter of 2003 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 489 shares and 665 shares, respectively. In addition, options to purchase 1,005 shares and 110 shares with an exercise price above the average market price for the third quarter of 2003 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

If anti-dilutive stock options were included for the first nine months of 2003 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 383 shares and 643 shares, respectively. In addition, options to purchase 1,081 shares and 141 shares with an exercise price above the average market price for the first nine months of 2003 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

4. Marketable Securities Available-For-Sale

The Company accounts for its investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The cost of securities sold is based on the specific identification method. During the third quarter of 2003 and 2004, and for the first nine months of 2003 and 2004, the Company did not have any realized gains.

The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of September 30, 2004, $14,525 and $2,957 of the Company’s debt securities had contractual maturities more than 90 days and less than one year and between one to two years, respectively.

	December 31, 2003			September 30, 2004
	Cost	Gross Unrealized Holding Gains/Losses	Fair Value	Cost	Gross Unrealized Holding Gains/Losses	Fair Value
U.S. Treasury and other	$ 7,059	$4	$7,063	$11,196	$(17)	$11,179
agencies debt securities
Corporate debt securities	1,311	3	1,314	6,323	(20)	6,303

	$ 8,370	$7	$8,377	$17,519	$(37)	$17,482

5. Inventories

Inventories are stated at the lower of average cost or market value. Inventories consist of the following:

	December 31, 2003	September 30, 2004
Raw materials	$1,647	$2,427	Work-in-process	496	371
Finished goods	637	358

	$2,780	$3,156

6. Note Receivable

In February 2001, the Company amended the Assets Sale and Purchase agreement with Escalon Medical Corporation (“Escalon”) regarding payment of royalties. As part of this amended agreement, the Company received a prime plus one percent interest bearing note receivable, payable in quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003. Additional royalties above the minimums were to be paid under the amended agreement only if related product sales exceeded $3,000 annually. The Company recognized interest income and license revenue under the note receivable when the payments were received, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue were not recorded on the condensed consolidated balance sheet.

Under this arrangement, the Company recognized interest income of $5 and $1, and recorded revenue of $65 and $128 in the third quarter of 2003 and 2004, respectively.

The Company recognized interest income of $18 and $7, and recorded $196 and $261 in revenue in the first nine months of 2003 and 2004, respectively, under this arrangement.

On September 29, 2004, the final payment of $66 due under the terms of the agreement was received, thereby satisfying Escalon’s obligation to the Company.

7. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale by Guidant of products using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the third quarter of 2003 and 2004, the Company recorded $569 and $166, respectively, in license revenue due on product sales by Guidant. During the first nine months of 2003 and 2004, the Company recorded $1,804 and $852, respectively, in license revenue due on product sales by Guidant. At December 31, 2003 and September 30, 2004, $530 and $166, respectively, was due under this agreement and is included in other receivables on the condensed consolidated balance sheets.

8. Concentrations of Credit Risk and Significant Customers

In May 2004, the Company signed an international distribution agreement with Edwards LifeSciences (“Edwards”), a cardiovascular products company, granting them the right to distribute our products in certain European markets. During the third quarter and first nine months of 2004, the Company recognized product revenue of $814 and $1,197 respectively, which represented 77% and 53%, respectively, of total product revenue. As of September 30, 2004, receivables due from Edwards amounted to $413, or 64% of total accounts receivable, net.

9. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net loss	$(1,492)	$(2,409)	$(4,335)	$(6,414)
Unrealized holding loss arising during the period	(10)	21	(39)	(44)
Reclassification adjustment for realized losses
on marketable securities available for sale
included in net loss	5	1	--	3
Unrealized exchange rate gain (loss)	--	(19)	10	(39)

Comprehensive loss	$(1,497)	$(2,406)	$(4,364)	$(6,494)

10. Merger

         Merger Transaction

In May 2002, the Company acquired all of the capital stock of privately-held Endologix, Inc. (“former Endologix”). The Company paid stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8,355, and issued one share of Radiance common stock for each share of former Endologix common stock, for an aggregate of 11,141 shares. The results of former Endologix have been included in the consolidated financial statements since May 2002.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In the merger, the Company acquired, in addition to the net tangible assets of the business, intangible assets such as the Powerlink and PowerWeb (an earlier version of the Powerlink) technologies, both developed and in-process, the Endologix trade name and Powerlink and PowerWeb trademarks, and goodwill. The Company employed valuation techniques reflecting recent guidelines from the AICPA on approaches and procedures for identifying and allocating the purchase price to assets to be used in research and development activities, including acquired in-process research and development, or IPR&D. To value IPR&D and developed technology, the Company estimated their future net cash flows and discounted them to their present value. To value trademarks and trade names, the Company estimated the royalties that would have been paid for their use and discounted them to their net present value.

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

The Company then determined the weighted average stage of completion for IPR&D projects was approximately 60% for U.S. commercialization of the Powerlink System and 33% for the development and commercialization of the larger size of the Powerlink System as of the merger date. The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and an assigned contribution to the core technologies serving as a foundation for the research and development. The discount rates applied to the individual technology’s net cash flows were 40%, based upon the level of risk associated with a particular technology and the then current return on investment requirements of the market.

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

The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and trade names based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $351 and $351 during the third quarter of 2003 and 2004, respectively. The Company recognized amortization expense on intangible assets of $1,054 and $1,054 during the first nine months of 2003 and 2004, respectively. Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years follows:

2004	$351
2005	$1,405
2006	$1,405
2007	$1,405
2008	$1,405
2009	$1,405

Other intangibles consisted of the following:

	December 31, 2003	September 30, 2004

Developed technology	$14,050	$14,050
Accumulated amortization	(2,224)	(3,278)

	11,826	10,772
Trademarks and trade names	2,708	2,708

Intangible assets, net	$14,534	$13,480

The Company conducted its annual review for impairment of the intangibles at June 30, 2004, and determined that the assets were not impaired. There has been no subsequent event or change in circumstance since that time which would cause an impairment analysis to be performed.

11. Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

In February 1999, the former Endologix agreed to purchase a key component for its Powerlink product from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index.

In the first nine months of 2004, the Company purchased $1,188 of materials towards fulfilling its 2004 unit purchase commitment. To complete its 2004 commitment, which the Company estimates to be an additional $622, and to purchase additional inventory in anticipation of receipt of FDA approval, the Company committed to purchasing, and the supplier agreed to provide, approximately $1,140 in components at existing prices. Because the Company received conditional FDA approval in October 2004, the terms of the agreement provide that prices for subsequent orders for the component will increase materially. However, the Company does not expect the increase to have a material impact on the financial results of the Company.

The Company is economically dependent on this vendor, which is the sole source for this key component.

Manufacturing Equipment Development Agreement

In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of the Company’s manufacturing capability. Over a period through March 2006, the Company anticipates spending approximately $1,662 to complete this project. The terms of the agreement also provide for estimated milestone payments totaling $520. During the third quarter and nine months ended September 30, 2004, the Company incurred costs of $214 and $289, respectively, associated with this capital project. The Company can terminate the agreement on 15 days notice, and would be responsible for costs incurred to the date of such termination.

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

12. Treasury Stock

In July 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. As of December 31, 2003, the Company utilized $661 to repurchase 495 shares of its common stock at a weighted average share price of $1.71 per share. The last such purchase occurred in the quarter ended September 30, 2003.

13. Sale of Stock

On March 10, 2004, the Company completed a private placement of 3,200 shares of its common stock at a purchase price of $5.10 per share resulting in proceeds, net of issuance costs of $15,361.

14. Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01).

EITF 03-01 provides guidance to determine when an investment is considered to be impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also requires disclosure related to unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance was effective for other-than-temporary impairment evaluations in the third quarter of 2004 and did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. The other provisions of EITF 03-01, which principally consist of disclosure requirements, are not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46R or FIN 436R by public entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

15. Subsequent Event

On October 29, 2004, the Company received conditional approval from the U.S. Food and Drug Administration to commercially distribute the infrarenal Powerlink System.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. In addition, you generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our Powerlink System, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, but not limited to, those discussed in “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

        We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., (“former Endologix”), and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc. The terms of the merger are described below under the caption “Merger with Endologix, Inc.” and also Note 10 to the unaudited Condensed Consolidated Financial Statements.

Our Business

        We are engaged in the development, manufacture, marketing and sale of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the marketing and sale of the Powerlink System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%, making it the 13th leading cause of death in the United States.

        The Powerlink System is a catheter and endoluminal graft, or ELG system. The self-expanding cobalt-chromium alloy stent is covered by ePTFE, a commonly-used surgical graft material. The Powerlink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurysmal” section of the aorta, reducing pressure and the potential for the aorta to rupture. The Powerlink System is made in two basic configuration, an “infrarenal” and “suprarenal” design. The wire stent in the infrarenal device does not extend above the renal arteries, while the wire stent (without ePTFE covering) in the suprarenal device extends above the graft material to allow the physician to anchor the top of the device above the renal arteries without obstructing them. We believe that implantation of the Powerlink System will reduce the mortality and morbidity rates associated with conventional AAA surgery.

        We are currently selling the infrarenal and suprarenal Powerlink System in Europe. We completed Japanese clinical trials for our AAA technology in November 2001 and have submitted for Japanese MOH approval to commercialize the product. We believe that Japanese MOH review should be completed in the first half of 2005, and we will file for reimbursement for the device thereafter.

        We completed enrollment in the first quarter of 2003 for the infrarenal arm of our two arm Phase II U.S. clinical trial and filed a pre-market approval, or PMA, application in January 2004. We were granted conditional approval to market the infrarenal Powerlink System in the United States from the U.S Food and Drug Administration on October 29, 2004, and will commence commercial selling of the Powerlink System in the U.S. market in the fourth quarter of 2004. The condtions of approval require the standard continued post-marketing surveillance and annual update reports to the FDA and physician users.

        We are in the patient enrollment phase for the suprarenal study arm of the Powerlink System. As of September 30, 2004, we have enrolled a total of 91 patients of the targeted 193 total patient enrollment in the suprarenal arm of the study.

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

        Since 1999, our source of revenues shifted gradually from direct sales of catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed to Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents. In exchange, we received milestone payments based upon the transfer of know-how to Guidant, and continue to receive royalty payments from Guidant based upon the sale of products using the Focus technology. See Note 7 to the unaudited Condensed Consolidated Financial Statements for more information on the Guidant agreement.

        Following the introduction by Guidant of non-licensed products to replace some licensed products in 2002, and we believe, more importantly, the introduction by Guidant’s competitors of drug-coated stents, which compete with the licensed products, in 2003 and 2004, the license royalties we receive have been materially decreasing. Following the acquisition of former Endologix in May 2002, sales of Powerlink System products have somewhat offset reductions in Guidant license royalties. We anticipate that Guidant license royalties will continue to materially decrease during and that Powerlink System product sales will become our major, and only material source of revenues by the first half of 2005.

        We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2005 due primarily to expenditures to build our sales, marketing and distribution capability. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

o	our ability to penetrate the market now that regulatory approval for the Powerlink System has been achieved;
o	the timing and amount of expenses required to support commercial launch, and for selling and administrative expense;
o	the timing and amount of expenses associated with the ongoing clinical testing of the Powerlink system; varying licensed product sales by Guidant Corporation; and,
o	outcomes from future partnering or technologyacquisition agreements, if any.

Merger with former Endologix, Inc.

        In May 2002, we acquired all of the capital stock of former Endologix. We paid stockholders of former Endologix $0.75 cash for each share of former Endologix common stock, for an aggregate of $8.4 million, and issued one share of our common stock for each share of former Endologix common stock, for an aggregate of 11,140,541 shares.

        We accounted for the acquisition as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, we allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further description of the accounting for the merger.

Impact of Recent Accounting Pronouncements

        In March 2004, the EITF reached a consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance to determine when an investment is considered to be impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also requires disclosure related to unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance was effective for other-than-temporary impairment evaluations in the third quarter of 2004 and did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. The other provisions of EITF 03-01, which principally consist of disclosure requirements, are not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

        In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46R or FIN 436R by public entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

        Product Revenue. Product revenue increased to $1.1 million in the three months ended September 30, 2004 from $285,000 in the three months ended September 30, 2003. Product revenue increased primarily due to sales of the Powerlink System to Edwards Lifesciences (“Edwards”) pursuant to an exclusive distribution agreement for certain European markets, including Germany and France, entered into in the second quarter of 2004. During the three months ended September 30, 2004, the Company recognized product revenue from Edwards of $814,000 which represented 77% of total product revenue. The purchases by Edwards were to set up inventory levels to service their customers, and we cannot assure future sales to Edwards will remain consistent. As a result of this new distribution agreement and the approval of our infrarenal Powerlink system in the U.S., we believe that product revenue for the remainder of 2004 will be materially higher in 2004 than in the same period of 2003.

        License Revenue. License revenue decreased 54% to $294,000 in the three months ended September 30, 2004 from $634,000 in the three months ended September 30, 2003. We believe that the reduction is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents in the U.S. which decreased sales of royalty-bearing products. We also believe that license revenue will continue to decrease during 2004 and in future periods compared with the comparable periods of 2003 due to increasing acceptance of drug-coated stents. The agreement with Guidant expires in 2008, unless terminated sooner, and provides for minimum annual royalties of $250,000.

        Cost of Product Revenue. The cost of product revenue increased 400% to $665,000, or 63% of product revenue, in the three months ended September 30, 2004 from $133,000, or 47% of product revenue, in the three months ended September 30, 2003. Cost of product revenue increased primarily due to the increase in the volume of Powerlink System sales and because of a greater mix of sales to distributors in Europe at lower average selling prices.

        During the third quarter of 2004, we continued significant development efforts to improve and expand our manufacturing capability. Although we believe that we have sufficient capacity and resources to support the production requirement we are forecasting through 2005, we plan to develop our manufacturing capability to support our sales plans thereafter. See Liquidity and Capital Resources, below, for more information about our manufacturing development projects.

        Research, Development and Clinical. Research, development and clinical expenses were $1.5 million in the three months ended September 30, 2004 and September 30, 2003. A reduction in expenditures for clinical studies of our legacy radiation therapy system, the RDX System, was offset by an increase in expenditures for the development of the Powerlink System in the third quarter of 2004.

        We continue to conduct new product research and development for our Powerlink System product line, and we anticipate continuing enrollment in the suprarenal arm of our pivotal U.S.

clinical trials throughout 2004. We expect to begin enrollment in a third arm of our pivotal U.S. clinical trials for a study of a large diameter cuff later in 2004. We believe we will be able to treat a broader patient population, using a large diameter cuff with our Powerlink System stent grafts.

        Marketing and Sales. Marketing and sales expenses increased 332% to $791,000 in the three months ended September 30, 2004 from $183,000 in the three months ended September 30, 2003. The increase in costs for third quarter 2004 marketing and sales expenses resulted from increased staffing in anticipation of a second half 2004 launch of our infrarenal Powerlink System. We anticipate that marketing and sales expenses over the remainder of 2004 will be materially higher than those for the same period of 2003 as we increase our direct sales force in the U.S., and initiate our focused launch of the Powerlink System in the fourth quarter.

        General and Administrative. General and administrative expenses totaled $914,000 in the three months ended September 30, 2004, compared to $652,000 in the three months ended September 30, 2003. Key reasons for the 40% increase were costs for the review of our internal controls over financial reporting, as required under section 404 of the Sarbanes-Oxley Act, severance charges related to the departure of our former chief financial officer, and a bad debt recovery of $104 in 2003. We anticipate that general and administrative expenses over the remainder of 2004 will be higher than those for the same period of 2003.

        Other Income (Expense). Other income increased 49% to $94,000 in the three months ended September 30, 2004, compared to $63,000 in the same period of 2003. The increase was due primarily to an increase in interest income of $44,000 resulting from a higher average cash balance, including $15.4 million in proceeds from a private offering of common stock in March 2004, somewhat offset by the effect of a lower weighted average interest rate for the invested cash.

Comparison of the Nine Months Ended September 30, 2004 and 2003

        Product Revenue. Product revenue increased 113% to $2.3 million in the nine months ended September 30, 2004 from $1.1 million in the nine months ended September 30, 2003. Product revenue increased primarily because of sales to Edwards totaling $1.2 million.

        License Revenue. License revenue decreased 44% to $1.1 million in the nine months ended September 30, 2004 from $2.0 million in the nine months ended September 30, 2003. We believe that the reduction in license revenue is due primarily to the introduction of non-royalty bearing products by Guidant and sales of drug-coated stents in the U.S.

        Cost of Product Revenue. The cost of product revenue increased 166% to $1.3 million, or 58% of product revenue, in the nine months ended September 30, 2004 from $498,000, or 47% of product revenue, in the nine months ended September 30, 2003. Cost of product revenue increased primarily because of an increase in the volume of product sales. The increase in cost of product revenue as a percentage of product revenue, was due primarily to an increase in sales to international distributors as a percent of total sales, which are typically sold at a significantly lower average price than the average selling price paid by U.S. hospitals.

        Research, Development and Clinical. Research, development and clinical expenses decreased 9% to $4.6 million in the nine months ended September 30, 2004 from $5.1 million in the nine months ended September 30, 2003. The decrease resulted primarily from a decrease in legacy radiation catheter technology clinical trial costs as the trials were nearly completed in 2003.

        Marketing and Sales. Marketing and sales expenses increased 168% to $1.7 million in the nine months ended September 30, 2004 from $620,000 in the nine months ended September 30, 2003. The increase in costs for the first nine months of 2004 occurred because of the increase in sales and marketing staffing in anticipation of the launch of our infrarenal Powerlink System in the U.S. market.

        General and Administrative. General and administrative expenses increased 64% to $2.4 million in the nine months ended September 30, 2004 from $1.5 million in the nine months ended September 30, 2003. The increase in expenses for the first nine months of 2004, compared with the same period of 2003, was due primarily to a reimbursement of $468,000 for legal and other expenses as part of a settlement in the first quarter of 2003 with Jomed-Endsonics, which is described in Note 11 to the unaudited Condensed Consolidated Financial Statements, and net bad debt recoveries of $104,000 in the 2003 period; combined with expenses of $186,000 related to our review of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, and severance charges related to the departure of our former chief financial officer.

        Other Income (Expense). Other income decreased 10% to $225,000 in the nine months ended September 30, 2004, compared to $251,000 in the same period of 2003. The decrease in other income for the first nine months of 2004 compared with the same period of 2003 was primarily due to a decrease in interest income of $18,000. The decrease was a result of the 2003 settlement with Jomed-Endosonics, described above, partially offset by the net effect of a higher average cash balance, and a lower weighted average interest rate on investments during the 2004 period.

Liquidity and Capital Resources

        For the nine months ended September 30, 2004, we incurred a net loss of $6.4 million. As of September 30, 2004, we had an accumulated deficit of $80.3 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding of our operations. In July 2003 and March 2004, we completed two private placements of our common stock, resulting in aggregate net proceeds of $23.8 million.

        At September 30, 2004, we had cash, cash equivalents and marketable securities available for sale of $24.6 million. We believe that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2005. We expect to continue to incur substantial costs and cash outlays in 2004 to support Powerlink research and development, manufacturing capability development, and the U.S. market launch of the Powerlink System. However, if we fail to effectively penetrate the market following the launch of the Powerlink product, or if we fail to reduce certain discretionary expenditures, if necessary, we may need to seek additional sources of financing. We may not be able to obtain such financing on acceptable terms or at all, which would adversely affect the operations of our business.

        In February 1999, the former Endologix agreed to purchase a key component for its Powerlink product from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. In the first nine months of 2004, the Company purchased $1,188 of materials towards fulfilling its 2004 purchase commitment. To complete fulfilling its 2004 unit purchase commitment, which the Company estimated to cost approximately $622, and to purchase additional inventory in anticipation of receipt of FDA approval to commercially distribute devices using the component, the Company committed to purchasing, and the supplier agreed to provide, approximately $1,140 in components at existing prices. Because the Company has now received FDA approval to commercially distribute devices using the component, the terms of the agreement provide that prices for subsequent orders for the component will increase materially. However, the Company does not expect the increase to have a material impact on the financial results of the Company.

        In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Over a period through March 2006, we anticipate spending approximately $1.7 million for this project. The terms of the agreement also provide for estimated milestone payments totaling $520,000. During the third quarter and first nine months of 2004, we incurred costs of approximately $214,000 and $289,000, respectively, associated with this capital project. We can terminate the agreement on 15 days notice, and we would be responsible for costs incurred to the date of termination.

Our future capital requirements will depend on many factors, including:

o	market acceptance of the Powerlink System;
o	the development of sales and marketing resources;
o	the success of our research and development programs for future products;
o	the clinical trial and regulatory approval process for future products;
o	the costs involved in intellectual property rights enforcement or litigation;
o	competitive factors;
o	our requirements for additional manufacturing capacity;
o	the establishment of collaborative relationships with other parties.

        In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $1.5 million under certain parameters. As of September 30, 2004, we have repurchased an aggregate of 495,000 shares for $661,000, with the last such purchase in the quarter ended September 30, 2003.

        Accounts Receivable. Trade accounts receivable, net, increased 169% to $643,000 at September 30, 2004 from $239,000 at December 31, 2003. The increase is due primarily to an increase in sales to Edwards, a new European distributor. As of September 30, 2004, receivables from Edwards amounted to $413 or 64% of total accounts receivable, net.

        Other Receivables. Other receivables decreased 54% to $301,000 at September 30, 2004 from $656,000 at December 31, 2003 due to the decrease in royalties receivable from Guidant. See Comparisons of Quarters Ended September 30, 2004 and 2003 in subsection License Revenue, regarding Guidant royalty revenues, above.

    Inventories.        Inventories increased 14% to $3.2 million at September 30, 2004 from $2.8 million at December 31, 2003. The increase is due to purchases of a key component of the Powerlink product from Bard Peripheral Vascular Systems, in anticipation of FDA approval for the product. FDA approval is expected to result in a significant increase in manufacturing requirements for this component.

        Deferred Income Taxes. Because of our continuing operating losses and the uncertainty of realization of our net, deferred income tax asset, we recorded an offsetting valuation allowance equal to 100% of the net deferred income tax asset.

        Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 28% to $1.9 million at September 30, 2004 from $1.5 million at December 31, 2003. The increase is attributable primarily to an increase in purchases from Bard Peripheral Vascular Systems for a key component of our Powerlink System, and increases in other payables as a result of our preparations for the Powerlink launch in the U.S.

        Accrued Compensation. During 2004, the Company has issued Performance Units to certain employees in the U.S. Sales organization under its 2004 Performance Compensation Plan. Accrued compensation related to this plan in 2004 is $300,000. See Note 2 to the unaudited Condensed Consolidated Financial Statements for a further description of the Performance Plan.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments include cash and short-term investment grade debt securities. At September 30, 2004 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. Our agreement with Edwards requires that transactions are made in Euros. Other than that, the majority of our assets, expenses and revenues are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at September 30, 2004.

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

OTHER INFORMATION

Items 1-5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as AdoptedPursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 6, 2004 announcing the financial results for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC

Date: November 10, 2004	/s/ Paul McCormick _______________________________________________ Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2004	/s/ Robert J. Krist _______________________________________________ Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002