Form 10-K
period 2004-12-31
ENDOLOGIX INC /DE/
filed 2005-03-31
CIK 1013606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to .
Commission file number: 000-28440
Endologix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
13900 Alton Parkway, Suite 122, Irvine, California 92618
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (949) 595-7200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.
      Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $113,405,503 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market for June 30, 2004, the last trading date of our second fiscal quarter).
      On March 7, 2005, approximately 31,904,746 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2005.

ENDOLOGIX, INC.
ANNUAL REPORT ON
FORM 10-K
For the Fiscal Year Ended December 31, 2004

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

•	market acceptance of our Powerlink® System;

•	our ability to effectively manage our anticipated growth;

•	our ability to protect our intellectual property rights and proprietary technology;

•	research and development of our products;

•	development and management of our business and anticipated trends of our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to compete;

•	general economic and business conditions; and

•	other risks set forth under “Additional Factors Affecting Our Business” in this Annual Report on Form 10-K.
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

Introduction
      We develop, manufacture, sell and market minimally invasive therapies for the treatment of cardiovascular disease. Our products, the Powerlink System and PowerWebtm System, are catheter-based alternative treatments for abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is approximately 75%, making it the 13th leading cause of death in the United States today.
      The Powerlink System, and its predecessor the PowerWeb System, is a catheter and endoluminal graft, or ELG, system. The self-expanding cobalt chromium alloy stent cage is covered by ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurysmal” section of the aorta, reducing pressure and the potential for the aorta to rupture. We believe that implantation of our products will reduce the mortality and morbidity rates associated with conventional AAA surgery, as well as provide a clinical alternative to many patients that could not undergo conventional surgery.
      Prior to developing the Powerlink System, we developed various catheter-based systems to treat cardiovascular disease. We licensed our proprietary Focus balloon technology to Guidant Corporation for use in Guidant’s coronary stent delivery systems. Sales of our Powerlink System in Europe, to U.S. clinical trial sites, and royalties from the Guidant license are the primary sources of our reported revenues.
      We were incorporated in California in March 1992 under the name Cardiovascular Dynamics, Inc. and reincorporated in Delaware in June 1993. In January 1999, we merged with privately held Radiance Medical Systems, Inc. and changed our name to Radiance Medical Systems, Inc. and in May 2002, we merged with privately held Endologix, Inc., and changed our name to Endologix, Inc.

Industry Background
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
      For years, physicians have been interested in less invasive methods to treat AAA disease as an alternative to the current standard of surgical repair. The high morbidity and mortality rates of surgery are well documented, yet medical pharmacological management for this condition carries the catastrophic risk of aneurysm rupture. Physicians and commercial interests alike began investigating catheter-based alternatives to repair an aneurysm from within, utilizing surgical grafts in combination with expandable wire cages or scaffolds to exclude blood flow and pressure from the weakened segment of the aorta.
      We believe the appeal of the Powerlink System for patients, physicians, and health-care payors is compelling. The conventional treatment is a highly invasive, open surgical procedure requiring a large incision in the patient’s abdomen, withdrawal of the patient’s intestines to provide access to the aneurysm, and the cross clamping of the aorta to stop blood flow. This procedure typically lasts two to four hours and is performed under general anesthesia. This surgery has an operative mortality rate estimated to range from 4%

to 10%. In addition, complication rates vary depending upon patient risk classification, ranging and from 15% for low-risk patients to 40% for high-risk patients. The typical recovery period for conventional AAA surgery includes a hospital stay of 10 to 15 days and post-hospital convalescence of 8 to 12 weeks. Our minimally invasive treatment of AAA requires only a small incision in the femoral artery of the leg, minimizing both hospital lengths of stay and the amount of time required for convalescence. Many patients can be treated utilizing only a local or regional anesthesia.

Market Opportunity
      In the United States alone, an estimated 1.7 million people have an AAA, yet there are only about 220,000 diagnosed each year. Although AAA is one of the most serious cardiovascular diseases, most AAAs are never detected. Approximately 70% to 80% of AAA patients do not have symptoms at the time of initial diagnosis, and AAAs generally are discovered inadvertently during procedures to diagnose unrelated medical conditions. Once an AAA develops, it continues to enlarge and if left untreated, becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured aneurysms is approximately 75%. We estimate that each year, of those patients diagnosed with AAA, approximately 50,000 to 60,000 undergo conventional surgery, 15,000 to 20,000 are treated with a commercially available ELG, and the remainder are put under “watchful waiting”. AAAs generally are more prevalent in people over the age of 60 and are more common in men than in women. The market opportunity outside of the U.S. for these technologies is estimated to be equal in size to that in the U.S.
      Patients diagnosed with an AAA larger than five centimeters can be classified into one of three categories: those patients opting for elective surgery, patients who refuse surgery due to the clinical risks of an open procedure, and those who are considered at high risk for an open procedure. These high-risk patients and those refusing surgery will populate the initial patient pool for less invasive techniques. We believe that ELGs could be applied to as much as 60% of the approximately 50,000 to 60,000 surgeries performed in the United States each year.
      In addition to the current pool of potential patients, we expect that the number of persons seeking treatment for their condition will increase based on the following factors:

•	Aging Population. In 2000, the age 65 and over population in the United States numbered approximately 34 million, or 12.4% of the total population, and is expected to be 39.7 million by 2010. It is growing at a higher rate than the overall U.S. population. In the United States, the vast majority of AAA procedures are performed in patients age 65 and over.

•	Increasing Expectations of Maintaining Active Lifestyles. Baby boomers, on average, exercise more frequently and live more active lifestyles than the average American. As baby boomers age, their more active lifestyle, combined with their strong desire to maintain the quality of life to which they are accustomed, make them increasingly likely to seek minimally invasive alternatives and forego the long convalescence period required by conventional surgical alternatives.

•	Increased Screening Will Increase the Patient Pool. Medical journals report that AAA screening at age 65 reduces mortality from AAA disease. A recently published article in the Lancet, a British medical journal, demonstrated that population screening at age 65 can reduce the mortality associated with AAA and that the screening is cost effective. The U.S. Preventative Services Task Force issued its recommendation for AAA ultrasound screening for all men over the age of 65 years that have ever smoked in the February Annals of Internal Medicine. We believe that like colonoscopy or mammography, growth in the use of non-invasive, inexpensive testing and minimally invasive alternatives for treatment of AAA will increase the number of patients seeking screening for this serious medical condition.

•	Improved Endoluminal Devices. We believe improved clinical results of endoluminal repair devices should convert many “watchful waiting” and surgical candidates to ELG procedures. Next generation endovascular AAA repair systems address shortfalls of first and second-generation stent grafts, and longer follow-up should enhance acceptance of ELGs as viable therapy.

Endologix’s Products

Powerlink System
      Our Powerlink System consists of a self-expanding cobalt chromium alloy stent cage covered with ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, gaining access by a small incision through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened, or aneurysmal, section of the aorta, reducing pressure and the potential for the aorta to rupture.
      We believe the Powerlink System is a superior design that overcomes the inherent limitations of early generation devices and offers the following advantages:

•	One-Piece, Bifurcated ELG. This eliminates many of the problems associated with early generation multi-piece systems. Our products eliminate much of the guidewire manipulation required during the procedure to assemble the component parts of a modular system, thereby simplifying the procedure. In addition, in the follow-up period, there can be no limb component separation with a one-piece system. We believe this should result in continued long-term exclusion of the aneurysm, and improved clinical results.

•	Fully Supported. The main body and limbs of the Powerlink System are fully supported by a cobalt chromium alloy cage. The cobalt chromium alloy cage greatly reduces or eliminates the risk of kinking of the stent graft in even tortuous anatomies, eliminating the need for additional procedures or costly peripheral stents. Kinking may result in reduced blood flow and limb thrombosis.

•	Unique, Minimally Invasive Delivery Mechanism. The Powerlink System requires only a small surgical incision in one leg. The other leg needs only placement of a non-surgical introducer sheath, three millimeters in diameter. Other ELGs typically need surgical exposure of the femoral artery in both legs to introduce the multiple components. Our unique delivery mechanism and downsizing of the catheter permits our technology to be used in patients having small or very tortuous access vessels.

•	Self-Expanding. The stent is formed from cobalt chromium alloy in a proprietary configuration that is protected by our patent portfolio. This proprietary design expands to the proper size of the target aorta and eliminates the need for hooks or barbs for attachment. Based on our results to date, the Powerlink System has an excellent record of successful deployments.

•	Single Wire and Long Main Body Design. The long main body of the stent cage is made of a continuous piece of wire, shaped into its appropriate configuration. Migration of individual stent graft components is eliminated. In addition the long main body places the Powerlink System near or at the aortic bifurcation, which minimizes the risk of device migration during the follow-up period.

Limitations of Earlier Technology
      Our technology is dramatically different than devices currently available commercially. Despite enthusiasm by physicians and patients alike for minimally invasive technology, we believe early generation devices have achieved a limited market penetration due to design limitations and related complications. The published clinical literature details many of the deficiencies of these approaches. In our opinion, early generation devices were limited because assembly was required by the surgeon. Multi-piece, or modular, systems require assembly by the mating of multiple components to form a bifurcated stent graft within the aneurysm sac. These systems can be more difficult to implant and lead to longer operative times. In addition, there are a number of reports of component detachment during the follow-up period. Component detachment can lead to a leak and a re-pressurization of the sac. We believe this increases the risk of AAA rupture, often requiring a highly invasive, open surgical procedure to repair the detachment.

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
      Powerlink Infrarenal Bifurcated Systems. The Powerlink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The infrarenal device is made of a cobalt chromium alloy cage covered by thin-walled ePTFE for placement below the renal arteries. The self-expanding cage permits the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device making it easier for hospital purchasing patterns. We have obtained the CE Mark for this product in Europe in August 1999, and obtained U.S. FDA pre-marketing approval in October 2004. We commenced commercial sales in the U.S. in December, 2004.
      Powerlink Suprarenal Bifurcated System. The Powerlink Suprarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The suprarenal model has a segment of uncovered stent at the proximal end that permits the operator to place the device more proximally, over the opening of the renal arteries in patients with short or angulated aortic necks. The uncovered stent permits continuous blood flow to the renal arteries, thereby mitigating the risk of kidney complications. We have obtained the CE Mark for this product in Europe in August 1999, and are currently enrolling patients in an arm of a Phase II pivotal trial in the U.S.
      Powerlink Aortic Cuffs and Limb Extensions. The Powerlink Aortic Cuffs and Limb Extensions permit the physician to treat a greater number of patients. Aortic cuffs are available in 25, 28 and 34 millimeters in diameter and multiple lengths. They also are available in the infrarenal or suprarenal configurations. Limb extensions are 20 millimeters and 16 millimeters in diameter with various lengths, allowing the physician to customize the technology to a given individual. We have obtained the CE Mark for these products in Europe in October 1999 (Limb Extensions), December 1999 (25/28 Cuffs) and May 2002 (34 Cuff). We obtained U.S. FDA marketing approval in October 2004 for the 25 and 28 millimeter infrarenal cuffs, and the 20 and 16 millimeter limb extensions.
      XL Bifurcated System. The XL Bifurcated System is a stent graft that can treat AAA patients with large aortic diameters less than or equal of up to 32 millimeters in diameter in AAA patients with large aortic necks. We have obtained the CE Mark for this product in Europe in January 2003.

Clinical Trials

Powerlink and PowerWeb Systems
      We were granted conditional approval to market the infrarenal Powerlink System in the United States from the U.S Food and Drug Administration on October 29, 2004, and commenced commercial selling of the Powerlink System in the U.S. market in the fourth quarter of 2004. The conditions of approval require the standard continued post-marketing surveillance and annual update reports to the FDA and physician users. The pivotal trial included 192 test patients and 66 controls treated by conventional open surgery. Trial highlights include:

•	Powerlink System was successfully deployed in 97.9% of test patients.

•	The study demonstrated a significantly lower mortality rate for the Powerlink patients versus open surgery during the 30-day post operative period, 1.04% versus 6.06%. This occurred in spite of the mean age of the Powerlink System patients being significantly older.
      As of March 25, 2005, 101 of the 193 patients required have been enrolled for the second arm of U.S. Pivotal Phase II clinical trial for the suprarenal devices. The infrarenal and suprarenal devices are similar, except that the wire stent in the suprarenal device is extended above the graft material to allow the physician to anchor the top of the device above the renal arteries without obstructing them.
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
      In July 2002, we submitted our PowerWeb System for approval by the Japanese Ministry of Health, or MOH . We were the first company to submit for the Shonin utilizing a complete Japanese patient cohort, and we anticipate that approval will be received in the first half of 2005. We will then file the necessary Partial Change to update the system to a current configuration, as well as submit the dossier necessary to be eligible to obtain hospital reimbursement. We expect the device will be eligible for insurance reimbursement and to begin a product launch sometime in the first half of 2006.
      The PowerWeb System is the predecessor to the Powerlink System. The two designs utilize the same stent cage configuration but use different methods to link the wire forms.

RDX System
      Prior to our restructuring in 2001, we developed proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting and other interventional treatments of blockages in coronary and peripheral arteries. We incorporated our proprietary RDX technology into catheter-based systems that deliver beta radiation to the site of a treated blockage in an artery in order to decrease the likelihood of restenosis.
      We completed a U.S. pivotal trial for the RDX System and anticipated submitting safety data only to the FDA in April 2004. Following our 2001 restructuring, we decided not to pursue approval to market the RDX System from the FDA. As part of the restructuring, we discontinued our pursuit of Japanese clinical trials and stopped sales and marketing of the device in Europe and elsewhere.
      We have also completed a feasibility trial for saphenous vein grafts and peripheral vascular use of the RDX System, and the final report was submitted to the FDA in February 2004. We do not plan to file for a Phase II trial for SVG, peripheral or any other application of the device.

Our Strategy
      Our objective is to become a premier supplier of endovascular surgery products that repair diseased or damaged vascular structures as an alternative to open surgery. As part of our core strategy, we intend to:

•	Demonstrate a Significant Technology Advantage. Our strategy has been to develop technology that addresses the limitations of the early generation devices, and execute clinical studies to substantiate the superiority of the technology. Being “first to market” has not been an advantage in the AAA market thus far, as other devices approved for marketing in the United States have undergone post-approval recalls and/or temporary sales suspensions.

•	Execute a focused domestic launch of the Powerlink System. We have recruited six seasoned vascular implant sales representatives and two clinical specialists to launch the Powerlink System in the U.S. market.

•	Execute a Global Marketing Strategy and Address Key Markets. We have obtained the right to affix the CE Mark, and utilize distributors in markets outside the U.S. We have sought to limit our capital commitments by establishing sales through a distributor due to limitations on device reimbursement in Europe.

•	Continue to Develop Core Competencies and Develop Synergistic Collaborations. We believe we have demonstrated core competencies in developing catheter-based solutions that address a large unmet clinical need that we identified after close consultation with key physicians. Our focus at this time is the aortic aneurysm. In the future, we intend to develop additional devices to expand the application of our core competencies.

Marketing and Sales

Powerlink System
      United States. We have begun a focused launch of the Powerlink System in the U.S. with six sales representatives and two clinical specialists. The primary customer and decision maker for these devices in the U.S. is the vascular surgeon. The market is fairly concentrated with estimates of 1,000 to 1,500 potential general and vascular surgeons, and a limited number of interventional cardiologists and radiologists, in approximately 1,000 hospitals. As we demonstrate clinician acceptance in general use, we expect to increase the size of our domestic sales force to between 40 to 50 representatives.
      Europe. The market for ELGs in Europe is influenced by vascular surgeons, interventional radiologists and, to a lesser extent, interventional cardiologists who perform catheter directed treatment of AAA. The European market is less concentrated than the domestic market. We have obtained the right to affix the CE Mark to our family of Powerlink products. Europe represents a smaller market opportunity due to capitated hospital budgets and a selling price that is typically less than in the U.S. We currently sell our devices through Edwards Lifesciences as well as other exclusive independent distributors, supported by a direct regional manager based in Europe. We will participate in and share the costs of attending key cardiovascular conferences in Europe. We expect to continue to interface with key opinion leaders in Europe.
      Rest of World, excluding Japan. We have obtained marketing approval in a number of countries, including China, Australia, Argentina, Brazil and South Africa and have initial clinical experience in each of these locales.

PowerWeb System
      Japan. We believe we will be the first company to enter the Japanese market for ELGs with a commercial product launch in the first half of 2006, depending upon the Ministry of Health’s approval of our device, and ELG reimbursement. Cosmotec will market our technology with a combination of clinical specialists and a vascular sales force. Cosmotec has seven sales offices throughout Japan and a sales force of over 70 persons.

Legacy Products
      In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting them a 10 year license to manufacture and distribute stent delivery products using our Focus technology. The original territory for the license was the United States and Canada, but has expanded with the expiration of distribution relations in other countries. Under the agreement, technology developed by either party was to be owned by that party while technology developed jointly was to be owned jointly and included in the license at no additional cost to Guidant. If for any calendar year, after timely written notice by us to Guidant of a shortfall in royalty payments below the annual minimum royalty required, they elect not to pay us at least the minimum royalty, we can cancel the agreement. Also, as Guidant has paid to date the aggregate payment amount required under the contract, they can at any time, with or without cause, terminate the agreement upon thirty days notice. We are entitled to receive royalties on Guidant’s sales. In the year ended December 31, 2004, we recorded $952,000 in royalties. We anticipate that royalties from Guidant will continue to decline substantially in 2005 and thereafter as competition from drug-coated stents, which began in the second quarter of 2003, increases and as Guidant introduces more non-licensed products.

Manufacturing
      We manufacture our endovascular products at our facilities in Irvine, California. During 2005, we will relocate both our manufacturing and headquarters functions to a 30,200 square foot leased facility, also in Irvine.
      Our current manufacturing process is labor intensive and involves shaping and forming a cobalt chromium wire cage, sewing graft material together to form the outside skin of the device and suturing the graft material on to the cage. While we plan to make process improvements in 2005 to reduce the labor component of the production, the majority of the direct cost comes from the ePTFE graft material, which has pricing set by our agreement with Bard Peripheral Vascular Systems.
      Bard Peripheral Vascular Systems. In February 1999, we entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc for the supply of ePTFE. The supply agreement expires in December 2007 and is automatically renewable on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of the agreement, we have agreed to purchase certain quantities of ePTFE for our endovascular products, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum purchase requirements for 2002 and thereafter, and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index, with an additional increase when we receive FDA approval to commercially distribute our devices in the U.S., which occurred in October 2004.

Patents and Proprietary Information
      We have an aggressive program to develop intellectual property in the United States, Europe and Asia. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 15 U.S. patents issued, covering 331 claims, and ten pending U.S. patent applications. Our current AAA related patents begin expiring in 2017 and the last patent expires in 2019. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.
      In addition to our AAA intellectual property, we own or have the rights to 37 issued U.S. patents, one issued European patent, and one Japanese patent relating to intravascular radiation, stents, and various catheter technologies. The non AAA patents begin expiring in 2012 and the last patent expires in 2018. Our technology license to Guidant is supported by seven U.S. patents and one Japanese patent. These patents begin expiring in 2014 and the last patent expires in 2016.
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

Competition
      We believe that the primary competitive factors in the market for AAA devices are:

•	clinical effectiveness;

•	product safety, ease of use, reliability and durability;

•	ability to receive regulatory approval;

•	distribution capability;

•	time necessary to develop products successfully; and

•	price.
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
      Below is a chart that details the stent graft characteristics of the minimally-invasive AAA stent grafts being sold in Europe and/or the United States. We believe that earlier generation technology devices experienced material failures and complications due to their reliance on multi-piece designs that did not include a stent cage to support the entire graft, or designs with hooks or barbs to hold their devices in place (See the section above entitled “Limitations of Earlier Technology” for a discussion of these factors). Our Powerlink and PowerWeb stent grafts are single- piece, fully supported designs that use radial force and column strength to maintain fixation. We believe that our grafts may offer a competitive advantage.
Stent Graft Characteristics

Manufacturer/	Single	Fully
Product Name	Piece?	Supported?	Fixation	FDA Status

Endologix/Powerlink	Yes	Yes	Radial Force & Column Strength	Approved
Medtronic/AneuRx, Talent	No	Yes	Radial Force	Approved — AneuRx In Trial — Talent
Cook/Zenith	No	Yes	Radial Force & Barbs	Approved
WL Gore/Excluder	No	Yes	Radial Force & Barbs	Approved
Johnson and Johnson/Fortron	No	Yes	Radial Force & Barbs	In Trial
Tri Vascular/Enovus	Yes	polymer	Barbs & Stent	Phase 1
      In addition to the competitors mentioned above, the following companies are believed to have development programs for new devices which may compete with our products: Terumo-Vascutek, Lombard Medical.
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
      In October 2000, the CMS issued a guideline regarding the proper coding of our procedures for billing purposes. CMS instructed that code 39.71, for endovascular graft repair of aneurysm, be utilized. For purposes of hospital reimbursement, the majority of patients using the Powerlink System device will be classified under DRG 110, Major Cardiovascular Procedures with Complication/ Comorbidity. In the latest data published by CMS, the national average reimbursement for DRG 110 exceeded $23,000. In Europe, reimbursement for the procedure, including the device, typically comes from the hospital’s general fund and is usually from about half to three-quarters of the reimbursement available in the U.S.
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
      Upon obtaining the Shonin in Japan, equivalent to FDA approval of a PMA application in the U.S., our next step would be to establish the level of reimbursement, which will drive hospital pricing. We believe that the level of reimbursement in Japan will approximate that of the United States.
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
      Devices such as our Powerlink System are subject to the rigorous PMA review process with the FDA to assure safety and effectiveness. The PMA must be approved by the FDA prior to sales and marketing of the device in the United States. The PMA process is complex, expensive and time-consuming and requires the submission of extensive clinical data. The Powerlink System was approved through this PMA process in October 2004.
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

Employees
      As of December 31, 2004, we had 67 employees, including 23 in manufacturing, 10 in research and development, 9 in clinical affairs, 15 in sales and marketing and 10 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

Research and Development
      We spent $6.2 million in 2004, $6.7 million in 2003, and $6.2 million in 2002 on research and development, including clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic aneurysms, specifically abdominal aortic aneurysms. To achieve the dynamics required to rapidly implement these projects, our research and development is structured into three main development areas: New Product Development, Current Product Enhancements and Process Improvements. The objective is to bring a specific focus to each critical area of development and to facilitate multiple projects on parallel paths.

Availability of Reports
      We make available free of charge on our web site at www.endologix.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary.

Item 2.	Properties
      Currently, we lease facilities aggregating approximately 20,000 square feet in Irvine, California under various lease agreements that expire in June 2005. During 2005, we will relocate both our manufacturing and headquarters functions to a 30,200 square foot leased facility, also in Irvine.

Item 3.	Legal Proceedings
      We are a party to ordinary disputes arising in the normal course of business, including a product liability claim arising from the use of our product in a clinical trial. Management is of the opinion that the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      The annual meeting of stockholders was conducted on October 21, 2004. The following actions were taken at this meeting:

a. In the election of directors, the following is a tabulation of the votes:

	Number of Shares

			Broker
Name	For	Withheld	Non-Votes

Roderick de Greef	25,825,563	141,519	—
Paul McCormick	25,683,052	284,030	—
Gregory D. Waller	25,848,563	118,519	—
The following directors continued their terms on the Board following the annual meeting: Franklin D. Brown, Maurice Buchbinder, M.D., Edward M. Diethrich, M.D., and Jeffrey O’Donnell.

b. Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2004. The following is a tabulation of the votes:

	Number of Shares

			Broker
For	Against	Withheld	Non-Votes

25,927,542	33,072	6,468	—
      The total outstanding shares available for voting at the meeting was 31,746,961.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock commenced trading on the NASDAQ National Market on June 20, 1996 and is traded under the symbol “ELGX.” The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ National Market for the periods indicated.

	High	Low

Year Ended December 31, 2003
First Quarter	$1.91	$.91
Second Quarter	3.44	1.50
Third Quarter	4.15	2.77
Fourth Quarter	4.04	3.43
Year Ended December 31, 2004
First Quarter	$7.26	$3.73
Second Quarter	6.08	4.30
Third Quarter	6.85	4.46
Fourth Quarter	8.00	5.25
      On March 18, 2005, the closing sale price of our common stock on the NASDAQ National Market was $6.06 per share and there were 271 record holders of our common stock.

Dividend Policy
      We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The following selected consolidated financial data has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 are included herein. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$3,019	$1,395	$834	$1,111	$2,139
License	1,213	2,595	6,565	6,528	6,800

Total revenue	4,232	3,990	7,399	7,639	8,939

Cost of sales:
Cost of product sales	1,851	625	460	1,149	1,465
Cost of sales from restructuring(2)	—	—	—	601	—

Total cost of sales	1,851	625	460	1,750	1,465

Gross profit	2,381	3,365	6,939	5,889	7,474
Operating costs and expenses:
Research and development	6,159	6,711	6,155	14,605	11,508
Marketing and sales	2,718	787	982	1,305	842
General and administrative	3,548	2,083	2,435	2,582	3,097
Charge for acquired in-process research and development(1)	—	—	4,501	—	—
Restructuring charges(2)	—	—	168	4,617	—
Minority interest	—	(16)	(27)	(65)	(26)

Total operating costs and expenses	12,425	9,565	14,214	23,044	15,421

Loss from operations	(10,044)	(6,200)	(7,275)	(17,155)	(7,947)
Other income	361	285	708	1,514	2,484

Net loss	$(9,683)	$(5,915)	$(6,567)	$(15,641)	$(5,463)

Basic and diluted net loss per share	$(0.31)	$(0.23)	$(0.33)	$(1.20)	$(0.46)

Shares used in computing basic and diluted net loss per share	31,149	25,845	19,718	13,086	11,749

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,831	$4,402	$2,606	$3,327	6,311
Marketable securities available-for-sale	17,085	8,377	7,104	16,983	24,046
Working capital	23,477	15,020	9,411	15,111	23,202
Total assets	44,512	35,343	33,907	23,330	38,454
Accumulated deficit	(83,602)	(73,919)	(68,004)	(61,437)	(45,796)
Total stockholders’ equity	41,551	33,875	31,476	19,758	35,240

(1)	The charges for acquired in-process research and development for the year ended December 31, 1999 relates to our acquisition of the former Radiance Medical Systems, Inc. The charge for acquired in-process research and development for the year ended December 31, 2002 relates to our merger with the former Endologix, Inc. These charges represent the portion of the purchase price allocated to the acquired research and development projects, which, at the date of the acquisition, were in process, had not reached technological feasibility and had no alternative future use (Note 2 to the Consolidated Financial Statements).

(2)	Due to the competitive market, in order to conserve cash prior to filing a Pre-Market Approval Application with the FDA for our radiation catheter, or RDX system, and to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. The restructuring plan included the discontinuance of product manufacturing and marketing, Japanese clinical trials for the RDX system, and new research and development projects, and the involuntary termination of 55 employees. As a result of the restructuring plan, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with our third party manufacturer in Europe, Bebig GmbH, $20,000 in other non-cancelable commitments, $601,000 for the write-off of inventory that would not be used to fulfill outstanding catheter and stent technology product orders, $1.1 million for employee termination benefits, and $42,000 for other exit costs (Note 16 to the Consolidated Financial Statements).

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
      The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in “Additional Factors Affecting Our Business” and elsewhere in this Annual Report on Form 10-K.

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
      Between 1999 and 2003, our source of revenues shifted gradually from direct sales of previous catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed to Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents in exchange for milestone and royalty payments.
      Our license revenue has significantly decreased and we anticipate that it will continue to decrease during 2005 and that the sales of our Powerlink System will become our only material source of revenue by the first half of 2005.
      We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2005 due primarily to expenditures to build our sales, marketing and distribution capability. Our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. Our quarterly operating results depend upon several factors, including:

•	our ability to penetrate the market now that regulatory approval for the Powerlink System has been achieved;

•	the timing and amount of expenses associated with the ongoing clinical testing of the Powerlink system;

•	the timing and amount of expenses required to support commercial launch, and for Selling and Administrative expense;

•	varying licensed product sales by Guidant Corporation; and,

•	outcomes from future partnering or technology acquisition agreements, if any.

Company Restructuring
      Prior to 2002, we were developing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. As a result of the clinical efficacy of drug-coated stents, we determined that the market for the radiation based system likely will be limited. In order to conserve cash and to position ourselves to take advantage of strategic alternatives, we restructured our business, resulting in the wind down of the development work for the radiation catheter system.

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
      We then estimated that we would spend $6.7 million to complete the regulatory process for U.S. commercialization of the Powerlink System by mid-2004. We also estimated that we would spend $6.6 million to complete the research and development and regulatory approval process for a larger size Powerlink System for commercialization in Europe by late 2002, and in the U.S. by mid-2007.
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
      We also determined the fair value of developed technology at the merger date to be $14.1 million, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. We determined a value of $2.7 million for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by us, and a discount rate of 35%. The residual amount of $3.6 million was allocated to goodwill. The developed technology that we acquired consisted of a large diameter (34 mm) cuff, which would be used to adapt a Powerlink System to patients with larger diameter aortas, and the Powerlink System. Although we do not believe that there has been a material change to the development timeline or costs for the technologies, our development of the European market for these technologies did take longer than we had projected. As a result, we did not realize the sales revenue and operating results originally projected for 2003. We did not meet the projected results for 2004 due to a later than expected U.S. regulatory approval date for the Powerlink System. We originally projected such approval for the infrarenal Powerlink System in the first half of 2004 but it occurred in the fourth quarter of 2004. As a result, product sales and operating results for 2004 were adversely affected. We do not, however, believe that the projected results over the lives of the assets will be adversely affected. Failure to achieve projected results, which could for example result from delays in the development of the technology, or our inability to gain regulatory approval in key markets, will adversely affect our future operating results and financial condition and may result in a write-down or write-off of intangible assets acquired in the merger. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. See Note 2 to the consolidated financial statements for further description of the accounting for the merger.

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
      The following significant accounting policies and estimates were used in the preparation of the consolidated financial statements:

Revenue Recognition and Accounts Receivable
      We comply with the revenue recognition guidelines in Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue when all of the following criteria are met:

•	Persuasive evidence of a fully executed arrangement exists (a customer specific contract or a valid purchase order from an approved customer)

•	The sales price is fixed or determinable

•	Collection of the relevant receivable is probable at the time of sale

•	Products have been shipped and the customer has taken ownership and assumed risk of loss
      We earn royalty revenue, which is included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties are recognized upon the sale of products subject to the royalty, by the third party.
      We do not offer rights of return or price protection and does not have any post delivery obligations other than warranty.
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

Inventories
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

Goodwill, Intangible Assets and Long-Lived Assets
      We record an impairment charge, or expense, for long-lived assets whenever events or changes in circumstances indicate that the value recorded for the asset may not be recoverable. Future changes in operations could cause us to write down the asset (i.e., record an expense) to better reflect our current estimate of its value. Our goodwill will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill is impaired. Factors that may impact whether there is a potential impairment include a significant decrease in our stock price and our evaluation of a control premium that may be used when estimating our total fair value. Our stock price may continue to decline, or other factors may arise, which could result in goodwill impairment in future periods.

Income Taxes
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

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003
      Product Sales. Sales increased to $3.0 million in 2004 from $1.4 million in 2003. U.S. sales increased from $200,000 to $400,000, and sales to distributors outside the U.S. increased from $1.2 million to $2.6 million. Sales to Edwards LifeSciences AG commenced in the second quarter of 2004, and were $1.6 million in total in 2004. Other than Edwards LifeSciences AG, only Bolton Medical Italia S.p.A. accounted for more than 10% of product sales in 2004. Sales to this distributor in 2004 were $474,000.
      Sales within the U.S. were substantially comprised of Powerlink Systems for clinical trial cases. We believe that product sales in 2005 will be substantially higher than in 2004, in particular commercial sales of Powerlink infrarenal products in the United States following the October 2004 approval by FDA.
      License Revenue. License revenue decreased 53% to $1.2 million in 2004 from $2.6 million in 2003. Royalties on licensed product sales by Guidant decreased to $952,000 from $2.3 million in 2003. Starting in September 2002, we believe that Guidant replaced certain licensed products with unlicensed products in the United States. We also believe that the introduction of drug coated stents in early 2003 has had a material negative effect on Guidant’s sale of licensed product. We believe these trends will continue, and that royalties from Guidant may approach the minimum annual amount of $250,000 in 2005. License revenue from Escalon Medical Corporation were at the minimum $261,000 in both 2004 and 2003. Our license agreement with Escalon expired in October 2004.
      Cost of Product Revenue. The cost of product revenue increased to $1.9 million from $625,000 in 2003. This increase is attributable to the higher unit volume of product sales in 2004 compared to 2003.
      Gross Profit. Gross profit decreased 29% to $2.4 million in 2004 from $3.4 million in 2003. The decrease in gross profit resulted from the $1.4 million decline in royalties received from Guidant, which do not have an associated cost of revenue.
      Gross profit on product sales increased 52% to $1.2 million from $770,000 in 2003 because product sales volume more than doubled in 2004 from 2003. Gross profit, as a percentage of product sales decreased to 38.7% in 2004 from 55.2% in 2003. This decrease in gross profit margin was due to a charge of $244,000 for excess and obsolete inventories in 2004 due to expiring product. In 2003, we had a benefit of $93,000 related to the recovery of previously reserved inventory. We believe that gross profit dollars will increase significantly due to substantially higher commercial sales of the Powerlink infrarenal product in the U.S. We expect that gross profit as a percentage of product revenues will also increase.
      Research, Development and Clinical. Research, development and clinical expenses decreased by 8% to $6.2 million from $6.7 million in 2003. The decrease resulted primarily from a reduction in legacy radiation catheter technology clinical trial costs, as those trials were nearly completed in 2003. Costs for the Powerlink infrarenal clinical study also declined significantly as new enrollments were completed in 2004. We expect that research, development, and clinical expense will remain in the range between $6.0 to $7.0 million in 2005.

      Marketing and Sales. Marketing and sales expenses increased by 245% to $2.7 million from $787,000 in 2003. This increase was due to staffing increases in sales, marketing support, and customer services functions in anticipation of the commercial launch of the infrarenal Powerlink System in the U.S. market which occurred in the fourth quarter of 2004. We expect that sales and marketing expense will continue to increase at a substantial pace in 2005.
      General Administrative. General and administrative expenses increased 71% to $3.5 million from $2.1 million in 2003. The increase in expenses in 2004 was due primarily to expenses of $398,000 related to our review of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Additionally, the total in 2003 reflects a reimbursement of $468,000 for legal and other expenses as part of a settlement in the first quarter of 2003 with Jomed-Endosonics, and net bad debt recoveries of $136,000. We expect that general and administrative expenses will increase in 2005, but decline meaningfully as a percentage of revenue.
      Other Income (Expense). Other income increased 30% to $361,000 from $277,000 in 2003, driven by $37,000 higher interest income and $28,000 of foreign currency exchange gains in the 2004 period. The increase in interest income was more than accounted for by a higher average invested cash balance in 2004, which resulted from a private placement of 3,200,000 shares of our common stock at $5.10 per share which yielded aggregate net proceeds of $15.3 million in March 2004. In 2003, $94,000 was interest income recorded as part of a legal settlement with Jomed-Endosonics Corporation. There was no corresponding amount in 2004.

Comparison of Years Ended December 31, 2003 and 2002
      Product Sales. Sales increased 67% to $1.4 million in the year ended December 31, 2003 from $834,000 in the year ended December 31, 2002. While adversely impacted by lower U.S. clinical trial sales, product revenue for 2003 significantly increased, primarily due to the impact in 2003 of a full year of Powerlink product sales, compared with seven months of Powerlink product sales in 2002, following the merger with former Endologix. Our U.S. clinical trial sales for 2003 decreased, compared with 2002 as we completed enrollment in the infrarenal arm of our pivotal U.S. clinical trial in the first quarter of 2003, and we stopped enrollment in the suprarenal arm of the trial for six months while we awaited review of the interim results by our data safety monitoring board, which occurred in November 2003.
      License Revenue. License revenue decreased 60% to $2.6 million in the year ended December 31, 2003 from $6.6 million in the year ended December 31, 2002. Our technology license agreement with Guidant resulted in $2.3 million and $6.0 million in royalties in 2003 and 2002, respectively. We recognized $196,000 in minimum royalties in 2002 and $261,000 in minimum royalties in 2003, under our agreement with Escalon Medical Corporation. We recognized $360,000 in deferred distributor fees in 2002 and none in 2003 under a distribution agreement with Cosmotec Ltd., regarding the distribution of our radiation therapy products in Japan through our joint venture. In December 2002 we agreed with Cosmotec not to distribute the products and to dissolve the joint venture, at which time we recognized the remaining deferred distributor fee of $299,000 as revenue.
      Cost of Product Revenue. The cost of product revenue increased 36% to $625,000 in the year ended December 31, 2003 from $460,000 in the year ended December 31, 2002. This increase was attributable primarily to having a full year of AAA product sales in 2003 and only seven months of AAA product sales in 2002. Secondarily, the cost of product revenue for 2002 included a $64,000 write-off of RDX product inventory.
      Gross Profit. Gross profit decreased 52% to $3.4 million in the year ended December 31, 2003 from $6.9 million in the year ended December 31, 2002. The decrease in gross profit was due primarily to a decrease in royalties received from Guidant, which do not have an associated cost of product revenue.
      Gross profit on product sales increased 106% to $770,000 in the year ended December 31, 2003 from $374,000 in the year ended December 31, 2002, attributable primarily to having a full year of AAA product sales in 2003 and only seven months of AAA product sales in 2002. In addition, 2002 results included an

$80,000 charge for product exchanges as part of the settlement and release agreement with two European distributors.
      Research and Development. Research and development expenses increased 9% to $6.7 million in the year ended December 31, 2003 from $6.2 million in the year ended December 31, 2002. The increase resulted primarily from an increase in Powerlink technology development expenses of $3.2 million, partially offset by a decrease of $2.7 million in spending on radiation technology development as we were nearing the completion of the related clinical studies.
      Marketing and Sales. Marketing and sales expenses decreased 20% to $787,000 in the year ended December 31, 2003 from $982,000 in the year ended December 31, 2002. This decrease was primarily the result of a reduction in sales and marketing administrative staffing.
      General and Administrative. General and administrative expenses decreased 14% to $2.1 million in the year ended December 31, 2003 from $2.4 million in the year ended December 31, 2002. The decrease resulted primarily from a reimbursement in 2003 of legal costs and expenses of $468,000, which were previously expensed as general and administrative expenses, as part of a legal settlement with Jomed-Endosonics, now part of Volcano Therapeutics. A further reduction in general and administrative expenses resulting from bad debt recoveries of $136,000 and lower legal costs of $122,000, were offset by increases in outside service costs of $131,000, including strategic advisor fees, insurance costs of $114,000 and audit costs of $50,000.
      Charge for Acquired In-Process Research and Development. We recognized a charge of $4.5 million in the year ended December 31, 2002 as a result of the merger with the former Endologix.
      Restructuring Charges. We recognized restructuring charges totaling $168,000 in the year ended December 31, 2002 based upon our reassessment and elimination of estimated sub-lease income which we anticipated receiving.
      Other Income (Expense). Other income decreased 60% to $285,000 for the year ended December 31, 2003 from $708,000 in the year ended December 31, 2002. The decrease in other income was due primarily to the decrease in interest income of $306,000, resulting from a lower average cash balance and a lower average interest rate on invested cash.
Liquidity and Capital Resources
      For the year ended December 31, 2004, we incurred a net loss of $9.7 million. As of December 31, 2004, we had an accumulated deficit of $83.6 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding of our operations. In July 2003 and March 2004, we completed two private placements of our common stock, resulting in aggregate net proceeds of $23.7 million.
      At December 31, 2004, we had cash, cash equivalents and marketable securities available for sale of $21.9 million. We believe that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2005. We expect to continue to incur substantial costs and cash outlays in 2005 to support Powerlink research and development, manufacturing capability development, and the U.S. market launch of the Powerlink System. However, if we fail to effectively penetrate the AAA market with the Powerlink product, or if we fail to reduce certain discretionary expenditures, if necessary, we may need to seek additional sources of financing. We may not be able to obtain such financing on acceptable terms or at all, which would adversely affect the operations of our business.
      In December 2004, the board of directors approved the funding for a plan to relocate both our manufacturing and headquarters functions to a 30,200 square foot leased facility, located in Irvine, CA. We anticipate spending approximately $1.5 million during 2005 for the construction of leasehold improvements, clean room space, equipment, and furniture for this facility.

      The timing and amount of our future capital expenditure requirements will depend on many factors, including:

•	the rate of market acceptance of the Powerlink System;

•	our requirements for additional manufacturing capacity;

•	our requirements for additional office space; and

•	the success of our research and development programs for future products.
      In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $1.5 million under certain parameters. As of December 31, 2004, we have repurchased an aggregate of 495,000 shares for $661,000, with the last such purchase in the quarter ended September 30, 2003.
      Accounts Receivable. Trade accounts receivable, net, increased 45% to $347,000 at December 31, 2004 from $239,000 at December 31, 2003. The increase is due primarily to an increase in sales to Edwards, a new European distributor in 2004. As of December 31, 2004, receivables from Edwards amounted to $73,000 of the total net amount due.
      Other Receivables. Other receivables decreased 64% to $233,000 at December 31, 2004 from $656,000 at December 31, 2003. This was due to the decrease in royalties receivable from Guidant. See comparisons of 2004 and 2003 in subsection License Revenue, regarding Guidant royalty revenues, above.
      Inventories. Inventories increased 43% to $4.0 million at December 31, 2004 from $2.8 million at December 31, 2003. The increase is due to purchases of a key component of the Powerlink product from Bard Peripheral Vascular Systems, in advance of FDA approval for the product. Receipt of FDA approval in October, 2004 is expected to result in a significant increase in future manufacturing requirements for this component.
      Deferred Income Taxes. Because of our continuing operating losses and the uncertainty of realization of our net deferred income tax asset, we recorded an offsetting valuation allowance equal to 100% of the net deferred income tax asset at both December 31, 2004 and December 31, 2003.
      Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 88% to $2.8 million at December 31, 2004 from $1.5 million at December 31, 2003. The increase is attributable primarily to an increase in purchases from Bard Peripheral Vascular Systems for a key component of our Powerlink System, a higher accrual for management bonuses earned in 2004 as compared to 2003, a higher accrual for audit fees, and increases in other payables as a result of our preparations for the Powerlink System launch in the U.S.
      Accrued Compensation. During 2004, we issued performance units to certain employees under our 2004 Performance Compensation Plan. Accrued compensation related to this plan in 2004 was $522,000.

Commitments
      In February 1999, the former Endologix agreed to purchase a key component for its Powerlink product from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, we have agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index. We are economically dependent on this vendor, which is the sole source for this key component.

      During 2004, we purchased $1.8 million of such materials, which fulfilled its 2004 purchase commitment. Because we have now received FDA approval to commercially distribute devices using the component, the terms of the agreement provide that prices for subsequent orders for the component will increase significantly.
      As of December 31, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Total	2005	2006	2007	2008	2009	Thereafter

	($ in 000’s)
Contractual Obligations
Operating lease obligations	$1,787	$382	$315	$325	$334	$344	$87
Purchase obligation(a)	10,254	2,953	3,396	3,905

	$12,041	$3,335	$3,711	$4,230	$334	$344	$87

(a)	Represents estimates of obligations under the Bard Peripheral Vascular Systems component purchase contract. The total cost of the components is determined by the mix of sizes of graft material that we purchase, as well as the number of components purchased. Under the agreement, each year we must buy 115% of the minimum or actual number of units purchased, whichever is higher, in the prior year. The cost of the component is determined by the size of the graft piece purchased, and we do not currently know what sizes we will be purchasing after 2004. For 2005, we estimated the sizes to be purchased and for years thereafter until the contract terminates at the end of 2007, we assumed that the minimum amount purchased increased 15% each year. Please see the paragraph, above, for more information on the Bard Peripheral Vascular Systems agreement.
      In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Over a period from January 2005 through March 2006, we anticipate spending approximately $922,000 for this project. In addition, the terms of the agreement also provide for estimated milestone payments totaling $520,000. During 2004, we incurred costs of approximately $565,000 associated with this capital project. We can terminate the agreement on 15 days notice, and we would be responsible for costs incurred to the date of termination.

Additional Factors Affecting Our Business

Our success depends on the safety and efficacy of the Powerlink System in general use.
      While we have demonstrated the safety and efficacy of the Powerlink System in our clinical studies with our clinical investigators, market acceptance will depend on similar results with the Powerlink System in general use. Any significant difficulties or adverse events encountered in general use will impair the success of the Powerlink System and our business.

Our success depends on the growth in the number of AAA patient treated with endovascular devices.
      Of the estimated 1.7 million people with AAA in the U.S., only about 220,000 are diagnosed annually, and of that amount only about 15,000 to 20,000 are treated with an endovascular device. Our success with our Powerlink System will depend an increasing percentage of patients with AAA being diagnosed at earlier stages and any increasing percentage of those receiving endovascular, as opposed to open surgery procedures. Initiatives to increase screening for AAA are underway but are out of our control and such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA, at an earlier stage, will impede sales of Powerlink Systems.

Our success depends on convincing a concentrated customer base of vascular surgeons and a limited number of interventional radiologists and cardiologists to use our product over alternative products and treatment modalities.
      The physicians currently treating AAA have choices in treatment approach, one of which is endovascular AAA stent graft placement. There are several competing endovascular stent grafts to choose from and we expect that number to increase. Increasing revenues from sales of Powerlink Systems will depend on our new marketing and sales team demonstrating that the Powerlink System is a superior treatment alternative to watchful waiting, open surgery and competitive products. We believe that this will required continued demonstration through clinical data and personal experience of the efficacy of the Powerlink System.
      While we intend to commit substantial resources to our marketing efforts, our competitors have superior resources to market and promote their endovascular stent graft products. The most prominent devices that pose a competitive challenge to us include:

•	Medtronic’s AneuRx, W.L. Gore’s Excluder, and the Cook Zenith AAA system which are available in the U.S. and Europe;

•	other AAA graft Systems by Medtronic, and Johnson & Johnson, which currently have more limited availability, and

•	other technologies in various phases of development, including pharmaceutical solutions.
      Any of these treatments could prove to be more effective or may achieve greater market acceptance than the Powerlink System. Even if these treatments are not as effective as the Powerlink System, many of the companies pursuing these treatments and technologies have:

•	significantly greater financial, management and other resources;

•	more extensive research and development capability;

•	established market positions; and

•	larger sales and marketing organizations.
      In addition, we believe that many of the purchasers and potential purchasers of our competitors’ products prefer to purchase medical devices from a single source. Accordingly, many of our competitors will have an advantage over us because of their size and range of product offerings. Any failure of our PowerLink System to achieve clinical and commercial acceptance over our competitors will harm our business.

We cannot predict the extent to which third-party payors may provide reimbursement for the use of the Powerlink System.
      Our success in marketing the Powerlink System depends in large part on whether domestic and international government health administrative authorities, private health insurers and other organizations will reimburse customers for the cost of our product. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Further, many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. If sufficient reimbursement is not be available for the Powerlink System, or other any product that we may develop, in either the United States or internationally, the demand for our products will be adversely affected.
      If government and third party payors do not provide adequate coverage and reimbursement for our Powerlink products, it will be very difficult for us to market our products to physicians and hospitals, and we may not achieve commercial success.

We are focused heavily on a single technology, the Powerlink System.
      We have focused heavily on the development and commercial launch of a single technology, the Powerlink System because of limited resources. If we are unable to successfully commercialize the existing Powerlink System and reach positive cash flow from operations, we will be constrained in our ability to fund development and commercialization improvements and other product lines.

We expect to incur losses for the foreseeable future and may never achieve profitability.
      From our formation in 1992 to December 31, 2004, we have incurred a cumulative net loss of approximately $83.6 million. We incurred a net loss of $9.7 million for the year ended December 31, 2004 and incurred a net loss of $5.9 million for the year ended December 31, 2003. Although we did receive FDA marketing approval for the Powerlink System in 2004, we do not expect to be profitable in 2005, and it is possible that we may never achieve profitability.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter. This fluctuation may negatively impact our stock price in the future.
      We cannot predict revenues for the sales of the Powerlink System. Our quarterly revenues and results of operations may fluctuate in the future due to:

•	physician acceptance of the Powerlink System;

•	the conduct of clinical trials;

•	the timing of regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	variations in foreign exchange rates; and

•	changes in third-party payors’ reimbursement policies.
      Therefore, we believe that period to period comparison of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet investor expectations or those of public market analysts.
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
      Our products must comply with regulatory requirements imposed by the FDA and similar agencies in foreign countries. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive FDA review process and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA pre-market approval process;

•	California Department of Health Services requirements;

•	ISO 9001:1994 and ENISO 13485:2000; and

•	European Union CE Mark requirements.

      Government regulation may impede our ability to conduct continuing clinical trials of Powerlink System enhancements and to manufacture the Powerlink System and other prospective products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The FDA and other regulatory agencies may not approve any of our products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could impede our marketing of any proposed products and reduce our product revenues.
      Our products remain subject to strict regulatory controls on manufacture, marketing and use. We may be forced to modify or recall our product after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material effect on the reputation of our products and on our business and financial position.
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

Regulatory approval of our products in Japan may be delayed or denied.
      In Japan, we have completed our clinical trials for the PowerWeb System and are working with the Ministry of Health for regulatory approval. While we believe that we will receive regulatory approval in Japan in the first half of 2005, because this is the first AAA device submitted for approval, it is difficult for us to determine when or whether the device will be approved and if approved, when and whether the technology will obtain hospital reimbursement from the Japanese Medical authorities and permit commercialization.
      In addition, any new product, or design, vendor or material change to the PowerWeb or Powerlink System may require regulatory approval. If we do not receive regulatory approval, we will not be able to commercialize the product.

If we fail to increase our direct sales force in a timely manner, our business could suffer.
      We have a limited domestic direct sales force and we utilize a distribution network for sales outside of the U.S. We expect to utilize a distribution network in connection with our intended future launch of sales in Japan. As we launch new products and increase our marketing efforts with respect to existing products, we will need to significantly expand the number of our direct sales personnel. The establishment and development of a more extensive sales force will be expensive and time consuming. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate and retain qualified sales personnel and thereby increase our sales force, we may not be able to increase our revenues.

Our third-party distributors may not effectively distribute our products.
      We depend on medical device distributors and strategic relationships for marketing and sales of our PowerLink System outside the United States. We will depend directly on these distributors’ efforts to market our product, yet we will be unable to control their efforts completely. If our distributors fail to market and sell our products effectively, our operating results and business may suffer substantially, or we may have to make significant additional expenditures to market our products.

If we fail to properly manage our anticipated growth, our business could suffer.
      We may experience periods of rapid growth and expansion, which could place a significant strain on our limited personnel and other resources. In particular, the relocation and expansion of our manufacturing facility and the ongoing increase in our direct sales force will require significant management, technical and administrative resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must successfully relocate our manufacturing capability in 2005, and substantially increase as required by customer demand. We may in the future experience difficulties in increasing production, including problems with production yields and quality control and assurance, component supply, and shortages of qualified personnel. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues. Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth we will need to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We rely on a single vendor to supply our graft material for the Powerlink System, and any disruption in our supply could delay or prevent us from producing the product for sale.
      Currently, we rely on Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc., to supply us with graft material, which is a primary component for the Powerlink System. Our reliance on a sole source supplier exposes our operations to disruptions in supply caused by:

•	failure of our supplier to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, floods or earthquakes;

•	a supply shortage experienced by our sole source supplier; and

•	the fiscal health and manufacturing strength of our sole source supplier.
      Although we retain a significant stock of the graft material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in supply from our sole source graft supplier may cause us to halt or experience a disruption in manufacturing the Powerlink System. Because we do not have alternative suppliers, our sales and profitability would be harmed in the event of a disruption.

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
      We also own trade secrets and confidential information that we try to protect by entering into confidentiality agreements with other parties. However, the confidentiality agreements may not be honored or, if breached, we may not have sufficient remedies to protect our confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information to our projects that they develop independently or others develop, disputes may arise regarding the ownership of proprietary rights to such information such disputes may not be resolved in our favor. If we are unable to protect our intellectual property adequately, our business and commercial prospects likely will suffer.

If our current products or licensed products infringe upon the intellectual property of our competitors, the sale of these products may be challenged and we may have to defend costly and time-consuming infringement claims.
      We may need to engage in expensive and prolonged litigation to assert any of our rights or to determine the scope and validity of rights claimed by other parties. With no certainty as to the outcome, litigation could be too expensive for us to pursue. Our failure to prevail in such litigation or our failure to pursue litigation could result in the loss of our rights that could hurt our business substantially. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, if at all.
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

Our sales in international markets subject us to foreign currency exchange and costs which could harm our business.
      A substantial portion of our revenues are derived from sales outside the United States. For the fiscal years ended December 31, 2004, 2003 and 2002. International sales were 86%, 86%, and 55% of total product revenue, respectively. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

Our international operations and our relationships with physicians and other consultants require us to comply with a number of U.S. and international regulations.
      We need to comply with a number of international regulations related to sales of medical devices in countries outside of the United States and contractual relationships with physicians in such countries. In addition, we must comply with the Foreign Corrupt Practices Act (FCPA) which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage.

If we are unable to effectively manage our inventory held on consignment by our intended customers, we will not achieve our expected results.
      A portion of our finished goods inventory is held on either temporary or permanent consignment by hospitals which purchase the inventory as they use it. In these consignment locations, we do not have physical possession of the consigned inventory. We therefore must rely on information from our customers as well as periodic inspections by our sales personnel and third party inventory auditors to determine when our products have been used. If we are not able to effectively manage appropriate consigned inventory levels, we may suffer inventory losses which will reduce our gross profit levels. There can be no assurance that any efforts to strengthen our monitoring and management of consigned inventory will be adequate to meaningfully reduce the risk of inventory loss.

We may face product liability claims that could result in costly litigation and significant liabilities.
      Manufacturing and marketing of our commercial products, and clinical testing of our products under development, may expose us to product liability claims. Although we have, and intend to maintain insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products, our ability to obtain and maintain regulatory approval for our products and may divert management’s attention from other matters.

Our operations are capital intensive, and we may need to raise additional funds in the future to fund our operations.
      Our activities are capital intensive. Although we believe that our existing cash resources and anticipated cash generated from operations will be sufficient to meet our planned capital requirements through at least December 31, 2005, we may require additional capital to fund on-going operations. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for the Powerlink System;

•	the time and costs involved in obtaining additional regulatory approvals;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing, sales and marketing capabilities; and,

•	our success in entering into collaborative relationships with other parties.
      To finance these activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or not at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issue debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If adequate funds are not available, we might have to delay, scale back or eliminate one or more of our development programs, which could significantly impair our ability to operate our business.

Our operations are currently conducted at a single location that may be at risk from earthquakes or other natural disasters.
      We currently conduct all of our manufacturing, development and management activities at a single location in Irvine, California, near known earthquake fault zones. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations. The insurance coverage we maintain against earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding, the impact of potential new stock option grants, and the expense that will be associated with the Employee Stock Purchase Plan, we expect that the compliance of SFAS 123(R) will have a material effect on the Company’s consolidated financial position and results of operations.
      In March 2004, the EITF reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments EITF 03-01 provides guidance to determine when an investment is considered to be impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also requires disclosure related to unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance was effective for other-than-temporary impairment evaluations in the third quarter of 2004 and did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. The other provisions of EITF 03-01, which principally consist of disclosure requirements, are not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.
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
      In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
      Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2004, our investment portfolio included only high-grade corporate bonds and commercial paper and government bonds all with remaining maturities of less than two years and denominated in U.S. dollars.
      The table below provides information about our available-for-sale investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.
      Principal amounts by expected maturity in the subsequent twelve-month periods ending December 31:

	Fair Value at
	December 31,
	2004	2005	2006	Total

	(In thousands, except interest rates)
Cash and cash equivalents	$4,574	$4,582	$—	$4,582
Weighted average interest rate		0.75%		0.75%
Investments	$17,085	$16,250	$750	$17,000
Weighted average interest rate		2.75%	2.41%	2.73%
Total portfolio	$21,659	$20,832	$750	$21,582
Weighted average interest rate		2.31%	2.41%	2.31%

      Foreign Currency Exchange Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions, while substantial with respect to amounts receivable from Edwards Lifesciences, AG, are not material. Accordingly, we do not have a significant currency exposure at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).
Summarized Quarterly Data

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2004:
Product sales	$343	$860	$1,064	$752
Total revenues	820	1,202	1,358	852
Gross profit	577	787	693	324
Net loss	(1,973)	(2,032)	(2,409)	(3,269)
Basic and diluted net loss per share	(0.07)	(0.06)	(0.08)	(0.10)
2003:
Product sales	$490	$295	$285	$325
Total revenues	1,162	989	919	920
Gross profit	905	881	786	793
Net loss	(1,190)	(1,653)	(1,492)	(1,580)
Basic and diluted net loss per share	(0.05)	(0.07)	(0.05)	(0.06)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

      PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, as stated in their report which appears herein.
Disclosure controls and procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.
Changes in internal control over financial reporting
      There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On October 21, 2004, our board of directors approved new compensation arrangements for the members of our board of directors. Under the new arrangements, each director is entitled to a quarterly retainer of $1,500 and a fee of $2,000 for each meeting attended in person. Additionally, each member of our audit committee is entitled to a fee of $1,000 per meeting attended, each member of our compensation committee is entitled to a fee of $500 per meeting attended and the chairman of the audit committee is entitled to an additional quarterly retainer of $1,000. Lastly, each of our directors is entitled to an annual option grant to purchase 20,000 shares of our common stock under our 1996 Stock Option/ Stock Issuance Plan and new members of our board of directors are entitled to receive an option grant to purchase 30,000 shares.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2004 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2005.

Item 11.	Executive Compensation
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2004 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Certain information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2004 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2005.

Equity Compensation Plan Information
      The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2004:

	Number of
	Securities to be	Weighted Average	Number of Securities
	Issued upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Stock Option/ Stock Issuance Plan	1,704,813	$4.02	20,287
Employee Stock Purchase Plan	—	—	170,505
Equity compensation plans not approved by security holders:
1997 Supplemental Stock Option Plan	88,500	$4.24	1,500
Total	1,793,313	$4.03	21,787
On October 21, 2004, 150,000 option shares were awarded subject to shareholder approval to increase shares available under the 1996 Plan by 2,000,000. This proposal was subsequently approved by a majority of the shares voted at a special meeting of shareholders held on January 11, 2005.

1997 Supplemental Stock Option Plan.
      This stock option plan is used to provide compensation to non-employees, typically as part of a consulting services arrangement. The plan authorizes the issuance of non-qualified stock options only. We account for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations (See Note 1 and 13 to the consolidated financial statements for additional information on recognition of expense associated with non-employee option grants under the 1997 Supplemental Stock Option Plan).

Item 13.	Certain Relationships and Related Transactions
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2004 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2004 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this Annual Report on Form  10-K:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2003 and 2004

Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004
      2. Financial Statement Schedule.
      II — Valuation and Qualifying Accounts
      Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.
      3. Exhibits.
      The following exhibits are filed as part of this Annual Report on Form  10-K:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 26, 2004).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to Endologix’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 1998).
4.1		Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix’s Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).
10	.3(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).
10.15		Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company (Incorporated by reference to Exhibit 10.15 to Endologix’s Registration Statement on Form S-1, No. 333-04560, filed with the SEC on May 3, 1996).
10	.22(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix’s Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).
10	.24(1)	License Agreement by and between the Company and Guidant dated June 19, 1998 (Incorporated by reference to Exhibit 10.24 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 1998).
10	.25(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

Exhibit
Number		Description

10	.26(2)	1997 Stock Option Plan assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix’s Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).
10	.40(1)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc. (Incorporated by reference to Exhibit 10.40 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).
10	.40.1(1)	Amendment to Supply Agreement dated January 17, 2002 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40.1 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).
10.41		Form of Indemnification Agreement entered into with the Company’s officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).
10	.42(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 27, 2003).
10	.42.1	Schedule of officers of Endologix party to the Employment Agreement.
10	.43(2)	Amendment to Employment Agreement dated October 18, 2002 by and between Endologix and Franklin D. Brown, dated December 17, 2003. (Incorporated by reference to Exhibit 10.43 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 26, 2004).
10.46		Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.47 to Endologix’s Current Report on Form 8-K, filed with the SEC on November 11, 2004).
10	.47(2)	Employment Agreement, dated February 7, 2005, by and between Endologix, and Herbert Mertens (Incorporated by reference to Exhibit 10.47 to Endologix’s Current Report on Form 8-K, filed with the SEC on February 11, 2005).
14		Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix’s Annual Report on Form 10-K filed with the SEC on March 26, 2004).
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page hereto).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

By:	/s/ PAUL MCCORMICK

Paul McCormick
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 31, 2005
POWER OF ATTORNEY
      We, the undersigned directors and officers of Endologix, Inc., do hereby constitute and appoint Paul McCormick and Robert J. Krist, and each of them, as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ PAUL MCCORMICK (Paul McCormick)	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ ROBERT J. KRIST (Robert J. Krist)	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 31, 2005

/s/ FRANKLIN D. BROWN (Franklin D. Brown)	Executive Chairman and Director	March 31, 2005

/s/ MAURICE BUCHBINDER, M.D. (Maurice Buchbinder, M.D.)	Director	March 31, 2005

/s/ RONALD H. COELYN (Ronald H. Coelyn)	Director	March 31, 2005

Signature	Title	Date

/s/ RODERICK DE GREEF (Roderick de Greef)	Director	March 31, 2005

/s/ EDWARD DIETHRICH, M.D. (Edward Diethrich, M.D.)	Director	March 31, 2005

/s/ JEFFREY F. O’DONNELL (Jeffrey F. O’Donnell)	Director	March 31, 2005

/s/ GREGORY D. WALLER (Gregory D. Waller)	Director	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Endologix, Inc.
      We have completed an integrated audit of Endologix, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
March 28, 2005

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,831	$4,402
Marketable securities available-for-sale, including an unrealized (loss)/gain of ($39) and $6	16,335	8,166
Accounts receivable, net of allowance for doubtful accounts of $31 and $16	347	239
Other receivables	233	656
Inventories	3,984	2,780
Other current assets	510	245

Total current assets	26,240	16,488

Property and equipment, net	689	141
Marketable securities available-for-sale, including unrealized gains of $0 and $1	750	211
Goodwill	3,602	3,602
Intangibles, net	13,129	14,534
Other assets	102	367

Total assets	$44,512	$35,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,763	$1,468

Total current liabilities	2,763	1,468
Accrued compensation	198	—

Total liabilities	2,961	1,468

Commitments and contingencies (Notes 12 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 32,362,000 and 28,576,000 shares issued and outstanding	32	28
Additional paid-in capital	125,704	108,279
Accumulated deficit	(83,602)	(73,919)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	78	148

Total stockholders’ equity	41,551	33,875

Total liabilities and stockholders’ equity	$44,512	$35,343

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenue:
Product	$3,019	$1,395	$834
License	1,213	2,595	6,565

Total revenue	4,232	3,990	7,399

Cost of sales:
Cost of product sales	1,851	625	460

Gross profit	2,381	3,365	6,939

Operating costs and expenses:
Research and development	6,159	6,711	6,155
Marketing and sales	2,718	787	982
General and administrative	3,548	2,075	2,324
Charge for acquired in-process research and development	—	—	4,501
Restructuring charges	—	—	168
Minority interest in losses of subsidiary	—	(16)	(27)

Total operating costs and expenses	12,425	9,557	14,103

Loss from operations	(10,044)	(6,192)	(7,164)

Other income (expense):
Interest income	339	302	608
Other income (expense), net	22	(25)	(11)

Total other income	361	277	597

Net loss	$(9,683)	$(5,915)	$(6,567)

Basic and diluted net loss per share	$(0.31)	$(0.23)	$(0.33)

Shares used in computing basic and diluted net loss per share	31,149	25,845	19,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional		Treasury		Other
			Paid-In	Accumulated			Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Amount	Equity	Loss

	(In thousands, except share amounts)
Balance at December 31, 2001	13,122,000	13	80,835	(61,437)	—	—	347	19,758	$(15,639)

Exercise of common stock options	39,000	—	40	—	—	—	—	40
Employee stock purchase plan	12,000	—	16	—	—	—	—	16
Common stock issued in conjunction with a business combination	11,141,000	11	18,626	—	—	—	—	18,637
Common stock repurchased	—	—	—	—	(227,000)	(205)	—	(205)
Amortization of deferred compensation	—	—	(22)	—	—	—	—	(22)
Net loss	—	—	—	(6,567)	—	—	—	(6,567)	$(6,567)
Unrealized holding loss arising during the period, net	—	—	—	—	—	—	(141)	(141)	(141)
Reclassification adjustment for realized gains included in included in loss	—	—	—	—	—	—	(62)	(62)	(62)
Unrealized exchange rate gain		—	—	—	—	—	22	22	22

Balance at December 31, 2002	24,314,000	24	99,495	(68,004)	(227,000)	(205)	166	31,476	$(6,748)

Exercise of common stock options	139,000	—	184	—	—	—	—	184
Employee stock purchase plan	123,000	—	110	—	—	—	—	110
Sale of Common stock	4,000,000	4	8,353	—	—	—	—	8,357
Common stock repurchased	—	—	—	—	(268,000)	(456)	—	(456)
Amortization of deferred compensation	—	—	60	—	—	—	—	60
Compensation from modification of Director’s stock options	—	—	77	—	—	—	—	77
Net loss	—	—	—	(5,915)	—	—	—	(5,915)	$(5,915)
Unrealized holding loss arising during the period	—	—	—	—	—	—	(46)	(46)	(46)
Unrealized exchange rate gain		—	—	—	—	—	28	28	28

Balance at December 31, 2003	28,576,000	$28	$108,279	$(73,919)	(495,000)	$(661)	$148	$33,875	$(5,933)

Exercise of common stock options	551,000	1	1,750	—	—	—	—	1,751
Employee stock purchase plan	35,000	—	148	—	—	—	—	148
Sale of Common stock	3,200,000	3	15,357	—	—	—	—	15,360
Amortization of deferred compensation	—	—	170	—	—	—	—	170
Net loss	—	—	—	(9,683)	—	—	—	(9,683)	(9,683)
Unrealized holding loss arising during the period	—	—	—	—	—	—	(39)	(39)	(39)
Unrealized exchange rate loss	—	—	—	—	—	—	(31)	(31)	(31)

Balance at December 31, 2004	32,362,000	$32	$125,704	$(83,602)	(495,000)	$(661)	$78	$41,551	$(9,753)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(9,683)	$(5,915)	$(6,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	—	—	4,501
Restructuring charges	—	—	168
Depreciation and amortization	1,484	1,494	867
Amortization of deferred compensation	170	75	(22)
Stock-based compensation	—	77	—
Bad debt expense (recovery)	15	(139)	(3)
Minority interest in losses of subsidiary	—	(16)	(27)
Loss (gain) on disposal of assets	—	17	(69)
Forgiveness of officer loan	—	—	137
Changes (net of effects of acquisition):
Accounts receivable	(123)	522	215
Inventories	(1,204)	(737)	(575)
Other receivables and other assets	423	534	1,837
Accounts payable and accrued expenses	1,493	(880)	(2,331)
Deferred revenue	—	—	(360)

Net cash used in operating activities	(7,425)	(4,968)	(2,229)

Investing activities:
Purchases of available-for-sale securities	(28,112)	(9,175)	(9,510)
Maturities of available-for-sale securities	19,358	7,856	19,254
Capital expenditures for property and equipment	(627)	(42)	(87)
Final distribution to subsidiary minority interest shareholder	—	(67)	—
Purchase of (former) Endologix, net of cash acquired of $2,097	—	—	(7,033)

Net cash provided by (used in) investing activities	(9,381)	(1,428)	2,624

Financing activities:
Proceeds from sale of common stock, net of expenses	15,360	8,357	—
Proceeds from sale of common stock under employee stock purchase plan	148	95	16
Proceeds from exercise of stock options	1,751	184	40
Repayment of note payable	—	—	(1,000)
Purchases of treasury stock	—	(456)	(205)

Net cash provided by (used in) financing activities	17,259	8,180	(1,149)

Effect of exchange rate changes on cash and cash equivalents	(24)	12	33

Net (decrease) increase in cash and cash equivalents	429	1,796	(721)
Cash and cash equivalents, beginning of year	4,402	2,606	3,327

Cash and cash equivalents, end of year	$4,831	$4,402	$2,606

Supplemental disclosure of non-cash financing activities:
In May 2002, the Company acquired all of the stock of (former) Endologix. The following is a summary of the transaction:
Fair value of assets acquired, including intangible assets			$25,664
Acquired in-process research and development			4,501
Cash paid			(9,129)
Merger consideration due			(12)
Common stock issued			(18,637)

Liabilities assumed			$2,387

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
      Prior to restructuring in September 2001 (Note 16) and the merger in May 2002 (Note 2) the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors.
      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany transactions have been eliminated in consolidation. The Company operates in a single business segment.
      For the years ended December 31, 2004, 2003 and 2002, the Company has incurred net losses of $9.7 million, $5.9 million and $6.6 million, respectively. As of December 31, 2004, the Company had an accumulated deficit of approximately $83.6 million. In March 2004, the Company closed a private placement of 3,200,000 shares of common stock at $5.10 per share, which resulted in aggregate net proceeds of $15.4 million, after deduction of transaction expenses. Management believes that current cash and cash equivalents, and marketable securities are sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2005. Unanticipated reductions in royalty revenue, failure of the market to accept the Company’s products, failure to raise capital to fund operations beyond 2005, or failure to reduce certain discretionary expenditures, if necessary, could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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
      Certain prior year amounts have been reclassified to conform with the current year presentation.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains of $-0-, $-0- and $69 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in other income. The cost of securities sold is based on the specific identification method.

Accounts Receivables
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to our customers.

Inventories
      We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. Cost is determined using a weighted average method. We regularly review inventory quantities in process and on hand and record a provision for obsolete inventory based on actual loss experience and on our estimated forecast of product demand compared to the remaining shelf life.

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

Intangible Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company performed their annual impairment analysis as of June 30, 2004 and will continue to test for impairment annually as of June 30. No impairment was indicated. Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment or Disposal of Long-Lived Assets.” Intangible assets, totaling $20,360, were acquired in the acquisition of the (former) Endologix. Specifically, $3,602, $2,708 and $14,050 was recorded as goodwill, trademarks and tradenames and developed technology, respectively, and $4,501 was expensed as acquired in-process research and development. The developed technology is being amortized over its estimated useful life of 10 years. During the years ended December 31, 2004, 2003 and 2002, the Company recorded $1,405, $1,405 and $819 in amortization expense for the developed technology.

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
      The Company sells its products primarily to hospitals and distributors worldwide. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided.
      In June 1998, the Company signed a technology license agreement with Guidant Corporation (“Guidant”), an international interventional cardiology products company, granting Guidant the right to manufacture and distribute products using the Company’s Focus technology for stent deployment. During 2004, 2003 and 2002, the Company recognized royalty revenue from Guidant of $952, $2,334 and $6,010, respectively, which represented 22%, 58% and 81% of total revenues, respectively (Note 5). In 2004, revenues from Edwards Lifesciences AG and Bolton Medical Distribution S.A. were $1,577 and $474, which represented 37% and 11% of total revenues, respectively. No other single customer accounted for more than 10% of the Company’s total revenues in 2004, 2003, or 2002.
      As of December 31, 2004 and 2003, receivables from Guidant amounted to $100 and $530, respectively, which are included in other receivables, and accounts receivable from Bolton Medical Distribution S.A. amounted to $142 and $87, respectively. Additionally, as of December 31, 2004, accounts receivable from Edwards Lifesciences and Comesa Polska Sp. amounted to $73 and $35 respectively. As of December 31, 2003 accounts receivable from Klinikum Nurnberg Nord amounted to $28. No other single customer accounted for more than 10% of the Company’s accounts receivable balance at December 31, 2004 or 2003.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Sales by Geographic Region
      The Company had product sales by region as follows:

	Year Ended December 31,

	2004	2003	2002

Europe	$2,497	$940	$315
United States	431	189	376
Asia	—	25	—
Latin America	83	96	51
Other	8	145	92

	$3,019	$1,395	$834

      Sales to hospitals conducting clinical trials for the Powerlink System represented 92%, 100%, and 100% of U.S. product sales in 2004, 2003, and 2002, respectively. The remaining U.S. product sales in 2004 were Powerlink Systems sold to commercial hospital accounts after the Company had received FDA approval.

Revenue Recognition
      The Company complies with the revenue recognition guidelines in Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of a fully executed arrangement exists (a customer specific contract or a valid purchase order from an approved customer)

•	The sales price is fixed or determinable

•	Collection of the relevant receivable is probable at the time of sale

•	Products have been shipped and the customer has taken ownership and assumed risk of loss
      The Company earns royalty revenue, which is included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties are recognized upon the sale of products subject to the royalty, by the third party.
      The Company does not offer rights of return or price protection and does not have any post delivery obligations other than warranty.

Shipping Costs
      Shipping costs billed to customers are included in revenue with the related costs in costs of goods sold.

Foreign Currency Translation
      The local currency is the functional currency for the Company’s foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of accumulated other comprehensive income on the consolidated balance sheet. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in the consolidated statement of operations.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In calculating pro forma information regarding net loss and net loss per share, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1%, 2.8% and 2.7% a dividend yield of 0%, 0% and 0%; volatility of the expected market price of the Company’s common stock of 75.5%, 79.0% and 80.0%; and a weighted-average expected life of the options of 5.0, 5.0 and 5.0 years for 2004, 2003 and 2002, respectively.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002

Net loss, as reported	$(9,683)	$(5,915)	$(6,567)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	77	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(892)	(134)	(361)

Pro forma net loss	$(10,575)	$(5,972)	$(6,928)

Basic and diluted net loss per share, as reported	$(0.31)	$(0.23)	$(.33)
Basic and diluted net loss per share, pro forma	$(0.34)	$(0.23)	$(.35)
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, the Company granted Performance Units under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the average closing market price of the Company’s common stock for the twenty trading days prior to the grant date (the “Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vest ratably on a quarterly basis. The difference between the closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a Change of Control, (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the vested Performance Unit, which cannot occur earlier than eighteen months from the grant date.
      In 2004, the Company granted a total of 347,500 Performance Units at a weighted average grant price of $2.56, The total estimated compensation expense as of December 31, 2004 was $1,490, which was calculated based on the difference between the Base Value and the Company’s common stock fair market value on December 31, 2004. The Company recorded $522 in compensation expense during 2004, in accordance with FIN 28, which has been included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense until the Performance Units are paid in cash.

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

Net Loss Per Share
      Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2004, 2003 and 2002, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive. If they were included, the number of shares used to compute net loss per share would have been increased by approximately 655,000 shares, 366,000 shares and 122,000 shares for the years ended December 31, 2004, 2003 and 2002, respectively. However, options to purchase approximately 153,000, 1,496,000 and 1,521,000 shares at a weighted average exercise price of $6.58, $4.50 and $4.06 that were outstanding during 2004, 2003, and 2002 respectively, would have still been excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares.

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders’ equity. Comprehensive income (loss) includes net loss, the effect of foreign currency translation adjustments, and unrealized holding gains (losses) on marketable securities classified as available-for-sale.

Product Warranty
      Within six months of shipment, customers may request replacement of products they receive that do not meet the manufacturer’s product specifications. No other warranties are offered and the Company disclaims responsibility for any consequential or incidental damages associated with the use of the products. Historically, the Company has not experienced a significant amount of returns as a result of its product warranty policy.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding, the impact of potential new stock option grants, and the expense that will be associated with the Employee Stock Purchase Plan, we expect that the compliance of SFAS 123(R) will have a material effect on the Company’s financial position and results of operations.
      In March 2004, the EITF reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments EITF 03-01 provides guidance to determine when an investment is considered to be impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also requires disclosure related to unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance was effective for other-than-temporary impairment evaluations in the third quarter of 2004 and did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. The other provisions of EITF 03-01, which principally consist of disclosure requirements, are not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.
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
      In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company also determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. As with the IPR&D, the developed technology was valued using the income approach and a discount rate of 30%, in context of the business enterprise value of the former Endologix. The Company determined a value of $2,708 for trademarks and tradenames based upon the estimated royalty that would have to be paid for the right to use these assets if they had not been acquired by the Company, and a discount rate of 35%. The residual amount of $3,602 was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $1,405, $1,405 and $819 during the years ended December 31, 2004, 2003, and 2002, respectively. The amortization expense on intangible assets for the next five years will be $1,405 per year.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the purchase price and allocation are as follows:

Purchase Price:
Stock consideration (11,140,541 shares at $1.67/share*)	$18,637
Cash	8,355
Acquisition costs	786

Total	$27,778

Allocation of Purchase Price:
Current assets	$4,961
Property and equipment	135
Other long-term assets	34
Current liabilities	(2,387)
Note receivable from shareholder	174
IPR&D	4,501
Developed technology	14,050
Trademarks and tradenames	2,708
Goodwill	3,602

Total	$27,778

*	Determined as the Nasdaq average closing price for the three business days before, the day of the merger announcement, and the three business days thereafter.
      The following pro forma data summarizes the results of operations for the periods indicated as if the Endologix merger had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the merger, adjusted to include the pro forma effect of amortization of identified intangible assets.

Year Ended
December 31,
2002

Proforma (unaudited):
Revenue	$8,688
Net loss	$(5,378)
Net loss per share basic and diluted	$(0.22)
Weighted-average shares outstanding	24,266,000
      The above pro forma calculations do not include the charge of $4,501 for acquired IPR&D.

Sale of Vascular Access Assets
      In February 2001, the Company amended the Agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As part of the amended agreement, the Company received a prime plus one percent interest bearing note receivable, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the Agreement. Additional royalties above the minimums will only be paid under the amended agreement if related product sales exceed $3,000 annually. The Company recognized interest income and royalty revenue under the note receivable on a cash basis, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the consoli-

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dated balance sheet. Interest income of $7, $22 and $34 was recognized in 2004, 2003 and 2002, respectively. The Company recognized royalty revenue $261, $261, and $196 in 2004, 2003 and 2002 respectively.
      On September 29, 2004, the final payment due under the terms of the agreement was received, thereby satisfying Escalon’s obligation to the Company.

3.	Deferred Revenue

Deferred Distributor Fees
      In June 1999, the Company granted Cosmotec distribution rights to market its vascular radiation therapy products in Japan. The Company received $1,000 as cash payment in exchange for the distribution rights and was recognizing the payment as revenue ratably over the estimated seven-year term of the distribution agreement. The cash received in excess of revenue recognized had been recorded as deferred revenue. In conjunction with the granting of distribution rights, the Company issued a $1,000 convertible debenture to Cosmotec. The convertible debenture was issued at below its estimated fair value resulting in a $377 reduction in the deferred revenue recorded by the Company. In December 2002, the Company and Cosmotec agreed to mutually release their obligations under the distribution agreement due to discontinuance of plans to distribute the Company’s vascular radiation therapy products in Japan. As a result, the then remaining deferred revenue of $299 was recorded as revenue. The Company recognized $360 of revenue during the year ended December 31, 2002.
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
      In June 1998, the Company signed a technology license agreement with Guidant granting Guidant the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $952, $2,334, and $6,010, respectively, in royalties under the agreement. At December 31, 2004 and 2003, $100 and $530, respectively, due under this agreement are included in other receivables on the consolidated balance sheet.

6.	Marketable Securities Available-for-Sale
      The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of December 31, 2004, $16,335 and $750 of the Company’s debt securities had contractual maturities of more than 90 days and less than one year and between one to two years, respectively.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2003, $8,166 and $211 of the Company’s debt securities had contractual maturities more than 90 days and less than one year and between one to two years, respectively

	December 31, 2004			December 31, 2003

		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value

U.S. Treasury and other agencies debt securities	$10,318	$(15)	$10,303	$7,059	$4	$7,063
Corporate debt securities	6,806	(24)	6,782	1,311	3	1,314

	$17,124	$(39)	$17,085	$8,370	$7	$8,377

7.	Receivables
      Receivables consist of the following at December 31, 2004 and 2003:

	2004	2003

Trade	$347	$239

Interest	117	56
License	100	530
Other	16	70

Total other receivables	$233	$656

      Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002:

	Balance at		Write-offs	Balance at
	Beginning		Net of	End
	of Year	Additions	Recoveries	of Year

December 31, 2004	$16	$25	$(10)	$31
December 31, 2003	$165	—	$(149)	$16
December 31, 2002	$244	—	$(79)	$165

8.	Inventories
      Inventories consisted of the following:

	December 31,

	2004	2003

Raw materials	$3,219	$1,647
Work in process	236	496
Finished goods	529	637

	$3,984	$2,780

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2004	2003

Construction in process	$565	$—
Furniture and equipment	271	209
Leasehold improvements	54	54

	890	263
Less accumulated depreciation and amortization	(201)	(122)

	$689	$141

10.	Intangibles
      Intangibles consisted of the following:

	December 31,

	2004	2003

Developed technology	$14,050	$14,050
Accumulated amortization	(3,629)	(2,224)

	10,421	11,826
Trademarks and tradenames	2,708	2,708

Intangible assets, net	$13,129	$14,534

      The intangibles were acquired in the merger with the former Endologix (Note 2).

11.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consisted of the following:

	December 31,

	2004	2003

Accounts payable	$1,247	$662
Accrued payroll and related expenses	953	511
Accrued compensation	324	—
Accrued clinical expenses	206	225
Other accrued expenses	33	70

	$2,763	$1,468

12.	Commitments and Contingencies

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index.
      During 2004 and 2003, the Company purchased approximately $1.8 million and $906, respectively, of such materials, which fulfilled its 2004 and 2003 purchase commitments. Because the Company has now received FDA approval to commercially distribute devices using the component, the terms of the agreement provide that prices for subsequent orders for the component will increase significantly. However, the Company does not expect the increase to have a material impact on the financial results of the Company.
      As of December 31, 2004, expected future purchase commitments (a) related to contractual obligations and commercial commitments were as follows:

Year Ending December 31,
2005	$2,953
2006	3,396
2007	3,905

$10,254

(a)	Represents estimates of obligations under the Bard Peripheral Vascular Systems component purchase contract. The total cost of the components is determined by the mix of sizes of graft material that we purchase, as well as the number of components purchased. Under the agreement, each year we must buy 115% of the minimum or actual number of units purchased, whichever is higher, in the prior year. The cost of the component is determined by the size of the graft piece purchased, and we do not currently know what sizes we will be purchasing after 2004. For 2005, we estimated the sizes to be purchased and for years thereafter until the contract terminates at the end of 2007, we assumed that the minimum amount purchased increased 15% each year.
      The Company is economically dependent on this vendor, which is the sole source for this key component.

Manufacturing Equipment Development Agreement
      In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Over a period from January 2005 through March 2006, we anticipate spending approximately $922 for this project. In addition, the terms of the agreement also provide for estimated milestone payments totaling $520. During 2004, we incurred costs of approximately $565 associated with this capital project, which is presented as construction in process that is included in property and equipment. We can terminate the agreement on 15 days notice, and we would be responsible for costs incurred to the date of termination.

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments by year under non-cancellable operating leases with initial terms in excess of one year were as follows as of December 31, 2004:

Year Ending December 31,
2005	$382
2006	315
2007	325
2008	334
2009	344
Thereafter	87

$1,787

      During the fourth quarter of 2001, the Company completed its evaluation of facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256. During the fourth quarter of 2002, the Company reassessed its restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003, and recorded an additional charge of $168 (Note 16).
      Rental expense charged to operations for all operating leases during the years ended December 31, 2004, 2003 and 2002, was approximately $399, $301 and $295, respectively.
      The Company subleased certain of its facilities through November 2003. Rental income recorded for all subleased facilities during the years ended December 31, 2003 and 2002, was approximately $209 and $207, respectively.

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

13.	Stockholders’ Equity

Authorized Shares of Common Stock
      In October 2003, shareholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 50,000,000.

Sale of Common Stock
      In July 2003, the Company announced the completion of its private placement of 4,000,000 shares of its common stock at a purchase price of $2.25 per share. The Company received aggregate gross proceeds of $9,000 for the newly issued shares of common stock. The proceeds of the private placement, net of issuance costs, amounted to $8,357.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2004, the Company completed a private placement of 3,200,000 shares of its common stock at a purchase price of $5.10 per share resulting in proceeds, net of issuance costs of $15,360.

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

Stock Option Plan
      In May 1996, the Company adopted the 1996 Stock Option/ Stock Issuance Plan (the “1996 Plan”) that is the successor to the Company’s 1995 Stock Option Plan. In September 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the “1997 Plan”). Under the terms of the 1996 and 1997 Plans, eligible key employees, directors, and consultants can receive options to purchase shares of the Company’s common stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the market value of the Company’s common stock on the date of grant. At December 31, 2004, the Company had authorized 3,450,000 and 90,000 shares of common stock for issuance under the 1996 and 1997 Plan, respectively. At December 31, 2004, the Company had 20,287 shares and 1,500 shares of common stock available for grant under the 1996 and 1997 Plan, respectively. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. The activity under both plans is summarized below:

	Exercise Price	Number	Options
	Per Share	of Shares	Exercisable

Balance at December 31, 2001	$0.11 to $13.19	2,172,261	1,525,275

Granted	$0.77 to $ 1.73	603,000
Exercised	$0.11 to $ 1.50	(39,020)
Forfeited	$1.00 to $13.19	(790,359)

Balance at December 31, 2002	$0.11 to $13.19	1,945,882	1,254,930

Granted	$2.81 to $ 3.92	550,000
Exercised	$0.11 to $ 1.50	(138,831)
Forfeited	$1.07 to $ 7.00	(218,750)

Balance at December 31, 2003	$0.11 to $13.19	2,138,301	1,340,333

Granted	$4.70 to $ 6.68	310,000
Exercised	$0.77 to $ 7.00	(550,626)
Forfeited	$0.77 to $13.19	(104,312)

Balance at December 31, 2004	$0.11 to $8.75	1,793,363	1,056,177

      On October 21, 2004, 150,000 option shares were awarded subject to shareholder approval to increase shares available under the 1996 Plan by 2,000,000. This increase was subsequently approved by a majority of the shares voted at a special meeting of shareholders held on January 11, 2005.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.11 - 0.85	194,940	6.0	$0.49	164,398	$0.42
1.07 - 2.50	180,528	5.7	1.47	124,153	1.56
2.69 - 3.92	663,937	7.5	3.71	320,094	3.55
4.63 - 6.00	639,608	6.1	5.13	373,182	4.92
6.31 - 8.75	114,350	6.6	6.79	74,350	7.02

0.11 - 8.75	1,793,363	6.6	$3.84	1,056,177	$3.56

      The weighted-average grant-date fair value of options granted during 2002, 2003 and 2004 where the exercise price on the date of grant was equal to the stock price on that date, was $1.26, $3.82, and $3.51, respectively.
      Deferred compensation is being amortized over the vesting period of the related non-employee options, which is generally four years. During the years ended December 31, 2004, 2003 and 2002, $170, $60 and $(22), respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2004, 2003 and 2002, the Company granted -0-, 20,000, and 20,000 options, respectively, to non-employees. As of December 31, 2004, 2003 and 2002, a total of 252,400, 283,600 and 182,600 non-employee stock options, respectively, were outstanding. As of December 31, 2004, 2003, and 2002, a total of 234,400, 244,800 and 137,500, non-employee stock options, respectively, were fully vested.
      No compensation expense was recorded in the financial statements for stock options issued to employees for 2004, 2003 and 2002 because the options were granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. On October 1, 2003, based upon an agreement with a departing Board member, all of the member’s existing options with an exercise price of $5.00 and below were cancelled and re-granted with a five-year life at the original grant price (218,000 options at an average exercise price of $3.87) and the existing options with an exercise price above $5.00 (95,000 options at an average exercise price of $6.43) were cancelled. As a result of the regrant of options, the Company recorded $77 in compensation expense in 2003, which represented the difference between the original exercise price and fair value of the Company’s common stock on the date of the modification.

Stock Purchase Plan
      Under the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In October 2003, an additional 200,000 shares of common stock were approved for issuance under the Purchase Plan. During 2004, 2003 and 2002, a total of approximately 35,000, 123,000, and 12,000 shares of common stock, respectively, were purchased at an average price of $3.58, $0.77, and $1.35 per share, respectively.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
      Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2004	2003

Net operating loss carryforwards	$23,875	$20,396
Accrued expenses	59	43
Tax credits	5,419	4,485
Bad debt reserve	12	7
Depreciation	3	121
Amortization	99	111
Inventory write-downs	26	33
Capitalized research and development	1,360	1,372
Developed technology	(5,229)	(5,789)
Deferred compensation amortization	929	649
Other	56	82

Deferred tax assets	26,609	21,510
Valuation allowance	(26,609)	(21,510)

Net deferred tax assets	$—	$—

      Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.
      The valuation allowance increased by $5,099 and $1,963 in 2004 and 2003, respectively, and decreased by $446 in 2002.
      The Company’s effective tax rate differs from the statutory rate of 35% due primarily to research and development and other tax credits offset by federal and state losses that were recorded without tax benefit.
      At December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $62,733 and $52,256, respectively, which begin to expire in 2008 and 2005, respectively. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2,883, and $2,425, respectively, which begin to expire in 2018. The state research and development credits do not expire for California purposes. In addition, the Company has approximately $110 of California Manufacturers’ Investment Credits, which begin to expire in 2007.
      Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of December 31, 2004 management has not determined if ownership change has occurred which would limit the Company’s utilization of its NOL or credit carryovers.
      As of December 31, 2004, a portion of the state valuation allowance related to the tax benefits of stock option deductions are included in the Company’s net operating loss carryforwards. At such time as the valuation allowance is reduced (if at all, subject to the “change in ownership” limitations described below), the benefit will be first credited to income tax expense. Thereafter, the benefit will be credited to additional paid-in capital.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of operations for the years ended December 31, 2004, 2003 and 2002 include the net losses of the Company’s wholly-owned German and majority-owned Japanese (2003 and 2002, only) subsidiaries of $56, $28, and $33, respectively.

15.	Employee Benefit Plan
      The Company provides a 401(k) Plan for all employees 21 years of age or older with over 3 months of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 100% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 2004, 2003 or 2002.

16.	Restructuring Charges
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter of 2001, the Company completed its evaluation of its facility needs and recorded a $309 restructuring charge for non-cancelable lease commitments, net of estimated sublease income of $256. During the fourth quarter of 2002, the Company reassessed its restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003, and recorded an additional $168 restructuring charge. There is no remaining restructuring liability as of December 31, 2003.

17.	Legal Matters
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
      A state court productions liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plantiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensating damages for claims of this nature. Management contests the case vigorously. The parties are currently engaged in oral discovery. Due to the current stages of this matter, we are unable to estimate possible minimum or maximum amounts of contingent liabilities, direct or indirect, in regard to this lawsuit. We view the prospect of an unfavorable outcome as possible at this time, accordingly, we have not accrued a loss contingency as of December 31, 2004.
      The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

      (b) Financial Statement Schedule
ENDOLOGIX, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003, AND 2002

Column A	Column B	Column C		Column D	Column E

		Additions
		(Reductions)

	Balance at	Charges to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(a)	Period

	(In Thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$16	$25	$—	$(10)	$31
Reserve for excess and obsolete inventories	$82	$244	$—	$(261)	$65
Income tax valuation allowance	$21,510	$5,099	$—	$—	$26,609
Year ended December 31, 2003
Allowance for doubtful accounts	$165	$(139)	$—	$(10)	$16
Reserve for excess and obsolete inventories	$1,158	$(93)	$—	$(983)	$82
Income tax valuation allowance	$19,547	$1,963	$—	$—	$21,510
Year ended December 31, 2002
Allowance for doubtful accounts	$244	$(3)	$—	$(76)	$165
Reserve for excess and obsolete inventories	$985	$238	$—	$(65)	$1,158
Income tax valuation allowance	$19,993	$(446)	$—	$—	$19,547

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 26, 2004).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to Endologix’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 1998).
4.1		Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix’s Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).
10	.3(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).
10.15		Industrial Lease dated February 23, 1995 by and between the Irvine Company and the Company (Incorporated by reference to Exhibit 10.15 to Endologix’s Registration Statement on Form S-1, No. 333-04560, filed with the SEC on May 3, 1996).
10	.22(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix’s Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).
10	.24(1)	License Agreement by and between the Company and Guidant dated June 19, 1998 (Incorporated by reference to Exhibit 10.24 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 1998).
10	.25(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).
10	.26(2)	1997 Stock Option Plan assumed by Registrant pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix’s Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).
10	.40(1)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between the Company and Impra, Inc. (Incorporated by reference to Exhibit 10.40 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).
10	.40.1(1)	Amendment to Supply Agreement dated January 17, 2002 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40.1 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).
10.41		Form of Indemnification Agreement entered into with the Company’s officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).
10	.42(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 27, 2003).
10	.42.1	Schedule of officers of Endologix party to the Employment Agreement.
10	.43(2)	Amendment to Employment Agreement dated October 18, 2002 by and between Endologix and Franklin D. Brown, dated December 17, 2003. (Incorporated by reference to Exhibit 10.43 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 26, 2004).
10.46		Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.47 to Endologix’s Current Report on Form 8-K, filed with the SEC on November 11, 2004).
10	.47(2)	Employment Agreement, dated February 7, 2005, by and between Endologix, and Herbert Mertens (Incorporated by reference to Exhibit 10.47 to Endologix’s Current Report on Form 8-K, filed with the SEC on February 11, 2005).

Exhibit
Number	Description

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix’s Annual Report on Form 10-K filed with the SEC on March 26, 2004).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.