Form 10-Q
period 2005-03-31
ENDOLOGIX INC /DE/
filed 2005-05-09
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 000-28440

ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes X	No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No

On May 3, 2005, 31,918,205 shares of the registrant's only class of common stock were outstanding.

ENDOLOGIX, INC.

Form 10-Q

March 31, 2005

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,303	$4,831
Marketable securities available-for-sale, including unrealized losses of $27 and $39	11,754	16,335
Accounts receivable, net of allowance for doubtful accounts of $30 and $31	549	347
Other receivables	201	233
Inventories	4,965	3,984
Other current assets	517	510

Total current assets	22,289	26,240

Property and equipment, net	936	689
Marketable securities available-for-sale, including unrealized losses of $8 and $0	1,507	750
Goodwill	3,602	3,602
Intangibles, net
	12,777	13,129
Other assets	103	102

Total Assets	$41,214	$44,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,781	$2,763

Total current liabilities	2,781	2,763
Accrued compensation	47	198

Total liabilities	2,828	2,961

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, $0.001 par value; 50,000,000 shares authorized, 32,405,000 and 32,362,000 shares issued and outstanding
	32	32
Additional paid-in capital	125,896	125,704
Deferred Compensation	(43)	--
Accumulated deficit	(86,898)	(83,602)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive income	60	78

Total stockholders' equity	38,386	41,551

Total Liabilities and Stockholders' Equity	$41,214	$44,512

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Revenue:
Product	$1,354	$343
License	60	477

Total revenue	1,414	820
Cost of product revenue	643	243

Gross profit	771	577

Operating expenses:
Research, development and clinical	1,359	1,444
Marketing and sales	1,378	391
General and administrative	1,439	776

Total operating expenses	4,176	2,611

Loss from operations	(3,405)	(2,034)

Other income:
Interest income	109	54
Other income	--	7

Total other income	109	61

Net loss	($ 3,296)	($ 1,973)

Basic and diluted net loss per share	($ 0.10)	($ 0.07)

Shares used in computing basic and diluted net loss per share	31,896	29,273

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net loss	($3,296)	($ 1,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375	370
Amortization of stock-based compensation	14	131
Bad debt expense (recovery)	--	(6)
Change in:
Trade accounts receivable	(202)	(18)
Inventories	(981)	(74)
Other receivables and other assets	25	270
Accounts payable and accrued expenses	(133)	644

Net cash used in operating activities	(4,198)	(656)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(4,064)	(13,426)
Sales of available-for-sale securities	7,892	5,297
Cash paid for property and equipment	(270)	(9)

Net cash provided by (used in) investing activities	3,558	(8,138)

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	--	15,389
Proceeds from sale of common stock under employee stock purchase plan	81	56
Proceeds from exercise of common stock options	54	1,322

Net cash provided by financing activities	135	16,767

Effect of exchange rate changes on cash and cash equivalents	(23)	15

Net (decrease) increase in cash and cash equivalents	(528)	7,988
Cash and cash equivalents, beginning of period	4,831	4,402

Cash and cash equivalents, end of period	$4,303	$12,390

See accompanying notes

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Continued)
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three-month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

For the three months ended March 31, 2005, the Company incurred a net loss of $3,296. As of March 31, 2005, the Company had an accumulated deficit of approximately $86,898. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In July 2003 and March 2004, the Company completed two private placements of its common stock, resulting in aggregate net proceeds of $23,744.

At March 31, 2005, the Company had cash, cash equivalents and marketable securities available for sale of $17,564. The Company expects to continue to incur substantial costs and cash outlays in 2005 to support Powerlink System research and development, manufacturing capability development, a facility relocation, and the U.S. market launch of the Powerlink System. While the Company believes that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operations, capital expenditures, and increases in working capital through at least March 31, 2006, given the difficulty of predicting future capital requirements, the Company may be required to seek additional financing to support our operations and the ongoing commercial launch of the Powerlink System. The Company may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operations of its business.

2. Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Finanical Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In calculating the pro forma information, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.2% and 2.3%; a dividend yield of 0% and 0%; volatility of the expected market price of the Company’s common stock of 78.0% and 79.0%; and a weighted-average expected life of the options of 5.0 years and 5.0 years for the first quarter of 2005 and 2004, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended March 31, 2005 and 2004 is as follows:

	2005	2004

Net loss, as reported	$(3,296)	$(1,973)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	(319)	(123)

Pro forma net loss	$(3,615)	$(2,096)

Earnings per share:
Basic and diluted-as reported	$(0.10)	$(0.07)
Basic and diluted-pro forma	$(0.11)	$(0.07)

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

During the quarter ended March 31, 2005, the Company granted Performance Units under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.

The Company granted a total of 140 and 90 Performance Units at a weighted average Base Value of $3.44 and $1.98, during the first quarter of 2005 and 2004, respectively. The total accrued compensation expense as of March 31, 2005 was $562 and there were 488 total Performance Units outstanding. The Company recorded $40 and $49 in the first quarter of 2005 and 2004, respectively, in compensation expense in accordance with FIN 28. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, will record the difference between the closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the first quarter of 2005 and 2004 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the first quarter of 2005 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 726 shares and 696 shares, respectively. In addition, options to purchase 233 shares and 134 shares, respectively, with an exercise price above the average market price for the first quarter of 2005 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

4. Marketable Securities Available-For-Sale

The Company accounts for its investments pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The cost of securities sold is based on the specific identification method. During the first quarter of 2005 and 2004, the Company did not have any realized gains or losses.

The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of March 31, 2005, $11,754 and $1,507 of the Company’s debt securities had contractual maturities more than 90 days and less than one year, and between one to two years, respectively. As of December 31, 2004, $16,335 and $750 of the Company’s debt securities had contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	March 31, 2005			December 31, 2004
		Gross Unrealized			Gross Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value
U.S. Treasury and other agencies
debt securities	$6,457	$(12)	$6,445	$10,318	$(15)	$10,303
Corporate debt securities	6,839	(23)	6,816	6,806	(24)	6,782

	$13,296	$(35)	$13,261	$17,124	$(39)	$17,085

5. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$3,115	$3,219
Work-in-process	507	236
Finished goods	1,343	529

	$4,965	$3,984

6. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the first quarter of 2005 and 2004, the Company recorded $60 and $412 respectively, in license revenue due on product sales by Guidant. At March 31, 2005 and December 31, 2004, $60 and $100, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheets.

7. Product Sales by Geographic Region

The Company had product sales based on the locations of the customer by region as follows:

	Three Months
	Ended March 31,
	2005	2004
Europe	$711	$220
United States	621	$100
Other	22	23

	$1,354	$343

8. Concentrations of Credit Risk and Significant Customers

During the first quarter of 2005, revenues from Edwards Lifesciences AG and Bolton Medical Distribution S.A. were $504 and $160, which represented 36% and 11% of total revenues, respectively. During the first quarter of 2004, revenues from Bolton Medical Distribution S.A. were $86, which represented 10% of total revenues. No other single customer in the first quarter of 2005 or 2004 represented more than 10% of total revenues.

As of March 31, 2005 and December 31, 2004, accounts receivable from Bolton Medical Distribution S.A. amounted to $134 and $142, respectively. Additionally, as of December 31, 2004, accounts receivable from Edwards Lifesciences and Comesa Polska Sp. amounted to $73 and $35 respectively. No other single customer accounted for more than 10% of the Company’s accounts receivable balance at March 31, 2005 or December 31, 2004.

9. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months
	Ended March 31,
	2005	2004
Net loss	$(3,296)	$(1,973)
Unrealized holding loss arising during the
period, net	4	(5)
Unrealized exchange rate gain (loss)	(22)	14

Comprehensive loss	$(3,314)	$(1,964)

10. Merger

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

The Company determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. The Company also determined a value of $2,708 for trademarks and tradenames and a residual amount of $3,602 was allocated to goodwill. The trademarks and tradenames have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $352 and $352 during the first quarter of 2005 and 2004, respectively. Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

2005	$1,053

2006	$1,405

2007	$1,405

2008	$1,405

2009	$1,405

2010	$1,405

Other intangibles consisted of the following:

	March 31, 2005	December 31, 2004
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(3,981)	(3,629)

	10,069	10,421
Trademarks and tradenames (Indefinite life)
	2,708	2,708

Intangible assets, net	$12,777	$13,129

11. Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for its Powerlink product. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, the Company purchases certain unit quantities of the component, with defined annual quantity increases The agreement further provided for a significant price increase upon receipt of FDA approval of the Powerlink System, which occurred in October 2004.

        During the first quarter of 2005 and 2004, the Company purchased approximately $515 and $140, respectively, of such materials, toward fulfilling its 2005 and 2004 purchase commitments. The Company estimates that it will complete its 2005 commitment by purchasing an additional $2,660 of the material.

        The Company is economically dependent on this vendor, which is the sole source for this key component.

Manufacturing Equipment Development Agreement

        In June 2004, the Company entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of the Company’s manufacturing capability. The project is estimated to cost $2,100, and be completed in March 2006. Of this amount, $565 was incurred in 2004, and $220 during the first quarter of 2005. These amounts are presented as construction in process and are included in property and equipment. The Company can terminate the agreement on 15 days notice, in which case it would be responsible to pay for the costs incurred prior to the date of termination.

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

        A state court productions liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plantiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensating damages for claims of this nature. Management contests the case vigorously. The parties are currently engaged in oral discovery. At the present stage of this matter, management is unable to estimate possible minimum or maximum amounts of loss contingencies, direct or indirect, in regard to this lawsuit. The Company views the prospect of an unfavorable outcome as possible at this time, accordingly, the Company has not accrued a loss contingency as of March 31, 2005.

        The Company is a party to ordinary disputes arising in the normal course of business. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

12. Treasury Stock

        In July 2002, the board of directors authorized a program for repurchases of the Company’s outstanding common stock of up to $1,500 under certain parameters. As of March 31, 2005, we have repurchased an aggregate of 495 shares for $661, with the last such purchase in the quarter ended June 30, 2003.

13. Sale of Stock

On March 10, 2004, the Company announced the completion of its private placement of 3,200 shares of its common stock at a purchase price of $5.10 per share. The proceeds of the private placement, net of issuance costs, amounted to $15,389.

14. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on January 1, 2006, requiring compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding, the impact of potential new stock option grants, and the expense that will be associated with the Employee Stock Purchase Plan, the Company expects that compliance with SFAS 123(R) will have a material effect on the Company’s financial position and results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. We cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, including but not limited to those factors discussed in “Additional factors affecting our business.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these Cautionary Statements. We do not undertake any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

        We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., former Endologix, and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc.

Our Business

        We are engaged in the development, manufacture, sale and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the Powerlink System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%, making it the 13th leading cause of death in the United States.

        The Powerlink System is a catheter and endoluminal stent graft, or ELG system. The self-expanding cobalt chromium alloy cage is covered by ePTFE, a commonly-used surgical graft material. The Powerlink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. We believe that implantation of the Powerlink System will reduce the mortality and morbidity rates associated with conventional AAA surgery.

        We are currently selling the infrarenal Powerlink System in Europe and the United States and the suprarenal Powerlink System in Europe. We anticipate that the Japanese Ministry of Health review of our AAA technology should be completed in the first half of 2005, at which time we will file for reimbursement for the device.

        We are in the patient enrollment phase for the suprarenal study arm of the Powerlink System. As of March 31, 2005, we have enrolled a total of 101 patients of the targeted 193 total patient enrollment.

        Prior to the acquisition of former Endologix in May 2002 and the restructuring that occurred during the third and fourth quarters of 2001 we researched, developed and marketed a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.

        From June 1998 through March 2004, our primary source of revenues were milestone payments based upon the transfer of know-how to Guidant Corporation, and royalty payments based upon the sale of products by Guidant using our Focus technology for the delivery of stents. The royalty payments under the Guidant license agreement are no longer a significant source of our revenue. We anticipate that Powerlink System product sales will be our only material source of revenues in 2005.

        We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2005. We received FDA approval to commercially market the Powerlink System in October 2004, at which time we began a focused commercial launch in the United States. Our business is subject to a number of challenges inherent in a company with a single technology which is introduced for the first time on a commercial basis, such as the difficulty in predicting physician acceptance of our product and the difficulty of anticipating the desired growth of our operations relative to market acceptance of our product. As a result, our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future. .

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

        Product Revenue. Product revenue increased 295% to $1.4 million in the three months ended March 31, 2005 from $343,000 in the three months ended March 31, 2004. Product revenue increased due to U.S. commercial sales of $590,000, following FDA marketing approval of the Powerlink System in October 2004. Additionally, sales to distributors outside of the U.S. increased to $733,000 for the three months ended March 31, 2005 from $260,000 for the three months ended March 31, 2004.

        License Revenue. License revenue decreased 87% to $60,000 for the three months ended March 31, 2005 from $477,000 for the three months ended March 31, 2004. We believe that the reduction in license revenue is due primarily to sales of drug-coated stents, a competing technology, and the introduction of non-royalty bearing products by Guidant, in the U.S. We anticipate that license revenue will continue to show declines during 2005 compared with the comparable periods of 2004 due to increasing acceptance of drug-coated stents. During the first quarters of 2005 and 2004, we recorded $60,000 and $412,000, respectively, in license revenue from Guidant. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

        Cost of Product Revenue. The cost of product revenue increased to $643,000, or 47% of product revenue, in the three months ended March 31, 2005 from $243,000, or 71% of product revenue, in the three months ended March 31, 2004. Cost of product revenue increased due to the increase in volume of Powerlink sales. As a percentage of revenue, cost of product revenue decreased to 47% of product revenue in the first quarter of 2004 from 71% in the same period of 2004 due to higher average selling prices for the products in the U.S. commercial market, the favorable cost effect of higher production volume, and a write off of expired products of $42 in the first quarter of 2004. The average selling price per device in the U.S. market was approximately 170% higher than in the non-U.S. markets in the three months ended March 31, 2005. Revenue in the U.S. and the non-U.S markets increased 521% and 202%, respectively, in the three months ended March 31, 2005 as compared to the same period in 2004.

        During the first quarter of 2005, we continued significant development efforts to improve and expand our manufacturing capability. Although we believe that we have sufficient capacity and resources to support our production requirement through 2005, we plan to develop our manufacturing capability to support our sales plans thereafter. See Liquidity and Capital Resources, below, for more information about our manufacturing development projects.

        Research, Development and Clinical. Research, development and clinical expense was $1.4 million in the three months ended March 31, 2004 and March 31, 2003.

        We continue to conduct new product research and development of our Powerlink System product line, and we anticipate continuing enrollment in the suprarenal arm of the pivotal U.S. clinical trials throughout 2005. We have begun enrollment in a third arm of our pivotal U.S. clinical trials for study of a larger diameter cuff. We believe will be able to treat a broader patient population using a large diameter cuff with our Powerlink System stent grafts. We expect that research, development, and clinical expense will remain in the range from $1.5 million to $1.8 million for the remaining quarters in 2005.

        Marketing and Sales. Marketing and sales expense increased 252% to $1.4 million in the three months ended March 31, 2005 from $391,000 in the three months ended March 31, 2004. The increase in the first quarter of 2005 resulted primarily from increased staffing and activity due to the U.S. commercial launch of the infrarenal Powerlink System, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expense will increase over the remainder of 2005, and will be materially higher than the comparable periods of 2004 as we increase the size of the direct sales force in the U.S. market.

        General and Administrative. General and administrative expense increased 85% to $1.4 million in the three months ended March 31, 2005, compared to $779,000 in the three months ended March 31, 2004. This increase was due primarily to the costs of completing our first report on internal control over financial reporting, in accordance with Sarbanes-Oxley legislation. We anticipate that the ongoing expense related to Sarbanes-Oxley compliance will decline significantly through the remaining quarters of 2005, partially offset by increases in spending for information technology resources.

        Other Income (Expense). Other income increased 79% to $109,000 in the three months ended March 31, 2005, compared to $61,000 in the same period of 2004. The increase in other income was primarily due higher interest income due to both higher interest rates and a higher average invested cash balance as a result of investing proceeds from our private sale of equity in March 2004. See Liquidity and Capital Resources for more information on our March 2004 private sale of equity.

Liquidity and Capital Resources

        For the three months ended March 31, 2005, we incurred a net loss of $3.3 million. As of March 31, 2005, we had an accumulated deficit of approximately $86.9 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In July 2003 and March 2004, we completed two private placements of our common stock, resulting in aggregate net proceeds of $23.7 million. At March 31, 2005, we had cash, cash equivalents and marketable securities available for sale of $17.6 million.

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for its Powerlink product. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, the Company purchases certain unit quantities of the component, with defined annual quantity increases. The agreement further provided for a significant price increase upon receipt of FDA approval of the Powerlink System, which occurred in October 2004.

        During the first quarter of 2005 and 2004, the Company purchased approximately $515,000 and $140,000, respectively, of such materials, toward fulfilling its 2005 and 2004 purchase commitments. The Company estimates that it will complete its 2005 commitment by purchasing an additional $2.7 million of the material.

        The Company is economically dependent on this vendor, which is the sole source for this key component.

        In June 2004, the Company entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of the Company’s manufacturing capability. The project is estimated to cost $2.1 million, and be completed in March 2006. Of this amount, $565,000 was incurred in 2004, and $220,000 during the first quarter of 2005. These amounts are presented as construction in process and are included in property and equipment. The Company can terminate the agreement on 15 days notice, in which case it would be responsible to pay for the costs incurred prior to the date of termination.

        In December 2004, the board of directors approved the funding for a plan to relocate both our manufacturing and headquarters functions to a 30,200 square foot leased facility, located in Irvine, CA. We anticipate spending approximately $1.5 million during 2005 for the construction of leasehold improvements, clean room space, equipment, and furniture for this facility.

        In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $l.5 million under certain parameters. As of March 31, 2005, we have repurchased an aggregate of 494,700 shares for $661,000, with the last such purchase in the quarter ended June 30, 2003.

        We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:

o	market acceptance of the Powerlink System;
o	the development of sales and marketing resources;
o	the success of our research and development programs for future products;
o	the clinical trial and regulatory approval process for future products;
o	the costs involved in intellectual property rights enforcement or litigation;
o	competitive factors;
o	our requirements for additional manufacturing capacity; and
o	the establishment of collaborative relationships with other parties.

        However, as noted above, we initiated our commercial launch of the Powerlink System in the United States after receiving FDA approval in October 2004. We expect to continue to incur substantial costs and cash outlays in 2005 to support Powerlink System research and development, manufacturing capability development, our facility relocation, and the U.S. market launch of the Powerlink System. While we believe that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operations, capital expenditures, and increases in working capital through at least March 31, 2006, given the difficulty of predicting future capital requirements, we may be required to seek additional financing to support our operations and the ongoing commercial launch of the Powerlink System. We may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operations of our business. In addition, any such financing, if completed, may dilute existing stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our financial instruments include cash and short-term investment grade debt securities. At March 31, 2005 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at March 31, 2005.

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on January 11, 2005, at which a proposal to amend the Company’s 1996 Stock Option/Stock Issuance Plan to increase the number of shares available for issuance thereunder by 2,000,000 shares was presented and voted on. The voting results were: For, 15,491,638; Against, 2,779,826; Abstain, 59,543.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

ENDOLOGIX, INC

Date: May 9, 2005	/s/ Paul McCormick _______________________________________________ Paul McCormick, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2005	/s/ Robert J. Krist _______________________________________________ Robert J. Krist, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350