Form 10-Q
period 2005-06-30
ENDOLOGIX INC /DE/
filed 2005-08-08
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 000-28440

ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11 Studebaker, Irvine, California 92618
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

On July 28, 2005, there were 36,068,205 shares of the registrant's only class of common stock were outstanding.

ENDOLOGIX, INC.

Form 10-Q

June 30, 2005

ENDOLOGIX, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,370	$4,831
Marketable securities available-for-sale, including unrealized losses
of $18 and $39	7,736	16,335
Accounts receivable, net of allowance for doubtful accounts of $32 and
$ 31	752	347
Other receivables	154	233
Inventories	6,102	3,984
Other current assets	647	510

Total current assets	19,761	26,240

Property and equipment, net	2,380	689
Marketable securities available-for-sale, including unrealized losses of
$2 and $0	405	750
Goodwill	3,602	3,602
Intangibles, net	12,426	13,129
Other assets	103	102

Total assets	$38,677	$44,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,071	$2,763

Total current liabilities	3,071	2,763
Accrued compensation	79	198

Total liabilities	3,150	2,961

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, $0.001 par value; 50,000,000 shares authorized,
32,413,000 and 32,362,000 shares issued and outstanding	32	32
Additional paid-in capital	125,896	125,704
Accumulated deficit	(89,801)	(83,602)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive income	61	78

Total stockholders' equity	35,527	41,551

Total liabilities and stockholders' equity	$38,677	$44,512

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Product	$1,495	$860	$2,849	$1,203
License	67	342	127	819

Total revenue	1,562	1,202	2,976	2,022
Cost of product revenue	584	415	1,227	658

Gross profit	978	787	1,749	1,364

Operating expenses:
Research, development and clinical	1,473	1,652	2,832	3,097
Marketing and sales	1,717	481	3,095	872
General and administrative	789	753	2,228	1,528

Total operating expenses	3,979	2,886	8,155	5,497

Loss from operations	(3,001)	(2,099)	(6,406)	(4,133)

Other income:
Interest income	103	83	212	137
Other expense	(5)	(16)	(5)	(9)

Total other income	98	67	207	128

Net loss	($ 2,903)	($ 2,032)	($ 6,199)	($ 4,005)

Basic and diluted net loss per share	($ 0.09)	($ 0.06)	($ 0.19)	($ 0.13)

Shares used in computing basic and diluted net loss per
share	31,911	31,717	31,903	30,495

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	($6,199)	($4,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	748	743
Amortization of stock-based compensation	36	79
Bad debt expense (recovery)	--	(5)
Change in:
Accounts receivable	(405)	(261)
Inventories	(2,118)	(415)
Other receivables and other assets	(58)	424
Accounts payable and accrued expenses	189	478

Net cash used in operating activities	(7,807)	(2,962)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(9,561)	(21,096)
Sales of available-for-sale securities	18,524	9,043
Cash paid for property and equipment	(1,736)	(95)

Net cash provided by (used in) investing activities	7,227	(12,148)

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	--	15,360
Proceeds from sale of common stock under employee stock purchase plan	81	56
Proceeds from exercise of common stock options	75	1,396

Net cash provided by financing activities	156	16,812

Effect of exchange rate changes on cash and cash equivalents	(37)	(18)

Net (decrease) increase in cash and cash equivalents	(461)	1,684
Cash and cash equivalents, beginning of period	4,831	4,402

Cash and cash equivalents, end of period	$4,370	$6,086

See accompanying notes

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS) (Continued)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three-month and six-month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

For the six months ended June 30, 2005, the Company incurred a net loss of $6,199. As of June 30, 2005, the Company had an accumulated deficit of $89,801. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In July 2003 and March 2004, the Company completed two private placements of its common stock, resulting in aggregate net proceeds of $23,744. In addition, in July 2005 the Company completed a private placement of its common stock that resulted in net proceeds of approximately $15,498 (Note 13 – Subsequent Events).

Upon completion of the July 2005 private placement described above, the Company had cash, cash equivalents and marketable securities available for sale of $28,009. The Company expects to continue to incur substantial costs and cash outlays in 2005 to support Powerlink® System research and development, manufacturing capability development, facility relocation, and the expanded U.S. market launch of the Powerlink System. While the Company believes that current cash, cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operations, capital expenditures, and increases in working capital through at least December 31, 2006, given the difficulty of predicting future capital requirements, the Company may be required to seek additional financing to support its operations and the ongoing commercial launch of the Powerlink System. If so, the Company may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operations of its business and the execution of its business strategy.

2. Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting periods. The Company’s pro forma information for the quarters ended June 30, 2005 and 2004 is as follows:

	2005	2004
Net loss, as reported	$(2,903)	$(2,032)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(562)	(214)

Pro forma net loss	$(3,465)	$(2,246)

Earnings per share:
Basic and diluted-as reported	$(0.09)	$(0.06)
Basic and diluted-pro forma	$(0.11)	$(0.07)

The Company's pro forma information for the six month periods ended June 30, 2005 and 2004 is as follows:

	2005	2004
Net loss, as reported	$(6,199)	$(4,005)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(868)	(337)
Pro forma net loss	$(7,067)	$(4,342)
Earnings per share:
Basic and diluted-as reported	$(0.19)	$(0.13)
Basic and diluted-pro forma	$(0.22)	$(0.14)

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

During the six months ended June 30, 2005, the Company granted Performance Units to employees under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.

The Company granted a total of 40 and 180 Performance Units to employees at a weighted average Base Value of $2.96 and $3.33, during the three and six months ended June 30, 2005, respectively. The total accrued compensation expense as of June 30, 2005 was $460 and there were 528 total Performance Units outstanding. The Company recorded ($102) and ($62) during the three and six months ended June 30, 2005, respectively, and $39 and $88 during the three and six months ended June 30, 2004, respectively, in compensation expense in accordance with FIN 28. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, will record the difference between the closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and six months ended June 30, 2005 and the three and six months ended June 30, 2004 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the three months ended June 30, 2005 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 418 shares and 574 shares, respectively. In addition, options to purchase 1,263 shares and 199 shares, respectively, with an exercise price above the average market price for the three months ended June 30, 2005 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

If anti-dilutive stock options were included for the six months ended June 30, 2005 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 569 shares and 642 shares, respectively. In addition, options to purchase 543 shares and 155 shares, respectively, with an exercise price above the average market price for the six months ended June 30, 2005 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

4. Marketable Securities Available-For-Sale

The Company accounts for its investments pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The cost of securities sold is based on the specific identification method. During the three and six months ended June 30, 2005 and 2004, the Company did not have any realized gains or losses.

The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of June 30, 2005, $7,736 and $405 of the Company’s debt securities had contractual maturities more than 90 days and less than one year, and between one to two years, respectively. As of December 31, 2004, $16,335 and $750 of the Company’s debt securities had contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	June 30, 2005			December 31, 2004
		Gross Unrealized			Gross Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value
U.S. Treasury and other agencies
debt securities	$3,773	$(8)	$3,765	$10,318	$(15)	$10,303
Corporate debt securities	4,388	(12)	4,376	6,806	(24)	6,782

	$8,161	$(20)	$8,141	$17,124	$(39)	$17,085

5. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$2,720	$3,219
Work-in-process	1,378	236
Finished goods	2,004	529

	$6,102	$3,984

6. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the three months ended June 30, 2005 and 2004, the Company recorded $67 and $274 respectively, in license revenue due on product sales by Guidant. During the six months ended June 30, 2005 and 2004, the Company recorded $127 and $686, respectively, in license revenue due on product sales by Guidant. At June 30, 2005 and December 31, 2004, $60 and $100, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheets.

7. Product Revenue by Geographic Region

The Company had product sales based on the locations of the customer by region as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
United States	$900	$139	$1,521	$226
Europe	557	710	1,268	946
Other	38	11	60	31

	$1,495	$860	$2,849	$1,203

8. Concentrations of Credit Risk and Significant Customers

During the three and six months ended June 30, 2005, revenues from Edwards Lifesciences AG were $370 and $874, which represented 24% and 29% of total revenues, and revenues from Bolton Medical Distribution, S.A. were $152 and $313, which represented 10% and 11% of total revenues, respectively. During the three months and six months ended June 30, 2004, revenues from Edwards Lifesciences AG were $383, which represented 32% and 19% of total revenues, and revenues from Bolton Medical Distribution, S.A. were $133 and $218, which represented 11% and 11% of total revenues, respectively. No other single customer in the three months and six months ended June 30, 2005 or 2004 represented more than 10% of total revenues.

As of June 30, 2005 and December 31, 2004, accounts receivable from Bolton Medical Distribution S.A. amounted to $151 and $142, and accounts receivable from Edwards Lifesciences AG amounted to $132 and $73, respectively. Additionally, as of December 31, 2004, accounts receivable from Edwards Lifesciences and Comesa Polska Sp. amounted to $73 and $35 respectively. No other single customer accounted for more than 10% of the Company’s accounts receivable balance at June 30, 2005 or December 31, 2004.

9. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,903)	$(2,032)	$(6,199)	$(4,005)
Unrealized holding gain (loss) arising during
the period, net	16	(60)	20	(65)
Unrealized exchange rate loss	(15)	(33)	(37)	(18)

Comprehensive loss	$(2,902)	$(2,125)	$(6,216)	$(4,088)

10. Merger

In May 2002, the Company acquired all of the capital stock of Endologix, Inc., a privately-held corporation (“former Endologix”). The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In the merger, the Company acquired, in addition to the net tangible assets of the business, intangible assets such as the Powerlink and PowerWeb (an earlier version of the Powerlink) technologies, both developed and in-process, the Endologix trade name and Powerlink and PowerWeb trademarks, and goodwill.

The Company determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. The Company also determined a value of $2,708 for trademarks and trade names and a residual amount of $3,602 was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $351 and $351 during the three months ended June 30, 2005 and 2004, respectively. The Company recognized amortization expense of $703 and $703 during the six months ended June 30, 2005 and 2004. Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

2005	$703
2006	$1,405
2007	$1,405
2008	$1,405
2009	$1,405
2010	$1,405

Other intangibles consisted of the following:

	June 30, 2005	December 31, 2004
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(4,332)	(3,629)

	9,718	10,421
Trademarks and trade names (Indefinite life)
	2,708	2,708

Intangible assets, net	$12,426	$13,129

11. Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for its Powerlink product. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, the Company must purchase certain unit quantities of the component, with defined annual quantity increases. The agreement further provides for a significant price increase upon receipt of FDA approval of the Powerlink System, which occurred in October 2004.

        During the three and six months ended June 30, 2005 the Company purchased approximately $441 and $956, respectively, of such materials, toward fulfilling its 2005 purchase commitments. The Company estimates that it will complete its 2005 commitment by purchasing an additional $2,137 of the material. The Company is economically dependent on this vendor, which is the sole source for this key component.

Legal Matters

        On September 15, 1999, EndoSonics Corporation, which was a wholly-owned subsidiary of Jomed N.V. until July 2003, filed a complaint for declaratory relief in the Superior Court in Orange County, California, claiming that under a May 1997 agreement between the parties, EndoSonics had rights to combine the Company’s Focus balloon technology with an EndoSonics’ ultrasound imaging transducer on the same catheter with a coronary vascular stent. In February 2001 the court ruled in the Company’s favor, ruling that Jomed-EndoSonics had no such rights to include a stent with the Focus balloon and ultrasound imaging transducer. Under the judgment, the Company was entitled to recover approximately $468 of its legal fees and costs it had previously expensed, plus interest. In May 2001, Jomed-EndoSonics appealed the judgment, and in January 2003 the appeals court upheld the judgment in favor of the Company. In February 2003, the Company agreed to accept payment of the judgment for legal fees and costs of $468, which was recorded as a reduction to general and administrative expenses, and interest due of $94, all of which was collected by March 31, 2003.

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

        A state court product liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensating damages for claims of this nature. The Company contests the case vigorously. The parties are currently engaged in oral discovery. At the present stage of this matter, management is unable to estimate possible minimum or maximum amounts of loss contingencies, direct or indirect, in regard to this lawsuit. The Company views the prospect of an unfavorable outcome as possible at this time; accordingly, the Company has not accrued a loss contingency as of June 30, 2005.

        The Company is a party to ordinary disputes arising in the normal course of business. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Manufacturing Equipment Development Agreement

        In June 2004, the Company entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of the Company’s manufacturing capability. The project is estimated to cost $2,100, and be completed in March 2006. Of this amount, $565 was incurred in 2004, and $483 during the six months ended June 30, 2005. These amounts are presented as construction in progress and are included in property and equipment. The Company can terminate the agreement on 15 days notice, in which case it would be responsible to pay for the costs incurred prior to the date of termination.

12. Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt securities until further deliberations by the FASB. The adoption of this pronouncement did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on January 1, 2006, requiring compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding, the impact of potential new stock option grants and the expense that will be associated with the Employee Stock Purchase Plan, the Company expects that compliance with SFAS 123(R) will have a material effect on the Company’s financial position and results of operations.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards and the Company has significant net operating loss carryforwards that will fully offset taxable income. The Company does not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The Company does not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

The FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its financial position, results of operations or cash flows.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.

13. Subsequent Events

In July 2005, the Company completed a private placement of 4,150 shares of its common stock at a purchase price of $4.00 per share. The Company received aggregate proceeds of $16,600 for the newly issued shares of common stock. The proceeds of the private placement, net of issuance costs, amounted to $15,498.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our sole technology, the Powerlink System, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, including but not limited to those factors discussed in “Additional factors affecting our business.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

        We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., (“former Endologix”), and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc.

Our Business

        We are engaged in the development, manufacture, sale and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the Powerlink® System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%, making it the 13th leading cause of death in the United States.

        The Powerlink System is a catheter and endoluminal stent graft, or ELG system. The self-expanding cobalt chromium alloy cage is covered by ePTFE, a commonly-used surgical graft material. The Powerlink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. We believe that implantation of the Powerlink System will reduce the mortality and morbidity rates associated with conventional AAA surgery. We are currently selling the Powerlink System in the United States and Europe, and in other selected markets.

        Prior to the acquisition of former Endologix in May 2002 and the restructuring that occurred during the third and fourth quarters of 2001 we researched and developed a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.

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

        We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2005. We received FDA approval to commercially market the Powerlink System in October 2004, at which time we began a focused commercial launch in the United States. Our business is subject to a number of challenges inherent in a company with a single technology which is introduced for the first time on a commercial basis, such as the difficulty in predicting physician acceptance of our product and the difficulty of planning for the growth of our operations relative to the market demand for our product. Consequently, our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

        Product Revenue. Product revenue increased 74% to $1.5 million in the three months ended June 30, 2005 from $860,000 in the three months ended June 30, 2004. Domestic sales increased 547% to $900,000 in the three months ended June 30, 2005 from $139,000 in the three months ended June 30, 2004. The increase in domestic sales was due to U.S. commercial sales of $877,000, following FDA marketing approval of the Powerlink System in October 2004. Correspondingly, U.S. clinical trial sales declined from $139,000 in the three months ended June 30, 2004 to $23,000 in the three months ended June 30, 2005.

        International sales declined 17% to $595,000 in the three months ended June 30, 2005 from $721,000 for the comparable period in the prior year. We believe, however, that end product usage increased in the 2005 period. In May, 2004, we discontinued direct sales in Germany, which had totaled $114,000 of product usage during the three months ended June 30, 2004, and commenced our distribution relationship with Edwards Lifesciences AG. During the three months ended June 30, 2004, we recorded $383,000 of product sales to Edwards, which we believe represented primarily initial stocking orders. Sales to Edwards Lifesciences AG in the three months ended June 30, 2005 were $370,000, which we believe represented primarily replenishment of product purchased and consumed by end users.

        We expect that product revenue will continue to grow, both sequentially and compared to prior year periods, particularly in the U.S. market as we continue to develop and expand our direct sales force.

        License Revenue. License revenue decreased 80% to $67,000 for the three months ended June 30, 2005 from $342,000 for the three months ended June 30, 2004. We believe that the reduction in license revenue is due primarily to sales of drug-coated stents, a competing technology, and the introduction of non-royalty bearing products by Guidant in the U.S. We anticipate that license revenue will continue to show declines during 2005 as compared with the comparable periods of 2004, due to increasing acceptance of drug-coated stents. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

        Cost of Product Revenue. The cost of product revenue increased 41% to $584,000 in the three months ended June 30, 2005 from $415,000 in the three months ended June 30, 2004. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 39% in the second quarter of 2005 from 48% in the same period of 2004 because average selling prices for the products are higher in the U.S. commercial market. Average selling prices are higher to U.S. customers because we sell direct to hospitals, while international sales are made to distributors. The average selling price per device in the U.S. market was approximately 170% higher than in the non-U.S. markets in the three months ended June 30, 2005. Revenue in the U.S. and non-U.S markets increased 547% and decreased 17%, respectively, in the three months ended June 30, 2005 as compared to the same period in 2004. We expect the cost of product revenue to continue to decrease as a percentage of product revenue throughout 2005 as our domestic product revenue becomes a larger portion of our total product revenue.

        During the three months ended June 30, 2005, we continued significant development efforts to improve and expand our manufacturing capability. Although we believe that we have sufficient capacity and resources to support our production requirement through 2005, we plan to develop our manufacturing capability to support our sales plans thereafter. See the section entitled “Liquidity and Capital Resources,” below, for more information about our manufacturing development projects.

        Research, Development and Clinical. Research, development and clinical expense decreased 11% to $1.5 million in the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004.

        We continue to conduct product research and development of our Powerlink System product line, and complementary technologies and we anticipate continuing enrollment in the suprarenal arm of the pivotal U.S. clinical trials throughout 2005. We will begin enrollment in a third arm of our pivotal U.S. clinical trials for study of a larger diameter cuff in the second half of 2005. We believe we will be able to treat a broader patient population using a large diameter cuff with our Powerlink System stent grafts. We expect that research, development, and clinical expense will remain in the range from $1.5 million to $1.8 million per quarter for the remainder of 2005.

        Marketing and Sales. Marketing and sales expense increased 257% to $1.7 million in the three months ended June 30, 2005 from $481,000 in the three months ended June 30, 2004. The increase in the second quarter of 2005 resulted primarily from the expansion of our sales force and sales support work force to support the U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expense will increase over the remainder of 2005 and will be materially higher than the comparable periods of 2004 as we increase the size of our direct sales force in the U.S. market.

        General and Administrative. General and administrative expense increased 5% to $789,000 in the three months ended June 30, 2005, from $753,000 in the three months ended June 30, 2004. We expect that general and administrative expense will grow only moderately from current levels in the remaining quarters of 2005, principally to enhance our information technology capability.

        Other Income (Expense). Other income increased 46% to $98,000 in the three months ended June 30, 2005, from $67,000 in the same period of 2004. The increase in other income was primarily higher interest income due to higher interest rates in the 2005 period. We expect that interest income will increase at even greater rates compared to prior year periods for the remainder of 2005 due to both higher rates of interest and substantially higher invested cash balances.

Comparison of the Six Months Ended June 30, 2005 and 2004

        Product Revenue. Product revenue increased 137% to $2.8 million in the six months ended June 30, 2005 from $1.2 million in the six months ended June 30, 2004. Domestic sales increased 573% to $1.5 million in the six months ended June 30, 2005 from $226,000, all related to clinical trials, in the six months ended June 30, 2004. The increase in domestic sales was driven by U.S. commercial sales of $1.5 million, following FDA marketing approval of the Powerlink System in October 2004. U.S. clinical trial sales were $226,000 in the first six months of 2004.

        International sales increased 36% to $1.3 million for the six months ended June 30, 2005 from $977,000 for the six months ended June 30, 2004. Sales to Edwards Lifesciences AG increased by $491,000, partially offset by the discontinuation in May 2004 of direct sales in Germany, which had totaled $185,000 in the first six months of 2004.

        License Revenue. License revenue decreased 84% to $127,000 for the six months ended June 30, 2005 from $819,000 for the six months ended June 30, 2004. We believe that the reduction in license revenue is due primarily to sales of drug-coated stents, a competing technology, and the introduction of non-royalty bearing products by Guidant in the U.S.

        Cost of Product Revenue. The cost of product revenue increased 86% to $1.2 million in the six months ended June 30, 2005 from $658,000 in the six months ended June 30, 2004. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 43% in the six months ended June 30, 2005 from 55% in the same period of 2004 due to higher average selling prices for our products in the U.S. commercial market. We expect the cost of product revenue to continue to decrease as a percentage of product revenue throughout 2005 as our domestic product revenue becomes a larger portion of our total product revenue.

        Research, Development and Clinical. Research, development and clinical expense decreased 9% to $2.8 million in the six months ended June 30, 2005 from $3.1 million in the six months ended June 30, 2004. This decrease is primarily related to lower clinical trial expense in the first half of 2005 as a result of receiving FDA approval to market the Powerlink System in the U.S. in October 2004, compared to the same period in 2004.

        Marketing and Sales. Marketing and sales expense increased 255% to $3.1 million in the six months ended June 30, 2005 from $872,000 in the six months ended June 30, 2004. The increase resulted primarily from the expansion of our sales force and sales support work force to support the U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expense will increase over the remainder of 2005 and will be materially higher than the comparable periods of 2004 as we increase the size of our direct sales force in the U.S. market.

        General and Administrative. General and administrative expense increased 46% to $2.2 million in the six months ended June 30, 2005, from $1.5 million in the six months ended June 30, 2004. This increase was due primarily to the costs of completing our first report on internal control over financial reporting, in accordance with the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002.

        Other Income (Expense). Other income increased 62% to $207,000 in the six months ended June 30, 2005, from $128,000 in the same period of 2004. The increase in other income was primarily due to higher interest income resulting from both higher interest rates and a higher average invested cash balance.

Liquidity and Capital Resources

        For the six months ended June 30, 2005, we incurred a net loss of $6.2 million. As of June 30, 2005, we had an accumulated deficit of approximately $89.8 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In July 2003 and March 2004, we completed two private placements of our common stock, resulting in aggregate net proceeds of $23.7 million

        In July 2005, we completed a private placement of 4,150 shares of its common stock at a purchase price of $4.00 per share. We received aggregate proceeds of $16.6 million for the newly issued shares of common stock. The proceeds of the private placement, net of issuance costs, amounted to $15.5 million. Upon completion of the July 2005 private placement, we had cash, cash equivalents and marketable securities available for sale of $28.0 million.

        For the six months ended June 30, 2005, inventory increased 53% to $6.1 million from $4.0 million. Increases in work-in-process of $1.1 million and finished goods of $1.5 million were offset by a decrease in raw materials of $500,000. We increased our finished good and in-process inventories for two principal reasons; (1) to assure high customer order fill rates as we expand the U.S. commercial launch of the Powerlink system, and (2) to add temporary safety stock prior to shutting down and moving our production facility during the third quarter of 2005. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a three year shelf life.

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for its Powerlink product. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, we purchase certain unit quantities of the component, with defined annual quantity increases. The agreement further provided for a significant price increase upon receipt of FDA approval of the Powerlink System, which occurred in October 2004. During the six months ended June 30, 2005 and 2004, we purchased approximately $956,000 and $436,000, respectively, of such materials, toward fulfilling its 2005 and 2004 purchase commitments. We estimate that we will complete our 2005 commitment by purchasing an additional $2.1 million of the material. We are economically dependent on this vendor, which is the sole source for this key component.

        In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. The project is estimated to cost $2.1 million, and is estimated to be completed in March 2006. Of this amount, $565,000 was incurred in 2004, and $483,000 was incurred during the six months ended June 30, 2005. These amounts are presented as construction in progress and are included in property and equipment. We can terminate the agreement on 15 days notice, in which case we would be responsible to pay for the costs incurred prior to the date of termination.

        In December 2004, the board of directors approved the funding for a plan to relocate both our manufacturing and headquarters functions to a 30,200 square foot leased facility, located in Irvine, California. As of June 30, 2005, we have spent approximately $1.4 million for the construction of leasehold improvements, clean room space, equipment, and furniture for this facility. We estimate that $0.3 million will be required to complete the relocation in the third quarter of 2005. Our future minimum payments under the term of the lease are as follows:

2005	$154
2006	$315
2007	$325
2008	$334
2009	$344
2010	$87

        We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:

o	market acceptance of the Powerlink System;
o	the development of sales and marketing resources;
o	the success of our research and development programs for future products;
o	the clinical trial and regulatory approval process for future products;
o	the costs involved in intellectual property rights enforcement or litigation;
o	competitive factors;
o	our requirements for additional manufacturing capacity; and
o	the establishment of collaborative relationships with other parties.

        However, as noted above, we initiated our commercial launch of the Powerlink System in the United States after receiving FDA approval in October 2004. We expect to continue to incur substantial costs and cash outlays in 2005 to support Powerlink System research and development, manufacturing capability development, our facility relocation, and the expanded U.S. market launch of the Powerlink System. While we believe that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operations, capital expenditures, and increases in working capital through at least December 31, 2006, given the difficulty of predicting future capital requirements, we may be required to seek additional financing to support our operations and the expanded commercial launch of the Powerlink System. We may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operations of our business and execution of our business strategy. In addition, any such financing, if completed, may dilute existing stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our financial instruments include cash and short-term investment grade debt securities. At June 30, 2005 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at June 30, 2005.

Item 4. CONTROLS AND PROCEDURES.

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

Part II.

OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The annual meeting of stockholders was held on May 24, 2005. The following actions were taken at this meeting.

1.     In the election of directors, the following is a tabulation of the votes:

Name	For	Number of Shares Withheld	Broker Non Votes
Jeffrey F. O'Donnell	23,844,443	3,608,626	--
Ronald H. Coelyn	26,831,316	621,753	--

1.     In the election of directors, the following is a tabulation of the votes:

2.     Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.
        The following is a tabulation of the firm votes:

	Number of Shares
For	Against	Withheld	Broker Non Votes
27,441,792	6,482	4,795	--

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC

Date: August 5, 2005	/s/ Paul McCormick _______________________________________________ Paul McCormick, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2005	/s/ Robert J. Krist _______________________________________________ Robert J. Krist, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350