Form 10-Q
period 2005-09-30
ENDOLOGIX INC /DE/
filed 2005-11-09
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 000-28440

ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No

On October 24, 2005, there were 36,100,096 shares of the registrant's only class of common stock were outstanding.

ENDOLOGIX, INC.

Form 10-Q

September 30, 2005

ENDOLOGIX, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,190	$4,831
Restricted cash equivalents	500	--
Marketable securities available-for-sale, including unrealized losses
of $27 and $39	12,116	16,335
Accounts receivable, net of allowance for doubtful accounts of $26 and $31	1,303	347
Other receivables	156	233
Inventories	7,331	3,984
Other current assets	731	510

Total current assets	32,327	26,240

Property and equipment, net	3,507	689
Marketable securities available-for-sale, including unrealized losses of
$0 and $0	--	750
Goodwill	3,602	3,602
Intangibles, net	12,075	13,129
Other assets	103	102

Total assets	$51,614	$44,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,892	$2,763

Total current liabilities	3,892	2,763
Deferred rent	223	--
Accrued compensation	95	198

Total liabilities	4,210	2,961

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, $0.001 par value; 50,000,000 shares authorized,
36,586,000 and 32,362,000 shares issued and outstanding	37	32
Additional paid-in capital	141,522	125,704
Accumulated deficit	(93,468)	(83,602)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive income (loss)	(26)	78

Total stockholders' equity	47,404	41,551

Total liabilities and stockholders' equity	$51,614	$44,512

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Product	$2,135	$1,064	$4,983	$2,267
License	66	294	194	1,113

Total revenue	2,201	1,358	5,177	3,380
Cost of product revenue	866	665	2,093	1,323

Gross profit	1,335	693	3,084	2,057

Operating expenses:
Research, development and clinical	1,513	1,491	4,346	4,588
Marketing and sales	2,588	791	5,680	1,664
General and administrative	1,114	914	3,344	2,441

Total operating expenses	5,215	3,196	13,370	8,693

Loss from operations	(3,880)	(2,503)	(10,286)	(6,636)

Other income:
Interest income	208	96	420	234
Other income (expense)	5	(2)	--	(12)

Total other income	213	94	420	222

Net loss	($ 3,667)	($ 2,409)	($ 9,866)	($ 6,414)

Basic and diluted net loss per share	($ 0.10)	($ 0.08)	($ 0.30)	($ 0.21)

Shares used in computing basic and diluted net loss per
share	35,813	31,753	33,223	30,917

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	($ 9,866)	($ 6,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,225	1,120
Amortization of stock-based compensation	67	152
Bad debt expense	--	6
Change in:
Accounts receivable	(956)	(410)
Inventories	(3,347)	(376)
Other receivables and other assets	(145)	311
Accounts payable and accrued expenses	1,249	713

Net cash used in operating activities	(11,773)	(4,898)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(10,733)	(24,832)
Sales of available-for-sale securities	15,714	15,683
Cash paid for property and equipment	(2,989)	(344)
Increase in restricted cash	(500)	--

Net cash provided by (used in) investing activities	1,492	(9,493)

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	15,497	15,360
Proceeds from sale of common stock under employee stock purchase plan	164	127
Proceeds from exercise of common stock options	95	1,684

Net cash provided by financing activities	15,756	17,171

Effect of exchange rate changes on cash and cash equivalents	(116)	(36)

Net increase in cash and cash equivalents	5,359	2,744
Cash and cash equivalents, beginning of period	4,831	4,402

Cash and cash equivalents, end of period	$10,190	$7,146

See accompanying notes

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

For the nine months ended September 30, 2005, the Company incurred a net loss of $9,866. As of September 30, 2005, the Company had an accumulated deficit of $93,468. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In July 2003 and March 2004, the Company completed two private placements of its common stock, resulting in aggregate net proceeds of $23,744. In addition, in July 2005 the Company completed a private placement of its common stock that resulted in net proceeds of approximately $15,497.

As of September 30, 2005, the Company had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $22,806. The Company expects to continue to incur substantial costs and cash outlays in 2005 to support Powerlink® System research and development, manufacturing capability development, facility relocation, and the expanded U.S. market launch of the Powerlink System. While the Company believes that current cash, cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operations, capital expenditures, and increases in working capital through at least December 31, 2006, given the difficulty of predicting future capital requirements, the Company may be required to seek additional financing to support its operations and the ongoing commercial launch of the Powerlink System. If so, the Company may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operations of its business and the execution of its business strategy.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting periods. The Company’s pro forma information for the quarters ended September 30, 2005 and 2004 is as follows:

	2005	2004
Net loss, as reported	$(3,667)	$(2,409)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(648)	(214)

Pro forma net loss	$(4,315)	$(2,623)

Earnings per share:
Basic and diluted-as reported	$(0.10)	$(0.08)
Basic and diluted-pro forma	$(0.12)	$(0.08)

The Company’s pro forma information for the nine month periods ended September 30, 2005 and 2004 is as follows:

	2005	2004
Net loss, as reported	$(9,866)	$(6,414)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(1,514)	(551)

Pro forma net loss	$(11,380)	$(6,965)

Earnings per share:
Basic and diluted-as reported	$(0.30)	$(0.21)
Basic and diluted-pro forma	$(0.34)	$(0.23)

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

During the nine months ended September 30, 2005, the Company granted Performance Units to employees under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years. The difference between the closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.

The Company did not grant Performance Units to employees in the three months ended September 30, 2005. The Company granted a total of 180 Performance Units to employees at a weighted average Base Value of $3.33, during the nine months ended September 30, 2005. The total accrued compensation expense as of September 30, 2005 was $667 and there were 488 total Performance Units outstanding. The Company recorded $233 and $171 during the three and nine months ended September 30, 2005, respectively, and $212 and $300 during the three and nine months ended September 30, 2004, respectively, in compensation expense in accordance with FIN 28. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, will record the difference between the closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the three months ended September 30, 2005 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 458 shares and 665 shares, respectively. In addition, options to purchase 1,068 shares and 110 shares, respectively, with an exercise price above the average market price for the three months ended September 30, 2005 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

If anti-dilutive stock options were included for the nine months ended September 30, 2005 and 2004, the number of shares used to compute diluted net loss per share would have been increased by approximately 551 shares and 643 shares, respectively. In addition, options to purchase 722 shares and 141 shares, respectively, with an exercise price above the average market price for the nine months ended September 30, 2005 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

4. Restricted Cash Equivalents

The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At September 30, 2005, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.

5. Marketable Securities Available-For-Sale

The Company accounts for its investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The cost of securities sold is based on the specific identification method. During the three and nine months ended September 30, 2005 and 2004, the Company did not have any realized gains or losses.

The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of September 30, 2005, $12,116 of the Company’s debt securities had contractual maturities more than 90 days and less than one year, and none had contractual maturities between one to two years. As of December 31, 2004, $16,335 and $750 of the Company’s debt securities had contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	September 30, 2005			December 31, 2004
		Gross Unrealized			Gross Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value
U.S. Treasury and other agencies
debt securities	$7,240	$(18)	$7,222	$10,318	$(15)	$10,303
Corporate debt securities	4,903	(9)	4,894	6,806	(24)	6,782

	$12,143	$(27)	$12,116	$17,124	$(39)	$17,085

6. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$3,082	$3,219
Work-in-process	1,518	236
Finished goods	2,731	529

	$7,331	$3,984

7. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the three months ended September 30, 2005 and 2004, the Company recorded $66 and $166, respectively, in license revenue due on product sales by Guidant. During the nine months ended September 30, 2005 and 2004, the Company recorded $194 and $852, respectively, in license revenue due on product sales by Guidant. At September 30, 2005 and December 31, 2004, $60 and $100, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheets.

8. Product Revenue by Geographic Region

The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
United States	$1,581	$106	$3,099	$330
Europe	538	935	1,807	1,883
Other	16	23	77	54

	$2,135	$1,064	$4,983	$2,267

9. Concentrations of Credit Risk and Significant Customers

During the three and nine months ended September 30, 2005, revenues from Edwards Lifesciences AG were $467 and $1,341, respectively, which represented 21% and 26% of total revenues during the respective periods. During the three months and nine months ended September 30, 2004, revenues from Edwards Lifesciences AG were $814 and $1,197, respectively, which represented 77% and 53% of total revenues during the respective periods. No other single customer in the three months and nine months ended September 30, 2005 or 2004 represented more than 10% of total revenues.

As of September 30, 2005 and December 31, 2004, accounts receivable from Edwards Lifesciences AG amounted to $300 and $73, respectively. Additionally, as of December 31, 2004, accounts receivable from Bolton Medical Distribution, S.A. and Comesa Polska Sp. amounted to $312 and $35, respectively. No other single customer accounted for more than 10% of the Company’s accounts receivable balance at September 30, 2005 or December 31, 2004.

10. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net loss	$(3,667)	$(2,409)	$(9,866)	$(6,414)
Unrealized holding gain (loss) arising during
the period, net	(6)	21	14	(44)
Foreign currency translation adjustments	(79)	(18)	(116)	(36)

Comprehensive loss	$(3,752)	$(2,406)	$(9,968)	$(6,494)

11. Merger

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

The Company determined the fair value of developed technology at the merger date to be $14,050, which represents the acquired, aggregate fair value of individually identified technologies that were fully developed at the time of the merger. The Company also determined a value of $2,708 for trademarks and trade names and a residual amount of $3,602 was allocated to goodwill. The trademarks and trade names have an indefinite life and the developed technology is being amortized over ten years. The Company recognized amortization expense on intangible assets of $351 and $351 during the three months ended September 30, 2005 and 2004, respectively. The Company recognized amortization expense of $1,054 and $1,054 during the nine months ended September 30, 2005 and 2004. Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

2005	$351

2006	$1,405

2007	$1,405

2008	$1,405

2009	$1,405

2010	$1,405

Other intangibles consisted of the following:

	September 30, 2005	December 31, 2004
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(4,683)	(3,629)

	9,367	10,421
Trademarks and trade names (Indefinite life)
	2,708	2,708

Intangible assets, net	$12,075	$13,129

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

        During the three and nine months ended September 30, 2005 the Company purchased approximately $950 and $1,906, respectively, of such materials, toward fulfilling its 2005 purchase commitments. The Company estimates that it will complete its 2005 commitment by purchasing an additional $1,089 of the material during the fourth quarter of 2005. The Company is economically dependent on this vendor, which is the sole source for this key component.

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

        A state court product liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensating damages for claims of this nature. The Company contests the case vigorously. The parties are currently engaged in oral discovery. At the present stage of this matter, management is unable to estimate possible minimum or maximum amounts of loss contingencies, direct or indirect, in regard to this lawsuit. The Company views the prospect of an unfavorable outcome as possible at this time; accordingly, the Company has not accrued a loss contingency as of September 30, 2005.

        The Company is a party to ordinary disputes arising in the normal course of business. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Manufacturing Equipment Development Agreement

        In June 2004, the Company entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of the Company’s manufacturing capability. The project is estimated to cost $2,100, and be completed in March 2006. Of this amount, $565 was incurred in 2004, and $845 during the nine months ended September 30, 2005. These amounts are presented as construction in progress and are included in property and equipment. The Company can terminate the agreement on 15 days notice, in which case it would be responsible to pay for the costs incurred prior to the date of termination.

13. Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt and equity securities until further deliberations by the FASB. The adoption of this pronouncement did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment.” This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt SFAS 123(R) on January 1, 2006, requiring compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding, the impact of potential new stock option grants and the expense that will be associated with the Employee Stock Purchase Plan, the Company expects that compliance with SFAS 123(R) will have a material effect on the Company’s results of operations.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards and the Company has significant net operating loss carryforwards that will fully offset taxable income. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3" (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2006.

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

        From June 1998 through March 2004, our primary source of revenues were milestone payments based upon the transfer of know-how to Guidant Corporation, and royalty payments based upon the sale of products by Guidant using our Focus technology for the delivery of stents. The royalty payments under the Guidant license agreement are no longer a significant source of our revenue. Sales of the Powerlink System will be our only material source of revenues in 2005.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

        Product Revenue. Product revenue increased 101% to $2.1 million in the three months ended September 30, 2005 from $1.1 million in the three months ended September 30, 2004. Domestic sales increased 1,391% to $1.6 million in the three months ended September 30, 2005 from $106,000 in the three months ended September 30, 2004. The increase in domestic sales was due to the commercial launch of the Powerlink System, which resulted in sales of $1.5 million for the 2005 period, following FDA marketing approval of the Powerlink System in October 2004. Correspondingly, U.S. clinical trial sales declined from $106,000 in the three months ended September 30, 2004 to $31,000 in the three months ended September 30, 2005.

        International sales declined 42% to $554,000 in the three months ended September 30, 2005 from $958,000 for the comparable period in the prior year. During the three months ended September 30, 2004, we recorded $814,000 of product sales to Edwards, which we believe represented a continuation of initial stocking orders together with replenishment of products sold to end users. Sales to Edwards Lifesciences AG in the three months ended September 30, 2005 were $467,000, which we believe represented primarily replenishment of product purchased and consumed by end users.

        We expect that product revenue will continue to grow, both sequentially and compared to prior year periods, particularly in the U.S. market where we continue to develop and expand our direct sales force.

        License Revenue. License revenue decreased 78% to $66,000 for the three months ended September 30, 2005 from $294,000 for the three months ended September 30, 2004. We believe that the reduction in license revenue is due primarily to sales of drug-coated stents, a competing technology, and the introduction of non-royalty bearing products by Guidant in the U.S. We anticipate that license revenue will continue to show declines during 2005 as compared with the comparable periods of 2004, due to increasing acceptance of drug-coated stents. The agreement with Guidant expires in 2008, unless terminated sooner, with minimum annual royalties of $250,000.

        Cost of Product Revenue. The cost of product revenue increased 23% to $866,000 in the three months ended September 30, 2005 from $665,000 in the three months ended September 30, 2004. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 42% in the third quarter of 2005 from 63% in the same period of 2004 because average selling prices for the Powerlink System are higher in the U.S. commercial market. Average selling prices are higher to U.S. customers because we sell direct to hospitals, while international sales are made to distributors. The average selling price per device in the U.S. market was approximately 166% higher than in the non-U.S. markets in the three months ended September 30, 2005. Revenue in the U.S. and non-U.S markets increased 1,392% and decreased 42%, respectively, in the three months ended September 30, 2005 as compared to the same period in 2004. We expect the cost of product revenue to remain consistent as a percentage of product revenue throughout the remainder of 2005. The favorable effect of the increasing mix of U.S. revenues at higher average selling prices will be offset by the impact of certain costs related to starting our new production facility. During the three months ended September 30, 2005, we continued significant development efforts to improve and expand our manufacturing capability. Although we believe that we have sufficient capacity and resources to support our production requirement through 2005, we plan to develop our manufacturing capability to support our sales plans thereafter. See the section entitled “Liquidity and Capital Resources,” below for more information about our manufacturing development projects.

        Research, Development and Clinical. Research, development and clinical expense remained unchanged at $1.5 million in the three months ended September 30, 2005 as compared to $1.5 million for the three months ended September 30, 2004.

        We continue to conduct product research and development of our Powerlink System product line, and complementary technologies and we anticipate continuing enrollment in the suprarenal arm of the pivotal U.S. clinical trials throughout 2005. We began enrollment in a third arm of our pivotal U.S. clinical trials for study of a larger diameter cuff in the third quarter of 2005. We believe we will be able to treat a broader patient population using a large diameter cuff with our Powerlink System stent grafts. We expect that research, development, and clinical expense will remain in the range from $1.5 million to $1.8 million during the fourth quarter of 2005.

        Marketing and Sales. Marketing and sales expense increased 227% to $2.6 million in the three months ended September 30, 2005 from $791,000 in the three months ended September 30, 2004. The increase in the third quarter of 2005 resulted primarily from the expansion of our sales force and sales support work force to support the U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expense will increase over the remainder of 2005 and will be materially higher than the comparable periods of 2004 as we increase the size of our direct sales force in the U.S. market.

        General and Administrative. General and administrative expense increased 22% to $1.1 million in the three months ended September 30, 2005, from $914,000 in the three months ended September 30, 2004. The increase in the third quarter was primarily due to increases in property and product liability insurance costs driven by growth, and audit fees due to an earlier start to our Sarbanes-Oxley compliance work. We expect that general and administrative expenses will increase by approximately $100,000 to $200,000 in each of the next two quarters for consulting services and professional fees related to compliance with Sarbanes-Oxley.

        Other Income (Expense). Other income increased 127% to $213,000 in the three months ended September 30, 2005, from $94,000 in the same period of 2004. The increase in other income was primarily higher interest income due to higher interest rates and higher invested cash balances in the 2005 period. We expect that interest income will follow this pattern for the remainder of 2005 due to both higher rates of interest and higher invested cash balances.

Comparison of the Nine Months Ended September 30, 2005 and 2004

        Product Revenue. Product revenue increased 120% to $5.0 million in the nine months ended September 30, 2005 from $2.3 million in the nine months ended September 30, 2004. Domestic sales increased 839% to $3.1 million in the nine months ended September 30, 2005 from $330,000, all related to clinical trials, in the nine months ended September 30, 2004. The increase in domestic sales was driven by U.S. commercial sales of $3.0 million, following FDA marketing approval of the Powerlink System in October 2004. International sales decreased 4% to $1.8 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. We believe, however, that end product usage increased in the 2005 period. In May 2004, we discontinued direct sales in Germany and commenced our distribution relationship with Edwards Lifesciences AG. During the nine months ended September 30, 2004, we recorded $1.2 million of product sales to Edwards, which we believe included a significant amount of initial stocking orders. Sales to Edwards Lifesciences AG in the nine months ended September 30, 2005 were $1.3 million which we believe represented primarily replenishment of product purchased and consumed by end users.

        License Revenue. License revenue decreased 83% to $194,000 for the nine months ended September 30, 2005 from $1.1 million for the nine months ended September 30, 2004. We believe that the reduction in license revenue is due primarily to sales of drug-coated stents, a competing technology, and the introduction of non-royalty bearing products by Guidant in the U.S.

        Cost of Product Revenue. The cost of product revenue increased 58% to $2.1 million in the nine months ended September 30, 2005 from $1.3 million in the nine months ended September 30, 2004. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 42% in the nine months ended September 30, 2005 from 58% in the same period of 2004 due to higher average selling prices for our products in the U.S. commercial market.

        Research, Development and Clinical. Research, development and clinical expense decreased 5% to $4.3 million in the nine months ended September 30, 2005 from $4.6 million in the nine months ended September 30, 2004. This decrease is primarily related to lower clinical trial expense in the first nine months of 2005 as a result of receiving FDA approval to market the Powerlink System in the U.S. in October 2004, compared to the same period in 2004.

        Marketing and Sales. Marketing and sales expense increased 241% to $5.7 million in the nine months ended September 30, 2005 from $1.7 million in the nine months ended September 30, 2004. The increase resulted primarily from the expansion of our sales force and sales support work force to support the U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses.

        General and Administrative. General and administrative expense increased 37% to $3.3 million in the nine months ended September 30, 2005, from $2.4 million in the nine months ended September 30, 2004. This increase was due primarily to the costs of completing our first report on internal control over financial reporting, in accordance with the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002.

        Other Income (Expense). Other income increased 89% to $420,000 in the nine months ended September 30, 2005, from $222,000 in the same period of 2004. The increase in other income was primarily due to higher interest income resulting from both higher interest rates and a higher average invested cash balance.

Liquidity and Capital Resources

        For the nine months ended September 30, 2005, we incurred a net loss of $9.9 million. As of September 30, 2005, we had an accumulated deficit of approximately $93.5 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In July 2003 and March 2004, we completed two private placements of our common stock, resulting in aggregate net proceeds of $23.7 million.

        In July 2005, we completed a private placement of 4,150,000 shares of our common stock at a purchase price of $4.00 per share, which resulted in net proceeds of approximately $15.5 million, after deducting the offering expenses.

        For the nine months ended September 30, 2005, inventory increased 84% to $7.3 million from $4.0 million. Increases in work-in-process of $1.3 million and finished goods of $2.2 million were offset by a decrease in raw materials of $100,000. We increased our finished good and in-process inventories primarily to assure high customer order fill rates as we expand the U.S. commercial launch of the Powerlink System and to add temporary safety stock prior to relocating our production facility during the third and fourth quarters of 2005. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a three year shelf life.

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for its Powerlink product. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, we purchase certain unit quantities of the component, with defined annual quantity increases. The agreement further provided for a significant price increase upon receipt of FDA approval of the Powerlink System, which occurred in October 2004. During the nine months ended September 30, 2005 and 2004, we purchased approximately $1.9 million and $1.2 million, respectively, of such materials, toward fulfilling our 2005 and 2004 purchase commitments. We estimate that we will complete our 2005 commitment by purchasing an additional $1.1 million of the material in the fourth quarter of 2005. We are economically dependent on this vendor, which is the sole source for this key component.

        In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. The project is estimated to cost $2.1 million, and is estimated to be completed in March 2006. Of this amount, $565,000 was incurred in 2004, and $845,000 was incurred during the nine months ended September 30, 2005. These amounts are presented as construction in progress and are included in property and equipment. We can terminate the agreement on 15 days notice, in which case we would be responsible to pay for the costs incurred prior to the date of termination.

In December 2004, the board of directors approved the funding for a plan to relocate both our manufacturing and headquarters functions to a 30,200 square foot leased facility, located in Irvine, California. As of September 30, 2005, we have spent approximately $2.0 million for the construction of leasehold improvements, clean room space, equipment, and furniture for this facility and do not expect any significant future expenditures related to the relocation. Per the terms of our lease, our landlord reimbursed us approximately $300,000 related to the construction of leasehold improvements.

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

        However, as noted above, we initiated our commercial launch of the Powerlink System in the United States after receiving FDA approval in October 2004. We expect to continue to incur substantial costs and cash outlays into 2006 to support Powerlink System research and development, manufacturing capability development, and the expanded U.S. market launch of the Powerlink System. While we believe that current cash and cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for operations, capital expenditures, and increases in working capital through at least December 31, 2006, given the difficulty of predicting future capital requirements, we may be required to seek additional financing to support our operations and the expanded commercial launch of the Powerlink System. We may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operations of our business and execution of our business strategy. In addition, any such financing, if completed, may dilute existing stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our financial instruments include cash and short-term investment grade debt securities. At September 30, 2005 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at September 30, 2005.

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

Part II.

OTHER INFORMATION

Item 5. Other Information

        On September 8, 2005, we provided notice to Herbert Mertens, our Vice President of Sales and Marketing, that we have elected not to renew our employment agreement, dated February 7, 2005, with Mr. Mertens. Such agreement expired on October 18, 2005 pursuant to its terms.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit 10.48	Stock Purchase Agreement, dated July 5, 2005, by and between Endologix, Inc. and the investors named therein (incorporated by reference to Exhibit 10.48 of Endologix Current Report on Form 8-K filed with the SEC on July 8, 2005)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC

Date: November 8, 2005	/s/ Paul McCormick _______________________________________________ Paul McCormick, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2005	/s/ Robert J. Krist _______________________________________________ Robert J. Krist, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 10.48	Stock Purchase Agreement, dated July 5, 2005, by and between Endologix, Inc. and the investors named therein (incorporated by reference to Exhibit 10.48 of Endologix Current Report on Form 8-K filed with the SEC on July 8, 2005)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350