Form 10-K
period 2005-12-31
ENDOLOGIX INC /DE/
filed 2006-03-16
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to .
Commission file number: 000-28440
Endologix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
11 Studebaker, Irvine, California 92618
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(949) 595-7200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value.
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
      As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $112,224,229 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market for June 30, 2005, the last trading date of the Registrant’s second fiscal quarter).
      On March 1, 2006, approximately 37,032,700 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2006.

ENDOLOGIX, INC.
ANNUAL REPORT ON
Form 10-K
For the Fiscal Year Ended December 31, 2005

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

•	market acceptance of our Powerlink® System;

•	our ability to effectively manage our anticipated growth;

•	our ability to protect our intellectual property rights and proprietary technology;

•	research and development of our products;

•	development and management of our business and anticipated trends of our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to compete;

•	general economic and business conditions; and

•	other risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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

Introduction
      We develop, manufacture, sell and market minimally invasive therapies for the treatment of cardiovascular disease. Our products are catheter-based alternative treatments for abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is approximately 75%, making it the 13th leading cause of death in the United States today.
      The Powerlink® System is a catheter and endoluminal graft, or ELG, system. The self-expanding cobalt chromium alloy stent cage is covered by ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurysmal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrate that implantation of our products will reduce the mortality and morbidity rates associated with conventional AAA surgery, as well as provide a clinical alternative to many patients that could not undergo conventional surgery.
      Prior to developing the Powerlink System, we developed various catheter-based systems to treat cardiovascular disease. We licensed our proprietary Focus balloon technology to Guidant Corporation for use in Guidant’s coronary stent delivery systems. Sales of our Powerlink System in the United States and in Europe are the primary sources of our reported revenues.
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
      Atherosclerosis also can reduce the integrity and strength of the vessel wall, causing the vessel wall to expand or balloon out, which is known as an aneurysm. Aneurysms are commonly diagnosed in the aorta, which is the body’s largest artery. The highest incidence of aortic aneurysms occurs in the segment below the opening of the arteries that feed the kidneys, the renal arteries, to where the aorta divides into the two iliac arteries that travel down the legs. Once diagnosed, patients with AAA require either a combination of medical therapy and non-invasive monitoring, or they must undergo a major surgery procedure to repair the aneurysm.
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

Market Opportunity
      In the United States alone, an estimated 1.7 million people have an AAA, yet there are only about 220,000 diagnosed each year. Although AAA is one of the most serious cardiovascular diseases, most AAAs are never detected. Approximately 70% to 80% of AAA patients do not have symptoms at the time of initial diagnosis, and AAAs generally are discovered inadvertently during procedures to diagnose unrelated medical conditions. Once an AAA develops, it continues to enlarge and if left untreated, becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured aneurysms is approximately 75%. We estimate that each year, of those patients diagnosed with AAA, approximately 50,000 to 60,000 undergo conventional surgery, 20,000 to 25,000 are treated with a commercially available ELG, and the remainder are put under “watchful waiting.” AAAs generally are more prevalent in people over the age of 60 and are more common in men than in women. The market opportunity outside of the U.S. for these technologies is estimated to be equal in size to that in the U.S.
      Patients diagnosed with an AAA larger than five centimeters can be classified into one of three categories: those patients opting for elective surgery, patients who refuse surgery due to the clinical risks of an open procedure, and those who are considered at high risk for an open procedure. These high-risk patients and those refusing surgery will populate the initial patient pool for less invasive techniques. We believe that ELGs could be applied to as much as 60%-70% of the approximately 50,000 to 60,000 surgeries performed in the United States each year.
      In addition to the current pool of potential patients, we expect that the number of persons seeking treatment for their condition will increase based on the following factors:

•	Aging Population. In 2000, the age 65 and over population in the United States numbered approximately 34 million, or 12.4% of the total population, and is expected to be 39.7 million by 2010. It is growing at a higher rate than the overall U.S. population. In the United States, the vast majority of AAA procedures are performed in patients age 65 and over.

•	Increasing Expectations of Maintaining Active Lifestyles. Baby boomers, on average, exercise more frequently and live more active lifestyles than the average American. As baby boomers age, their more active lifestyle, combined with their strong desire to maintain the quality of life to which they are accustomed, make them increasingly likely to seek minimally invasive alternatives and forego the long convalescence period required by conventional surgical alternatives.

•	Increased Screening Will Increase the Patient Pool. Based upon the recommendation of the U.S. Preventative Services Task Force that simple ultrasound screening for AAA can reduce total mortality, the U.S. Congress passed legislation providing for AAA screening for Medicare enrollees (SAAAVE bill). We believe implementation of population screening for AAA will dramatically increase the number of patients seeking treatment for this serious medical condition.

•	Improved Endoluminal Devices. We believe improved clinical results of endoluminal repair devices should convert many “watchful waiting” and surgical candidates to ELG procedures. Next generation endovascular AAA repair systems address shortfalls of first and second-generation stent grafts, and longer follow-up should enhance acceptance of ELGs as viable therapy.

Our Strategy
      Our objective is to become a premier supplier of endovascular surgery products that repair diseased or damaged vascular structures as an alternative to open surgery. As part of our core strategy, we intend to:

•	Demonstrate a Significant Technology Advantage. Our strategy has been to develop technology that addresses the limitations of the early generation devices, and execute clinical studies to substantiate the superiority of the technology. Being “first to market” has not been an advantage in the AAA market thus far, as other devices approved for marketing in the United States have undergone post-approval recalls and/or temporary sales suspensions.

•	Execute a focused domestic launch of the Powerlink System. We initially recruited six seasoned vascular implant sales representatives and two clinical specialists to launch the Powerlink System in the U.S. market. We have expanded our domestic sales force to twenty three sales representatives and five regional managers as of February 11, 2006. We estimate that we will increase the size of our domestic sales force to between forty and fifty sales representatives over the next twelve and twenty-four months.

•	Execute a Global Marketing Strategy and Address Key Markets. We have obtained the right to affix the CE Mark, and utilize distributors in markets outside the U.S. We have sought to limit our capital commitments by establishing sales through distributors due to limitations on the size of the market, average sales price and device reimbursement in Europe.

•	Continue to Develop Core Competencies and Develop Synergistic Collaborations. We believe we have demonstrated core competencies in developing catheter-based solutions that address a large unmet clinical need that we identified after close consultation with key physicians. Our focus at this time is the aortic aneurysm. In the future, we intend to develop additional devices to expand the application of our core competencies.

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
      Powerlink Infrarenal Bifurcated Systems. The Powerlink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The infrarenal device is made of a cobalt chromium alloy cage covered by thin-walled ePTFE for placement below the renal arteries. The self-expanding cage permits the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device making it easier for hospital purchasing patterns. We obtained the CE Mark for this product in Europe in August 1999, and obtained U.S. Food and Drug Administration, or FDA, pre-marketing approval in October 2004. We commenced commercial sales in the U.S. in December 2004 and executed a focused U.S. launch throughout 2005.
      Powerlink Suprarenal Bifurcated System. The Powerlink Suprarenal Bifurcated System is similar to the infrarenal device, except that the wire stent in the suprarenal device is extended above the graft material to allow the physician to anchor the top of the device above the renal arteries without obstructing them. The suprarenal device is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 32 millimeters in diameter. The suprarenal model has a segment of uncovered stent at the proximal end that permits the operator to place the device more proximally, over the opening of the renal arteries in patients with short or angulated aortic necks. The uncovered stent permits continuous blood flow to the renal arteries, thereby mitigating the risk of kidney complications. We obtained the CE Mark for this product in Europe in August 1999, and are currently enrolling patients in an arm of a Phase II pivotal trial in the U.S.
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

Clinical Trials

Powerlink Systems
      As of February 11, 2006, 123 of the 193 patients required have been enrolled for the second arm of U.S. Pivotal Phase II clinical trial for the suprarenal Powerlink System.
      As of February 11, 2006, 13 of the 60 patients have been enrolled in a U.S. Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink to treat patients with large aortic necks. Currently no commercial device is capable of treating aortic necks larger than 28 mm. We believe that approximately 10-15% of all potential patients are refused minimally invasive treatment due to anatomic considerations.
      Japanese Clinical Trial on the PowerWeb System. The PowerWeb System is the predecessor to the Powerlink System. The two designs utilize the same stent cage configuration but use different methods to link the wire forms. In November 2001, we completed the first AAA clinical trial in Japan, including the required 6 month follow up. Six centers used the PowerWeb System for elective endovascular aneurysm repair in 79 patients.
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
      In 2005, the Japanese Ministry of Health notified us that although they believed the clinical results of the PowerWeb study were good, the structure of clinical trial was such that they would not grant Shonin Approval for the PowerWeb System. They requested that we submit the data on the FDA approved Powerlink System and that we would be able to utilize the clinical results from the PowerWeb trial as supplementary data. This permits us to submit its Powerlink data for Shonin approval without the need for an additional clinical trial, and upon approval will permit the Company to have a single technology platform for Europe, U.S. and Japan. We estimate that it will receive Shonin approval by the end of 2006. Upon receipt of the Shonin approval, we will then file for hospital reimbursement which may take eight to twelve months to be established.

Marketing and Sales

Powerlink System
      United States. We began a focused launch of the Powerlink System in the U.S. with six sales representatives and two clinical specialists in late 2004. We have expanded our domestic sales force to twenty three sales representatives and five regional managers as of February 11, 2006. As we demonstrate clinician acceptance in general use, we estimate that we will increase the size of our domestic sales force to between forty and fifty sales representatives over the next twelve and twenty-four months. The primary customer and decision maker for these devices in the U.S. is the vascular surgeon. The market is fairly concentrated with estimates of 1,000 to 1,500 potential general and vascular surgeons, and a limited number of interventional cardiologists and radiologists, in approximately 1,000 hospitals.
      Europe. The market for ELGs in Europe is influenced by vascular surgeons, interventional radiologists and, to a lesser extent, interventional cardiologists who perform catheter directed treatment of AAA. The

European market is less concentrated than the domestic market. We have obtained the right to affix the CE Mark to our family of Powerlink products. Europe represents a smaller market opportunity due to capitated hospital budgets and a selling price that is typically less than in the U.S. We currently sell our devices through Edwards Lifesciences as well as other exclusive independent distributors, supported by a direct regional manager based in Europe. We will participate in and share the costs of attending key cardiovascular conferences in Europe. We expect to continue to interface with key opinion leaders in Europe. In 2005, revenues from Edwards Lifesciences AG was $1,498,000 which represented 21% of total revenues.
      Rest of World, excluding Japan. We have obtained marketing approval in a number of countries, including China, Australia, Argentina, Brazil and South Africa and have initial clinical experience in each of these locales.

Legacy Products
      In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting a 10 year license to manufacture and distribute stent delivery products using our Focus technology. The original territory for the license was the United States and Canada, but has expanded with the expiration of distribution relations in other countries. If for any calendar year, after timely written notice by us to Guidant of a shortfall in royalty payments below the annual minimum royalty required, they elect not to pay us at least the minimum royalty, we can cancel the agreement. Also, as Guidant has paid to date the aggregate payment amount required under the contract, they can at any time, with or without cause, terminate the agreement upon thirty days notice. We are entitled to receive royalties on Guidant’s sales. In the year ended December 31, 2005, we recorded $250,000 in royalties. We anticipate that royalties from Guidant will remain at approximately this level through the term of the agreement in 2008.

Manufacturing
      We manufacture our products at our facilities in Irvine, California. During 2005, we relocated both our manufacturing and headquarters functions to a 30,200 square foot leased facility.
      Our current manufacturing process is labor intensive and involves shaping and forming a cobalt chromium wire cage, sewing graft material together to form the outside skin of the device and suturing the graft material on to the cage. While we plan to make process improvements to reduce the labor component of the production, the majority of the direct cost comes from the ePTFE graft material, which has pricing set by our agreement with Bard Peripheral Vascular Systems described below.
      In February 1999, we entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc for the supply of ePTFE. The supply agreement expires in December 2007, at which time it automatically renews on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of the agreement, we have agreed to purchase certain quantities of ePTFE for our endovascular products, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum purchase requirements for 2002 and thereafter, and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index, with an additional increase when we receive FDA approval to commercially distribute our devices in the U.S., which occurred in October 2004.

Patents and Proprietary Information
      We have an aggressive program to develop intellectual property in the United States, Europe and Asia. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 17 U.S. patents issued, covering 361 claims, and twelve pending U.S. patent applications. Our current AAA related patents begin expiring in 2017 and the last patent expires in 2019. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.
      In addition to our AAA intellectual property, we own or have the rights to 38 issued U.S. patents, one issued European patent, and one Japanese patent relating to intravascular radiation, stents, and various catheter technologies. The non-AAA patents begin expiring in 2012 and the last patent expires in 2018. Our technology license to Guidant is supported by seven U.S. patents and one Japanese patent. These patents begin expiring in 2014 and the last patent expires in 2016.
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
      We believe that earlier generation technology devices experienced material failures and complications due to their reliance on multi-piece designs that did not include a stent cage to support the entire graft, or designs with hooks or barbs to hold their devices in place (See the section above entitled “Limitations of Earlier Technology” for a discussion of these factors). Our Powerlink System is a single- piece, fully supported design that uses radial force and column strength to maintain fixation. We believe that our grafts may offer a competitive advantage. The following chart that details the stent graft characteristics of the minimally-invasive AAA stent grafts being sold in Europe and/or the United States.

Stent Graft Characteristics

	Single	Fully
Manufacturer/Product Name	Piece?	Supported?	Fixation	FDA Status

Endologix/ Powerlink	Yes	Yes	Radial Force &	Approved
Column Strength
Medtronic/ AneuRx	No	Yes	Radial Force	Approved
Cook/ Zenith	No	Yes	Radial Force & Barbs	Approved
WL Gore/ Excluder	No	Yes	Radial Force & Barbs	Approved
      In addition to the competitors mentioned above, Terumo-Vascutek and Lombard Medical are believed to have development programs.
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
      In October 2000, the CMS issued a guideline regarding the proper coding of our procedures for billing purposes. CMS instructed that code 39.71, for endovascular graft repair of aneurysm, be utilized. For purposes of hospital reimbursement, the majority of patients using the Powerlink System device will be classified under DRG 110, Major Cardiovascular Procedures with Complication/ Co morbidity. In the latest data published by CMS, the national average reimbursement for DRG 110 exceeded $23,000. In Europe, reimbursement for the procedure, including the device, typically comes from the hospital’s general fund and is usually from about half to three-quarters of the reimbursement available in the U.S.

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
      We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in other countries. The general escalation in medical costs has led to and probably will continue to create increased pressures on health care providers to reduce the cost of products and services, including any products we develop. If third party reimbursements are inadequate to provide us with a profit on any products we develop, our efforts to develop and market products in the future may fail.

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
      In December 1998, we received ISO 9001:1994/ EN46001:1996 certification from our Notified Body with respect to the manufacturing of all of our products in our facilities. In September 2002, we received ISO 9001:1994/ EN46001:1996 and ISO 13485:1996 certification. In December 2005, we received ISO13485:2003 certification. We are subject to continued surveillance by our Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also must comply with additional requirements of individual nations.

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

Employees
      As of December 31, 2005, we had 134 employees, including 65 in manufacturing, 10 in research and development, 10 in clinical affairs, 36 in sales, marketing and customer service; and 13 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

Research and Development
      We spent $5.8 million in 2005, $6.2 million in 2004, and $6.7 million in 2003, on research and development, including clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic aneurysms. To achieve the dynamics required to rapidly implement these projects, our research and development is structured into three main development areas: New Product Development, Current Product Enhancements and Process Improvements. The objective is to bring a specific focus to each critical area of development and to facilitate multiple projects on parallel paths.

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

Item 1A.	Risk Factors
      The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements.

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
      Of the estimated 1.7 million people with AAA in the U.S., only about 220,000 are diagnosed annually, and of that amount only about 20,000 to 25,000 are treated with an endovascular device. Our success with our Powerlink System will depend on increasing percentage of patients with AAA being diagnosed at earlier stages and an increasing percentage of those receiving endovascular, as opposed to open surgical procedures. Initiatives to increase screening for AAA are underway but are out of our control and such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA, at an earlier stage, will negatively impact sales of the Powerlink System.

Our success depends on convincing a concentrated customer base of vascular surgeons and a limited number of interventional radiologists and cardiologists to use our product over alternative products and treatment modalities.
      The physicians currently treating AAA have choices in treatment approach, one of which is endovascular AAA stent graft placement. There are several competing endovascular stent grafts to choose from and that number may increase. Increasing revenues from sales of Powerlink Systems will depend on our marketing and sales team demonstrating that the Powerlink System is a superior treatment alternative to watchful waiting, open surgery and competitive products. We believe that this will require continued demonstration through clinical data and personal experience of the efficacy of the Powerlink System.
      While we have committed, and intend to continue to commit substantial resources to our marketing efforts, our competitors have superior resources to market and promote their endovascular stent graft products. The most prominent devices that pose a competitive challenge to us include:

•	Medtronic’s AneuRx, W.L. Gore’s Excluder, and Cook’s Zenith AAA system, which are available both in the U.S. and Europe;

•	other AAA graft Systems by Medtronic, and Johnson & Johnson, which currently have more limited availability; and,

•	other technologies in various phases of development, including pharmaceutical solutions.

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
      In addition, we believe that many of the purchasers and potential purchasers of our competitors’ products prefer to purchase medical devices from a single source. Accordingly, many of our competitors may have an advantage over us because of their size and range of product offerings. Any failure of our Powerlink System to achieve clinical and commercial acceptance over our competitors products will harm our business.

If third-party payors do not provide reimbursement for the use of the Powerlink System, our revenues may be negatively impacted
      Our success in marketing the Powerlink System depends in large part on whether domestic and international government health administrative authorities, private health insurers and other organizations will reimburse customers for the cost of our product. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Further, many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. If sufficient reimbursement is not made available for the Powerlink System, or any other product that we may develop, in either the United States or internationally, the demand for our products will be adversely affected.

Substantially all of our revenue is generated from a single product, the Powerlink System, and any declines in the sale of this product will negatively impact our business.
      We have focused heavily on the development and commercial launch of a single technology, the Powerlink System, because of limited resources. If we are unable to successfully commercialize the existing Powerlink System and reach positive cash flow from operations, we will be constrained in our ability to fund development and commercialization improvements and other product lines.

We expect to incur losses for the foreseeable future and may never achieve profitability.
      Our operations to date have consumed a substantial amount of cash. From our formation in 1992 to December 31, 2005, we have incurred an accumulated deficit of approximately $99.1 million, including a net loss of $15.5 million for the year ended December 31, 2005. We only began generating significant revenues from product sales in 2005, and it is possible that we may never achieve profitability. Our ability to achieve positive cash flow from operations will be impacted by a number of factors, including market acceptance of the Powerlink System, our ability to develop additional products, competing technologies and regulatory developments. If we are unable to achieve profitability, our business will be negatively impacted.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.
      We have only commercially distributed the Powerlink System in the United States since late 2004 and therefore, we are unable to predict future revenues derived from sales of the Powerlink System. As a result, our quarterly revenues and results of operations may fluctuate in the future due to:

•	physician acceptance of the Powerlink System;

•	the conduct and results of clinical trials;

•	the timing of, and expense in obtaining, future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	introduction of new products by our competitors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	variations in foreign exchange rates; and,

•	changes in third-party payors’ reimbursement policies.
      In addition, we believe that sales of our products may be lower in the fourth fiscal quarter as many patients choose to delay elective procedures during the holiday season. Therefore, we believe that period to period comparison of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet investor expectations or those of public market analysts.
      Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our stock, which could cause a decline in the trading price of our stock.

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to introduce new or improved products.
      Our products must comply with regulatory requirements imposed by the FDA and similar agencies in foreign countries. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive FDA review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA approval process;

•	California Department of Health Services requirements;

•	ISO 9001:1994 and ENISO 13485:2003; and,

•	European Union CE Mark requirements.
      Government regulation may impede our ability to conduct continuing clinical trials of Powerlink System enhancements and to manufacture the Powerlink System and other prospective products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The FDA and other regulatory agencies may not approve any of our future products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could negatively impact our marketing of any proposed products and reduce our product revenues.
      Our products remain subject to strict regulatory controls on manufacturing, marketing and use. We may be forced to modify or recall our product after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material effect on the reputation of our products and on our business and financial position.
      Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. We could also be subject to new federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.

We may not receive approval to market the Powerlink System in Japan.
     In 2005, the Japanese Ministry of Health notified us that they would not grant Shonin approval for the PowerWeb System. However, the Ministry of Health requested that we submit the data on the FDA approved Powerlink System and informed us that we would be able to utilize the clinical results from our PowerWeb clinical trials as supplementary data. We estimate that the Powerlink System will receive Shonin approval by the end of 2006. However, the Ministry of Health may not grant Shonin approval by such time, or at all, either of which may negatively impact our future results of operations.

If we fail to increase our direct sales force in a timely manner, our business could suffer.
      We have a limited domestic direct sales force and we utilize a distribution network for sales outside of the U.S. As we launch new products and increase our marketing efforts with respect to existing products, we will need to significantly expand the number of our direct sales personnel. The establishment and development of a more extensive sales force will be expensive and time consuming. In addition, there is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate and retain qualified sales personnel and thereby increase our sales force, we may not be able to increase our revenues.

Our third-party distributors may not effectively distribute our products.
      We depend on medical device distributors and strategic relationships for the marketing and selling of our Powerlink System internationally. We depend on these distributors’ efforts to market our product, yet we are unable to control their efforts completely. If our distributors fail to market and sell our products effectively, our operating results and business may suffer substantially, or we may have to make significant additional expenditures or concessions to market our products.

If we fail to properly manage our anticipated growth, our business could suffer.
      We may experience periods of rapid growth and expansion, which could place a significant strain on our limited personnel and other resources. In particular, the ongoing increase in our direct sales force will require significant management and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must successfully increase production output as required by customer demand. We may in the future experience difficulties in increasing production, including problems with production yields and quality control and assurance, component supply, and shortages of qualified personnel. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues. Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems, and financial internal controls procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

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
      Currently, we rely on Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc., to supply us with graft material, which is a primary component for the Powerlink System. Our reliance on a sole source supplier exposes our operations to disruptions in supply caused by:

•	failure of our supplier to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, floods or earthquakes;

•	a supply shortage experienced by our sole source supplier; and,

•	the fiscal health and manufacturing strength of our sole source supplier.
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

If we are unable to protect our intellectual property, our business may be negatively affected.
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
      Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have filed and intend to continue to file patent applications for various aspects of our technology. However, we face the risks that:

•	we may fail to secure necessary patents prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and,

•	our already-granted patents may be re-examined, re-issued or invalidated.
      We also own trade secrets and confidential information that we try to protect by entering into confidentiality agreements with other parties. However, the confidentiality agreements may not be honored or, if breached, we may not have sufficient remedies to protect our confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information to our projects that they develop independently or others develop, disputes may arise regarding the ownership of proprietary rights to such information, and such disputes may not be resolved in our favor. If we are unable to protect our intellectual property adequately, our business and commercial prospects likely will suffer.

If our products or processes infringe upon the intellectual property of our competitors, the sale of these products may be challenged and we may have to defend costly and time-consuming infringement claims.
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
      Our failure to obtain rights to intellectual property of third parties or the potential for intellectual property litigation could force us to do one or more of the following:

•	stop selling, making or using our products that use the disputed intellectual property;

•	obtain a license from the intellectual property owner to continue selling, making, licensing or using our products, which license may not be available on reasonable terms, or at all;

•	redesign our products, processes or services; and,

•	subject us to significant liabilities to third parties.
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
      A portion of our revenues are derived from sales outside the United States. For the fiscal years ended December 31, 2005, 2004, and 2003, International sales were 30%, 86%, and 86% of total product revenue, respectively. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

If we are unable to effectively manage our inventory held on consignment by our intended customers, we will not achieve our expected results.
      Our Powerlink System is sold primarily on a consignment basis to hospitals which purchase our product as they use it. In these consignment locations, we do not have physical possession of our products. We therefore must rely on information from our customers as well as periodic inspections by our sales personnel and third party inventory auditors to determine when our products have been used. Our efforts to strengthen our monitoring and management of consigned inventory may not be adequate to meaningfully reduce the risk of inventory loss. If we are not able to effectively manage appropriate consigned inventory levels, we may suffer inventory losses which will reduce our operating results.

We may face product liability claims that could result in costly litigation and significant liabilities.
      Manufacturing and marketing of our commercial products, and clinical testing of our products under development, may expose us to product liability claims. Although we have, and intend to maintain, product liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sales of our products, our ability to obtain and maintain regulatory approval for our products and may divert management’s attention from other matters.

Our operations are capital intensive, and we may need to raise additional funds in the future to fund our operations.
      Our activities are capital intensive. Although we believe that our existing cash resources will be sufficient to meet our anticipated cash needs for operations and planned capital requirements through at least December 31, 2006, we may require additional capital to fund on-going operations. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for the Powerlink System;

•	the time and costs involved in obtaining additional regulatory approvals;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing and increased sales and marketing capabilities; and,

•	our success in entering into collaborative relationships with other parties.
      To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If adequate funds are not available, we might have to delay, scale back or eliminate one or more of our development programs, which could significantly impair our ability to operate our business.

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
      The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of small medical device companies, like ours, has been very unpredictable and may vary in response to:

•	announcements by us or our competitors concerning technological innovations;

•	introductions of new products;

•	FDA and foreign regulatory actions;

•	developments or disputes relating to patents or proprietary rights;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding our common stock;

•	changes in healthcare policy in the United States or other countries; and,

•	general stock market conditions.

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

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      Currently, we lease a facility aggregating approximately 30,200 square feet in Irvine, California under a lease agreement that expires in April 2010 and may be renewed for two additional five-year periods, at our option. We believe that our current facilities will be adequate and suitable for our operations for the foreseeable future.

Item 3.	Legal Proceedings
      We are a party to ordinary disputes arising in the normal course of business, including a product liability claim arising from the use of our product in a clinical trial. Management is of the opinion that the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on the NASDAQ National Market under the symbol “ELGX.” The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ National Market for the periods indicated.

	High	Low

Year Ended December 31, 2004
First Quarter	$7.26	$3.73
Second Quarter	6.08	4.30
Third Quarter	6.85	4.46
Fourth Quarter	8.00	5.25
Year Ended December 31, 2005
First Quarter	$7.24	$5.49
Second Quarter	6.01	4.00
Third Quarter	5.86	4.17
Fourth Quarter	7.10	4.44
      On March 1, 2006, the closing sale price of our common stock on the NASDAQ National Market was $4.97 per share and there were 263 record holders of our common stock.

Dividend Policy
      We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The following selected consolidated financial data has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the fiscal years ended December 31, 2005, 2004, and 2003 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of financial Condition and Results of Operations and consolidated financial statements and notes thereto included herein.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$6,889	$3,019	$1,395	$834	$1,111
License	250	1,213	2,595	6,565	6,528

Total revenue	7,139	4,232	3,990	7,399	7,639

Cost of sales:
Cost of product sales	3,859	1,851	625	460	1,149
Cost of sales from restructuring(2)	—	—	—	—	601

Total cost of sales	3,859	1,851	625	460	1,750

Gross profit	3,280	2,381	3,365	6,939	5,889
Operating costs and expenses:
Research and development	5,817	6,159	6,711	6,155	14,605
Marketing and sales	8,794	2,718	787	982	1,305
General and administrative	4,801	3,548	2,083	2,435	2,582
Charge for acquired in-process research and development(1)	—	—	—	4,501	—
Restructuring charges(2)	—	—	—	168	4,617
Minority interest	—	—	(16)	(27)	(65)

Total operating costs and expenses	19,412	12,425	9,565	14,214	23,044

Loss from operations	(16,132)	(10,044)	(6,200)	(7,275)	(17,155)
Other income	614	361	285	708	1,514

Net loss	$(15,518)	$(9,683)	$(5,915)	$(6,567)	$(15,641)

Basic and diluted net loss per share	$(0.46)	$(0.31)	$(0.23)	$(0.33)	$(1.20)

Shares used in computing basic and diluted net loss per share	33,951	31,149	25,845	19,718	13,086

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash and cash equivalents	$8,691	$4,831	$4,402	$2,606	$3,327
Marketable securities available-for-sale	8,959	17,085	8,377	7,104	16,983
Working capital	22,520	23,477	15,020	9,411	15,111
Total assets	47,944	44,512	35,343	33,907	23,330
Accumulated deficit	(99,120)	(83,602)	(73,919)	(68,004)	(61,437)
Total stockholders’ equity	42,207	41,551	33,875	31,476	19,758

(1)	The charge for acquired in-process research and development for the year ended December 31, 2002 relates to our merger with the former Endologix, Inc. This charge represents the portion of the purchase price allocated to the acquired research and development projects, which, at the date of the acquisition, were in process, had not reached technological feasibility and had no alternative future use.

(2)	Due to the competitive market, in order to conserve cash prior to filing a Pre-Market Approval Application with the FDA for our radiation catheter, or RDX system, and to take advantage of strategic alternatives, we decided in September 2001 to restructure our operations. The restructuring plan included the discontinuance of product manufacturing and marketing, Japanese clinical trials for the RDX system, and new research and development projects, and the involuntary termination of 55 employees. As a result of the restructuring plan, we recorded a $344,000 charge, comprised of manufacturing facility set up and sub-license fees and non-cancelable commitments under the agreements with our third party manufacturer in Europe, Bebig GmbH, $20,000 in other non-cancelable commitments, $601,000 for the write-off of inventory that would not be used to fulfill outstanding catheter and stent technology product orders, $1.1 million for employee termination benefits, and $42,000 for other exit costs.

In addition, we concluded that certain RDX technology equipment and intangible assets, previously acquired in fiscal 1999 related to the RDX technology, were impaired resulting in a charge of $390,000 and $2.1 million. We concluded the assets would not generate future cash flows. Because we also decided to cease manufacturing of our other product lines, subject to fulfillment of outstanding orders, we recorded a charge of $40,000 for equipment used in the production of other catheter and stent technology products. We also wrote off $269,000 for the carrying value of furniture, computers, software and leasehold improvements that were no longer being used. During the fourth quarter of 2001, we completed an evaluation of our facility needs and recorded a $309,000 restructuring charge for non- cancelable lease commitments, net of estimated sublease income of $256,000.

During the fourth quarter of 2002, we reassessed our restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003, and recorded an additional $168,000 restructuring charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in Item 1A of Part I, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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
      Our license revenue has significantly decreased and in 2005 reached the contractual minimum level of $250,000. We anticipate that license revenue will remain at this minimum level through the remainder of the license agreement, and that the sales of our Powerlink System will become our only material source of revenue.
     For the years ended December 31, 2005 and 2004, we incurred net losses of $15.5 million and $9.7 million, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $99.1 million.
     We believe that our current cash balance, in combination with cash receipts generated from sales of the Powerlink System, will be sufficient to fund ongoing operations through at least December 31, 2006. If we do not realize the expected revenue and gross margin levels, or if we are unable to manage its operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable ratio, we may not be able to fund our operations beyond December 31, 2006.
     In the event that we require additional funding, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.

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

Critical Accounting Policies and Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities and the potential outcome of litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
      The following critical accounting policies and estimates were used in the preparation of the consolidated financial statements:

Revenue Recognition and Accounts Receivable
      We comply with the revenue recognition guidelines in Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The sales price is fixed or determinable;

•	Collection of the relevant receivable is probable at the time of sale; and

•	Products have been shipped or used and the customer has taken ownership and assumed risk of loss.
      We earn royalty revenue, which is included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties are recognized upon the sale of products subject to the royalty by the third party.
      We do not offer rights of return or price protection and we have no post delivery obligations other than our specified warranty.
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

Inventories
      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill, Intangible Assets and Long-Lived Assets
      We record an impairment charge, or expense, for long-lived assets whenever events or changes in circumstances indicate that the value recorded for the asset may not be recoverable. Future changes in operations could cause us to write down the asset value and record an expense to better reflect our current estimate of its value. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets are impaired. Factors that may impact whether there is a potential goodwill impairment include a significant decrease in our stock price and our evaluation of a control premium that may be used when estimating our total fair value. Our stock price may decline, or other factors may arise, which could result in goodwill impairment in future periods. Factors that may impact whether there is a potential impairment to our indefinite-lived intangible assets include legal and regulatory considerations.

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

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004
      Product Sales. Sales increased 128% to $6.9 million in 2005 from $3.0 million in 2004 primarily due to a full year of product sales after receipt of FDA approval in October 2004. U.S. sales increased from $400,000 to $4.8 million, and sales to distributors outside the U.S. decreased from $2.6 million to $2.1 million. Sales to Edwards LifeSciences AG commenced in the second quarter of 2004, and were $1.5 million in 2005 and $1.6 million in 2004. There were no other distributors in 2005 that accounted for more than 10% of product sales. In 2004, other than Edwards LifeSciences AG, only Bolton Medical Italia S.p.A. accounted for more than 10% of product sales. Sales to this distributor in 2004 were $474,000.
      License Revenue. License revenue decreased 79% to $250,000 in 2005 from $1.2 million in 2004. Royalties on licensed product sales by Guidant decreased to $250,000 from $952,000 in 2004. Starting in September 2002, we believe that Guidant replaced certain licensed products with unlicensed products in the United States. Also, we believe the introduction of drug coated stents in early 2003 has had a material negative effect on Guidant’s sale of the licensed product. As a result, the royalties from Guidant reached the contractual minimum annual amount of $250,000 in 2005. Royalty revenue from Escalon Medical Corporation was at the minimum $261,000 in 2004. Our agreement with Escalon expired in October 2004.
      Cost of Product Revenue. The cost of product revenue increased 109% to $3.9 million from $1.9 million in 2004. This increase is attributable to the higher unit volume of product sales in 2005 compared to 2004.
      Gross Profit. Gross profit increased 38% to $3.3 million in 2005 from $2.4 million in 2004. The increase in gross profit resulted from higher product sales in 2005 as compared to 2004, offset by the decrease in royalties received from Guidant and Escalon, which did not have an associated cost of revenue.
      Gross profit on product sales increased 159% to $3.0 million from $1.2 million in 2004 because product sales volume more than doubled in 2005 from 2004. Gross profit, as a percentage of product sales increased to 44.0% in 2005 from 38.7% in 2004. This increase in gross profit margin was due to an increase in product sales in the United States. Direct product sales in the United States have a higher gross profit margin compared to international product sales, which are sold through distributors. This impact was offset by a product recall and a facility relocation which resulted in period charges to cost of sales in the fourth quarter of 2005 of approximately $1.0 million.
      We believe that gross profit dollars will increase in future years due to higher commercial sales of the Powerlink System in the U.S. For the same reason, we also expect that gross profit as a percentage of product revenues will increase in 2006. Further, we do not anticipate a recurrence of the product recall or facility relocation which occurred in 2005. We do anticipate, however, that late in 2006 we will experience a sequential decrease in gross margin percentage when the cost of product sales will begin to reflect the effect of the significantly higher prices we are now paying for the raw graft material which we purchase from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc.
      Research, Development and Clinical. Research, development and clinical expenses decreased by 6% to $5.8 million from $6.2 million in 2004. We expect that research, development, and clinical expense will increase somewhat in 2006 to a range between $7.0 to $8.0 million to support new product and process development projects.
      Marketing and Sales. Marketing and sales expenses increased by 224% to $8.8 million from $2.7 million in 2004. This increase was due to staffing increases in sales, marketing support, and customer service functions in support of the commercial launch of the infrarenal Powerlink System in the U.S. market. We expect that sales and marketing expense will continue to increase at a substantial pace in 2006.
      General and Administrative. General and administrative expenses increased 35% to $4.8 million from $3.5 million in 2004. The increase in expenses in 2005 was due primarily to expenses related to our review of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, as well as expenses associated with building the infrastructure in our Finance and IT departments. We expect that general and administrative expenses in 2006 will remain at approximately the same level as in 2005.
      Other Income (Expense). Other income increased 70% to $614,000 from $361,000 in 2004, driven by higher interest income. The increase in interest income was accounted for by a higher average invested cash balance in 2005, which resulted from a private placement of our common stock which yielded aggregate net proceeds of $15.5 million in July 2005, and a higher rate of return on our investments.

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
      License Revenue. License revenue decreased 53% to $1.2 million in 2004 from $2.6 million in 2003. Royalties on licensed product sales by Guidant decreased to $952,000 from $2.3 million in 2003. License revenue from Escalon Medical Corporation was at the minimum $261,000 in 2004.
      Cost of Product Revenue. The cost of product revenue increased to $1.9 million from $625,000 in 2003. This increase was attributable to the higher unit volume of product sales in 2004 compared to 2003.
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
      General and Administrative. General and administrative expenses increased 71% to $3.5 million from $2.1 million in 2003. The increase in expenses in 2004 was due primarily to expenses of $398,000 related to our review of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Additionally, the total in 2003 reflects a reimbursement of $468,000 for legal and other expenses as part of a settlement in the first quarter of 2003 with Jomed-Endosonics, and net bad debt recoveries of $136,000.
      Other Income (Expense). Other income increased 30% to $361,000 from $277,000 in 2003, driven by $37,000 higher interest income and $28,000 of foreign currency exchange gains in the 2004 period. The increase in interest income was more than accounted for by a higher average invested cash balance in 2004, which resulted from a private placement of 3,200,000 shares of our common stock at $5.10 per share which yielded aggregate net proceeds of $15.3 million in March 2004. In 2003, $94,000 of interest income was recorded as part of a legal settlement with Jomed-Endosonics Corporation. There was no corresponding amount in 2004.

Liquidity and Capital Resources
      For the years ended December 31, 2005 and 2004, we incurred net losses of $15.5 million and $9.7 million, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $99.1 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In July 2005, we completed a private placement of our common stock, which resulted in aggregate net proceeds of $15.5 million. Additionally, in July 2003 and March 2004, we completed two private placements of our common stock, resulting in aggregate net proceeds of $23.7 million.
      At December 31, 2005, we had cash, cash equivalents, restricted cash and marketable securities available for sale of $17.7 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2006. We expect to continue to incur substantial costs and cash outlays in 2006 to support Powerlink System research and development, and U.S. marketing of the Powerlink System. However, if we fail to effectively penetrate the AAA market, or if we fail to reduce certain discretionary expenditures, if necessary, we may need to seek additional sources of financing. We may not be able to obtain such financing on acceptable terms or at all, which would adversely affect the operations of our business.
      In December 2004, the board of directors approved the funding for a plan to relocate both our manufacturing and headquarters functions to a 30,200 square foot leased facility, located in Irvine, CA. We completed spending of approximately $2.2 million during 2005 for the construction of leasehold improvements, clean room space, equipment, and furniture for this facility. We do not anticipate undertaking a similar project of this magnitude in 2006.
      The timing and amount of our future capital expenditure requirements will depend on many factors, including:

•	the rate of market acceptance of the Powerlink System;

•	our requirements for additional manufacturing capacity;

•	our requirements for additional IT infrastructure and systems;

•	our requirements for additional office space; and

•	the success of our research and development programs for future products and processes.
      In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $1.5 million under certain parameters. As of December 31, 2005, we had repurchased an aggregate of 495,000 shares for $661,000, with the last such purchase in the quarter ended September 30, 2003. At this time, we do not anticipate further share repurchases.
      Accounts Receivable. Trade accounts receivable, net, increased 260% to $1.2 million at December 31, 2005 from $347,000 at December 31, 2004. The increase was due to the increase in sales in 2005.
      Other Receivables. Other receivables decreased 25% to $175,000 at December 31, 2005 from $233,000 at December 31, 2004. This was due to the decrease in royalties receivable from Guidant. See comparisons of 2005 and 2004 in the “License Revenue” subsection, regarding Guidant royalty revenues, above.
      Inventories. Inventories increased 85% to $7.4 million at December 31, 2005 from $4.0 million at December 31, 2004. The increase was due to higher sales in 2005, and the need to build a safety stock in anticipation of the time required for FDA approval of production at our new manufacturing facility. Such approval was received in February, 2006.
      Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 63% to $4.5 million at December 31, 2005 from $2.8 million at December 31, 2004. The increase is attributable primarily to an increase in purchases from Bard Peripheral Vascular Systems for a key component of the Powerlink System and an increase in accrued compensation related to our Performance Compensation Plan.

      Cash Used in Operations. Cash used in operations increased 118% to $16.2 million for the year ended December 31, 2005 from $7.4 million for the year ended December 31, 2004. The increase was primarily due to the increase in net loss in 2005 as compared to 2004.
     Cash Provided by Investing Activities. Cash provided by investing activities was $3.5 million for the year ended December 31, 2005, as compared to cash used in investing activities of $9.4 million for the year ended December 31, 2004. This change was primarily due to a decrease in purchases of available-for-sale securities in 2005 as compared to 2004, offset by an increase in capital expenditures for property and equipment.
      Cash Provided by Financing Activities. Cash provided by financing activities decreased 7% to $16.1 million for the year ended December 31, 2005 from $17.3 million for the year ended December 31, 2004. This decrease was primarily a result of a decrease in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements
          We do not maintain any off-balance sheet arrangements.

Commitments
      In February 1999, the former Endologix agreed to purchase a key component for its Powerlink product from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc., which at the time was a significant stockholder and thus a related party, under a supply agreement that expires in December 2007, and which then automatically renews for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, we have agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter, and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index, with an additional increase when we received FDA approval to commercially distribute our devices in the U.S., which occurred in October 2004. We are economically dependent on this vendor, which is the sole source for this key component.
      During 2005, we purchased $3.0 million of such materials, which fulfilled the 2005 purchase commitment.
      As of December 31, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Contractual Obligations
Operating lease obligations	$1,405	$315	$325	$334	$344	$87	$0
Purchase obligation(a)	7,415	3,449	3,966

	$8,820	$3,764	$4,291	$334	$344	$87	$0

(a)	Represents estimates of obligations under the Bard Peripheral Vascular Systems component purchase contract. The total cost of the components is determined by the mix of sizes of graft material that we purchase, as well as the number of components purchased. Under the agreement, each year we must buy 115% of the minimum or actual number of units purchased, whichever is higher, in the prior year. The cost of the component is determined by the size of the graft piece purchased, and we do not currently know what sizes we will be purchasing after 2005. In order to estimate the sizes to be purchased for 2006, and for years thereafter until the contract terminates at the end of 2007, we assumed that the minimum amount purchased in 2005 increased by 15% each year. Please see the paragraph, above, for more information on the Bard Peripheral Vascular Systems agreement.
      In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Over a period from January 2006 through March 2006, we anticipate spending approximately $356,000 to complete this project. Through December 2005, we incurred costs of approximately $2.0 million associated with this capital project. We can terminate the agreement on 15 days notice, and we would be responsible for costs incurred to the date of termination.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment.” This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We adopted SFAS 123(R) on January 1, 2006, which requires our compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model. Based on unvested stock options currently outstanding, the impact of potential new stock option grants and the expense that will be associated with the Employee Stock Purchase Plan, we expect that compliance with SFAS 123(R) will have a material effect on our results of operations.
      In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, we were not entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of this new tax provision had no material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The adoption of this new tax provision had no impact on our consolidated financial position, results of operations or cash flows.
      The FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.
      In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our consolidated financial position and results of operations when we adopt it in fiscal 2006.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated financial position, results of operations and cash flows but do not expect it to have a material impact.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
      Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2005, our investment portfolio included only high-grade corporate bonds and commercial paper and government bonds all with remaining maturities of less than two years and denominated in U.S. dollars.

      The table below provides information about our available-for-sale investment portfolio, including funds designated as restricted cash. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.
      Principal amounts by expected maturity in the subsequent twelve-month periods ending December 31:

	Fair Value at
	December 31,
	2005	2006	Total

Cash, cash equivalents and restricted cash	$8,617	$8,637	$8,637
Weighted average interest rate		0.47%	0.47%
Investments	$8,959	$9,000	$9,000
Weighted average interest rate		2.27%	2.27%
Total portfolio	$17,576	$17,637	$17,637
Weighted average interest rate		1.39%	1.39%
      Foreign Currency Exchange Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. For the years ended December 31, 2005, 2004, and 2003, we recorded ($7,000), $29,000, and ($32,000), respectively, of foreign exchange gains (losses). Accordingly, we do not have a significant currency exposure at December 31, 2005.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).
Summarized Quarterly Data

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2005:
Product sales	$1,354	$1,495	$2,135	$1,905
Total revenues	1,414	1,562	2,201	1,962
Gross profit(1)	771	978	1,335	196
Net loss	(3,296)	(2,903)	(3,667)	(5,651)
Basic and diluted net loss per share	(0.10)	(0.09)	(0.10)	(0.16)
2004:
Product sales	$343	$860	$1,064	$752
Total revenues	820	1,202	1,358	852
Gross profit	577	787	693	324
Net loss	(1,973)	(2,032)	(2,409)	(3,269)
Basic and diluted net loss per share	(0.07)	(0.06)	(0.08)	(0.10)

(1)	During the fourth quarter, we incurred approximately $1.0 million due to the product recall and facility relocation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report which appears herein.
Disclosure controls and procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.
Changes in internal control over financial reporting
      There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2006.

Item 11.	Executive Compensation
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Certain information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2006.
Equity Compensation Plan Information
      The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2005:

	Number of Securities
	to be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Stock Option/ Stock Issuance Plan	2,601,201	$4.53	1,002,301
Employee Stock Purchase Plan	—	—	136,324
Equity compensation plans not approved by security holders: 1997 Supplemental Stock Option Plan	77,000	$4.67	1,500
Total	2,678,201	$4.53	1,140,125

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
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003

2. Financial Statement Schedule.

II — Valuation and Qualifying Accounts
      Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits.
      The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 26, 2004).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to Endologix’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 1998).
4.1		Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix’s Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).
10	.1(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).
10	.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix’s Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).
10	.3(1)	License Agreement by and between Endologix and Guidant dated June 19, 1998 (Incorporated by reference to Exhibit 10.24 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 1998).
10	.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).
10	.5(2)	1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix’s Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).
10	.6(1)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

Exhibit
Number		Description

10	.6.1(1)	Amendment to Supply Agreement dated January 17, 2002 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40.1 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).
10.7		Form of Indemnification Agreement entered into with Endologix’s officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).
10	.8(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 27, 2003).
10	.8.1	Schedule of officers of Endologix party to the Employment Agreement (Incorporated by reference to Exhibit 10.42.1 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 31, 2005).
10.9		Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix’s Current Report on Form 8-K, filed with the SEC on November 24, 2004).
10.10		Stock Purchase Agreement, dated July 5, 2005, by and between Endologix and the investors named therein (Incorporated by reference to Exhibit 10.48 to Endologix’s Current Report on Form 8-K, filed with the SEC on July 8, 2005).
14		Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix’s Annual Report on Form 10-K filed with the SEC on March 26, 2004).
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page hereto).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

By:	/s/ PAUL MCCORMICK

Paul McCormick
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 15, 2006
POWER OF ATTORNEY
      We, the undersigned directors and officers of Endologix, Inc., do hereby constitute and appoint Paul McCormick and Robert J. Krist, and each of them, as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL MCCORMICK (Paul McCormick)	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ ROBERT J. KRIST (Robert J. Krist)	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 15, 2006

/s/ FRANKLIN D. BROWN (Franklin D. Brown)	Chairman and Director	March 15, 2006

/s/ RONALD H. COELYN (Ronald H. Coelyn)	Director	March 15, 2006

/s/ RODERICK DE GREEF (Roderick de Greef)	Director	March 15, 2006

Signature	Title	Date

/s/ EDWARD DIETHRICH, M.D. (Edward Diethrich, M.D.)	Director	March 15, 2006

/s/ JEFFREY F. O’DONNELL (Jeffrey F. O’Donnell)	Director	March 15, 2006

/s/ GREGORY D. WALLER (Gregory D. Waller)	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Endologix, Inc.:
      We have completed integrated audits of Endologix, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 14, 2006

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,191	$4,831
Restricted cash equivalents	500	—
Marketable securities available-for-sale, including an unrealized loss of $20 and $39	8,959	16,335
Accounts receivable, net of allowance for doubtful accounts of $26 and $31	1,248	347
Other receivables	175	233
Inventories	7,372	3,984
Other current assets	576	510

Total current assets	27,021	26,240

Property and equipment, net	4,490	689
Marketable securities available-for-sale, including unrealized gains of $0 and $1	—	750
Goodwill	4,631	3,602
Intangibles, net	11,724	13,129
Other assets	78	102

Total assets	$47,944	$44,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,501	$2,763

Total current liabilities	4,501	2,763
Long-term liabilities	1,236	198

Total liabilities	5,737	2,961

Commitments and contingencies (Notes 12 and 16) Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 36,679,000 and 32,362,000 shares issued and outstanding	37	32
Additional paid-in capital	141,903	125,704
Accumulated deficit	(99,120)	(83,602)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	48	78

Total stockholders’ equity	42,207	41,551

Total liabilities and stockholders’ equity	$47,944	$44,512

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands,
	except per share amounts)
Revenue:
Product	$6,889	$3,019	$1,395
License	250	1,213	2,595

Total revenue	7,139	4,232	3,990

Cost of sales:
Cost of product sales	3,859	1,851	625

Gross profit	3,280	2,381	3,365

Operating costs and expenses:
Research and development	5,817	6,159	6,711
Marketing and sales	8,794	2,718	787
General and administrative	4,801	3,548	2,075
Minority interest in losses of subsidiary	—	—	(16)

Total operating costs and expenses	19,412	12,425	9,557

Loss from operations	(16,132)	(10,044)	(6,192)

Other income (expense):
Interest income	623	339	302
Other income (expense), net	(9)	22	(25)

Total other income	614	361	277

Net loss	$(15,518)	$(9,683)	$(5,915)

Basic and diluted net loss per share	$(0.46)	$(0.31)	$(0.23)

Shares used in computing basic and diluted net loss per share	33,951	31,149	25,845

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional		Treasury		Other
			Paid-In	Accumulated			Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity	Loss

	(In thousands, except share amounts)
Balance at December 31, 2002	24,314,000	$24	$99,495	$(68,004)	(227,000)	$(205)	$166	$31,476	$(6,748)

Exercise of common stock options	139,000	—	184	—	—	—	—	184
Employee stock purchase plan	123,000	—	110	—	—	—	—	110
Sale of Common stock	4,000,000	4	8,353	—	—	—	—	8,357
Common stock repurchased	—	—	—	—	(268,000)	(456)	—	(456)
Amortization of deferred compensation	—	—	60	—	—	—	—	60
Compensation from modification of Director’s stock options	—	—	77	—	—	—	—	77
Net loss	—	—	—	(5,915)	—	—	—	(5,915)	$(5,915)
Unrealized holding loss arising during the period	—	—	—	—	—	—	(46)	(46)	(46)
Unrealized exchange rate gain		—	—	—	—	—	28	28	28

Balance at December 31, 2003	28,576,000	$28	$108,279	$(73,919)	(495,000)	$(661)	$148	$33,875	$(5,933)

Exercise of common stock options	551,000	1	1,750	—	—	—	—	1,751
Employee stock purchase plan	35,000	—	148	—	—	—	—	148
Sale of Common stock	3,200,000	3	15,357	—	—	—	—	15,360
Amortization of deferred compensation	—	—	170	—	—	—	—	170
Net loss	—	—	—	(9,683)	—	—	—	(9,683)	(9,683)
Unrealized holding loss arising during the period	—	—	—	—	—	—	(39)	(39)	(39)
Unrealized exchange rate loss	—	—	—	—	—	—	(31)	(31)	(31)

Balance at December 31, 2004	32,362,000	$32	$125,704	$(83,602)	(495,000)	$(661)	$78	$41,551	$(9,753)

Exercise of common stock options	133,000	1	493	—	—	—	—	494
Employee stock purchase plan	34,000	—	165	—	—	—	—	165
Sale of Common stock	4,150,000	4	15,450	—	—	—	—	15,454
Amortization of deferred compensation	—	—	91	—	—	—	—	91
Net loss	—	—	—	(15,518)	—	—	—	(15,518)	(15,518)
Unrealized holding gain arising during the period	—	—	—	—	—	—	20	20	20
Unrealized exchange rate loss	—	—	—	—	—	—	(50)	(50)	(50)

Balance at December 31, 2005	36,679,000	$37	$141,903	$(99,120)	(495,000)	$(661)	$48	$42,207	$(15,548)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net loss	$(15,518)	$(9,683)	$(5,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,736	1,484	1,494
Amortization of deferred compensation	91	170	75
Stock-based compensation	—	—	77
Bad debt expense (recovery)	—	15	(139)
Minority interest in losses of subsidiary	—	—	(16)
Loss (gain) on disposal of assets	(7)	—	17
Changes:
Accounts receivable	(901)	(123)	522
Inventories	(3,388)	(1,204)	(737)
Other receivables and other assets	16	423	534
Accounts payable and accrued expenses	1,747	1,493	(880)

Net cash used in operating activities	(16,224)	(7,425)	(4,968)

Investing activities:
Purchases of available-for-sale securities	(10,733)	(28,112)	(9,175)
Maturities of available-for-sale securities	18,878	19,358	7,856
Increase in restricted cash equivalents	(500)	—	—
Capital expenditures for property and equipment	(4,132)	(627)	(42)
Final distribution to subsidiary minority interest shareholder	—	—	(67)

Net cash provided by (used in) investing activities	3,513	(9,381)	(1,428)

Financing activities:
Proceeds from sale of common stock, net of expenses	15,454	15,360	8,357
Proceeds from sale of common stock under employee stock purchase plan	165	148	95
Proceeds from exercise of stock options	494	1,751	184
Purchases of treasury stock	—	—	(456)

Net cash provided by financing activities	16,113	17,259	8,180

Effect of exchange rate changes on cash and cash equivalents	(42)	(24)	12

Net increase in cash and cash equivalents	3,360	429	1,796
Cash and cash equivalents, beginning of year	4,831	4,402	2,606

Cash and cash equivalents, end of year	$8,191	$4,831	$4,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.	Business, Basis of Presentation and Summary of Critical Accounting Policies

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
      Prior to the merger in May 2002 the Company was developing proprietary devices to deliver radiation to prevent the recurrence of blockages in arteries following balloon angioplasty, vascular stenting, arterial bypass surgery and other interventional treatments of blockages in coronary and peripheral arteries. The Company also manufactured, licensed and sold angioplasty catheters and stent products primarily through medical device distributors.
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation. The Company operates in a single business segment.

Liquidity and Capital Resources
      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2005, 2004, and 2003, the Company has incurred net losses of $15,500, $9,700 and $5,900, respectively. As of December 31, 2005, the Company had an accumulated deficit of approximately $99,100. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink System, will be sufficient to fund ongoing operations through at least December 31, 2006. If the Company does not realize the expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, or if it cannot maintain its days sales outstanding accounts receivable ratio, it may not be able to fund its operations beyond December 31, 2006.
     In the event that the Company requires additional funding, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities and the potential outcome of litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents
      Cash and cash equivalents includes cash on hand, demand deposits and money market funds with original maturities of three months or less from the date of purchase.

Marketable Securities Available-For-Sale
      The Company accounts for its investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.
      The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. The Company did not have any realized gains for the years ended December 31, 2005, 2004, and 2003. The cost of securities sold is based on the specific identification method.

Accounts Receivables
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Inventories
      We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. Cost is determined on the first-in, first-out method. We regularly review inventory quantities in process and on hand and record a provision for obsolete inventory based on actual loss experience and on our estimated forecast of product demand compared to the remaining shelf life. During the year ended December 31, 2005, the Company recorded $780 to cost of goods sold for the write-off of inventory primarily due to a limited product recall.

Property and Equipment
      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations. The estimated useful lives for furniture and equipment range from three to seven years and the estimated useful life for leasehold improvements is five years.

Intangible Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed their annual impairment analysis as of June 30, 2005 and will continue to test for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
impairment annually as of June 30. No impairment was indicated. In 2005, the Company increased the balance in Goodwill by $1,029 as a result of recording a deferred tax liability on the indefinite-lived intangible assets acquired in the 2002 acquisition of former Endologix that previously had not been recorded.
      The developed technology is being amortized over its estimated useful life of 10 years. During the years ended December 31, 2005, 2004 and 2003, the Company recorded $1,405, $1,405 and $1,405 in amortization expense for the developed technology and expects to record $1,405 each year thereafter.

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

Concentrations of Credit Risk and Significant Customers
      The Company maintains its cash and cash equivalents in deposit accounts and in money market securities administered by a major financial institution.
      The Company sells its products primarily to hospitals and distributors worldwide. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from customers. Management believes that an adequate allowance for doubtful accounts has been provided.
      In June 1998, the Company signed a technology license agreement with Guidant Corporation (“Guidant”), an international interventional cardiology products company, granting Guidant the right to manufacture and distribute products using the Company’s Focus technology for stent deployment. During 2005, 2004 and 2003, the Company recognized royalty revenue from Guidant of $250, $952, and $2,334, respectively, which represented 4%, 22% and 58% of total revenues, respectively (Note 3). In 2005, revenues from Edwards Lifesciences AG was $1,498, which represented 21% of total revenues. In 2004, revenues from Edwards Lifesciences AG and Bolton Medical Distribution S.A. were $1,577 and $474, which represented 37% of total revenues and 11% of total revenues, respectively. No other single customer accounted for more than 10% of the Company’s revenues in 2005, 2004, or 2003.
      As of December 31, 2005, no single customer accounted for more than 10% of the company’s accounts receivable balance. As of December 31, 2004, accounts receivable from Bolton Medical Distribution S.A, Edwards Lifesciences and Comesa Polska Sp. amounted to $142, $73 and $35 respectively. As of December 31, 2004, receivables from Guidant amounted to $100, which is included in other receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

Product Sales by Geographic Region
      The Company had product sales by region as follows:

	Year Ended December 31,

	2005	2004	2003

United States	$4,844	$431	$189
Germany	1,498	1,577	—
Other european countries	468	920	940
Latin America	72	83	96
Other	7	8	170

	$6,889	$3,019	$1,395

      Sales to commercial hospital accounts represented 95% and 8% of U.S. product sales in 2005 and 2004. The remaining U.S. product sales in 2005 and 2004 were sales to hospitals conducting clinical trials for the Powerlink System. All U.S. product sales in 2003 were to hospitals conducting clinical trials for the Powerlink System.

Revenue Recognition
      The Company complies with the revenue recognition guidelines in Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	The sales price is fixed or determinable

•	Collection of the relevant receivable is probable at the time of sale

•	Products have been shipped or used and the customer has taken ownership and assumed risk of loss
      The Company earns royalty revenue, which is included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties are recognized upon the sale of products subject to the royalty, by the third party.
      The Company does not offer rights of return or price protection and has no post delivery obligations other than its specified warranty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
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
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003

Net loss, as reported	$(15,518)	$(9,683)	$(5,915)
Add: Stock-based employee compensation expense included in reported net loss	60	—	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,314)	(892)	(134)

Pro forma net loss	$(17,772)	$(10,575)	$(5,972)

Basic and diluted net loss per share, as reported	$(0.46)	$(0.31)	$(0.23)
Basic and diluted net loss per share, pro forma	$(0.52)	$(0.34)	$(0.23)
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
      In 2005 and 2004, the Company granted Performance Units under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.
      In 2005 and 2004, the Company granted a total of 180,000 and 347,500 Performance Units at a weighted average Base Value of $3.33 and $2.56, respectively. The Company recorded $579 and $522 in compensation expense during 2005 and 2004, respectively, based on vested service in accordance with FIN 28, which has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
been included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense until the Performance Units are paid in cash.

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

Net Loss Per Share
      Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2005, 2004 and 2003, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive. If they were included, the number of shares used to compute net loss per share would have been increased by approximately 551,000 shares, 655,000 shares and 366,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively. However, options to purchase approximately 772,000, 153,000 and 1,496,000 shares at a weighted average exercise price of $6.04, $6.58 and $4.50 that were outstanding during 2005, 2004, and 2003 respectively, would have still been excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares.

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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment.” This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company adopted SFAS 123(R) on January 1, 2006, which requires compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model. Based on unvested stock options currently outstanding, the impact of potential new stock option grants and the expense that will be associated with the Employee Stock Purchase Plan, the Company expects that compliance with SFAS 123(R) will have a material effect on the Company’s results of operations.
      In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, ’Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards and the Company has significant net operating loss carryforwards that will fully offset taxable income. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The adoption of this new tax provision had no impact on the consolidated financial position, results of operations or cash flows.
      The FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its consolidated financial position, results of operations or cash flows.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated financial position, results of operations or cash flows.
      In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123(R). The Company currently evaluating the impact that SAB 107 will have on its consolidated financial position and results of operations when we it is adopted in fiscal 2006.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated financial position, results of operations or cash flow, but does not expect it to have a material impact.

2.	Merger and Sale of Assets

Endologix, Inc.
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

Sale of Vascular Access Assets
      In February 2001, the Company amended the Agreement with Escalon Medical Corporation (“Escalon”) regarding the payment of royalties. As part of the amended agreement, the Company received a prime

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
plus one percent interest bearing note receivable, payable in eleven equal quarterly installments from April 2002 to October 2004, representing the remaining minimum royalties, on a discounted basis, due for 2001 to 2003 under the Agreement. Additional royalties above the minimums will only be paid under the amended agreement if related product sales exceed $3,000 annually. The Company recognized interest income and royalty revenue under the note receivable on a cash basis, as collection of this note receivable was not reasonably assured. Accordingly, the note receivable and deferred revenue are not recorded on the consolidated balance sheet. Interest income of $7 and $22 was recognized in 2004 and 2003, respectively. The Company recognized royalty revenue $261 in 2004 and 2003, respectively.
      In September 2004, the final payment due under the terms of the agreement was received, thereby satisfying Escalon’s obligation to the Company.

3.	License Agreements
      In June 1998, the Company signed a technology license agreement with Guidant granting Guidant the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $250, $952, and $2,334, respectively, in royalties under the agreement. At December 31, 2005 and 2004, $59 and $100, respectively, due under this agreement are included in other receivables on the consolidated balance sheet.

4.	Restricted Cash Equivalents
      The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At December 31, 2005, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.

5.	Marketable Securities Available-for-Sale
      The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of December 31, 2005, $3,490 and $5,469 of the Company’s debt securities had original contractual maturities of more than 90 days and less than one year and original contractual maturities between one to two years, respectively. As of December 31, 2004, $9,054 and $8,031 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year and original contractual maturities between one to two years, respectively

	December 31, 2005			December 31, 2004

		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value

U.S. Treasury and other agencies debt securities	$5,573	$(14)	$5,559	$10,318	$(15)	$10,303
Corporate debt securities	3,406	(6)	3,400	6,806	(24)	6,782

	$8,979	$(20)	$8,959	$17,124	$(39)	$17,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

6.	Receivables
      Receivables consist of the following at December 31, 2005 and 2004:

	2005	2004

Trade	$1,248	$347

Interest	66	117
License	59	100
Other	50	16

Total other receivables	$175	$233

      Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2005, 2004, and 2003:

	Balance at		Write-offs	Balance at
	Beginning		Net of	End
	of Year	Additions	Recoveries	of Year

December 31, 2005	$31	$—	$(5)	$26
December 31, 2004	$16	$25	$(10)	$31
December 31, 2003	$165	$—	$(149)	$16

7.	Inventories
      Inventories consisted of the following:

	December 31,

	2005	2004

Raw materials	$3,885	$3,219
Work in process	1,361	236
Finished goods	2,126	529

	$7,372	$3,984

8.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2005	2004

Construction in progress	$2,006	$565
Leasehold improvements	1,990	54
Furniture and equipment	1,026	271

	5,022	890
Less accumulated depreciation and amortization	(532)	(201)

	$4,490	$689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

9.	Intangibles
      Intangibles consisted of the following:

	December 31,

	2005	2004

Developed technology	$14,050	$14,050
Accumulated amortization	(5,034)	(3,629)

	9,016	10,421
Trademarks and trade names	2,708	2,708

Intangible assets, net	$11,724	$13,129

10.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consisted of the following:

	December 31,

	2005	2004

Accounts payable	$2,035	$1,247
Accrued payroll and related expenses	1,249	953
Accrued compensation	923	324
Accrued clinical expenses	172	206
Other accrued expenses	122	33

	$4,501	$2,763

11.	Long Term Liabilities
      Long term liabilities consisted of the following:

	December 31,

	2005	2004

Deferred tax	$1,029	$—
Deferred rent	207	—
Accrued compensation	—	198

	$1,236	$198

12.	Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement
      In February 1999, the former Endologix agreed to purchase a key component for its Powerlink product from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc., which at the time was a significant shareholder and thus a related party, under a supplier agreement that expires in December 2007, and which then automatically renews for additional one year periods without notice, unless a party provides notice not to renew within thirty days from the expiration of the renewal period. Under the terms of the agreement, the Company has agreed to purchase certain unit quantities of the component, with built in annual quantity increases. In January 2002, the agreement was amended, increasing the minimum quantity purchase requirements for 2002 and thereafter and increasing the prices each year after 2002 according to the general increase in the Consumer Price Index, with an additional increase when the Company received FDA approval to commercially distribute its devices in the U.S., which occurred in October 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      During 2005, the Company purchased approximately $3,000 of such materials, which fulfilled its 2005 purchase commitments.
      As of December 31, 2005, estimated future purchase commitments for such material were as follows:

Year Ending December 31,
2006	$3,449	(a)
2007	3,966	(a)

	$7,415	(a)

(a)	Represents estimates of obligations under the Bard Peripheral Vascular Systems component purchase contract. The total cost of the components is determined by the mix of sizes of graft material that the Company purchases, as well as the number of components purchased. Under the agreement, each year the Company must buy 115% of the minimum or actual number of units purchased, whichever is higher, in the prior year. The cost of the component is determined by the size of the graft piece purchased, and the Company does not currently know what sizes it will be purchasing after 2005. In order to estimate the sizes to be purchased for 2006 and 2007, the Company assumed that the amount purchased in 2005 increased by 15% each year.
      The Company is economically dependent on this vendor, which is the sole source for this key component.

Manufacturing Equipment Development Agreement
      In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Through December 2005, we incurred costs of approximately $2,000 associated with this capital project. We can terminate the agreement on 15 days notice, and we would be responsible for costs incurred to the date of termination.

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
      Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of December 31, 2005:

Year Ending December 31,
2006	$315
2007	325
2008	334
2009	344
2010	87
Thereafter	—

$1,405

      Rental expense charged to operations for all operating leases during the years ended December 31, 2005, 2004 and 2003, was approximately $472, $399 and $301, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company subleased certain of its facilities through November 2003. Rental income recorded for all subleased facilities during the year ended December 31, 2003 was approximately $209.

Employment Agreements and Retention Plan
      The Company has entered into employment agreements with its officers and one manager (“key employees”) under which severance payments and benefits would become payable in the event of termination by the Company for any reason other than cause, or upon a change in control or corporate transaction, or by the key employee for good reason, as such terms are defined in the agreement. If due, the severance payment will generally be equal to six months of the key employee’s then current salary for termination by the Company without cause or by the key employee for good reason, and generally be equal to twelve months of salary upon a change in control or corporate transaction.
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
      In July 2005, the Company completed a private placement of 4,150,000 shares of its common stock at a purchase price of $4.00 per share, which resulted in net proceeds of approximately $15,450, after deducting the offering expenses.

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

Stock Option Plan
      In May 1996, the Company adopted the 1996 Stock Option/ Stock Issuance Plan (the “1996 Plan”) that is the successor to the Company’s 1995 Stock Option Plan. In September 1997, the Company adopted the 1997 Supplemental Stock Option Plan (the “1997 Plan”). Under the terms of the 1996 and 1997 Plans, eligible key employees, directors, and consultants can receive options to purchase shares of the Company’s common stock at a price not less than 100% for incentive stock options and 85% for nonqualified stock options of the market value of the Company’s common stock on the date of grant. At December 31, 2005, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
Company had authorized 5,450,000 and 90,000 shares of common stock for issuance under the 1996 and 1997 Plan, respectively. At December 31, 2005, the Company had 1,002,301 shares and 1,500 shares of common stock available for grant under the 1996 and 1997 Plan, respectively. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. The activity under both plans is summarized below:

	Exercise Price	Number of	Options
	Per Share	Shares	Exercisable

Balance at December 31, 2002	$0.11 to $13.19	1,945,882	1,254,930

Granted	$2.81 to $ 3.92	550,000
Exercised	$0.11 to $ 1.50	(138,831)
Forfeited	$1.07 to $ 7.00	(218,750)

Balance at December 31, 2003	$0.11 to $13.19	2,138,301	1,340,333

Granted	$4.70 to $ 6.68	310,000
Exercised	$0.77 to $ 7.00	(550,626)
Forfeited	$0.77 to $13.19	(104,312)

Balance at December 31, 2004	$0.11 to $ 8.75	1,793,363	1,056,177

Granted	$4.44 to $ 6.95	1,201,800
Exercised	$0.77 to $ 5.00	(133,148)
Forfeited	$1.07 to $ 7.00	(183,814)

Balance at December 31, 2005	$0.11 to $ 8.75	2,678,201	1,302,155

      In October 2004, 150,000 option shares were awarded subject to shareholder approval to increase shares available under the 1996 Plan by 2,000,000. This increase was subsequently approved by a majority of the shares voted at a special meeting of shareholders held in January 2005. As a result, the grant date occurred in January 2005 and the Company recorded $60 of compensation expense based on the difference between the exercise price and the fair market value of common stock on the grant date.
      The following table summarizes information regarding stock options outstanding at December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.11 – 0.85	184,128	4.8	$0.47	171,836	$0.44
1.07 – 2.50	138,152	4.2	1.55	129,276	1.57
2.69 – 3.92	588,729	6.5	3.71	388,292	3.63
4.44 – 6.00	1,488,092	7.9	5.26	386,671	5.06
6.10 – 8.75	279,100	7.6	6.55	226,080	6.56

0.11 – 8.75	2,678,201	7.2	$4.53	1,302,155	$3.94

      The weighted-average grant-date fair value of options granted during 2005, 2004 and 2003 where the exercise price on the date of grant was equal to the stock price on that date, was $5.50, $3.51 and, $3.82, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      Deferred compensation is being amortized over the vesting period of the related non-employee options, which is generally four years. During the years ended December 31, 2005, 2004, and 2003, $31, $170, and $60, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2005, 2004 and 2003, the Company granted -0-, -0-, and 20,000 options, respectively, to non-employees. As of December 31, 2005, 2004 and 2003, a total of 236,100, 252,400, and 283,600 non-employee stock options, respectively, were outstanding. As of December 31, 2005, 2004, and 2003, a total of 232,100, 234,400, and 244,800, non-employee stock options, respectively, were fully vested.
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

Stock Purchase Plan
      Under the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In October 2003, an additional 200,000 shares of common stock were approved for issuance under the Purchase Plan. During 2005, 2004, and 2003, a total of approximately 34,000, 35,000, and 123,000 shares of common stock, respectively, were purchased at an average price of $4.81, $3.58, and $0.77, respectively.

14.	Income Taxes
Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2005	2004

Net operating loss carryforwards	$27,513	$23,875
Accrued expenses	—	59
Tax credits	5,666	5,419
Amortization	84	99
Inventory write-downs	161	26
Capitalized research and development	751	1,360
Developed technology	(4,448)	(5,229)
Trademarks and tradenames	(1,029)	—
Deferred compensation amortization	588	929
Other	109	71

Deferred tax assets	29,395	26,609
Valuation allowance	(30,424)	(26,609)

Net deferred tax liability	$(1,029)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.
      The valuation allowance increased by $3,815, $5,099 and $1,963 in 2005, 2004 and 2003, respectively.
      The Company’s effective tax rate differs from the statutory rate of 35% due primarily to research and development and other tax credits offset by federal and state losses that were recorded without tax benefit.
      At December 31, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $76,176 and $40,827, respectively, which begin to expire in 2010 and 2006, respectively. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2,979, and $2,577, respectively, which begin to expire in 2018. The state research and development credits do not expire for California purposes. In addition, the Company has approximately $110 of California Manufacturers’ Investment Credits, which begin to expire in 2007.
      Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of December 31, 2005 management has not determined if ownership change has occurred which would limit the Company’s utilization of its NOL or credit carryovers.
      As of December 31, 2005, a portion of the federal and state valuation allowance related to the tax benefits of stock option deductions are included in the Company’s net operating loss carryforwards. At such time as the valuation allowance is reduced (if at all, subject to the “change in ownership” limitations described above), the benefit will be first credited to income tax expense. Thereafter, the benefit will be credited to additional paid-in capital.
      The results of operations for the years ended December 31, 2005, 2004 and 2003 include the net losses of the Company’s wholly-owned German and majority-owned Japanese (2003 only) subsidiaries of $24, $56, and $28, respectively.

15.	Employee Benefit Plan
      The Company provides a 401(k) Plan for all employees 21 years of age or older. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 100% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 2005, 2004, or 2003.

16.	Legal Matters
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A state court productions liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensating damages for claims of this nature. Management contests the case vigorously. The parties are currently engaged in oral discovery. Due to the current stages of this matter, we are unable to estimate possible minimum or maximum amounts of contingent liabilities, direct or indirect, in regard to this lawsuit. We view the prospect of an unfavorable outcome as possible at this time, accordingly, we have not accrued a loss contingency as of December 31, 2005.
      The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
      (b) Financial Statement Schedule
ENDOLOGIX, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C		Column D	Column E

		Additions
		(Reductions)

	Balance at	Charges to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(a)	Period

	(In thousands)
Year ended December 31, 2005
Allowance for doubtful accounts	$31	$—	$—	$(5)	$26
Reserve for excess and obsolete inventories	$65	$780	$—	$(419)	$426
Income tax valuation allowance	$26,609	$3,815	$—	$—	$30,424
Year ended December 31, 2004
Allowance for doubtful accounts	$16	$25	$—	$(10)	$31
Reserve for excess and obsolete inventories	$82	$244	$—	$(261)	$65
Income tax valuation allowance	$21,510	$5,099	$—	$—	$26,609
Year ended December 31, 2003
Allowance for doubtful accounts	$165	$(139)	$—	$(10)	$16
Reserve for excess and obsolete inventories	$1,158	$(93)	$—	$(983)	$82
Income tax valuation allowance	$19,547	$1,963	$—	$—	$21,510

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 26, 2004).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to Endologix’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 1998).
4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix’s Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).
10.1(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).
10.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix’s Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).
10.3(1)	License Agreement by and between Endologix and Guidant dated June 19, 1998 (Incorporated by reference to Exhibit 10.24 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 1998).
10.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix’s Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).
10.5(2)	1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix’s Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).
10.6(1)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).
10.6.1(1)	Amendment to Supply Agreement dated January 17, 2002 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40.1 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).
10.7	Form of Indemnification Agreement entered into with Endologix’s officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).
10.8(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 27, 2003).
10.8.1	Schedule of officers of Endologix party to the Employment Agreement (Incorporated by reference to Exhibit 10.42.1 to Endologix’s Annual Report on Form 10-K, filed with the SEC on March 31, 2005).
10.9	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix’s Current Report on Form 8-K, filed with the SEC on November 24, 2004).
10.10	Stock Purchase Agreement, dated July 5, 2005, by and between Endologix and the investors named therein (Incorporated by reference to Exhibit 10.48 to Endologix’s Current Report on Form 8-K, filed with the SEC on July 8, 2005).
14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix’s Annual Report on Form 10-K filed with the SEC on March 26, 2004).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.