Form 10-Q
period 2006-03-31
ENDOLOGIX INC /DE/
filed 2006-05-10
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 000-28440

ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

On April 20, 2006, there were 36,538,364 shares of the registrant’s only class of common stock that were outstanding.

ENDOLOGIX, INC.

Form 10-Q

March 31, 2006

ENDOLOGIX, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,162	$8,191
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized losses
of $16 and $20	5,277	8,959
Accounts receivable, net of allowance for doubtful accounts of $0 and $26	2,062	1,248
Other receivables	119	175
Inventories	7,407	7,372
Other current assets	453	576

Total current assets	22,980	27,021

Property and equipment, net	4,786	4,490
Marketable securities available-for-sale, including unrealized losses of
$1 and $0	301	--
Goodwill	4,631	4,631
Intangibles, net	11,373	11,724
Other assets	78	78

Total assets	$44,149	$47,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,334	$4,501

Total current liabilities	3,334	4,501
Long term liabilities	1,220	1,236

Total liabilities	4,554	5,737

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, $0.001 par value; 50,000,000 shares authorized,
37,033,000 and 36,679,000 shares issued and outstanding	37	37
Additional paid-in capital	143,398	141,903
Accumulated deficit	(103,232)	(99,120)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive income (loss)	53	48

Total stockholders' equity	39,595	42,207

Total liabilities and stockholders' equity	$44,149	$47,944

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Product	$2,675	$1,354
License	58	60

Total revenue	2,733	1,414
Cost of product revenue	1,119	643

Gross profit	1,614	771

Operating expenses:
Research, development and clinical	1,687	1,359
Marketing and sales	2,598	1,378
General and administrative	1,601	1,439

Total operating expenses	5,886	4,176

Loss from operations	(4,272)	(3,405)

Other income:
Interest income	160	109

Total other income	160	109

Net loss	($ 4,112)	($ 3,296)

Basic and diluted net loss per share	($ 0.11)	($ 0.10)

Shares used in computing basic and diluted net loss per
share	36,476	31,896

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	($4,112)	($3,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	375
Amortization of stock-based compensation	330	14
Change in:
Accounts receivable	(814)	(202)
Inventories	7	(981)
Other receivables and other assets	179	25
Accounts payable, accrued expenses and long term
liabilities	(1,183)	(133)

Net cash used in operating activities	(5,069)	(4,198)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(604)	(4,064)
Sales of available-for-sale securities	3,988	7,892
Cash paid for property and equipment	(469)	(270)

Net cash provided by investing activities	2,915	3,558

Cash flows provided by financing activities:
Proceeds from sale of common stock under employee stock purchase plan	189	81
Proceeds from exercise of common stock options	934	54

Net cash provided by financing activities	1,123	135

Effect of exchange rate changes on cash and cash equivalents	2	(23)

Net decrease in cash and cash equivalents	(1,029)	(528)
Cash and cash equivalents, beginning of period	8,191	4,831

Cash and cash equivalents, end of period	$7,162	$4,303

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three-month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2006, the Company incurred a net loss of $4,112. As of March 31, 2006, the Company had an accumulated deficit of $103,232. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In July 2003 and March 2004, the Company completed two private placements of its common stock, resulting in aggregate net proceeds of $23,744. In addition, in July 2005 the Company completed a private placement of its common stock that resulted in net proceeds of approximately $15,450, net of offering expenses.

In April 2006, the Company filed a shelf registration statement with The Securities and Exchange Commission that would permit from time to time, the Company to offer and sell up to a total of $50 million of common stock (See Note 14).

At March 31, 2006, the Company had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $13,240. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink System, will be sufficient to fund ongoing operations through at least December 31, 2006. If the Company does not realize the expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, or if it cannot maintain its days sales outstanding accounts receivable ratio, it may not be able to fund its operations beyond December 31, 2006.

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

2. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award. This compensation expense shall be included in the Statement of Operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding, but not yet vested on the effective date. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by FAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

FAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and which impact the amount of unamortized compensation expense to be recognized in future periods. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company's pro forma information required by FAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.

The Company elected to adopt FAS 123R using the modified prospective application approach which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense these amount in the Statement of Operations over the stock option’s remaining vesting period. Prior periods are not required to be restated. Prior to the effective date of FAS 123R the Company applied the disclosure-only provisions of FAS 123. In accordance with the provision of FAS 123, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock at date of grant.

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including estimates of the expected period of time employees will retain their vested stock options before exercising them, the expected volatility of the Company’s common stock over the expected term, and the number of shares that are expected to be forfeited before they are vested. Application of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, significantly different results recognized in the Statement of Operations.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes valuation method:

Three Months Ended
March 31,
2006
Expected Lives (in years) (1)	5.5
Expected Volatility (2)	68.8%
Risk Free interest Rate (3)	5.0%
Dividend Yield (4)	0.0%

1)     Estimated based on historical experience.

2)     Volatility based on historical experience over a period equivalent to the expected life in years.

3)     Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4)     The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.

Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”), either incentive stock options or non-qualified options awards may be granted and pursuant to the 1997 Supplemental Stock Option Plan (the “1997 Plan” together with the 1996 Plan, the “Plans”). Under the Plans, options are granted at a price not less than 100% for incentive stock options and 85% for non-qualified stock options of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At March 31, 2006, there were approximately 897,000 shares of common stock available for future stock option grants.

The following table summarizes option activity for all plans during the first quarter of 2006:

	Shares	Weighted	Weighted	Aggregate
	(000's)	Average	Average	Intrinsic
		Exercise	Remaining	Value
		Price	Contractual	(000's)
			Life
Outstanding at December 31, 2005	2,678	$4.53

Granted	125	5.12

Exercised	(316)	2.95

Forfeited	(32)	5.31

Expired	(6)	2.50

Outstanding at March 31, 2006	2,449	$4.76	7.43	$1,254

Exercisable at March 31, 2006	1,038	$4.27	5.50	$991

The weighted average fair value of options granted during the first quarter of 2006 and 2005 was $4.70 and $3.59 respectively. These amounts were estimated using the Black-Scholes option pricing model with the assumptions listed above. The aggregate intrinsic value of stock options at exercise, represented in the table above, was $1,346 for the quarter ended March 31, 2006. The stock options granted during the first quarter of 2006 were outstanding for only a portion of the period, and as such, the compensation expense recognized was only for the period that the options were outstanding. As of March 31, 2006 there was $3,482 of total unrecognized compensation cost related to approximately 1,264 non-vested outstanding stock options, with a per share weighted average fair value of $2.76. The unrecognized expense is anticipated to be recognized over a weighted average period of 2.9 years.

Expense recorded pursuant to FAS 123R during the quarter ended March 31, 2006, was as follows:

Three Months Ended
March 31,
2006
General and Administrative	$193
Marketing and Sales	78
Research, Development, and Clinical	77

Total FAS 123R expense	$348

In addition, the Company capitalized $42 of stock based compensation into inventory during the three months ended March 31, 2006.

Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net loss, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown for the three months ended March 31, 2005, as follows:

2005
Net loss
as reported	$(3,296)
Pro forma fair value expense	(319)

Pro forma net loss	$(3,615)

Earnings per share:
Basic and diluted-as reported	$(0.10)
Basic and diluted-pro forma	$(0.11)

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

Under the 2004 Performance Compensation Plan, Performance Units are granted at a discount to the fair market value (as defined in the “Performance Plan”) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests rateably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.

The Company granted a total of 140 Performance Units at a weighted average Base Value of $3.44, during the first quarter of 2005. There were no Performance Units granted during the quarter ended March 31, 2006. The total accrued compensation expense as of March 31, 2006 was $427, at which time there were an aggregate of 283 Performance Units outstanding. The total accrued compensation expense as of December 31, 2005, was $923 and there were 363 total Performance Units outstanding. The Company recorded a reduction of expense totaling $330 in the first quarter of 2006, and recorded $40 of compensation expense in the first quarter of 2005, in accordance with FIN 28. During the quarter ended March 31, 2006, 38 Performance Units were exercised resulting in a payout of $166. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, will record the difference between the closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the first quarter of 2006 and 2005 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the first quarter of 2006 and 2005, the number of shares used to compute diluted net loss per share would have been increased by approximately 502 shares and 726 shares, respectively. In addition, options to purchase 323 shares and 233 shares, respectively, with an exercise price above the average market price for the first quarter of 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

4.Restricted Cash Equivalents

The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At March 31, 2006, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.

5. Marketable Securities Available-For-Sale

The Company accounts for its investments pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The cost of securities sold is based on the specific identification method. During the three months ended March 31, 2006 and 2005, the Company did not have any realized gains or losses.

The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of March 31, 2006, $300 and $5,278 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively. As of December 31, 2005, $3,490 and $5,469 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	March 31, 2006			December 31, 2005
		Gross Unrealized			Gross Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value
U.S. Treasury and other agencies
debt securities	$3,488	$(12)	$3,476	$5,573	$(14)	$5,559
Corporate debt securities	2,107	(5)	2,102	3,406	(6)	3,400

	5,595	$(17)	$5,578	$8,979	$(20)	$8,959

6. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$3,286	$3,885
Work-in-process	1,738	1,361
Finished goods	2,383	2,126

	$7,407	$7,372

7. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the first quarter of 2006 and 2005, the Company recorded $58 and $60 respectively, in license revenue due on product sales by Guidant. At March 31, 2006 and December 31, 2005, $58 and $59, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheets.

8. Product Revenue by Geographic Region

The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months
	Ended March 31,
	2006	2005
United States	$2,116	$621
Germany	437	504
Other Europe	105	207
Other	17	22

	$2,675	$1,354

9. Concentrations of Credit Risk and Significant Customers

During the first quarter of 2006, revenue from Edwards Lifesciences AG was $437, which represented 16% of total revenues. During the first quarter of 2005, revenues from Edwards Lifesciences AG and Bolton Medical Distribution S.A. were $504 and $160, which represented 36% and 11% of total revenues, respectively. No other single customer in the first quarter of 2006 or 2005 represented more than 10% of total revenues.

As of March 31, 2006 only one customer accounted for more than 10% of the Company’s accounts receivable balance. Edwards Lifesciences accounts receivable balance amounted to $403. As of December 31, 2005, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

10. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months
	Ended March 31,
	2006	2005
Net loss	$(4,112)	$(3,296)
Unrealized holding gain arising during the period,
net	3	4
Unrealized exchange rate gain(loss)	2	(22)

Comprehensive loss	$(4,107)	$(3,314)

11. Intangible Assets and Goodwill

The following table details the intangible assets, estimated lives, related accumulation and goodwill:

	March 31, 2006	December 31, 2005
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(5,385)	(5,034)

	8,665	9,016

Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$11,373	$11,724

Goodwill, (Indefinite Life)	$4,631	$4,631

        In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

        The Company recognized amortization expense on intangible assets of $351 and $352 during the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense for the remainder of 2006 and the five succeeding fiscal years is as follows:

2006	$1,054
2007	$1,405
2008	$1,405
2009	$1,405
2010	$1,405
2011	$1,405

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

        During the three months ended March 31, 2006 the Company purchased approximately $96, of such materials toward fulfilling its 2006 purchase commitments. The Company estimates that it will complete its 2006 commitment by purchasing an additional $3,353 of the material. The Company is economically dependent on this vendor, which is the sole source for this key component.

Manufacturing Equipment Development Agreement

        In June 2004, the Company entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of the Company’s manufacturing capability. Through March 31, 2006 the Company incurred approximately $2,400 associated with the project. These amounts are presented as construction in progress and are included in property and equipment. The Company can terminate the agreement on 15 days notice, in which case it would be responsible to pay for the costs incurred prior to the date of termination.

Legal Matters

        A state court product liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensating damages for claims of this nature. The Company contests the case vigorously. The parties are currently engaged in oral discovery. At the present stage of this matter, management is unable to estimate possible minimum or maximum amounts of loss contingencies, direct or indirect, in regard to this lawsuit. The Company views the prospect of an unfavorable outcome as possible at this time; accordingly, the Company has not accrued a loss contingency as of March 31, 2006.

        The Company is a party to ordinary disputes arising in the normal course of business. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13. Recent Accounting Pronouncements

        In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company is currently evaluating the new statement to determine the potential impact, if any, this would have on the Company’s financial results.

        In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

14. Subsequent Events

        In April 2006, the Company filed a shelf registration statement with The Securities & Exchange Commission that would permit the Company, from time to time, to offer and sell up to $50,000 of Common Stock.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution stockholders that, in addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our sole technology, the Powerlink System, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, including but not limited to those factors discussed in “Item 1A. Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to update information contained in any forward-looking statement.

Overview

Organizational History

        We were formed in 1992, and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., (“former Endologix”), and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc.

Our Business

        We are engaged in the development, manufacture, sale and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the Powerlink® System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAA is approximately 75%, making it the 13th leading cause of death in the United States.

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

        In 2005, the Japanese Ministry of Health notified us that although they believed the clinical results of the PowerWeb study were good, the structure of clinical trial was such that they would not grant Shonin Approval for the PowerWeb System. They requested that we submit the data on the FDA approved Powerlink System and that we would be able to utilize the clinical results from the PowerWeb trial as supplementary data. This permits us to submit our Powerlink data for Shonin approval without the need for an additional clinical trial, and upon approval will permit us to have a single technology platform for Europe, U.S. and Japan. We estimate that we will receive Shonin approval by the end of 2006. Upon receipt of the Shonin approval, we will then file for hospital reimbursement which may take eight to twelve months to be established.

        We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of March 31, 2006, 128 of the 193 patients required have been enrolled for the second arm of U.S. Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of March 31, 2006, 18 of the 60 patients have been enrolled in a U.S. Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink to treat patients with large aortic necks. Currently no commercial device is capable of treating aortic necks larger than 28 mm. We believe that approximately 10-15% of all potential patients are refused minimally invasive treatment due to anatomic considerations.

        We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2006. We received FDA approval to commercially market the Powerlink System in October 2004, at which time we began a focused commercial launch in the United States. Our business is subject to a number of challenges inherent in a company with a single technology which is introduced for the first time on a commercial basis, such as the difficulty in predicting physician acceptance of our product and the difficulty of planning for the growth of our operations relative to the market demand for our product. Consequently, our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future.

Other Matters

Accounting Changes

        The Company began expensing the cost of stock based compensation on January 1, 2006, when it adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment” (FAS 123R). See Note 2 to the Condensed Consolidated Financial Statements for information regarding this accounting change.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

        Product Revenue. Product revenue increased 98% to $2.7 million in the three months ended March 31, 2006 from $1.4 million in the three months ended March 31, 2005. Domestic sales increased 241% to $2.1 million in the three months ended March 31, 2006 from $621,000 in the three months ended March 31, 2005. The increase in domestic sales was due to our investment in additional field sales personnel, and increased acceptance of the Powerlink System.

        International sales declined 24% to $559,000 in the three months ended March 31, 2006 from $733,000 for the comparable period in the prior year. This decrease is primarily due to higher sales to Edwards Lifesciences AG during the first three months of 2005.

        We expect that product revenue will continue to grow, both sequentially and compared to prior year periods, particularly in the U.S. market where we continue to develop and expand our direct sales force.

        License Revenue. License revenue decreased 3% to $58,000 for the three months ended March 31, 2006 from $60,000 for the three months ended March 31, 2005. We anticipate that license revenue will remain unchanged in 2006 as compared to comparable periods in 2005. The agreement with Guidant expires in 2008, unless terminated sooner, and provides for minimum annual royalties of $250,000.

        Cost of Product Revenue. The cost of product revenue increased 74% to $1.1 million in the three months ended March 31, 2006 from $643,000 in the three months ended March 31, 2005. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 42% in the first quarter of 2006 from 47% in the same period of 2005 because average selling prices for the Powerlink System are higher in the U.S. commercial market. Average selling prices are higher to U.S. customers because we sell direct to hospitals, while international sales are made to distributors. We expect the cost of product revenue as a percentage of product revenue to decline over the next two quarters because we expect domestic sales to increase relative to international sales to distributors. By year end 2006 however, we expect this cost percentage decline to be largely offset as we expect to recognize the higher cost of acquisition of a key component of the Powerlink System, which we purchase from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc and as we recognize additional costs associated with FAS 123(R).

                During the first quarter of 2006, we continued significant development efforts to improve and expand our manufacturing capability. Although we believe that we have sufficient capacity and resources to support our production requirement through 2006, we plan to develop our manufacturing capability to support our sales plans thereafter. See Liquidity and Capital Resources, below, for more information about our manufacturing development projects.

        Research, Development and Clinical. Research, development and clinical expense increased 24% to $1.7 million in the three months ended March 31, 2006 as compared to $1.4 million for the three months ended March 31, 2005.

        We continue to conduct product research and development of our Powerlink System product line, and complementary technologies and we anticipate continuing enrollment in the suprarenal arm of the pivotal U.S. clinical trials throughout 2006. We began enrollment in a third arm of our pivotal U.S. clinical trials for study of a larger diameter cuff in the third quarter of 2005. We believe we will be able to treat a broader patient population using a large diameter cuff with our Powerlink System stent grafts. We expect that research, development, and clinical expense will remain in the range of $1.5 million to $1.8 million per quarter during the remaining quarters of 2006.

        Marketing and Sales. Marketing and sales expense increased 89% to $2.6 million in the three months ended March 31, 2006 from $1.4 million in the three months ended March 31, 2005. The increase in the first quarter of 2006 resulted primarily from the expansion of our sales force and sales support work force to support the U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expense will increase over the remainder of 2006 and will be materially higher than the comparable periods of 2005 as we continue to increase the size of our direct sales force in the U.S. market.

        General and Administrative. General and administrative expense increased 11% to $1.6 million in the three months ended March 31, 2006, from $1.4 million in the three months ended March 31, 2005. The increase in the first quarter of 2006 was primarily due to a $193,000 charge for stock options pursuant to the adoption of SFAS 123(R) at January 1, 2006. We expect general and administrative expense to remain approximately equal to the current level through 2006.

        Other Income (Expense). Other income increased 47% to $160,000 in the three months ended March 31, 2006, from $109,000 in the same period of 2005. The increase in other income was primarily increased interest income due to higher interest rates and higher invested cash balances in the 2006 period. We expect that interest income will follow this pattern for the second quarter of 2006 due to both higher rates of interest and higher invested cash balances, but decline compared to prior year in the second half of 2006.

Liquidity and Capital Resources

        For the three months ended March 31, 2006, we incurred a net loss of $4.1 million. As of March 31, 2006, we had an accumulated deficit of $103.2 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. Since 2003, we completed three private placements of our common stock, which resulted in aggregate net proceeds of $39.2 million.

        In April 2006, we filed a shelf registration statement with The Securities & Exchange Commission that would permit from time to time, the Company to offer and sell up to a total of $50 million of common stock.

        At March 31, 2006, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $13.2 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2006. However, as noted above, we initiated our commercial launch of the Powerlink System in the United States after receiving FDA approval in October 2004. We expect to continue to incur substantial costs and cash outlays in 2006 to support Powerlink System research and development, and U.S. marketing of the Powerlink System. Given the difficulty of predicting future capital requirements, we may be required to seek additional financing to support our operations and the expanded commercial launch of the Powerlink System. We may not be able to obtain such financing on reasonable terms at all, which would adversely affect the operations of our business and execution of our business strategy. In addition, any such financing, if completed, may dilute existing stockholders.

        We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:

o	market acceptance of the Powerlink System;
o	our ability to successfully expand our commercial launch of the Powerlink System;
o	the development of sales and marketing resources;
o	the success of our research and development programs for future products;
o	the clinical trial and regulatory approval process for future products;
o	the costs involved in intellectual property rights enforcement or litigation;
o	competitive factors;
o	viability of our sole manufacturing facility through unforeseen natural or other disaster;
o	the establishment of collaborative relationships with other parties.

        For the three months ended March 31, 2006, inventory remained constant at $7.4 million. In comparison to December 31, 2005, increases in work-in-process of $371,000 and finished goods of $257,000 were offset by a decrease in raw materials of $599,000. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a three year shelf life.

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for the Powerlink System. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, we purchase certain unit quantities of the component, with defined annual quantity increases. The agreement further provided for a significant price increase upon receipt of FDA approval of the Powerlink System, which occurred in October 2004. During the three months ended March 31, 2006 and 2005, we purchased approximately $96 and $515, respectively, of such materials, toward fulfilling our 2006 and 2005 purchase commitments. We estimate that we will complete our 2006 commitment by purchasing an additional $3.4 million of the material. We are economically dependent on this vendor, which is the sole source for this key component.

        In June 2004, we entered into an agreement under which a third party will develop, install and test manufacturing equipment for the expansion of our manufacturing capability. Through March 31, 2006, we incurred approximately $2.4 million associated with the project. This project was substantially completed during the first quarter of 2006, and therefore, we do not expect to incur any additional significant expenditures in connection therewith.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our financial instruments include cash and short-term investment grade debt securities. At March 31, 2006 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at March 31, 2006.

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

Part II.

OTHER INFORMATION

Items 1 — 5. Not Applicable

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

ENDOLOGIX, INC

Date: May 10, 2006	/s/ Paul McCormick _______________________________________________ Paul McCormick, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	/s/ Robert J. Krist _______________________________________________ Robert J. Krist, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350