Form 10-Q
period 2006-06-30
ENDOLOGIX INC /DE/
filed 2006-08-04
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 000-28440

ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

On July 19, 2006, there were 42,599,364 shares of the registrant’s only class of common stock that were outstanding.

ENDOLOGIX, INC.

Form 10-Q

March 31, 2006

ENDOLOGIX, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$22,094	$8,191
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized losses
of $9 and $20	4,490	8,959
Accounts receivable, net of allowance for doubtful accounts of $0 and
$26	2,160	1,248
Other receivables	219	175
Inventories	6,905	7,372
Other current assets	331	576

Total current assets	36,699	27,021

Property and equipment, net	4,694	4,490
Marketable securities available-for-sale, including unrealized losses of
$2 and $0	1,498	--
Goodwill	4,631	4,631
Intangibles, net	11,021	11,724
Other assets	78	78

Total assets	$58,621	$47,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,995	$4,501

Total current liabilities	2,995	4,501
Long term liabilities	1,204	1,236

Total liabilities	4,199	5,737

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, $0.001 par value; 50,000,000 shares authorized,
43,094,000 and 36,679,000 shares issued and outstanding	43	37
Additional paid-in capital	162,586	141,903
Accumulated deficit	(107,620)	(99,120)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive income	74	48

Total stockholders' equity	54,422	42,207

Total liabilities and stockholders' equity	$58,621	$47,944

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Product	$3,446	$1,495	$6,121	$2,849
License	49	67	107	127

Total revenue	3,495	1,562	6,228	2,976
Cost of product revenue	1,798	584	2,917	1,227

Gross profit	1,697	978	3,311	1,749

Operating expenses:
Research, development and clinical	1,830	1,473	3,517	2,832
Marketing and sales	3,152	1,717	5,750	3,095
General and administrative	1,325	789	2,926	2,228

Total operating expenses	6,307	3,979	12,193	8,155

Loss from operations	(4,610)	(3,001)	(8,882)	(6,406)

Other income:
Interest income	208	103	367	212
Other income/(expense)	14	(5)	15	(5)

Total other income	222	98	382	207

Net loss	($ 4,388)	($ 2,903)	($ 8,500)	($ 6,199)

Basic and diluted net loss per share	($ 0.11)	($ 0.09)	($ 0.23)	($ 0.19)

Shares used in computing basic and diluted net loss per
share	38,203	31,911	37,345	31,903

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	($ 8,500)	($ 6,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,108	748
Amortization of stock-based compensation	708	36
Change in:
Accounts receivable	(912)	(405)
Inventories	528	(2,118)
Other receivables and other assets	201	(58)
Accounts payable, accrued expenses and long term
liabilities	(1,538)	189

Net cash used in operating activities	(8,405)	(7,807)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(2,104)	(9,561)
Sales of available-for-sale securities	5,089	18,524
Cash paid for property and equipment	(610)	(1,736)

Net cash provided by investing activities	2,375	7,227

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	18,798	--
Proceeds from sale of common stock under employee stock purchase plan	189	81
Proceeds from exercise of common stock options	934	75

Net cash provided by financing activities	19,921	156

Effect of exchange rate changes on cash and cash equivalents	12	(37)

Net increase/(decrease) in cash and cash equivalents	13,903	(461)
Cash and cash equivalents, beginning of period	8,191	4,831

Cash and cash equivalents, end of period	$22,094	$4,370

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT AND NUMBER OF YEARS)
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited six-month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2006, the Company incurred a net loss of $8,500. As of June 30, 2006, the Company had an accumulated deficit of $107,620. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In April 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission that would permit from time to time, the Company to offer and sell up to a total of $50,000 of common stock. In June 2006, the Company completed a sale of its common stock that resulted in gross proceeds of $20,000.

At June 30, 2006, the Company had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $28,582. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink System, will be sufficient to fund ongoing operations through at least December 31, 2007. However, if the Company does not realize the expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional funding to fund its operations.

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

2. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) "Share Based Payment" ("FAS 123R"). FAS 123R establishes the accounting required for share based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award. This compensation expense shall be included in the Statement of Operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding, but not yet vested on the effective date.

For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by FAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

FAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations in 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As share-based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company's pro forma information required by FAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.

The Company elected to adopt FAS 123R using the modified prospective application approach which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense these amount in the Statement of Operations over the stock option's remaining vesting period. Prior periods are not required to be restated. Prior to the effective date of FAS 123R the Company applied the disclosure-only provisions of FAS 123. In accordance with the provision of FAS 123, the Company applied Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock at date of grant.

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including estimates of the expected period of time employees will retain their vested stock options before exercising them, the expected volatility of the Company's common stock over the expected term, and the number of shares that are expected to be forfeited before they are vested. Application of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, significantly different results recognized in the Statement of Operations.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes valuation method:

	Six Months Ended
	June 30,
	2006
Expected Life (in years) (1)	5.5
Expected Volatility (2)	68.8%	77.3%
Risk Free interest Rate (3)	5.0%
Dividend Yield (4)	0.0%

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

Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan) and the Company’s 2006 Stock Option/Issuance Plan (the “2006 Plan”), either incentive stock options or non-qualified options awards may be granted and under the 1997 Supplemental Stock Option Plan (the “1997 Plan” and together with the 1996 Plan and 2006 Plan, the “Plans”), non-qualified option awards may be granted. Under the Plans, options are granted at a price not less than 100% for incentive stock options and 85% for non-qualified stock options of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At June 30, 2006, there were approximately 2,063 shares of common stock available for future stock option grants.

The following table summarizes option activity for all plans during the first six months of 2006:

	Shares	Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
		Price per	Contractual
		Share	Life (Years)
Outstanding at December 31, 2005	2,678	$4.53

Granted	981	3.75

Exercised	(316)	2.95

Forfeited	(83)	5.06

Expired	(6)	2.50

Outstanding at June 30, 2006	3,254	$4.44	7.92	$569

Exercisable at June 30, 2006	1,366	$4.44	6.08	$461

Vested and expected to be vested at June 30, 2006	2,778	$4.45	7.66	$540

The weighted average fair value per option granted during the three months ended June 30, 2006 and 2005 was $2.39 and $3.47, respectively. During the six months ended June 30, 2006 and 2005, the weighted average fair value per option granted was $2.53 and $3.70, respectively. These amounts were estimated using the Black-Scholes option pricing model with the assumptions listed above. The aggregate intrinsic value of stock options exercised, represented in the table above, was $1,346 for the six months ended June 30, 2006, respectively. No options were exercised in the three months ended June 30, 2006. The stock options granted during the second quarter of 2006 were outstanding for only a portion of the period, and as such, the compensation expense recognized was only for the period that the options were outstanding. As of June 30, 2006 there was $4,223 of total unrecognized compensation cost related to approximately 1,913 non-vested outstanding stock options, with a per share weighted average fair value of $2.21. The unrecognized expense is anticipated to be recognized over a weighted average period of 3.4 years.

Expense recorded pursuant to FAS 123R during was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
General and Administrative	$169	$362
Marketing and Sales	102	180
Research, Development, and Clinical	86	163
Cost of Sales	31	31

	$388	$736

In addition, the Company has $61 of stock based compensation capitalized in inventory as of June 30, 2006.

Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net loss, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown for the three and six months ended June 30, 2005, as follows:

Three Months
Ended
June 30, 2005
Net loss
as reported	$(2,903)
Pro forma fair value expense	(562)

Pro forma net loss	$(3,465)

Earnings per share:
Basic and diluted-as reported	$(0.09)
Basic and diluted-pro forma	$(0.11)
Six Months
Ended
June 30, 2005
Net loss
as reported	$(6,199)
Pro forma fair value expense	(868)

Pro forma net loss	$(7,067)

Earnings per share:
Basic and diluted-as reported	$(0.19)
Basic and diluted-pro forma	$(0.22)

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123R and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). The Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value until the options vest.

Under the 2004 Performance Compensation Plan (the “Performance Plan”), Performance Units are granted at a discount to the fair market value as defined in of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.

There were no Performance Units granted during the three and six months ended June 30, 2006. The Company granted a total of 40 and 180 Performance Units at a weighted average Base Value per unit of $2.96 and $3.33, during the three and six months ended June 30, 2005. The total accrued compensation expense as of June 30, 2006 was $191, at which time there were an aggregate of 283 Performance Units outstanding. The total accrued compensation expense as of December 31, 2005, was $923 and there were 363 total Performance Units outstanding. The Company recorded a reduction of expense totalling $235 and $565 for the three months and six months ended June 30, 2006, respectively and a reduction of expense of $102 and $60 for the three months and six months ended June 30, 2005 respectively, in accordance with FIN 28. During the three months and six months ended June 30, 2006, 0 and 38 Performance Units were exercised resulting in a payout of $0 and $166, respectively. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, will record the difference between the closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.

3. Net Income (Loss) Per Share

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the three months ended June 30, 2006 and 2005, the number of shares used to compute diluted net loss per share would have been increased by approximately 184 shares and 418 shares, respectively. In addition, options to purchase 2,131 shares and 1,263 shares, respectively, with an exercise price above the average market price for the three months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

If anti-dilutive stock options were included for the six months ended June 30, 2006 and 2005, the number of shares used to compute diluted net loss per share would have been increased by approximately 340 shares and 569 shares, respectively. In addition, options to purchase 1,392 shares and 543 shares, respectively, with an exercise price above the average market price for the six months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.

4. Restricted Cash Equivalents

The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At June 30, 2006, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.

5. Marketable Securities Available-For-Sale

The Company accounts for its investments pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The cost of securities sold is based on the specific identification method. During the three and six months ended June 30, 2006 and 2005, the Company did not have any realized gains or losses.

The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of June 30, 2006, $300 and $5,688 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively. As of December 31, 2005, $3,490 and $5,469 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	June 30, 2006			December 31, 2005
		Gross Unrealized			Gross Unrealized
		Holding	Fair		Holding	Fair
	Cost	Loss	Value	Cost	Loss	Value
U.S. Treasury and other agencies
debt securities	$4,496	$(7)	$4,489	$5,573	$(14)	$5,559
Corporate debt securities	1,503	(4)	1,499	3,406	(6)	3,400

	$5,999	$(11)	$5,988	$8,979	$(20)	$8,959

6. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$2,515	$3,885
Work-in-process	2,075	1,361
Finished goods	2,315	2,126

	$6,905	$7,372

Inventory reserves, primarily associated with the voluntary catheter recall, were $432 and $426 as of June 30, 2006 and December 31, 2005, respectively.

7. License Revenue

In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. The Company receives royalty payments based upon the sale of products by Guidant using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the three months ended June 30, 2006 and 2005, the Company recorded $49 and $67 respectively, in license revenue due on product sales by Guidant. During the six months ended June 30, 2006 and 2005, the Company recorded $107 and $127 respectively, in license revenue due on product sales by Guidant.

8. Product Revenue by Geographic Region

The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
United States	$2,780	$900	$4,896	$1,521
Netherlands	440	370	877	874
Other	226	225	348	454

	$3,446	$1,495	$6,121	$2,849

        Product sales to the Netherlands are to a distributor which sells into selected European markets.

9. Concentrations of Credit Risk and Significant Customers

During the three and six months ended June 30, 2006, revenue from Edwards Lifesciences AG was $440 and $877, which represented 13% and 14% of total revenues, respectively. During the three and six months ended June 30, 2005, revenues from Edwards Lifesciences AG were $370 and $874, which represented 24% and 29% of total revenues, respectively, and revenues from Bolton Medical Distribution S.A. were $152 and $313, which represented 10% and 11% of total revenues, respectively. No other single customer in the three months and six months ended June 30, 2006 or 2005 represented more than 10% of total revenues.

As of June 30, 2006 only one customer accounted for more than 10% of the Company’s accounts receivable balance. Edwards Lifesciences accounts receivable balance amounted to $287 or 13% of the Company’s accounts receivable balance. As of December 31, 2005, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

10. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net loss	$(4,388)	$(2,903)	$(8,500)	$(6,199)
Unrealized holding gain arising during the period,
net	11	16	14	20
Foreign currency translation adjustment	10	(15)	12	(37)

Comprehensive loss	$(4,367)	$(2,902)	$(8,474)	$(6,216)

11. Intangible Assets and Goodwill

The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	June 30, 2006	December 31, 2005
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(5,737)	(5,034)

	8,313	9,016
Trademarks and trade names (Indefinite life)
	2,708	2,708

Intangible assets, net	$11,021	$11,724

Goodwill, (Indefinite Life)	$4,631	$4,631

        In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed their annual impairment analysis as of June 30, 2006 and will continue to test for impairment annually as of June 30. No impairment was indicated. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

        The Company recognized amortization expense on intangible assets of $352 and $351 during the three months ended June 30, 2006 and 2005, respectively. The Company recognized amortization expense on intangible assets of $703 and $703 during the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense for the remainder of 2006 and the five succeeding fiscal years is as follows:

2006	$702

2007	$1,405

2008	$1,405

2009	$1,405

2010	$1,405

2011	$1,405

12. Commitments and Contingencies

Sole-Source, Related-Party Supplier Agreement

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for its Powerlink System. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, the Company must purchase certain unit quantities of the component, with defined annual quantity increases.

        During the three months and six months ended June 30, 2006 the Company purchased approximately $214 and $310, respectively, of such materials toward fulfilling its 2006 purchase commitments. The Company estimates that it will complete its 2006 commitment by purchasing an additional $3,139 of the material. The Company is economically dependent on this vendor, which is the sole source for this key component.

Legal Matters

        A state court product liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensating damages for claims of this nature. The Company contests the case vigorously. The parties are currently engaged in oral discovery. At the present stage of this matter, management is unable to estimate possible minimum or maximum amounts of loss contingencies, direct or indirect, in regard to this lawsuit. The Company views the prospect of an unfavorable outcome as not probable at this time; accordingly, the Company has not accrued a loss contingency as of June 30, 2006.

        The Company is a party to ordinary disputes arising in the normal course of business. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13. Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

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

        In 2005, the Japanese Ministry of Health notified us that although they believed the clinical results of the PowerWeb study were good, the structure of clinical trial was such that they would not grant Shonin Approval for the PowerWeb System. They requested that we submit the data on the FDA approved Powerlink System and that we would be able to utilize the clinical results from the PowerWeb trial as supplementary data. This permits us to submit our Powerlink System data for Shonin approval without the need for an additional clinical trial, and upon approval will permit us to have a single technology platform for Europe, U.S. and Japan. We estimate that we will receive Shonin approval by the end of 2006. Upon receipt of the Shonin approval, we will then file for hospital reimbursement which may take eight to twelve months to be established.

        We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of June 30, 2006, 134 of the 193 patients required have been enrolled for the second arm of U.S. Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of June 30, 2006, 28 of the 60 patients have been enrolled in a U.S. Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink System to treat patients with large aortic necks. Currently no commercial device is capable of treating aortic necks larger than 28 mm. We believe that approximately 10-15% of all potential patients are refused minimally invasive treatment due to anatomic considerations.

        We have experienced an operating loss for each of the last five years and expect to continue to incur annual operating losses through at least December 31, 2006. Our business is subject to a number of challenges inherent in a company with a single technology which was recently introduced on a commercial basis, such as the difficulty in predicting physician acceptance of our product and the difficulty of planning for the growth of our operations relative to the market demand for our product. Consequently, our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future.

Other Matters

Accounting Changes

        The Company began expensing the cost of stock based compensation on January 1, 2006, when it adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment” (FAS 123R). See Note 2 to the Condensed Consolidated Financial Statements for information regarding this accounting change.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

        Product Revenue. Product revenue increased 131% to $3.4 million in the three months ended June 30, 2006 from $1.5 million in the three months ended June 30, 2005. Domestic sales increased 209% to $2.8 million in the three months ended June 30, 2006 from $900,000 in the three months ended June 30, 2005. The increase in domestic sales was due to our investment in additional field sales personnel, and increased market acceptance of the Powerlink System.

        International sales increased 12% to $666,000 in the three months ended June 30, 2006 from $595,000 for the comparable period in the prior year. This increase is primarily due to higher sales to Edwards Lifesciences AG in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

        We expect that product revenue will continue to grow, both sequentially and compared to prior year periods, particularly in the U.S. market where we continue to develop and expand our direct sales force.

        License Revenue. License revenue decreased 28% to $49,000 for the three months ended June 30, 2006 from $67,000 for the three months ended June 30, 2005. We anticipate that license revenue will remain unchanged in 2006 as compared to comparable periods in 2005. The agreement with Guidant expires in 2008, unless terminated sooner, and provides for minimum annual royalties of $250,000.

        Cost of Product Revenue. The cost of product revenue increased 208% to $1.8 million in the three months ended June 30, 2006 from $584,000 in the three months ended June 30, 2005. Cost of product revenue increased due to the increase in volume of Powerlink System sales and because of an approximately $326,000 charge for a reserve to complete the final phase of our voluntary catheter recall. As a percentage of product revenue, cost of product revenue increased to 52% in the second quarter of 2006 from 39% in the same period of 2005. The percentage increase was partially offset by higher average selling prices for the Powerlink System in the U.S. commercial market. Average selling prices are higher to U.S. customers because we sell direct to hospitals, while international sales are made to distributors. Exclusive of the second quarter reserve effect, we expect the cost of product revenue as a percentage of product revenue to remain constant over the next quarter. By year end 2006 however, we expect this cost percentage to increase as we expect to recognize the higher cost of acquisition of a key component of the Powerlink System, which we purchase from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc and as we recognize additional costs associated with FAS 123(R).

        Research, Development and Clinical. Research, development and clinical expense increased 24% to $1.8 million in the three months ended June 30, 2006 as compared to $1.5 million for the three months ended June 30, 2005. The increase in the second quarter of 2006 was partially due to a $86,000 charge for stock options pursuant to the adoption of SFAS 123(R) at January 1, 2006.

        Also, we continue to conduct product research and development of our Powerlink System product line, and complementary technologies and we anticipate continuing enrollment in the suprarenal arm of the pivotal U.S. clinical trials throughout 2006. We began enrollment in a third arm of our pivotal U.S. clinical trials for study of a larger diameter cuff in the third quarter of 2005. We expect that research, development, and clinical expense will remain in the range of $1.5 million to $1.8 million per quarter during the remaining quarters of 2006.

        Marketing and Sales. Marketing and sales expense increased 84% to $3.2 million in the three months ended June 30, 2006 from $1.7 million in the three months ended June 30, 2005. The increase in the second quarter of 2006 resulted primarily from the expansion of our sales force and marketing expenditures to support the U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expense will increase over the remainder of 2006 and will be materially higher than the comparable periods of 2005 as we continue to increase the size of our direct sales force in the U.S. market. Additionally, the increase in the second quarter of 2006 was partially due to a $102,000 charge for stock options pursuant to the adoption of SFAS 123(R) at January 1, 2006.

        General and Administrative. General and administrative expense increased 68% to $1.3 million in the three months ended June 30, 2006, from $789,000 in the three months ended June 30, 2005. The increase in the second quarter of 2006 was partially due to a $169,000 charge for stock options pursuant to the adoption of SFAS 123(R) at January 1, 2006, as well as increases in headcount to support infrastructure growth, and recruiting fees. We expect general and administrative expense to remain approximately equal to the current level through 2006.

        Other Income. Other income increased 127% to $222,000 in the three months ended June 30, 2006, from $98,000 in the same period of 2005. The increase in other income was primarily increased interest income due to higher interest rates and higher invested cash balances in the 2006 period. We expect that interest income will increase in the second half of 2006 due to the investment of proceeds from the equity financing completed in June 2006.

Comparison of the Six Months Ended June 30, 2006 and 2005

        Product Revenue. Product revenue increased 115% to $6.1 million in the six months ended June 30, 2006 from $2.8 million in the six months ended June 30, 2005. Domestic sales increased 222% to $4.9 million in the six months ended June 30, 2006 from $1.5 million in the six months ended June 30, 2005. The increase in domestic sales was due to our investment in additional field sales personnel, and increased acceptance of the Powerlink System.

        International sales declined 8% to $1.2 million in the six months ended June 30, 2006 from $1.3 million for the comparable period in the prior year. This decrease is due to lower sales to European distributors during the first six months of 2006.

        License Revenue. License revenue decreased 16% to $107,000 for the six months ended June 30, 2006 from $127,000 for the six months ended June 30, 2005.

        Cost of Product Revenue. The cost of product revenue increased 138% to $2.9 million in the six months ended June 30, 2006 from $1.2 million in the six months ended June 30, 2005. Cost of product revenue increased due to the increase in volume of Powerlink System sales and because of a charge of $326,000 for a reserve to complete the final phase of our limited catheter recall. As a percentage of product revenue, cost of product revenue increased to 48% in the six months ended June 30, 2006 from 43% in the same period of 2005. The percentage increase was partially offset by higher average selling prices for the Powerlink System in the U.S. commercial market.

        Research, Development and Clinical. Research, development and clinical expense increased 24% to $3.5 million in the six months ended June 30, 2006 as compared to $2.8 million for the six months ended June 30, 2005. The increase was partially due to a $163,000 charge for stock options pursuant to the adoption of SFAS 123(R) at January 1, 2006.

        Marketing and Sales. Marketing and sales expense increased 86% to $5.8 million in the six months ended June 30, 2006 from $3.1 million in the six months ended June 30, 2005. The increase resulted primarily from the expansion of our sales force and sales support work force to support the ongoing U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. Additionally, the increase was partially due to a $180,000 charge for stock options pursuant to the adoption of SFAS 123(R) at January 1, 2006.

        General and Administrative. General and administrative expense increased 31% to $2.9 million in the six months ended June 30, 2006, from $2.2 million in the six months ended June 30, 2005. The increase was partially due to a $362,000 charge for stock options pursuant to the adoption of SFAS 123(R) at January 1, 2006. We expect the rate of general and administrative expense to remain approximately equal to the current level through 2006.

        Other Income. Other income increased 85% to $382,000 in the six months ended June 30, 2006, from $207,000 in the same period of 2005. The increase in other income was primarily increased interest income due to higher interest rates and higher invested cash balances in the 2006 period.

Liquidity and Capital Resources

        For the six months ended June 30, 2006, we incurred a net loss of $8.5 million. As of June 30, 2006, we had an accumulated deficit of $107.6 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In 2004 and 2005, we completed two private placements of our common stock, which resulted in aggregate net proceeds of $30.9 million.

        In April 2006, we filed a shelf registration statement with the Securities and Exchange Commission that would permit us to offer and sell from time to time up to a total of $50 million of common stock. In June 2006, the Company completed a sale of its common stock that resulted in gross proceeds of $20.0 million.

        At June 30, 2006, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $28.6 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2007. However, as noted above, we initiated our commercial launch of the Powerlink System in the United States after receiving FDA approval in October 2004. We expect to continue to incur substantial costs and cash outlays in 2006 to support Powerlink System research and development, and U.S. marketing of the Powerlink System. Given the difficulty of predicting future capital requirements, we may be required to seek additional financing to support our operations and the expanded commercial launch of the Powerlink System. We may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operations of our business and execution of our business strategy. In addition, any such financing, if completed, may dilute existing stockholders.

        We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:

o	continued market acceptance of the Powerlink System;
o	our ability to successfully expand our commercial launch of the Powerlink System;
o	the development of sales and marketing resources;
o	the success of our research and development programs for future products;
o	the clinical trial and regulatory approval process for future products;
o	the costs involved in intellectual property rights enforcement or litigation;
o	competitive factors;
o	viability of our sole manufacturing facility through unforeseen natural or other disaster;
o	reliance on sole-source supplier for key raw material; and
o	the establishment of collaborative relationships with other parties.

        As of June 30, 2006, inventory decreased 6% to $6.9 million from $7.4 million as of December 31, 2005. The decrease in raw materials to $2.5 million from $3.9 million was partially offset by the increase in work in process to $2.1 million from $1.4 million. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a three year shelf life.

        In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc. to purchase a key component for the Powerlink System. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of the agreement, we purchase certain unit quantities of the component, with defined annual quantity increases. During the six months ended June 30, 2006 and 2005, we purchased approximately $310,000 and $956,000 respectively, of such materials, toward fulfilling our 2006 and 2005 purchase commitments. We estimate that we will complete our 2006 commitment by purchasing an additional $3.1 million of the material. We are economically dependent on this vendor, which is the sole source for this key component.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our financial instruments include cash and short-term investment grade debt securities. At June 30, 2006 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at June 30, 2006.

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

Part II.

OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The annual meeting of stockholders was held on May 23, 2006. The following actions were taken at this meeting.

1.     In the election of directors, the following is a tabulation of the votes:

Name	For	Number of Shares Withheld	Broker Non Votes
Franklin D. Brown	30,042,423	1,979,564	--
Edward B. Diethtrich, M.D	30,816,212	1,205,775	--

2.     Ratification of the Company’s 2006 Employee Stock Purchase Plan:

For	Number of Shares Against	Number of Shares Withheld	Broker Non Votes
18,732,597	1,023,008	29,207	--

3.     Ratification of the Company’s 2006 Stock Incentive Plan:

For	Number of Shares Against	Number of Shares Withheld	Broker Non Votes
17,801,844	1,941,048	41,919	--

4.     To approve and adopt an amendment to the Company's Amended and Restated Certificate of Incorportion, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 60,000,000 and to increase the total number of authorized shares of the Company's capital stock from 55,000,000 to 65,000,000:

For	Number of Shares Against	Number of Shares Withheld	Broker Non Votes
18,547,829	1,198,875	38,107	--

Item 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC

Date: August 4, 2006	/s/ Paul McCormick _______________________________________________ Paul McCormick, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2006	/s/ Robert J. Krist _______________________________________________ Robert J. Krist, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350