Form 10-Q
period 2006-09-30
ENDOLOGIX INC /DE/
filed 2006-11-09
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☐ No ☑
On October 16, 2006, there were 42,639,187 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
September 30, 2006

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed consolidated balance sheets at September 30, 2006 and December 31, 2005	3

	Condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005	5

	Notes to condensed consolidated financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Exhibit Index		28
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.6.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,076	$8,191
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized gains (losses) of $1 and $(20)	8,900	8,959
Accounts receivable, net of allowance for doubtful accounts of $0 and $26	2,629	1,248
Other receivables	88	175
Inventories	7,331	7,372
Other current assets	690	576

Total current assets	34,214	27,021

Property and equipment, net	4,645	4,490
Marketable securities available-for-sale, including unrealized losses of $0 and $0	800	—
Goodwill	4,631	4,631
Intangibles, net	10,670	11,724
Other assets	78	78

Total assets	$55,038	$47,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,115	$4,501

Total current liabilities	3,115	4,501
Long term liabilities	1,188	1,236

Total liabilities	4,303	5,737

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 43,134,000 and 36,679,000 shares issued, respectively, and 42,639,000 and 36,184,000 shares outstanding, respectively	43	37

Additional paid-in capital	163,091	141,903
Accumulated deficit	(111,812)	(99,120)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Accumulated other comprehensive income	74	48

Total stockholders’ equity	50,735	42,207

Total liabilities and stockholders’ equity	$55,038	$47,944

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Product	$3,748	$2,135	$9,869	$4,983
License	53	66	160	194

Total revenue	3,801	2,201	10,029	5,177
Cost of product revenue	1,532	866	4,449	2,093

Gross profit	2,269	1,335	5,580	3,084

Operating expenses:
Research, development and clinical	1,628	1,513	5,145	4,346
Marketing and sales	4,023	2,588	9,773	5,680
General and administrative	1,167	1,114	4,093	3,344

Total operating expenses	6,818	5,215	19,011	13,370

Loss from operations	(4,549)	(3,880)	(13,431)	(10,286)

Other income:
Interest income	352	208	719	420
Other income	5	5	20	—

Total other income	357	213	739	420

Net loss	$(4,192)	$(3,667)	$(12,692)	$(9,866)

Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.32)	$(0.30)

Shares used in computing basic and diluted net loss per share	42,626	35,813	39,124	33,223

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,692)	$(9,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,708	1,225
Amortization of stock-based compensation	1,076	67
Change in:
Accounts receivable	(1,381)	(956)
Inventories	153	(3,347)
Other receivables and other assets	(27)	(145)
Accounts payable, accrued expenses and long term liabilities	(1,434)	1,249

Net cash used in operating activities	(12,597)	(11,773)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(11,159)	(10,733)
Sales of available-for-sale securities	10,441	15,714
Cash paid for property and equipment	(809)	(2,989)
Increase in restricted cash	—	(500)

Net cash (used in) provided by investing activities	(1,527)	1,492

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	18,753	15,497
Proceeds from sale of common stock under employee stock purchase plan	319	164
Proceeds from exercise of common stock options	934	95

Net cash provided by financing activities	20,006	15,756

Effect of exchange rate changes on cash and cash equivalents	3	(116)

Net increase in cash and cash equivalents	5,885	5,359
Cash and cash equivalents, beginning of period	8,191	4,831

Cash and cash equivalents, end of period	$14,076	$10,190

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three and nine-month period ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2006, the Company incurred a net loss of $12,692. As of September 30, 2006, the Company had an accumulated deficit of $111,812. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In April 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission that would permit from time to time, the Company to offer and sell up to a total of $50,000 of common stock. In June 2006, the Company completed a sale of its common stock that resulted in gross proceeds of $20,000.
At September 30, 2006, the Company had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $24,276. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink® System, will be sufficient to fund ongoing operations through at least December 31, 2007. However, if the Company does not realize its expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional financing to fund its operations.
In the event that the Company requires additional funding, it would attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current stockholders. If the Company were not able to raise additional funds, it would be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flows.
2. Stock-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment,” or FAS 123R. FAS 123R establishes the accounting required for share based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award. This compensation expense shall be included in the statement of operations over the requisite service

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
period. The provisions of FAS 123R apply to new stock options and stock options outstanding, but not yet vested on the effective date. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under Statement of Financial Accounting Standards No. 123, or FAS 123, “Accounting for Stock-Based Compensation,” but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by FAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.
FAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recorded in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. Share-based compensation expense recognized in the Company’s consolidated statements of operations in 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As share-based compensation expense recognized in the consolidated statement of operations for the first three quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required by FAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.
The Company elected to adopt FAS 123R using the modified prospective application approach which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense these amount in the statement of operations over the stock option’s remaining vesting period. Prior periods are not required to be restated. Prior to the effective date of FAS 123R the Company applied the disclosure-only provisions of FAS 123. In accordance with the provision of FAS 123, the Company applied Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock at date of grant.
The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including estimates of the expected period of time employees will retain their vested stock options before exercising them, the expected volatility of the Company’s common stock over the expected term, and the number of shares that are expected to be forfeited before they are vested. Application of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, significantly different results recognized in the consolidated statements of operations.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes valuation method:

Nine Months Ended
September 30,
2006
Expected Life (in years) (1)	5.5
Expected Volatility (2)	68.8%-77.3%
Risk Free Interest Rate (3)	4.6%-5.0%
Dividend Yield (4)	0.0%

1)	Estimated based on historical experience.

2)	Volatility based on historical experience over a period equivalent to the expected life in years.

3)	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4)	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.
Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), either incentive stock options or non-qualified options awards may be granted and under the 1997 Supplemental Stock Option Plan (the “1997 Plan” and together with the 1996 Plan and 2006 Plan, the “Plans”), non-qualified option awards may be granted. Under the Plans, options are granted at a price not less than 100% for incentive stock options and 85% for non-qualified stock options of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At September 30, 2006, there were approximately 1,920 shares of common stock available for future stock option grants.
The following table summarizes option activity for all plans during the first nine months of 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Life (Years)	Value

Outstanding at December 31, 2005	2,678	$4.53
Granted	1,126	3.75
Exercised	(316)	2.95
Forfeited	(166)	4.74
Expired	(6)	2.50

Outstanding at September 30, 2006	3,316	$4.41	7.73	$1,154

Exercisable at September 30, 2006	1,470	$4.48	5.99	$650

Vested or expected to vest	2,866	$4.44	7.49	$1,015

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
The weighted average fair value per option granted during the three months ended September 30, 2006 and 2005 was $2.54 and $3.29, respectively. During the nine months ended September 30, 2006 and 2005, the weighted average fair value per option granted was $2.53 and $3.56, respectively. These amounts were estimated using the Black-Scholes option pricing model with the assumptions listed above. The aggregate intrinsic value of stock options exercised, represented in the table above, was $1 and $1,347 for the three and nine months ended September 30, 2006, respectively. The stock options granted during the third quarter of 2006 were outstanding for only a portion of the period, and as such, the compensation expense recognized was only for the period that the options were outstanding. As of September 30, 2006 there was $4,109 of total unrecognized compensation cost related to approximately 1,944 non-vested outstanding stock options, with a per share weighted average fair value of $2.11. The unrecognized expense is anticipated to be recognized over a weighted average period of 3.1 years.
Expense recorded pursuant to FAS 123R during was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
General and Administrative	$123	$485
Marketing and Sales	124	304
Research, Development, and Clinical	92	255
Cost of Sales	4	35

	$343	$1,079
In addition, the Company has $112 of stock based compensation capitalized in inventory as of September 30, 2006.
Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net loss, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown for the three and nine months ended September 30, 2005, as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

Three Months
Ended
September 30,
2005
Net loss
as reported	$(3,667)
Pro forma fair value expense	(648)

Pro forma net loss	$(4,315)

Earnings per share:
Basic and diluted-as reported	$(0.10)
Basic and diluted-pro forma	$(0.12)

Nine Months
Ended
September 30,
2005
Net loss
as reported	$(9,866)
Pro forma fair value expense	(1,514)

Pro forma net loss	$(11,380)

Earnings per share:
Basic and diluted-as reported	$(0.30)
Basic and diluted-pro forma	$(0.34)
The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123R and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25,” or FIN 28. The Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value until the options vest.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
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
There were no Performance Units granted during the three and nine month periods ended September 30, 2006. The Company granted a total of 0 and 180 Performance Units at a weighted average Base Value per unit of $0 and $3.33, during the three and nine months ended September 30, 2005. The total accrued compensation expense as of September 30, 2006 was $286, at which time there were an aggregate of 273 Performance Units outstanding. The total accrued compensation expense as of December 31, 2005, was $923 and there were 363 total Performance Units outstanding. The Company recorded a reduction of expense totalling $98 and $467 for the three months and nine months ended September 30, 2006, respectively, and a reduction of expense of $233 and $171 for the three months and nine months ended September 30, 2005, respectively, in accordance with FIN 28. During the three months and nine months ended September 30, 2006, 10 and 48 Performance Units were exercised resulting in a payout of $2 and $168, respectively. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.
3. Net Income (Loss) Per Share
Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and nine month periods ended September 30, 2006 and the three and nine month periods ended September 30, 2005 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive. If anti-dilutive stock options were included for the three months ended September 30, 2006 and 2005, the number of shares used to compute diluted net loss per share would have been increased by approximately 210 shares and 458 shares, respectively. In addition, options to purchase 2,140 shares and 1,068 shares, respectively, with an exercise price above the average market price for the three months ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.
If anti-dilutive stock options were included for the nine months ended September 30, 2006 and 2005, the number of shares used to compute diluted net loss per share would have been increased by approximately 320 shares and 551 shares, respectively. In addition, options to purchase 1,662 shares and 722 shares, respectively, with an exercise price above the average market price for the nine

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
months ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.
4. Restricted Cash Equivalents
The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At September 30, 2006, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.
5. Marketable Securities Available-For-Sale
The Company accounts for its investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The cost of securities sold is based on the specific identification method. During the three and nine month periods ended September 30, 2006 and 2005, the Company had no realized gains or losses.
The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. As of September 30, 2006, $8,600 and $1,100 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively. As of December 31, 2005, $3,490 and $5,469 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	September 30, 2006			December 31, 2005
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain	Value	Cost	Loss	Value
U.S. Treasury and other agencies debt securities	$0	$0	$0	$5,573	$(14)	$5,559
Corporate debt securities	9,699	1	9,700	3,406	(6)	3,400

	$9,699	$1	$9,700	$8,979	$(20)	$8,959

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
6. Inventories
Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$1,421	$3,885
Work-in-process	2,896	1,361
Finished goods	3,014	2,126

	$7,331	$7,372

Inventory reserves, primarily associated with the voluntary catheter recall, were $36 and $426 as of September 30, 2006 and December 31, 2005, respectively.
7. License Revenue
In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. In April 2006, Abbot Laboratories acquired Guidant’s vascular business. This acquisition included all rights under licenses. The Company receives royalty payments based upon the sale of products using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the three months ended September 30, 2006 and 2005, the Company recorded $53 and $66, respectively, in license revenue due on product sales by Guidant or Abbott Laboratories. During the nine months ended September 30, 2006 and 2005, the Company recorded $160 and $194, respectively, in license revenue due on product sales by Guidant or Abbott Laboratories.
8. Product Revenue by Geographic Region
The Company had product sales, based on the locations of the customer, by region as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
United States	$3,376	$1,581	$8,269	$3,099
Netherlands	258	538	1,136	1,807
Other	114	16	464	77

	$3,748	$2,135	$9,869	$4,983

Product sales to the Netherlands are to a distributor which sells into selected European markets.
9. Concentrations of Credit Risk and Significant Customers
During the three months ended September 30, 2006, no single customer accounted for more than 10% of total revenues. During the nine months ended September 30, 2006, revenue from Edwards Lifesciences AG was $1,136, which represented 11% of total revenues. During the three and nine months ended September 30, 2005, revenues from Edwards Lifesciences AG were $467 and $1,341, which represented 21% and 26% of total revenues, respectively. No other single customer in the three month and nine month periods ended September 30, 2006 or 2005 accounted for more than 10% of total revenues.
As of September 30, 2006 and December 31, 2005, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
10. Comprehensive Loss
The Company’s comprehensive loss included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net loss	$(4,192)	$(3,667)	$(12,692)	$(9,866)
Unrealized holding gain/(loss) arising during the period, net	9	(6)	23	14
Foreign currency translation adjustment	(9)	(79)	3	(116)

Comprehensive loss	$(4,192)	$(3,752)	$(12,666)	$(9,968)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
11. Intangible Assets and Goodwill
The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	September 30, 2006	December 31, 2005
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(6,088)	(5,034)

	7,962	9,016

Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$10,670	$11,724

Goodwill, (Indefinite life)	$4,631	$4,631

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2006 and will continue to test for impairment annually as of June 30 for each subsequent year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The Company recognized amortization expense on intangible assets of $351 and $351 during the three months ended September 30, 2006 and 2005, respectively. The Company recognized amortization expense on intangible assets of $1,054 and $1,054 during the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense for the remainder of 2006 and the five succeeding fiscal years is as follows:

2006	$351
2007	$1,405
2008	$1,405
2009	$1,405
2010	$1,405
2011	$1,405

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
12. Commitments and Contingencies
Sole-Source, Related-Party Supplier Agreement
     In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc. to purchase a key component for its Powerlink System. The agreement expires in December 2007 and then automatically renews for additional one year periods, unless a party provides notice not to renew at least thirty days prior to the renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements were reduced and the Company must purchase a certain dollar value of the component for the year, as opposed to quantity of units, for the remaining term of the agreement.
     Under the terms of the second amendment, the Company must purchase a minimum of $2,500 of material in 2006 and $2,875 of material in 2007. During the three months and nine months ended September 30, 2006, the Company purchased approximately $366 and $646, respectively, of such materials toward fulfilling its 2006 purchase commitments. The Company will complete its 2006 commitment by purchasing an additional $1,854 of the material. The Company is economically dependent on this vendor, which is the sole source for this key component.
Legal Matters
     A state court product liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. Compensatory damages together with interest, costs and disbursements are sought. Punitive damages are not sought. The Company maintains insurance for compensatory damages for claims of this nature. The Company is contesting the case vigorously. The parties are currently engaged in oral discovery. At the present stage of this matter, management is unable to estimate possible minimum or maximum amounts of loss contingencies, direct or indirect, in regard to this lawsuit. The Company views the prospect of an unfavorable outcome as not probable at this time; accordingly, the Company has not accrued a loss contingency as of September 30, 2006.
     The Company is a party to ordinary disputes arising in the normal course of business. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT AND NUMBER OF YEARS)
(Unaudited)
     13. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157.
     In July 2006, the Financial Accounting Standards Board issued Interpretation Number 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our sole technology, the Powerlink® System, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, including but not limited to those factors discussed in “Item 1A. Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to update information contained in any forward-looking statement.
Overview
Organizational History
     We were formed in 1992 as Cardiovascular Dynamics, Inc., and our common stock began trading publicly in 1996. The current Endologix, Inc. resulted from the May 2002 acquisition of all of the capital stock of a private company, Endologix, Inc., which we refer to herein as the former Endologix, and the subsequent change of our company name from Radiance Medical Systems, Inc. to Endologix, Inc.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
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
     In 2005, the Japanese Ministry of Health notified us that although they believed the clinical results of the PowerWeb study were good, the structure of the clinical trial was such that they would not grant Shonin Approval for the PowerWeb System. They requested that we submit the data on the FDA-approved Powerlink System and that we would be able to utilize the clinical results from the PowerWeb trial as supplementary data. This permitted us to submit our Powerlink System data for Shonin approval without the need for an additional clinical trial, and upon approval will permit us to have a single technology platform for Europe, the U.S. and Japan. We estimate that we will receive Shonin approval by the end of 2006. Following Shonin approval and the establishment of hospital reimbursement, which we expect to be in place by the second half of 2007, we will commence commercial distribution.
     We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of September 30, 2006, 144 of the 193 patients required have been enrolled for the second arm of a U.S. Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of September 30, 2006, 39 of the 60 patients have been enrolled in a U.S. Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink System to treat patients with large aortic necks. We believe that approximately 10-15% of all potential patients are refused minimally invasive treatment due to anatomic considerations.
     We have experienced an operating loss for each of the last five years and expect to continue to incur operating losses for at least the next twelve months. Our business is subject to a number of challenges inherent in a company with a single technology which was recently introduced on a commercial basis, such as the difficulty in predicting physician acceptance of our product and the difficulty of planning for the growth of our operations relative to the market demand for our product. Consequently, our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future.
Other Matters
Accounting Changes
     We began expensing the cost of stock based compensation on January 1, 2006, when it adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment,” or FAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for information regarding this accounting change.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
Results of Operations
Comparison of the Three Months Ended September 30, 2006 and 2005
     Product Revenue. Product revenue increased 76% to $3.7 million in the three months ended September 30, 2006 from $2.1 million in the three months ended September 30, 2005. Domestic sales increased 114% to $3.4 million in the three months ended September 30, 2006 from $1.6 million in the three months ended September 30, 2005. The increase in domestic sales was due to our investment in additional field sales personnel, and increased market acceptance of the Powerlink System.
     International sales decreased 33% to $372,000 in the three months ended September 30, 2006 from $554,000 for the comparable period in the prior year. This decrease is primarily due to lower sales to Edwards Lifesciences AG in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Edwards Lifesciences AG has informed us that they will not renew our distribution agreement beyond its current expiration at December 31, 2006, other than to assist us and their hospital customers in a transition to a new arrangement for supplying the Powerlink System in these territories.
     We expect that product revenue will continue to grow, both sequentially and compared to prior year periods, particularly in the U.S. market where we continue to develop and expand our direct sales force.
     License Revenue. License revenue decreased 20% to $53,000 for the three months ended September 30, 2006 from $66,000 for the three months ended September 30, 2005. We anticipate that license revenue will remain approximately unchanged in 2006 as compared to comparable periods in 2005. The agreement with Guidant, which was assumed by Abbott Laboratories in connection with its acquisition of Guidant’s vascular business, expires in 2008, unless terminated sooner, and provides for minimum annual royalties of $250,000.
     Cost of Product Revenue. The cost of product revenue increased 77% to $1.5 million in the three months ended September 30, 2006 from $866,000 in the three months ended September 30, 2005. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue remained relatively consistent at 41% in the third quarter of 2006 as compared to 42% in the same period of 2005. The percentage decrease was primarily due to higher average selling prices for the Powerlink System in the U.S. commercial market. Average selling prices are higher to U.S. customers because we sell direct to hospitals, while international sales are made to distributors. By year end 2006, however, we expect this cost percentage to increase as we expect to recognize the higher cost of acquisition of a key component of the Powerlink System, which we purchase from Bard Peripheral Vascular, Inc., or BPVI, a subsidiary of C.R. Bard, Inc. and as we recognize additional costs associated with FAS 123(R).
     Research, Development and Clinical. Research, development and clinical expense increased 8% to $1.6 million in the three months ended September 30, 2006 as compared to $1.5 million for the three months ended September 30, 2005. The increase in the third quarter of 2006 was primarily due to a $92,000 charge for stock compensation expense pursuant to the adoption of SFAS 123(R) at January 1, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     Also, we continue to conduct product research and development of our Powerlink System product line and complementary technologies, and we anticipate continuing enrollment in the suprarenal arm of the pivotal U.S. clinical trials throughout 2006. We began enrollment in a third arm of our pivotal U.S. clinical trials for study of a larger diameter cuff in the third quarter of 2005. We expect that research, development, and clinical expense will remain in the range of $1.6 million to $1.8 million during the remaining quarter of 2006.
     Marketing and Sales. Marketing and sales expense increased 55% to $4.0 million in the three months ended September 30, 2006 from $2.6 million in the three months ended September 30, 2005. The increase in the third quarter of 2006 resulted primarily from the expansion of our sales force and marketing expenditures to support the U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. We anticipate that marketing and sales expense will increase over the remainder of 2006 and will be materially higher than the comparable periods of 2005 as we continue to increase the size of our direct sales force in the U.S. market. Additionally, the increase in the third quarter of 2006 was partially due to a $124,000 charge for stock compensation expense pursuant to the adoption of SFAS 123(R) at January 1, 2006.
     General and Administrative. General and administrative expense increased 5% to $1.2 million in the three months ended September 30, 2006, from $1.1 million in the three months ended September 30, 2005. The increase in the third quarter of 2006 was due to a $123,000 charge for stock compensation expense pursuant to the adoption of SFAS 123(R) at January 1, 2006, partially offset by a decrease in consulting fees. We expect general and administrative expense to increase to the $1.3 million to $1.5 million range in the next two quarters as the majority of costs related to compliance with Section 404 of the Sarbanes-Oxley Act is incurred during these periods.
     Other Income. Other income increased 68% to $357,000 in the three months ended September 30, 2006, from $213,000 in the same period of 2005. The increase in other income was generated primarily from interest income resulting from higher interest rates and higher invested cash balances in the 2006 period. We expect that interest income will decline in upcoming quarters as the level of invested cash decreases.
     Comparison of the Nine Months Ended September 30, 2006 and 2005
     Product Revenue. Product revenue increased 98% to $9.9 million in the nine months ended September 30, 2006 from $5.0 million in the nine months ended September 30, 2005. Domestic sales increased 167% to $8.3 million in the nine months ended September 30, 2006 from $3.1 million in the nine months ended September 30, 2005. The increase in domestic sales was due to our investment in additional field sales personnel, and increased acceptance of the Powerlink System.
     International sales declined 15% to $1.6 million in the nine months ended September 30, 2006 from $1.8 million for the comparable period in the prior year. This decrease is due to lower sales to European distributors during the first nine months of 2006.
     License Revenue. License revenue decreased 18% to $160,000 for the nine months ended September 30, 2006 from $194,000 for the nine months ended September 30, 2005. The agreement with Guidant, which was assumed by Abbott Laboratories, expires in 2008, unless terminated sooner, and provides for minimum annual royalties of $250,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     Cost of Product Revenue. The cost of product revenue increased 113% to $4.4 million in the nine months ended September 30, 2006 from $2.1 million in the nine months ended September 30, 2005. Cost of product revenue increased due to the increase in volume of Powerlink System sales and because of a charge of $326,000 for a reserve to complete the final phase of our limited catheter recall. As a percentage of product revenue, cost of product revenue increased to 45% in the nine months ended September 30, 2006 from 42% in the same period of 2005. The percentage increase was partially offset by higher average selling prices for the Powerlink System in the U.S. commercial market.
     Research, Development and Clinical. Research, development and clinical expense increased 18% to $5.1 million in the nine months ended September 30, 2006 as compared to $4.3 million for the nine months ended September 30, 2005. The increase primarily resulted from continued product research and development of our Powerlink System product line and complimentary technologies, and continued enrollment in the suprarenal arm of the pivotal U.S. clinical trials. A $255,000 charge for stock compensation expense pursuant to the adoption of SFAS 123(R) at January 1, 2006, also contributed to the increase.
     Marketing and Sales. Marketing and sales expense increased 72% to $9.8 million in the nine months ended September 30, 2006 from $5.7 million in the nine months ended September 30, 2005. The increase resulted primarily from the expansion of our sales force and sales support work force to support the ongoing U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses. Additionally, the increase was partially due to a $304,000 charge for stock compensation expense pursuant to the adoption of SFAS 123(R) at January 1, 2006.
     General and Administrative. General and administrative expense increased 22% to $4.1 million in the nine months ended September 30, 2006, from $3.3 million in the nine months ended September 30, 2005. The increase was partially due to a $485,000 charge for stock compensation expense pursuant to the adoption of SFAS 123(R) at January 1, 2006, as well as increases in headcount to support infrastructure growth, and recruiting fees.
     Other Income. Other income increased 76% to $739,000 in the nine months ended September 30, 2006, from $420,000 in the same period of 2005. The increase in other income related primarily to increased interest income due to higher interest rates and higher invested cash balances in the 2006 period.
Liquidity and Capital Resources
     For the nine months ended September 30, 2006, we incurred a net loss of $12.7 million. As of September 30, 2006, we had an accumulated deficit of $111.8 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In 2004 and 2005, we completed two private placements of our common stock, which resulted in aggregate net proceeds of $30.9 million.
     In April 2006, we filed a shelf registration statement with the Securities and Exchange Commission that permits us to offer and sell from time to time up to a total of $50.0 million of our common stock. In June 2006, we completed a registered direct public offering of our common stock that resulted in gross proceeds to us of $20.0 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     At September 30, 2006, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $24.3 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System, will be sufficient to meet anticipated cash needs for operating and capital expenditures until Endologix becomes cash flow positive. However, we expect to continue to incur substantial costs and cash outlays in the remainder of 2006 and 2007 to support our operations, and U.S. marketing of the Powerlink System. In the event that our revenues are less than anticipated, our expenses are greater than anticipated, or both, we may be required to seek additional financing to support our operations and the expanded commercial launch of the Powerlink System. We may not be able to obtain such financing on reasonable terms or at all, which would adversely affect the operation of our business and execution of our business strategy. In addition, any such financing, if completed, may dilute existing stockholders.
     We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:
•	continued market acceptance of the Powerlink System;

•	our ability to successfully expand our commercial launch of the Powerlink System;

•	the development of sales and marketing resources;

•	the success of our research and development programs for future products;

•	the clinical trial and regulatory approval processes for future products;

•	the costs involved in intellectual property rights enforcement or litigation;

•	the level of hospital reimbursement for ELG procedures and other competitive factors;

•	viability of our sole manufacturing facility through unforeseen natural or other disasters;

•	reliance on a sole-source supplier for a key raw material; and

•	the establishment of collaborative relationships with other parties.
     As of September 30, 2006, inventory decreased 1% to $7.3 million from $7.4 million as of December 31, 2005. The decrease in raw materials to $1.4 million from $3.9 million was partially offset by the increase in work in process to $2.9 million from $1.4 million. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a three year shelf life.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     In February 1999, the former Endologix entered into a supply agreement with BPVI to purchase a key component for the Powerlink System. The supply agreement expires in December 2007 and then automatically renews for additional one year periods, unless either party provides notice not to renew at least thirty days prior to the renewal period. The supply agreement was amended for a second time on September 8, 2006. Under the terms of the second amendment, the minimum purchase requirements for 2006 and 2007 were reduced and we will purchase a minimum dollar value of components, as opposed to quantity of components, for the remainder of the term. Our minimum purchase commitment for 2006 is $2.5 million and for 2007 is $2.9 million. During the nine months ended September 30, 2006 and 2005, we purchased approximately $646,000 and $1.9 million, respectively, of such components, toward fulfilling our 2006 and 2005 purchase commitments, respectively. We will complete our 2006 commitment by purchasing an additional $1.9 million of components prior to December 31, 2006. We are economically dependent on this vendor, which is the sole source for this key component.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our financial instruments include cash, short-term and long-term investment grade debt securities. At September 30, 2006, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at September 30, 2006.
Item 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.
OTHER INFORMATION
Item 5. OTHER INFORMATION
     On September 8, 2006, we entered into a second amendment to the supply agreement dated February 12, 1999 between us and BPVI, which we refer to herein as the Amendment. Pursuant to the terms and conditions of the supply agreement, we purchase certain components from BVPI for use in our products. The Amendment amends the supply agreement by establishing minimum component purchase requirements for the remainder of 2006 and 2007 based upon a specified dollar amount of components. Prior to the Amendment, the minimum component purchase requirements set forth in the supply agreement were based upon units of components.
     The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 10.6.2 and incorporated herein by reference.
Item 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit 10.1	Form of Stock Option Agreement under the 2006 Stock Incentive Plan.

Exhibit 10.2	Form of Restricted Stock Award Agreement under the 2006 Stock Incentive Plan.

Exhibit 10.6.2	Second Amendment to Supply Agreement, dated September 8, 2006, between Endologix, Inc. and Bard Peripheral Vascular, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: November 9, 2006	/s/ Paul McCormick
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	/s/ Robert J. Krist
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit 10.1	Form of Stock Option Agreement under the 2006 Stock Incentive Plan.

Exhibit 10.2	Form of Restricted Stock Award Agreement under the 2006 Stock Incentive Plan.

Exhibit 10.6.2	Second Amendment to Supply Agreement, dated September 8, 2006, between Endologix, Inc. and Bard Peripheral Vascular, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.