Form 10-K
period 2006-12-31
ENDOLOGIX INC /DE/
filed 2007-03-12
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                      to                     .
Commission file number: 000-28440
Endologix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
11 Studebaker, Irvine, California 92618
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (949) 595-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☑
     As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $150,802,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market for June 30, 2006, the last trading date of the Registrant’s second fiscal quarter).
     On February 16, 2007, approximately 43,207,360 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2007.

ENDOLOGIX, INC.
ANNUAL REPORT ON
Form 10-K
For the Fiscal Year Ended December 31, 2006

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:
•	market acceptance of our Powerlink® System;

•	our ability to effectively manage our anticipated growth;

•	our ability to protect our intellectual property rights and proprietary technology;

•	research and development of our products;

•	development and management of our business and anticipated trends of our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to effectively compete;

•	general economic and business conditions; and

•	other risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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
      Market Opportunity
     In the United States alone, an estimated 1.5 million people have an AAA, and yet there are only about 200,000 new diagnoses each year. Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Approximately 75% of AAA patients do not have symptoms at the time of their initial diagnosis, and AAAs generally are discovered inadvertently during procedures to diagnose unrelated medical conditions. Once an AAA develops, it continues to enlarge and if left untreated, becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured aneurysms is approximately 75%.
     Patients diagnosed with an AAA larger than five centimeters can be classified into one of three categories: those patients opting for elective surgery, patients who refuse surgery due to the clinical risks of an open procedure, and those who are considered at high risk for an open procedure. These high-risk patients and those refusing surgery will populate the initial patient pool for less invasive techniques. We believe that ELGs could be applied to as many as 60%-70% of the approximately 40,000 surgeries performed in the United States each year.
     We estimate that this year, of those patients diagnosed with AAA, approximately 30,000 undergo conventional open surgery, 30,000 will be treated with a commercially available ELG, and the remainder will remain under “watchful waiting.”
     AAAs generally are more prevalent in people over the age of 65 and are more common in men than in women. In addition to the current pool of potential patients, we expect that the number of persons seeking treatment for their condition will increase based on demographic factors. In 2006, the age 65 and over population in the United States numbered approximately 36.8 million, or 12.7% of the total population, and is expected to be 39.7 million by 2010. It is growing at a higher rate than the overall United States population.
     We believe that the market opportunity outside of the United States for these technologies is estimated to be equal in size to that in the United States.
      Our Strategy
     Our objective is to become a premier supplier of endovascular surgery products that repair diseased or damaged vascular structures as an alternative to open surgery. As part of our core strategy, we intend to:
•	Demonstrate a Significant Technology Advantage. Our strategy has been to develop technology that addresses the limitations of the early generation devices, and execute clinical studies to substantiate the superiority of the technology. Being “first to market” has not been an advantage in the AAA market thus far, as other devices approved for marketing in the United States have undergone post-approval recalls and/or temporary sales suspensions.

•	Execute a Global Marketing Strategy and Address Key Markets. We have obtained the right to affix the CE Mark, and utilize distributors in markets outside the United States. We have sought to limit our capital commitments by establishing sales through distributors due to limitations on the size of the market, average sales price and device reimbursement in Europe.

•	Continue to Develop Core Competencies and Develop Synergistic Collaborations. We believe we have demonstrated core competencies in developing catheter-based solutions that address a large unmet clinical need that we identified after close consultation with key physicians. Our focus at this time is the aortic aneurysm. In the future, we may develop additional devices to expand the application of our core competencies.

      Our Products
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
     Powerlink System Products
     Variations in patient anatomies require an adaptive technology. We designed our Powerlink System, with multiple aortic cuffs, limb extensions, bifurcated main body lengths and diameters to simplify procedures, improve clinical results, and drive product adoption by offering physicians a full line of products that are adaptable for treatment of the majority of patients with AAA disease.

     Powerlink Infrarenal Bifurcated Systems. The Powerlink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The infrarenal device is made of a cobalt chromium alloy cage covered by thin-walled ePTFE for placement below the renal arteries. The self-expanding cage permits the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device making it easier for hospital purchasing patterns. We obtained the CE Mark for this product in Europe in August 1999, and obtained United States Food and Drug Administration, or FDA, pre-marketing approval in October 2004. We commenced commercial sales in the United States in December 2004 and executed a focused United States launch throughout 2005. In 2006, we accelerated the launch with the addition of twenty-one sales representatives, three regional managers and one national manager.
     Powerlink Suprarenal Bifurcated System. The Powerlink Suprarenal Bifurcated System is similar to the infrarenal device, except that the wire stent in the suprarenal device is extended above the graft material to allow the physician to anchor the top of the device above the renal arteries without obstructing them. The suprarenal device is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 32 millimeters in diameter. The suprarenal model has a segment of uncovered stent at the proximal end that permits the operator to place the device more proximally, over the opening of the renal arteries in patients with short or angulated aortic necks. The uncovered stent permits continuous blood flow to the renal arteries, thereby mitigating the risk of kidney complications. We obtained the CE Mark for this product in Europe in August 1999, and are currently enrolling patients in an arm of a Phase II pivotal trial in the United States.
     Powerlink Aortic Cuffs and Limb Extensions. The Powerlink Aortic Cuffs and Limb Extensions permit the physician to treat a greater number of patients. Aortic cuffs are available in 25, 28 and 34 millimeters in diameter and multiple lengths. They also are available in the infrarenal or suprarenal configurations. Limb extensions are 20 millimeters and 16 millimeters in diameter with various lengths, allowing the physician to customize the technology to a given individual. We have obtained the CE Mark for these products in Europe in October 1999 (Limb Extensions), December 1999 (25/28 Cuffs) and May 2002 (34 Cuff). We obtained United States FDA marketing approval in October 2004 for the 25 and 28 millimeter infrarenal cuffs, and the 20 and 16 millimeter limb extensions.
      Clinical Trials
     Powerlink Systems
     As of February 14, 2007, 146 of the 193 patients required have been enrolled for the second arm of United States Pivotal Phase II clinical trial for the suprarenal Powerlink System.
     As of February 14, 2007, 50 of the 60 patients have been enrolled in a United States Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink to treat patients with large aortic necks. Currently only one commercial device is capable of treating aortic necks larger than 28 mm. We believe that approximately 10-15% of all potential patients are refused minimally invasive treatment due to anatomic considerations.
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
The patients age range was 40 to 89 years, with a mean age range of 70 to 79 years. The effectiveness of the PowerWeb System was measured based on whether there was a persistent endoleak, device migration, device damage, or change in aneurysm sac shape over a 6 month follow period. Only 2.9% of all patients and 1.7% of patients implanted with bifurcated devices experienced these problems. Safety of the PowerWeb System was based on adverse events, which occurred in 22 patients after treatment, of which five were device related. The total safety evaluation ratings demonstrated that 68 patients (98.5%) were treated safely. Trial results showed a combined rating of effectiveness and safety for 66 patients (95.6%) and the clinicians recommended approval of the PowerWeb System as a low invasive medical device for aneurysms.
      Marketing and Sales
     Powerlink System
     United States. We began a focused launch of the Powerlink System in the United States with six sales representatives and two clinical specialists in late 2004. We have expanded our domestic sales force to forty-four sales representatives, eight regional managers, and one national manager as of December 31, 2006. The primary customer and decision maker for these devices in the United States is the vascular surgeon. The market is fairly concentrated with estimates of 1,000 to 1,500 potential general and vascular surgeons, and a limited number of interventional cardiologists and radiologists, in approximately 1,000 hospitals.
     Europe. The market for ELGs in Europe is influenced by vascular surgeons, interventional radiologists and, to a lesser extent, interventional cardiologists who perform catheter directed treatment of AAA. The European market is less concentrated than the domestic market. We have obtained the right to affix the CE Mark to our family of Powerlink products. Europe represents a smaller market opportunity due to capitated hospital budgets and a selling price that is typically less than in the United States. We currently sell our devices through LeMaitre Vascular as well as other exclusive independent distributors, supported by a direct regional manager based in Europe. We will participate in and share the costs of attending key cardiovascular conferences in Europe. We expect to continue to interface with key opinion leaders in Europe
     Japan. In 2005, per request of the Japanese Ministry of Health, we submitted data on the FDA approved Powerlink System. This permits us to submit Powerlink data for Shonin approval without the need for additional clinical trials, and upon approval will permit the Company to have a single technology platform for Europe, the United States, and Japan. We estimate that it will receive Shonin approval in the second quarter of 2007.
     Rest of World, excluding Japan. We have obtained marketing approval in a number of countries, including China, Australia, Argentina, and South Africa and have initial clinical experience in each of these locales.
     Legacy Products
     In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting a 10 year license to manufacture and distribute stent delivery products using our Focus technology. The original territory for the license was the United States and Canada, but has expanded with the expiration of distribution relations in other countries. If for any calendar year, after timely written notice by us to Guidant of a shortfall in royalty payments below the annual minimum royalty required, they elect not to pay us at least the minimum royalty, we can cancel the agreement. Also, as Guidant has paid to date the aggregate payment amount required under the contract, they can at any time, with or without cause, terminate the agreement upon thirty days notice. We are entitled to receive royalties on Guidant’s sales. In the year ended December 31, 2006, we recorded $250,000 in royalties. We anticipate that royalties from Guidant will remain at approximately this level through the remaining term of the agreement, which expires in 2008.
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

     In February 1999, we entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc for the supply of ePTFE. The supply agreement expires in December 2007, at which time it automatically renews on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements under the supply agreement were reduced and we must purchase a specified annual dollar value of the component, as opposed to a quantity of units, for the remaining term of the agreement.
      Patents and Proprietary Information
     We have an aggressive program to develop intellectual property in the United States, Europe and Asia. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 17 United States patents issued, covering 361 claims, and twelve pending United States patent applications. Our current AAA related patents begin expiring in 2017 and the last patent expires in 2019. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.
     In addition to our AAA intellectual property, we own or have the rights to 38 issued United States patents, one issued European patent, and one Japanese patent relating to intravascular radiation, stents, and various catheter technologies. The non-AAA patents begin expiring in 2012 and the last patent expires in 2018. Our technology license to Guidant is supported by seven United States patents and one Japanese patent. These patents begin expiring in 2014 and the last patent expires in 2016.
     Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships. We also require employees, consultants and advisors who may work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business.
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
Anatomical fixation
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
     Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing AAA include deliverability, safety, efficacy, ease of use, reliability, service and price. We also believe that physician relationships, especially relationships with leaders in the interventional cardiology community are important competitive factors.
      Third-Party Reimbursement
     In the United States, medical institutions are the primary purchasers of our products. Medical institutions then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the healthcare services and products provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group established by the United States Centers for Medicare and Medicaid Services, or CMS. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure.
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

     In October 2000, the CMS issued a guideline regarding the proper coding of our procedures for billing purposes. CMS instructed that code 39.71, for endovascular graft repair of aneurysm, be utilized. For purposes of hospital reimbursement, the majority of patients using the Powerlink System device will be classified under DRG 110, Major Cardiovascular Procedures with Complication/ Co morbidity. In the latest data published by CMS, the national average reimbursement for DRG 110, which includes hospital costs, exceeded $23,000. In Europe, reimbursement for the procedure, including the device, typically comes from the hospital’s general fund and is usually from about half to three-quarters of the reimbursement available in the United States.
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
     Upon obtaining the Shonin in Japan, equivalent to FDA approval of a PMA application in the United States, we believe that the level of reimbursement in Japan will approximate that of the United States.
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
      Government Regulation
     The manufacturing and marketing of our products are subject to extensive and rigorous government regulation in the United States and in other countries. Prior to commercialization, new products must meet rigorous governmental agency requirements for pre-clinical and clinical testing and patient follow-up. Federal regulations control the ongoing safety, efficacy, manufacture, storage, labeling, record-keeping, and marketing of all medical devices. We cannot sell or market our products without United States or foreign government regulatory approvals.
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
     FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with Quality System Records (“QSR”) regulations. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. The Medical Device Reporting laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications.
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
      Employees
     As of December 31, 2006, we had 164 employees, including 68 in manufacturing, 13 in research and development, 8 in clinical affairs, 61 in sales, marketing and customer service and 14 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.
      Research and Development
     We spent $6.8 million in 2006, $5.8 million in 2005, and $6.2 million in 2004, on research and development, including clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic aneurysms. To achieve the dynamics required to rapidly implement these projects, our research and development is structured into three main development areas: New Product Development, Current Product Enhancements and Process Improvements. The objective is to bring a specific focus to each critical area of development and to facilitate multiple projects on parallel paths.

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
      Our success depends on the growth in the number of AAA patients treated with endovascular devices.
     Of the estimated 1.5 million people with AAA in the United States, only about 200,000 new diagnoses are made each year, and of that amount only about 30,000 are treated with an endovascular device. Our success with our Powerlink System will depend on increasing percentage of patients with AAA being diagnosed at earlier stages and an increasing percentage of those receiving endovascular, as opposed to open surgical procedures. Initiatives to increase screening for AAA are underway but are out of our control and such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA, at an earlier stage, will negatively impact sales of the Powerlink System.
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
     While we have committed, and intend to continue to commit substantial resources to our marketing efforts, our competitors have superior resources to market and promote their endovascular stent graft products. The most prominent devices that pose a competitive challenge to us include:
•	Medtronic’s AneuRx, W.L. Gore’s Excluder, and Cook’s Zenith AAA system, which are available both in the United States and Europe;

•	other AAA graft Systems by Medtronic, Lombard Medical and Terumo, which currently have more limited availability; and,

•	other technologies in various phases of development, including pharmaceutical solutions.

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
     In addition, we believe that many of the purchasers and potential purchasers of our competitors’ products prefer to purchase medical devices from a single source. Accordingly, our competitors may have an advantage over us because of their size and range of product offerings. Any failure of our Powerlink System to achieve clinical and commercial acceptance over our competitors’ products will harm our business.
If our products or processes infringe upon the intellectual property of third parties, the sale of our products may be challenged and we may have to defend costly and time-consuming infringement claims.
     We may need to engage in expensive and prolonged litigation to assert or defend any of our intellectual property rights or to determine the scope and validity of rights claimed by other parties. With no certainty as to the outcome, litigation could be too expensive for us to pursue. Our failure to prevail in such litigation or our failure to pursue litigation could result in the loss of our rights that could hurt our business substantially. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, if at all.
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
If third-party payors do not provide reimbursement for the use of the Powerlink System, our revenues may be negatively impacted.
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
     Our operations to date have consumed a substantial amount of cash. From our formation in 1992 to December 31, 2006, we have incurred an accumulated deficit of approximately $116.7 million, including a net loss of $17.5 million for the year ended December 31, 2006. We only began generating significant revenues from product sales in 2005, and it is possible that we may never achieve profitability. Our ability to achieve positive cash flow from operations will be impacted by a number of factors, including market acceptance of the Powerlink System, our ability to develop additional products, competing technologies and regulatory developments. If we are unable to achieve profitability, our business will be negatively impacted.
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
     We estimate that the Powerlink System will receive Shonin approval, equivalent to the United States Food and Drug Administration approval, in the second quarter of 2007. This will allow us to have a single technology platform for Europe, the United States, and Japan. However, the Ministry of Health may not grant Shonin approval by such time, or at all, either of which may negatively impact our future results of operations.
      If we fail to increase our direct sales force in a timely manner, our business could suffer.
     We have a limited domestic direct sales force and we utilize a distribution network for sales outside of the United States. As we launch new products and increase our marketing efforts with respect to existing products, we will need to significantly expand the number of our direct sales personnel. The establishment and development of a more extensive sales force will be expensive and time consuming. In addition, there is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate and retain qualified sales personnel and thereby increase our sales force, we may not be able to increase our revenues.
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
     We may experience periods of rapid growth and expansion, which could place a significant strain on our limited personnel and other resources. In particular, the increase in our direct sales force requires significant management and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must successfully increase production output as required by customer demand. We may in the future experience difficulties in increasing production, including problems with production yields and quality control and assurance, component supply, and shortages of qualified personnel. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues. Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems, and financial internal controls procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.
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
     Although we believe that our existing cash resources will be sufficient to meet our anticipated cash needs for operations and planned capital requirements through at least December 31, 2007, we may require additional capital to fund on-going operations. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:
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
     We currently conduct all of our manufacturing, development and management activities at a single location in Irvine, California, near known earthquake fault zones. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations. The insurance coverage we maintain may not be adequate to cover our losses in any particular case.
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
     None.
Item 2. Properties
     Currently, we lease a facility aggregating approximately 30,200 square feet in Irvine, California under a lease agreement that expires in April 2010 and may be renewed for two additional five-year periods, at our option. We believe that our current facilities will be adequate and suitable for our operations for the foreseeable future.
Item 3. Legal Proceedings
     A state court productions liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the

Company. On February 28, 2007, the Company and plaintiff agreed to a settlement of the matter which will be satisfied through its insurance policies, and there will be no impact to our financial statements.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on the NASDAQ Global Market under the symbol “ELGX.” The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2005
First Quarter	$7.24	$5.49
Second Quarter	6.01	4.00
Third Quarter	5.86	4.17
Fourth Quarter	7.10	4.44
Year Ended December 31, 2006
First Quarter	$7.35	$4.32
Second Quarter	4.88	3.17
Third Quarter	4.24	3.24
Fourth Quarter	4.33	3.22
     On February 20, 2007, the closing sale price of our common stock on the NASDAQ Global Market was $4.32 per share and there were 253 record holders of our common stock.

     Dividend Policy
     We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Silicon Valley Bank, which was entered into on February 21, 2007, prohibits us from paying cash dividends without their consent.
Item 6. Selected Financial Data
     The following selected consolidated financial data has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the fiscal years ended December 31, 2006, 2005, and 2004 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of financial Condition and Results of Operations and consolidated financial statements and notes thereto included herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$14,422	$6,889	$3,019	$1,395	$834
License	250	250	1,213	2,595	6,565

Total revenue	14,672	7,139	4,232	3,990	7,399

Cost of sales:
Cost of product sales	6,330	3,859	1,851	625	460

Total cost of sales	6,330	3,859	1,851	625	460

Gross profit	8,342	3,280	2,381	3,365	6,939
Operating costs and expenses:
Research and development	6,765	5,817	6,159	6,711	6,155
Marketing and sales	14,579	8,794	2,718	787	982
General and administrative	5,585	4,801	3,548	2,075	2,324
Charge for acquired in-process research and development (1)	—	—	—	—	4,501
Restructuring charges (2)	—	—	—	—	168
Minority interest	—	—	—	(16)	(27)

Total operating costs and expenses	26,929	19,412	12,425	9,557	14,103

Loss from operations	(18,587)	(16,132)	(10,044)	(6,192)	(7,164)
Total other income	1,044	614	361	277	597

Net loss	$(17,543)	$(15,518)	$(9,683)	$(5,915)	$(6,567)

Basic and diluted net loss per share	$(0.44)	$(0.46)	$(0.31)	$(0.23)	$(0.33)

Shares used in computing basic and diluted net loss per share	40,010	33,951	31,149	25,845	19,718

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash and cash equivalents	$6,771	$8,691	$4,831	$4,402	$2,606
Marketable securities available-for-sale	13,417	8,959	17,085	8,377	7,104
Working capital	26,933	22,520	23,477	15,020	9,411
Total assets	52,686	47,944	44,512	35,343	33,907
Accumulated deficit	(116,663)	(99,120)	(83,602)	(73,919)	(68,004)
Total stockholders’ equity	46,505	42,207	41,551	33,875	31,476

(1)	The charge for acquired in-process research and development for the year ended December 31, 2002 relates to our merger with the former Endologix, Inc. This charge represents the portion of the purchase price allocated to the acquired research and development projects, which, at the date of the acquisition, were in process, had not reached technological feasibility and had no alternative future use.

(2)	During 2002, we reassessed our restructuring accrual for non-cancelable lease commitments in light of diminished opportunity for sublease arrangements prior to the lease term expirations in October 2003, and recorded $168,000 restructuring charge.

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
     Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001, we were researching, developing and marketing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis. Prior to that we developed, manufactured and marketed other catheter and stent products for treatment of cardiovascular disease.
     Between 1999 and 2003, our source of revenues shifted gradually from direct sales of previous catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed to Guidant Corporation rights to manufacture and distribute products using our Focus technology for the delivery of stents in exchange for milestone and royalty payments.
     Our license revenue has significantly decreased in 2006 and 2005, reaching the contractual minimum level of $250,000. We anticipate that license revenue will remain at this minimum level through 2008, the remaining term of the license agreement, and that the sales of our Powerlink System will be our only material source of revenue.
     For the years ended December 31, 2006 and 2005, we incurred net losses of $17.5 million and $15.5 million, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $116.7 million.
     We believe that our current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under our new credit facility, will be sufficient to fund ongoing operations through at least December 31, 2007. If we do not realize expected revenue and gross margin levels, or if we are unable to manage our operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable ratio, we may not be able to fund our operations through December 31, 2007.
     In the event that we require additional funding to continue our operations, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.
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
     The following critical accounting policies and estimates were used in the preparation of the consolidated financial statements:
     Revenue Recognition and Accounts Receivable
     We comply with the revenue recognition guidelines in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue when all of the following criteria are met:
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
     Stock-based compensation
     Effective at the beginning of our fiscal year 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS 123R). This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have elected to adopt SFAS 123R on a modified prospective basis; accordingly, the financial statements for the periods prior to January 1, 2006 do not include stock based compensation under the fair value method. We use the Black-Scholes option pricing model to value its stock option grants. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.
     Results of Operations
     Comparison of Years Ended December 31, 2006 and 2005
     Product Sales. Sales increased 109% to $14.4 million in 2006 from $6.9 million in 2005 primarily due to our investment in our domestic field sales personnel, and increased market acceptance of the Powerlink System. United States sales increased from $4.8 million to $12.4 million, and sales to distributors outside the United States did not change from $2.0 million in 2006 and 2005. Sales to Edwards LifeSciences AG decreased to $1.2 million in 2006 from $1.5 million in 2005. Our distribution agreement with Edwards LifeSciences AG was not renewed beyond the original expiration of December 31, 2006 and was replaced with a three-year distribution agreement with LeMaitre Vascular. This agreement named LeMaitre Vascular as the exclusive distributor of the Endologix Powerlink® System in ten European countries, including Austria, Belgium, the Czech Republic, France, Germany, Luxembourg, the Netherlands, Sweden, Switzerland, and the United Kingdom. There were no distributors in 2006 that accounted for more than 10% of product sales, and no distributors other than Edwards LifeSciences AG that accounted for more than 10% of product sales in 2005.
     License Revenue. License revenue remained unchanged at $250,000 in 2006 and 2005, which represents the contractual minimum annual amount from Guidant. We believe license revenue will remain unchanged in 2007.
     Cost of Product Revenue. The cost of product revenue increased 64% to $6.3 million from $3.9 million in 2005. This increase is attributable to the higher unit volume of product sales in 2006 compared to 2005.
     Gross Profit. Gross profit increased 154% to $8.3 million in 2006 from $3.3 million in 2005. The increase in gross profit resulted from higher product sales in 2006 as compared to 2005.
     Gross profit on product sales increased 167% to $8.1 million from $3.0 million in 2005 because product sales volume more than doubled in 2006 from 2005. Gross profit, as a percentage of product sales increased to 56% in 2006 from 44% in 2005. This increase in gross profit margin was due to an increase in product sales in the United States. Direct product sales in the United States have a higher gross profit margin compared to international product sales, which are sold through distributors. Additionally, the percentage in 2005 was impacted by a product recall and a facility relocation which resulted in period charges to cost of sales in the fourth quarter of approximately $1.0 million. A charge of $326,000 related to the final phase of the product recall was incurred in the second quarter of 2006.
     We believe that gross profit dollars will increase in future years due to higher commercial sales of the Powerlink System in the United States. We also expect that gross profit as a percentage of product revenues to remain relatively unchanged in 2007 as the increase in product sales in the United States will be offset by the effect of the significantly higher prices we are now paying for the raw graft material which we purchase from Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc.

     Research, Development and Clinical. Research, development and clinical expenses increased by 16% to $6.8 million from $5.8 million in 2005. The increase primarily resulted from continued product research and development of our Powerlink System product and complementary technologies, and continued enrollment in the suprarenal arm of the pivotal United States clinical trials. A $347,000 charge for stock compensation expense pursuant to the adoption of SFAS 123R at January 1, 2006, also contributed to the increase. We expect that research, development, and clinical expense will range between $6.5 to $7.0 million in 2007, to support new product and process development projects.
     Marketing and Sales. Marketing and sales expenses increased by 66% to $14.6 million from $8.8 million in 2005. This increase was due to staffing increases in sales and marketing support functions in support of the expanded commercial launch of the infrarenal Powerlink System in the United States market. In addition, the increase was partially due to a $448,000 charge for stock compensation expense pursuant to the adoption of SFAS 123R at January 1, 2006. We expect that sales and marketing expense will continue to increase in 2007, but at a lessor rate than in 2006.
     General and Administrative. General and administrative expenses increased by 16% to $5.6 million from $4.8 million in 2005. The increase was due to stock compensation expense totaling $767,000, pursuant to the adoption of SFAS 123R at January 1, 2006. We expect only a modest growth in expenses in 2007.
     Other Income (Expense). Other income increased 70% to $1.0 million from $614,000 in 2005, driven by higher interest income. The increase in interest income was accounted for by a higher average invested cash balance in 2006, which resulted from a registered direct public offering of our common stock that resulted in net proceeds of $18.8 million in June 2006.
     Comparison of Years Ended December 31, 2005 and 2004
     Product Sales. Sales increased 128% to $6.9 million in 2005 from $3.0 million in 2004 primarily due to a full year of product sales after receipt of FDA approval in October 2004. United States sales increased from $400,000 to $4.8 million, and sales to distributors outside the United States decreased from $2.6 million to $2.0 million. Sales to Edwards LifeSciences AG commenced in the second quarter of 2004, and were $1.5 million in 2005 and $1.6 million in 2004. There were no other distributors in 2005 that accounted for more than 10% of product sales. In 2004, other than Edwards LifeSciences AG, only Bolton Medical Italia S.p.A. accounted for more than 10% of product sales. Sales to this distributor in 2004 were $474,000.
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
     Marketing and Sales. Marketing and sales expenses increased by 224% to $8.8 million from $2.7 million in 2004. This increase was due to staffing increases in sales, marketing support, and customer service functions in support of the commercial launch of the infrarenal Powerlink System in the United States market.
     General and Administrative. General and administrative expenses increased 35% to $4.8 million from $3.5 million in 2004. The increase in expenses in 2005 was due primarily to expenses related to our review of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, as well as expenses associated with building the infrastructure in our finance and information technology departments.
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
Liquidity and Capital Resources
     For the years ended December 31, 2006 and 2005, we incurred net losses of $17.5 million and $15.5 million, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $116.7 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In April 2006, we filed a shelf registration statement with the SEC that would permit us to sell from time to time, up to a total of $50.0 million of common stock. In June 2006, we completed a private placement of our common stock, which resulted in net proceeds of $18.8 million, leaving $30 million available under the shelf registration. Additionally, in July 2003, March 2004 and July 2005, we completed three private placements of our common stock, resulting in aggregate net proceeds of $39.2 million.
          In February 2007, we entered into a revolving credit facility, whereby we may borrow up to $5 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009.
     At December 31, 2006, we had cash, cash equivalents, restricted cash and marketable securities available for sale of $20.2 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System and available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2007. We expect to continue to incur substantial costs and cash outlays in 2007 to support Powerlink System research and development, and United States marketing of the Powerlink System. However, if we fail to effectively penetrate the AAA market, or if we fail to reduce certain discretionary expenditures, if necessary, we may need to seek additional sources of financing. We may not be able to obtain such financing on acceptable terms or at all, which would adversely affect the operations of our business.
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
     In July 2002, the board of directors authorized a program for repurchases of our outstanding common stock of up to $1.5 million under certain parameters. As of December 31, 2006, we had repurchased an aggregate of 495,000 shares for $661,000, with the last such purchase in the quarter ended September 30, 2003. At this time, we do not anticipate further share repurchases.
     Accounts Receivable. Trade accounts receivable, net, increased 121% to $2.8 million at December 31, 2006 from $1.2 million at December 31, 2005. The increase was due to the increase in sales in 2006.
     Inventories. Inventories increased 27% to $9.4 million at December 31, 2006 from $7.4 million at December 31, 2005. The increase was primarily a result of higher sales in 2006, and higher expected sales in 2007.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 11% to $5.0 million at December 31, 2006 from $4.5 million at December 31, 2005. The increase is attributable primarily to an increase in the amount owed to Bard Peripheral Vascular Systems for a key component of the Powerlink System.
     Cash Used in Operations. Cash used in operations increased 2% to $16.6 million for the year ended December 31, 2006 from $16.2 million for the year ended December 31, 2005.
     Cash Provided by (used in) Investing Activities. Cash used in investing activities was $5.4 million for the year ended December 31, 2006 as compared to cash provided by investing activities of $3.5 million for the year ended December 31, 2005. This change was primarily due to an increase in purchases of available-for-sale securities and a decrease in maturities of available-for-sale securities in 2006 as compared to 2005, offset by a decrease in capital expenditures for property and equipment.
     Cash Provided by Financing Activities. Cash provided by financing activities increased 24% to $20.0 million for the year ended December 31, 2006 from $16.1 million for the year ended December 31, 2005. This increase was primarily a result of an increase in proceeds from the sale of common stock
     Off-Balance Sheet Arrangements
     We do not maintain any off-balance sheet arrangements.
     Commitments
     In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc for the supply of ePTFE. The supply agreement has an initial term through December 2007, at which time it automatically renews on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements were reduced and we must purchase a specified annual dollar value of the component, as opposed to a quantity of units, for the remaining term of the agreement.
     During 2006, we purchased $2.5 million of such materials, which fulfilled the 2006 purchase commitment.
     As of December 31, 2006, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Total	2007	2008	2009	2010	Thereafter
	(In thousands)
Contractual Obligations
Operating lease obligations	$1,117	$340	$344	$346	$87	$—
Purchase obligation	2,875	2,875	—	—	—	—

	$3,992	$3,215	$344	$346	$87	$—

Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board issued Interpretation Number 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2006, our investment portfolio included only high-grade corporate bonds and commercial paper and government bonds all with remaining maturities of less than two years and denominated in U.S. dollars.
     The table below provides information about our available-for-sale investment portfolio, including funds designated as restricted cash. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.
     Principal amounts by expected maturity in the subsequent twelve-month periods ending December 31:

	Fair Value at
	December 31,
	2006	2007	2008	Total
	(in thousands except per share amounts)
Cash, cash equivalents and restricted cash equivalents	$6,771	$6,791	—	$6,791
Weighted average interest rate		0.91%	—	0.91%
Investments	$13,417	$12,342	$1,200	$13,542
Weighted average interest rate		0.14%	5.36%	0.60%
Total portfolio	$20,188	$19,133	$1,200	$20,333
Weighted average interest rate		0.41%	5.36%	0.70%

     Foreign Currency Transaction Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the years ended December 31, 2006, 2005, and 2004, we recorded $25,000, ($7,000), and $29,000, respectively, of foreign currency transaction gains (losses). Accordingly, we do not have a significant currency exposure at December 31, 2006.
Item 8. Financial Statements and Supplementary Data
     The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).
Summarized Quarterly Data
(Unaudited)

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006:
Product sales	$2,675	$3,446	$3,748	$4,553
Total revenues	2,733	3,495	3,801	4,643
Gross profit(1)	1,614	1,697	2,269	2,762
Net loss	(4,112)	(4,388)	(4,192)	(4,851)
Basic and diluted net loss per share	(0.11)	(0.11)	(0.10)	(0.11)
2005:
Product sales	$1,354	$1,495	$2,135	$1,905
Total revenues	1,414	1,562	2,201	1,962
Gross profit(2)	771	978	1,335	196
Net loss	(3,296)	(2,903)	(3,667)	(5,651)
Basic and diluted net loss per share	(0.10)	(0.09)	(0.10)	(0.16)

(1)	During the second quarter of 2006, we incurred approximately $326,000 due to the product recall.

(2)	During the fourth quarter of 2005, we incurred approximately $1.0 million due to the product recall and facility relocation.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which appears herein.
Disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2007.
Item 11. Executive Compensation
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Certain information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2007.
Equity Compensation Plan Information
     The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2006:

	Number of Securities
	to be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Stock Incentive Plan	1,073,800	$3.55	1,738,783
1996 Stock Option/ Stock Issuance Plan	2,261,129	$4.77	—
Employee Stock Purchase Plan	—	—	308,734
Equity compensation plans not approved by security holders: 1997 Supplemental Stock Option Plan	62,000	$4.61	1,500
Total	3,396,929	$4.38	2,049,017
     1997 Supplemental Stock Option Plan.
     This stock option plan is used to provide compensation to non-employees, typically as part of a consulting services arrangement. The plan authorizes the issuance of non-qualified stock options only. We account for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123(R) and related interpretations (See Note 1 and 12 to the consolidated financial statements for additional information on recognition of expense associated with non-employee option grants under the 1997 Supplemental Stock Option Plan).
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2007.
Item 14. Principal Accountant Fees and Services
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

2.	Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.
3.	Exhibits.
     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, filed with the SEC on August 7, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)
Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).

10.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.5(2)
1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).

10.6(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

Exhibit
Number	Description
10.6.1(2)	Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6.2(1)	Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.7(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006.

10.8(1)
Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

10.8.1(1)
Amendment to Supply Agreement dated January 17, 2002 by and between Endologix and Impra, Inc, (Incorporated by reference to Exhibit 10.40.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

10.8.2
Second Amendment to Supply Agreement dated September 8, 2006 between Endologix and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.6.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.9
Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

10.10(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix Annual Report on Form 10-K, filed with the SEC on March 27, 2003).

10.10.1	Schedule of officers of Endologix party to the Employment Agreement.

10.11
Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

10.12
Stock Purchase Agreement, dated July 5, 2005, by and between Endologix and the investors named therein (Incorporated by reference to Exhibit 10.48 to Endologix Current Report on Form 8-K, filed with the SEC on July 8, 2005).

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.
By:	/s/ PAUL MCCORMICK
Paul McCormick
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2007
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

Signature	Title	Date

/s/ PAUL MCCORMICK (Paul McCormick)	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

/s/ ROBERT J. KRIST (Robert J. Krist)	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 12, 2007

/s/ FRANKLIN D. BROWN (Franklin D. Brown)	Chairman and Director	March 12, 2007

/s/ RONALD H. COELYN (Ronald H. Coelyn)	Director	March 12, 2007

/s/ RODERICK DE GREEF (Roderick de Greef)	Director	March 12, 2007

/s/ EDWARD DIETHRICH, M.D. (Edward Diethrich, M.D.)	Director	March 12, 2007

/s/ JEFFREY F. O’DONNELL (Jeffrey F. O’Donnell)	Director	March 12, 2007

/s/ GREGORY D. WALLER (Gregory D. Waller)	Director	March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Endologix, Inc.:
We have completed integrated audits of Endologix, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item15(a)(1) present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 8, 2007

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,271	$8,191
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized gains (losses) of $3 and $(20)	12,217	8,959
Accounts receivable, net of allowance for doubtful accounts of $38 and $26	2,763	1,248
Other receivables	198	175
Inventories	9,356	7,372
Other current assets	637	576

Total current assets	31,942	27,021

Property and equipment, net	4,516	4,490
Marketable securities available-for-sale, including unrealized gains of $0	1,200	—
Goodwill	4,631	4,631
Intangibles, net	10,319	11,724
Other assets	78	78

Total assets	$52,686	$47,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,009	$4,501

Total current liabilities	5,009	4,501
Long-term liabilities	1,172	1,236

Total liabilities	6,181	5,737

Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 43,144,000 and 36,679,000 shares issued, and 42,649,000 and 36,184,000 outstanding	43	37
Additional paid-in capital	163,698	141,903
Accumulated deficit	(116,663)	(99,120)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	88	48

Total stockholders’ equity	46,505	42,207

Total liabilities and stockholders’ equity	$52,686	$47,944

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands,
	except per share amounts)
Revenue:
Product	$14,422	$6,889	$3,019
License	250	250	1,213

Total revenue	14,672	7,139	4,232

Cost of sales:
Cost of product sales	6,330	3,859	1,851

Gross profit	8,342	3,280	2,381

Operating costs and expenses:
Research and development	6,765	5,817	6,159
Marketing and sales	14,579	8,794	2,718
General and administrative	5,585	4,801	3,548

Total operating costs and expenses	26,929	19,412	12,425

Loss from operations	(18,587)	(16,132)	(10,044)

Other income (expense):
Interest income	1,019	623	339
Other income (expense), net	25	(9)	22

Total other income	1,044	614	361

Net loss	$(17,543)	$(15,518)	$(9,683)

Basic and diluted net loss per share	$(0.44)	$(0.46)	$(0.31)

Shares used in computing basic and diluted net loss per share	40,010	33,951	31,149

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury		Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity	Loss
	(In thousands, except share amounts)
Balance at December 31, 2003	28,576,000	$28	$108,279	$(73,919)	(495,000)	$(661)	$148	$33,875	$(5,933)

Exercise of common stock options	551,000	1	1,750	—	—	—	—	1,751
Employee stock purchase plan	35,000	—	148	—	—	—	—	148
Sale of common stock	3,200,000	3	15,357	—	—	—	—	15,360
Amortization of deferred compensation	—	—	170	—	—	—	—	170
Net loss	—	—	—	(9,683)	—	—	—	(9,683)	(9,683)
Unrealized holding loss arising during the period	—	—	—	—	—	—	(39)	(39)	(39)
Unrealized exchange rate loss	—	—	—	—	—	—	(31)	(31)	(31)

Balance at December 31, 2004	32,362,000	$32	$125,704	$(83,602)	(495,000)	$(661)	$78	$41,551	$(9,753)

Exercise of common stock options	133,000	1	493	—	—	—	—	494
Employee stock purchase plan	34,000	—	165	—	—	—	—	165
Sale of common stock	4,150,000	4	15,450	—	—	—	—	15,454
Amortization of deferred compensation	—	—	91	—	—	—	—	91
Net loss	—	—	—	(15,518)	—	—	—	(15,518)	(15,518)
Unrealized holding gain arising during the period	—	—	—	—	—	—	20	20	20
Unrealized exchange rate loss	—	—	—	—	—	—	(50)	(50)	(50)

Balance at December 31, 2005	36,679,000	$37	$141,903	$(99,120)	(495,000)	$(661)	$48	$42,207	$(15,548)

Exercise of common stock options	317,000	—	934	—	—	—	—	934
Employee stock purchase plan	77,000	—	319	—	—	—	—	319
Sale of common stock	6,061,000	6	18,747	—	—	—	—	18,753
Amortization of stock compensation expense	10,000	—	37	—	—	—	—	37
Grant of stock options	—	—	1,764	—	—	—	—	1,764
Amortization expense of non-employee stock options	—	—	(6)	—	—	—	—	(6)
Net loss	—	—	—	(17,543)	—	—	—	(17,543)	(17,543)
Unrealized holding gain arising during the period	—	—	—	—	—	—	23	23	23
Unrealized exchange rate gain	—	—	—	—	—	—	17	17	17

Balance at December 31, 2006	43,144,000	$43	$163,698	$(116,663)	(495,000)	$(661)	$88	$46,505	$(17,503)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities:
Net loss	$(17,543)	$(15,518)	$(9,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,303	1,736	1,484
Stock-based compensation and deferred compensation	1,665	91	170
Gain on disposal of assets	—	(7)	—
Changes:
Accounts receivable	(1,515)	(901)	(108)
Inventories	(1,854)	(3,388)	(1,204)
Other receivables and other assets	(84)	16	423
Accounts payable, accrued expenses and long term liabilities	444	1,747	1,493

Net cash used in operating activities	(16,584)	(16,224)	(7,425)

Investing activities:
Purchases of available-for-sale securities	(18,823)	(10,733)	(28,112)
Maturities of available-for-sale securities	14,388	18,878	19,358
Increase in restricted cash equivalents	—	(500)	—
Capital expenditures for property and equipment	(924)	(4,132)	(627)

Net cash provided by (used in) investing activities	(5,359)	3,513	(9,381)

Financing activities:
Proceeds from sale of common stock, net of expenses	18,753	15,454	15,360
Proceeds from sale of common stock under employee stock purchase plan	319	165	148
Proceeds from exercise of stock options	934	494	1,751

Net cash provided by financing activities	20,006	16,113	17,259

Effect of exchange rate changes on cash and cash equivalents	17	(42)	(24)

Net increase (decrease) in cash and cash equivalents	(1,920)	3,360	429
Cash and cash equivalents, beginning of year	8,191	4,831	4,402

Cash and cash equivalents, end of year	$6,271	$8,191	$4,831

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
1. Business, Basis of Presentation and Summary of Critical Accounting Policies
     Business and Basis of Presentation
     Endologix, Inc. (the “Company”) was incorporated in California in March 1992 and reincorporated in Delaware in June 1993. In January 1999, the Company merged with privately held Radiance Medical Systems, Inc. (“former Radiance”), and changed its name to Radiance Medical Systems, Inc. In May 2002, the Company merged with privately held Endologix, Inc., and changed its name to Endologix, Inc.
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
     Liquidity and Capital Resources
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2006, 2005, and 2004, the Company has incurred net losses of $17,540, $15,520, and $9,680, respectively. As of December 31, 2006, the Company had an accumulated deficit of approximately $116,660. The Company believes that the current cash and marketable securities balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under the new credit facility, will be sufficient to fund ongoing operations through at least December 31, 2007. If the Company does not realize the expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, or if it cannot maintain its days sales outstanding accounts receivable ratio, it may not be able to fund its operations through December 31, 2007.
     In the event that the Company requires additional funding to continue operations, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of realized gains and losses. Management evaluates the classification of its securities based on the Company’s short-term cash needs. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. The Company did not have any realized gains for the years ended December 31, 2006, 2005, and 2004. The cost of securities sold is based on the specific identification method.
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
      Inventories
     The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. Cost is determined on the first-in, first-out method. The Company regularly reviews inventory quantities in process and on hand and records a provision for obsolete inventory based on actual loss experience and a forecast of product demand compared to the remaining shelf life. During the year ended December 31, 2006 and December 31, 2005, the Company recorded $326 and $780, respectively, to cost of goods sold for the write-off of inventory primarily due to a limited product recall.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     The developed technology is being amortized over its estimated useful life of 10 years. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $1,405, $1,405 and $1,405 in amortization expense for the developed technology and expects to record $1,405 each year thereafter, until the asset is fully amortized.
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
     In June 1998, the Company signed a technology license agreement with Guidant Corporation (“Guidant”), an international interventional cardiology products company, granting Guidant the right to manufacture and distribute products using the Company’s Focus technology for stent deployment. During 2006, 2005 and 2004, the Company recognized royalty revenue from Guidant of $250, $250, and $952, respectively, which represented 2%, 4%, and 22% of total revenues, respectively (Note 2). In 2005, revenues from Edwards Lifesciences AG was $1,498, which represented 21% of total revenues. No other single customer accounted for more than 10% of the Company’s revenues in 2005 or 2004. There was no single customer that accounted for more than 10% of the Company’s revenues in 2006.
     As of December 31, 2006 and December 31, 2005, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
      Product Sales by Geographic Region
     The Company had product sales by region as follows:

	Year Ended December 31,
	2006	2005	2004
United States	$12,366	$4,844	$431
Netherlands	1,183	1,498	1,577
Other European countries	617	409	920
Latin America	164	72	83
Other	92	66	8

	$14,422	$6,889	$3,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     Sales to commercial hospital accounts represented 97%, 95% and 8% of United States product sales in 2006, 2005 and 2004, respectively. The remaining United States product sales were sales to hospitals conducting clinical trials for the Powerlink System.
      Revenue Recognition
     The Company complies with the revenue recognition guidelines in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when all of the following criteria are met:
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
      Stock-Based Compensation
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS 123R), on January 1, 2006. This statement requires the Company to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R the Company is required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company has elected to adopt SFAS 123R on a modified prospective basis; accordingly, the financial statements for the periods prior to January 1, 2006 do not include stock based compensation under the fair value method. The Company uses the Black-Scholes option pricing model to value its stock option grants.
     Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock based transactions with its employees and directors. If the Company had recognized compensation expense for its stock based transactions based on the fair value method prescribed by SFAS 123, net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

	2005	2004
Net loss, as reported	$(15,518)	$(9,683)
Add: Stock-based employee compensation expense included in reported net loss	60	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,314)	(892)

Pro forma net loss	$(17,772)	$(10,575)

Basic and diluted net loss per share, as reported	$(0.46)	$(0.31)
Basic and diluted net loss per share, pro forma	$(0.52)	$(0.34)

Expected Life (in years)	4.8	5.0
Expected Volatility	78.01%	77.25%
Risk Free Interest Rate	3.9%	2.9%
Dividend Yield	0.0%	0.0%
     The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (FIN 28). Under SFAS No. 123R and FIN 28, the Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value.
     In the past, the Company granted Performance Units under its 2004 Performance Compensation Plan (the “Performance Plan”). Under the Performance Plan, these units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three years. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause, or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date.
     In 2006 and 2005, the Company granted a total of 0 and 180,000 Performance Units, respectively. The weighted average Base Value for the 2005 grants was $3.33. The Company recorded a reduction in compensation expense of $562 in 2006 and $579 in compensation expense during 2005 based on vested service in accordance with FIN 28, which has been included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense until the Performance Units are paid in cash.
      Income Taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion of such assets will not be recoverable.
      Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2006, 2005 and 2004, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive. If they were included, the number of shares used to compute net loss per share would have been increased by approximately 314,000 shares, 551,000 shares, and 655,000 shares for the years ended December 31, 2006, 2005 and 2004, respectively. However, options to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
purchase approximately 1,712,000, 772,000, and 153,000 shares at a weighted average exercise price of $5.47, $6.04, and $6.58 that were outstanding during 2006, 2005, and 2004 respectively, would have still been excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares.
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
      Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board issued Interpretation Number 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
2. License Agreements
     In June 1998, the Company signed a technology license agreement with Guidant granting Guidant the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $250, $250, and $952, respectively, in royalties under the agreement. At December 31, 2006 and 2005, $117 and $59, respectively, due under this agreement are included in other receivables on the consolidated balance sheet.
3. Restricted Cash Equivalents
     The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At December 31, 2006, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.
4. Marketable Securities Available-for-Sale
     The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. Marketable Securities are classified as current or non-current depending on the security’s maturity date. If the maturity date is less than one year from the balance sheet date, the security is classified as current. As of December 31, 2006, $11,917 and $1,500 of the Company’s debt securities had original contractual maturities of more than 90 days and less than one year and original contractual maturities between one to two years, respectively. As of December 31, 2005, $3,490 and $5,469 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year and original contractual maturities between one to two years, respectively.

	December 31, 2006			December 31, 2005
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain	Value	Cost	Loss	Value
U.S. Treasury and other agencies debt securities	$—	$—	$—	$5,573	$(14)	$5,559
Corporate debt securities	13,414	3	13,417	3,406	(6)	3,400

	$13,414	$3	$13,417	$8,979	$(20)	$8,959

5. Receivables
     Receivables consist of the following at December 31, 2006 and 2005:

	2006	2005
Trade	$2,763	$1,248

License	117	59
Interest	14	66
Other	67	50

Total other receivables	$198	$175

6. Inventories
     Inventories consisted of the following:

	December 31,
	2006	2005
Raw materials	$2,325	$3,885
Work in process	2,426	1,361
Finished goods	4,605	2,126

	$9,356	$7,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
7. Property and Equipment
     Property and equipment consisted of the following:

	December 31,
	2006	2005
Construction in progress	$2,527	$2,006
Leasehold improvements	1,982	1,990
Furniture and equipment	1,490	1,026

	5,999	5,022
Less accumulated depreciation and amortization	(1,483)	(532)

	$4,516	$4,490

8. Intangibles
     Intangibles consisted of the following:

	December 31,
	2006	2005
Developed technology	$14,050	$14,050
Accumulated amortization	(6,439)	(5,034)

	7,611	9,016
Trademarks and trade names	2,708	2,708

Intangible assets, net	$10,319	$11,724

9. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following:

	December 31,
	2006	2005
Accounts payable	$3,066	$2,035
Accrued payroll and related expenses	1,526	1,249
Accrued clinical expenses	178	172
Accrued compensation	160	923
Other accrued expenses	79	122

	$5,009	$4,501

10. Long Term Liabilities
     Long term liabilities consisted of the following:

	December 31,
	2006	2005
Deferred tax	$1,029	$1,029
Deferred rent	143	207

	$1,172	$1,236

11. Commitments and Contingencies
     Sole-Source, Related-Party Supplier Agreement
     In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular Systems, a subsidiary of C.R. Bard, Inc for the supply of ePTFE. The supply agreement has an initial term through December 2007, at which time it automatically renews on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements were reduced and the Company must purchase a specified annual dollar value of the component, as opposed to a quantity of units, for the remaining term of the agreement.
     During 2006, the Company purchased approximately $2,500 of such materials, which fulfilled its 2006 purchase commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     As of December 31, 2006, estimated future purchase commitments for such material were as follows:

Year Ending December 31, 2007	2,875

$2,875

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
     Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of December 31, 2006:

Year Ending December 31,
2007	340
2008	344
2009	346
2010	87
Thereafter	—

$1,117

     Rental expense charged to operations for all operating leases during the years ended December 31, 2006, 2005 and 2004, was approximately $336, $472, and $399, respectively.
     Employment Agreements and Retention Plan
     The Company has entered into employment agreements with its officers and one manager (“key employees”) under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, or upon a change in control or corporate transaction, or by the key employee for good reason, as such terms are defined in the agreement. If due, the payment will generally be equal to six months of the key employee’s then current salary for termination by the Company without cause or by the key employee for good reason, and generally be equal to twelve months of salary upon a change in control or corporate transaction.
     12. Stockholders’ Equity
     Authorized Shares of Common Stock
     In October 2003, shareholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 50,000,000. In May 2006, shareholders approved an amendment, which increased the number of authorized shares of common stock from 50,000,000 to 60,000,000.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

     In June 2006, the Company completed a registered direct public offering of 6,061,000 shares of its common stock at a purchase price of $3.30 per share, which resulted in net proceeds of approximately $18,750, after deducting the offering expenses.
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
     Stock Option Plan
     Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), either incentive stock options or non-qualified options awards may be granted and under the 1997 Supplemental Stock Option Plan (the “1997 Plan” and together with the 1996 Plan and 2006 Plan, the “Plans”), non-qualified option awards may be granted. Under the Plans, options are granted at a price not less than 100% for incentive stock options and 85% for non-qualified stock options of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At December 31, 2006 and 2005, there were approximately 1,740,000 and 1,004,000 shares of common stock available for future stock option grants. The activity under the plans is summarized below:

	2006		2005		2004
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding — Beginning of Year	2,678,201	$4.53	1,793,363	$3.85	1,793,363	$3.85
Granted	1,309,300	3.77	1,201,800	5.50	310,000	5.55
Exercised	316,404	2.95	133,148	3.71	550,626	3.18
Forfeited	274,168	4.62	183,814	4.86	104,312	5.27

Outstanding — End of Year	3,396,929	$4.38	2,678,201	$4.53	1,793,363	$3.85

Exercisable — End of Year	1,579,764	$4.53	1,302,155	$3.94	1,047,427	$3.56

Weighted Average Fair Value of Options Granted During Year		$2.55		$5.50		$3.51

     The total intrinsic value for options outstanding was approximately $530, $6,358 and $5,362 as of December 31, 2006, 2005, and 2004, respectively. The total intrinsic value for options exercisable was approximately $461, $3,873, and $3,464 as December 31, 2006, 2005, and 2004, respectively. The total intrinsic value of options exercised was approximately $1,347, $358, and $1,395 in 2006, 2005, and 2004, respectively.
     As of December 31, 2006, there was $3,965 of total unrecognized compensation cost related to unvested options granted. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     The following table summarizes information regarding stock options outstanding at December 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.77 — 3.00	244,408	3.9	$1.61	242,950	$1.60
3.25 — 3.40	636,800	9.4	3.40	1,000	3.25
3.43 — 3.90	392,500	7.8	3.62	120,521	3.61
3.92 — 4.48	526,000	8.1	3.98	226,063	3.94
4.51 — 5.00	520,629	5.7	4.74	394,483	4.76
5.06 — 5.81	739,888	8.1	5.62	338,251	5.61
6.00 — 8.75	336,704	7.4	6.47	256,496	6.46

0.77 — 8.75	3,396,929	7.6	$4.38	1,579,764	$4.53

     The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 where the exercise price on the date of grant was equal to the stock price on that date, was $2.55, $5.50, and $3.51, respectively.
     Stock Based Compensation
     As disclosed in Note 1 of Notes to Consolidated Financial Statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment,” or FAS 123R. FAS 123R establishes the accounting required for share based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award. This compensation expense shall be included in the statement of operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding, but not yet vested on the effective date. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under Statement of Financial Accounting Standards No. 123, or FAS 123, “Accounting for Stock-Based Compensation,” but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by FAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.
     FAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recorded in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. Share-based compensation expense recognized in the Company’s consolidated statements of operations in 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As share-based compensation expense recognized in the consolidated statement of operations for the fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required by FAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.
     The Company elected to adopt FAS 123R using the modified prospective application approach which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense these amount in the statement of operations over the stock option’s remaining vesting period. Prior periods are not required to be restated. Prior to the effective date of FAS 123R the Company applied the disclosure-only provisions of FAS 123. In accordance with the provisions of FAS 123, the Company applied Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options was less than the market price of the underlying stock at date of grant.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     The weighted average of the assumptions used to estimate the fair value of stock options granted using the Black-Scholes valuation method were as follows:

Expected Life (in years) (1)	5.5
Expected Volatility (2)	75.8%
Risk Free Interest Rate (3)	4.9%
Dividend Yield (4)	0.0%

1.	Estimated based on historical experience.

2.	Volatility based on historical experience over a period equivalent to the expected life in years.

3.	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4.	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.
     Expense recorded pursuant to FAS 123R during was as follows:

2006
General and Administrative	$767
Marketing and Sales	448
Research, Development, and Clinical	347
Cost of Sales	72

Total Stock Based Compensation	$1,634

     In addition, the Company has $130 of stock based compensation capitalized in inventory as of December 31, 2006.
     Expense related to non-employee stock options is being amortized over the vesting, which is generally four years. During the years ended December 31, 2006, 2005, and 2004, $(6), $31, and $170, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2006, 2005 and 2004, the Company granted 20,000, -0-, and -0- options, respectively, to non-employees. As of December 31, 2006, 2005 and 2004, a total of 220,100, 236,100, and 252,400 non-employee stock options, respectively, were outstanding. As of December 31, 2006, 2005, and 2004, a total of 207,000, 232,100, and 234,400, non-employee stock options, respectively, were fully vested.
     Stock Purchase Plan
     Under the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In 2006, an additional 250,000 shares of common stock were approved for issuance under the Purchase Plan. During 2006, 2005, and 2004, a total of approximately 77,000, 34,000, and 35,000 shares of common stock, respectively, were purchased at an average price of $4.11, $3.58, and $0.77, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
13. Income Taxes
Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2006	2005
Net operating loss carryforwards	$32,783	$27,513
Accrued expenses	140	—
Tax credits	5,734	5,666
License fees	73	84
Inventory	30	161
Capitalized research and development	613	751
Developed technology	(2,903)	(4,448)
Trademarks and tradenames	(1,029)	(1,029)
Deferred compensation	441	588
Other	164	109

Deferred tax assets	36,046	29,395
Valuation allowance	(37,075)	(30,424)

Net deferred tax liability	$(1,029)	$(1,029)

     Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.
     The valuation allowance increased by $6,651, $3,815, and $5,099 in 2006, 2005 and 2004, respectively.
     The Company’s effective tax rate differs from the statutory rate of 35% due primarily to research and development and other tax credits offset by federal and state losses that were recorded without tax benefit.
     At December 31, 2006, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $90,609 and $47,907, respectively, which begin to expire in 2010 and 2007, respectively. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $3,006, and $2,618, respectively, which begin to expire in 2018. The state research and development credits do not expire for California purposes. In addition, the Company has approximately $110 of California Manufacturers’ Investment Credits, which begin to expire in 2007.
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of December 31, 2006 management has not determined if ownership changes have occurred which would limit the Company’s utilization of its NOL or credit carryovers.
     The results of operations for the years ended December 31, 2006, 2005 and 2004 include the net losses of the Company’s wholly-owned German subsidiary of $17, $24, and $56, respectively.
14. Employee Benefit Plan
     The Company provides a 401(k) Plan for all employees 21 years of age or older. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 100% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 2006, 2005, or 2004.
15. Legal Matters
     A state court productions liability action was served on the Company on October 7, 2003, in the Circuit Court of Cook County, Illinois. Plaintiff seeks damages for pain and suffering, disability and disfigurement, loss of enjoyment of life and loss of capacity to earn a living. Plaintiff claims these injuries arose on or about October 1, 2001, following an abdominal aortic aneurysm repair with a graft designed, manufactured and distributed by the Company. On February 28, 2007, the Company and plaintiff agreed to a settlement of the matter which will be satisfied through the Company’s insurance policies, and there will be no impact to the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.
16. Subsequent Event
     On February 21, 2007, the Company entered into a revolving credit facility, whereby it may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of the business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of the Company’s assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009.

     (b) Financial Statement Schedule
ENDOLOGIX, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

Column A	Column B	Column C		Column D	Column E
		Additions
		(Reductions)
	Balance at	Charges to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(a)	Period
	(In thousands)
Year ended December 31, 2006
Allowance for doubtful accounts	$26	$38	$—	$(26)	$38
Reserve for excess and obsolete inventories	$426	$488	$—	$(835)	$79
Income tax valuation allowance	$30,424	$6,651	$—	$—	$37,075
Year ended December 31, 2005
Allowance for doubtful accounts	$31	$—	$—	$(5)	$26
Reserve for excess and obsolete inventories	$65	$780	$—	$(419)	$426
Income tax valuation allowance	$26,609	$3,815	$—	$—	$30,424
Year ended December 31, 2004
Allowance for doubtful accounts	$16	$25	$—	$(10)	$31
Reserve for excess and obsolete inventories	$82	$244	$—	$(261)	$65
Income tax valuation allowance	$21,510	$5,099	$—	$—	$26,609

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

     EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, filed with the SEC on August 7, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).

10.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.3(1)	License Agreement by and between Endologix and Guidant dated June 19, 1998 (Incorporated by reference to Exhibit 10.24 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on August 11, 1998).

10.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.5(2)	1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).

10.6(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.6.1(2)	Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6.2(1)	Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.7(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006.

10.8(1)	Supply Agreement dated as of February 12, 1999, and as amended August 4, 1999, November 16, 1999, March 10, 2000, and January 31, 2001 by and between Endologix and Impra, Inc. (Incorporated by reference to Exhibit 10.40 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

10.8.1(1)	Amendment to Supply Agreement dated January 17, 2002 by and between Endologix and Impra, Inc, (Incorporated by reference to Exhibit 10.40.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

10.8.2	Second Amendment to Supply Agreement dated September 8, 2006 between Endologix and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.6.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.9	Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

Exhibit
Number	Description
10.10(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix Annual Report on Form 10-K, filed with the SEC on March 27, 2003).

10.10.1	Schedule of officers of Endologix party to the Employment Agreement.

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

10.12	Stock Purchase Agreement, dated July 5, 2005, by and between Endologix and the investors named therein (Incorporated by reference to Exhibit 10.48 to Endologix Current Report on Form 8-K, filed with the SEC on July 8, 2005).

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.