Form 10-Q
period 2007-03-31
ENDOLOGIX INC /DE/
filed 2007-05-09
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007.

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 18, 2007, there were 42,722,628 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
March 31, 2007

Page
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed consolidated balance sheets at March 31, 2007 and December 31, 2006	3
Condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006	4
Condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006	5
Notes to condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 6. Exhibits.	22
Signatures	23
Exhibit Index	24
EXHIBIT 10.13
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,449	$6,271
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized gains of $0 and $3	4,369	12,217
Accounts receivable, net of allowance for doubtful accounts of $27 and $38	3,834	2,763
Other receivables	110	198
Inventories	9,484	9,356
Other current assets	404	637

Total current assets	29,150	31,942

Property and equipment, net	4,402	4,516
Marketable securities available-for-sale, including unrealized losses of $0 and $0	—	1,200
Goodwill	4,631	4,631
Intangibles, net	9,967	10,319
Other assets	78	78

Total assets	$48,228	$52,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,259	$5,009

Total current liabilities	4,259	5,009
Long term liabilities	1,156	1,172

Total liabilities	5,415	6,181

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 43,217,000 and 43,144,000 shares issued, respectively, and 42,722,000 and 42,649,000 shares outstanding, respectively	43	43

Additional paid-in capital	164,444	163,698
Accumulated deficit	(121,103)	(116,663)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Accumulated other comprehensive income	90	88

Total stockholders’ equity	42,813	46,505

Total liabilities and stockholders’ equity	$48,228	$52,686

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Product	$6,250	$2,675
License	58	58

Total revenue	6,308	2,733
Cost of product revenue	2,579	1,119

Gross profit	3,729	1,614

Operating expenses:
Research, development and clinical	1,604	1,687
Marketing and sales	5,192	2,598
General and administrative	1,621	1,601

Total operating expenses	8,417	5,886

Loss from operations	(4,688)	(4,272)

Other income:
Interest income	248	160

Total other income	248	160

Net loss	$(4,440)	$(4,112)

Basic and diluted net loss per share	$(0.10)	$(0.11)

Shares used in computing basic and diluted net loss per share	42,704	36,476

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,440)	$(4,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	524
Amortization of stock-based compensation	557	330
Change in:
Accounts receivable	(1,071)	(814)
Inventories	(39)	7
Other receivables and other assets	321	179
Accounts payable, accrued expenses and long term liabilities	(766)	(1,183)

Net cash used in operating activities	(4,899)	(5,069)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(1,850)	(604)
Sales of available-for-sale securities	10,895	3,988
Cash paid for property and equipment	(160)	(469)

Net cash provided by investing activities	8,885	2,915

Cash flows provided by financing activities:
Proceeds from sale of common stock under employee stock purchase plan	97	189
Proceeds from exercise of common stock options	90	934

Net cash provided by financing activities	187	1,123

Effect of exchange rate changes on cash and cash equivalents	5	2

Net increase (decrease) in cash and cash equivalents	4,178	(1,029)
Cash and cash equivalents, beginning of period	6,271	8,191

Cash and cash equivalents, end of period	$10,449	$7,162

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three-month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. During the three month period ended March 31, 2007, the Company placed into service the ePTFE manufacturing equipment and commenced depreciation of the asset based on the units-of-production method.
     For the three months ended March 31, 2007, the Company incurred a net loss of $4,440. As of March 31, 2007, the Company had an accumulated deficit of $121,103. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In June 2006, the Company sold shares of its common stock that resulted in gross proceeds to the Company of $20,000.
     At March 31, 2007, the Company had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $15,318. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink® System and borrowings available under its credit facility, will be sufficient to fund ongoing operations through at least December 31, 2007. However, if the Company does not realize its expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional financing to fund its operations.
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
2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment,” or FAS 123R. FAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recorded in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. Share-based compensation expense recognized in the Company’s

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
consolidated statements of operations in 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2006 and the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
     The Company elected to adopt FAS 123R using the modified prospective application approach which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense these amounts in the statement of operations over the stock option’s remaining vesting period. Prior periods are not required to be restated.
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
     The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes valuation method:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006
Expected Life (in years) (1)	5.5	5.5
Expected Volatility (2)	73.5%	68.8%
Risk Free Interest Rate (3)	4.7%	5.0%
Dividend Yield (4)	0.0%	0.0%

1)	Estimated based on historical experience.

2)	Volatility based on historical experience over a period equivalent to the expected life in years.

3)	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4)	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.
Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), either incentive stock option or non-qualified stock option awards may be granted and under the 1997 Supplemental Stock Option Plan (the “1997 Plan” and together with the 1996 Plan and 2006 Plan, the “Plans”), non-qualified stock option awards may be granted. Under the Plans, options are granted at a price not less than 100% for incentive stock

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
options and 85% for non-qualified stock options of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At March 31, 2007, there were approximately 1,693 shares of common stock available for future stock option grants.
The following table summarizes option activity for all plans during the first three months of 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Life (Years)	Value

Outstanding at December 31, 2006	3,397	$4.38
Granted	166	4.35
Exercised	(37)	2.41
Forfeited	(184)	3.90
Expired	—	—

Outstanding at March 31, 2007	3,342	$4.43	7.49	$894

Exercisable at March 31, 2007	1,598	$4.65	5.96	$497

Vested or expected to vest	2,946	$4.47	7.27	$796

     The weighted average fair value per option granted during the three months ended March 31, 2007 and 2006 was $2.40 and $4.70, respectively. These amounts were estimated using the Black-Scholes option pricing model with the assumptions listed above. The aggregate intrinsic value of stock options exercised, represented in the table above, was $81 for the three months ended March 31, 2007. The stock options granted during the first quarter of 2007 were outstanding for only a portion of the period, and as such, the compensation expense recognized was only for the period that the options were outstanding. As of March 31, 2007 there was $3,747 of total unrecognized compensation cost related to approximately 1,713 non-vested outstanding stock options, with a per share weighted average fair value of $2.19. The unrecognized expense is anticipated to be recognized over a weighted average period of 14 months.
Expense recorded pursuant to FAS 123R during was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
General and Administrative	$192	$193
Marketing and Sales	173	78
Research, Development, and Clinical	95	77
Cost of Sales	53	—
Total	$513	$348
In addition, the Company has $133 of stock based compensation capitalized in inventory as of March 31, 2007, and $130 of stock based compensation capitalized in inventory as of December 31, 2006.

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
     Under the 2004 Performance Compensation Plan (the “Performance Plan”), Performance Units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three month periods ended March 31, 2007 and 2006, respectively. The total accrued compensation expense as of March 31, 2007 was $255, at which time there were an aggregate of 225 Performance Units outstanding. The total accrued compensation expense as of December 31, 2006, was $160 and there were 243 total Performance Units outstanding. The Company recorded an expense totalling $128 for the three months ended March 31, 2007 and a reduction of expense of $330 for the three months ended March 31, 2006, in accordance with FIN 28. During the three months ended March 31, 2007, 18 Performance Units were exercised resulting in a payout of $33. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.
3. Net Income (Loss) Per Share
     Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three month period ended March 31, 2007 and the three month period ended March 31, 2006 have been excluded from the calculation of diluted earnings per

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
share, as they are anti-dilutive. If anti-dilutive stock options were included for the three months ended March 31, 2007 and 2006, the number of shares used to compute diluted net loss per share would have been increased by approximately 317 shares and 502 shares, respectively. In addition, options to purchase 1,710 shares and 323 shares with an exercise price above the average market price for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.
4. Restricted Cash Equivalents
     The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At March 31, 2007, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.
5. Marketable Securities Available-For-Sale
     The Company accounts for its investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. During the three month periods ended March 31, 2007 and 2006, the Company had no realized gains or losses.
     The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. Two major financial institutions manage the Company’s investment portfolio. Marketable Securities are classified as current or non-current depending on the security’s maturity date. If the maturity date is less than one year from the balance sheet date, the security is classified as current. As of March 31, 2007, $2,869 and $1,500 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively. As of December 31, 2006, $11,917 and $1,500 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	March 31, 2007			December 31, 2006
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain	Value	Cost	Gain	Value
U.S. Treasury and other agencies debt securities	$0	$0	$0	$0	$0	$0

Corporate debt securities	4,369	0	4,369	13,414	3	13,417

	$4,369	$0	$4,369	$13,414	$3	$13,417

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
6. Inventories
     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$1,813	$2,325
Work-in-process	2,440	2,426
Finished goods.	5,231	4,605

	$9,484	$9,356

Inventory reserves, were $55 and $79 as of March 31, 2007 and December 31, 2006, respectively.
7. Line of Credit
     On February 21, 2007, the Company entered into a revolving credit facility, whereby it may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by the Company’s assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009.
     As of March 31, 2007, the Company had no outstanding borrowings under the credit facility and is in compliance with all covenants.
8. License Revenue
     In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. In April 2006, Abbot Laboratories acquired Guidant’s vascular business. This acquisition included all rights under licenses. The Company receives royalty payments based upon the sale of products using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the three months ended March 31, 2007 and 2006, the Company recorded $58 and $58, respectively, in license revenue due on product sales by Guidant or Abbott Laboratories. At March 31, 2007 and December 31, 2006, $60 and $117, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheet.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
9. Product Revenue by Geographic Region
     The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months
	Ended March 31,
	2007	2006
United States	$5,117	$2,116
Netherlands	—	437
Germany	665	—
Other European countries	349	105
Other	119	17

	$6,250	$2,675

     Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets. Prior to the appointment of this distributor in Germany, the Company had a previous distribution agreement with Edwards LifeSciences AG, located in the Netherlands, to sell the Company’s products in selected European markets.
10. Concentrations of Credit Risk and Significant Customers
     During the three months ended March 31, 2007, revenue from LeMaitre Vascular Inc. was $665, which represented 11% of total revenues. During the three months ended March 31, 2006, revenue from Edwards Lifesciences AG were $437, which represented 16% of total revenues, respectively. No other single customer in the three month period ended March 31, 2007 or 2006 accounted for more than 10% of total revenues.
     As of March 31, 2007 only LeMaitre Vascular Inc. accounted for more than 10% of the Company’s accounts receivable balance, an amount of $455. As of December 31, 2006, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
11. Comprehensive Loss
     The Company’s comprehensive loss included the following:

	Three Months
	Ended March 31,
	2007	2006
Net loss	$(4,440)	$(4,112)
Unrealized holding gain arising during the period, net	(3)	3
Foreign currency translation adjustment	5	2

Comprehensive loss	$(4,438)	$(4,107)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
12. Intangible Assets and Goodwill
     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	March 31, 2007	December 31, 2006
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(6,791)	(6,439)

	7,259	7,611

Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$9,967	$10,319

Goodwill, (Indefinite life)	$4,631	$4,631

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2006 and will continue to test for impairment annually as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The Company recognized amortization expense on intangible assets of $352 and $351 during the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense for the remainder of 2007 and the five succeeding fiscal years is as follows:

2007	$1,053
2008	$1,405
2009	$1,405
2010	$1,405
2011	$1,405
2012	$585

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
13. Commitments and Contingencies
Supplier Agreement
     In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., for the supply of ePTFE. The supply agreement has an initial term through December 2007, at which time it automatically renews on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements were reduced and the Company must purchase a specified annual dollar value of the component, as opposed to a quantity of units, for the remaining term of the agreement.
     Under the terms of the second amendment, the Company must purchase a minimum of $2,875 of material in 2007. During the three months ended March 31, 2007, the Company purchased approximately $783 of such material toward fulfilling its 2007 purchase commitment. The Company will complete its 2007 commitment by purchasing an additional $2,092 of the material.
Legal Matters
     The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of any such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.
14. Subsequent Event
     On April 18, 2007, the Company announced receipt of U.S. Food and Drug Administration (FDA) approval to manufacture the ePTFE graft material used in the Powerlink System. The Company’s self-manufactured ePTFE graft material meets the same product specifications as the purchased material.
15. Recent Accounting Pronouncements
     As of January 1, 2007, the Company has adopted Financial Accounting Standards Board Interpretation Number 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
48 were effective as of the beginning of the Company’s 2007 fiscal year, with no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As of March 31, 2007, there are no uncertain tax positions to report.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our sole technology, the Powerlink® System, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, including but not limited to those factors discussed in “Item 1A. Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to update information contained in any forward-looking statement.
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
     The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The self-expanding cobalt chromium alloy cage is covered by ePTFE, a commonly-used surgical graft material. The Powerlink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrate that implantation of our products will reduce the mortality and morbidity rates associated with conventional AAA surgery, as well as provide a clinical alternative to many patients that could not undergo conventional surgery. We are currently selling the Powerlink System in the United States and Europe, and in other selected markets.
     In 2005, per the request of the Japanese Ministry of Health, we submitted data on the United States Food and Drug Administration, or FDA, approved Powerlink System. This permits us to submit Powerlink System data for Shonin approval without the need for additional clinical trials, and upon approval will permit us to have a single technology platform for Europe, the United States, and Japan. We expect to initiate the launch of the Powerlink System in Japan in the second half of 2007.
     We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of April 19, 2007, 147 of the 193 patients required have been enrolled for the second arm of a United States Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of April 19, 2007, 58 of the 60 patients required have been enrolled in a United States Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink ELG to treat patients with large aortic necks. Currently, only one commercial device is capable of treating aortic necks larger than 28 mm. We believe that approximately 10 to 15% of all potential patients are refused minimally invasive treatment due to anatomic considerations.
     We have experienced an operating loss for each of the last five years and expect to continue to incur operating losses for the next twelve months. Our business is subject to a number of challenges inherent in a company with a single technology such as the difficulty in predicting physician acceptance of our product and the difficulty of planning for the growth of our operations relative to the market demand for our product. Consequently, our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future.
Results of Operations
Comparison of the Three Months Ended March 31, 2007 and 2006
     Product Revenue. Product revenue increased 134% to $6.3 million in the three months ended March 31, 2007 from $2.7 million in the three months ended March 31, 2006. Domestic sales increased 142% to $5.1 million in the three months ended March 31, 2007 from $2.1 million in the three months ended March 31, 2006. The increase in domestic sales was due to our investment in additional field sales personnel, and increased market acceptance of the Powerlink System.
     International sales doubled to $1.1 million in the three months ended March 31, 2007 from $559,000 for the comparable period in the prior year. This increase was driven by initial stocking orders from our new European distributor.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     We expect that product revenue will continue to grow, both sequentially and compared to prior year periods as a result of growth in the United States market where we continue to develop and expand our commercial marketing activities.
     License Revenue. License revenue remained unchanged at $58,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. We anticipate that license revenue will remain at approximately this level through the remaining term of the license agreement we entered into with Guidant for our Focus Technology. The license agreement with Guidant, which was assumed by Abbott Laboratories in connection with its acquisition of Guidant’s vascular business, expires in 2008, unless terminated sooner, and provides for minimum annual royalties of $250,000.
     Cost of Product Revenue. The cost of product revenue increased 130% to $2.6 million in the three months ended March 31, 2007 from $1.1 million in the three months ended March 31, 2006. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue remained relatively consistent at 41% in the first quarter of 2007 as compared to 42% in the same period of 2006. The percentage decrease was primarily due to the higher cost of acquisition of a key component of the Powerlink System, which we purchase from Bard Peripheral Vascular, Inc., or BPVI, a subsidiary of C.R. Bard, Inc. This decrease was offset due to higher average selling prices for the Powerlink System in the United States commercial market. Average selling prices are higher to United States customers because we sell direct to hospitals, while international sales are made to distributors.
We expect to see our gross profit percentage remain consistent throughout 2007, but we expect to see significant improvement beginning in 2008, as we start to utilize our self manufactured ePTFE graft material. We expect this improvement to be approximately 15 to 18 percentage points of revenue.
     Research, Development and Clinical. Research, development and clinical expense decreased 5% to $1.6 million in the three months ended March 31, 2007 as compared to $1.7 million for the three months ended March 31, 2006. The decrease was due to a lower amount of outside services and materials needed to support new product and process development projects. We expect that research, development, and clinical expense will remain in the range of $1.5 million to $1.8 million during the remaining quarters of 2007.
     Marketing and Sales. Marketing and sales expense increased 100% to $5.2 million in the three months ended March 31, 2007 from $2.6 million in the three months ended March 31, 2006. The increase in the first quarter of 2007 resulted primarily from the almost doubling of the domestic sales force and the 142% increase in domestic sales between those periods. We anticipate that marketing and sales expense will increase at a decreasing rate over the remainder of the year due to increased production of our tenured sales representatives within their territories.
     General and Administrative. General and administrative expense remained level at $1.6 million in the three months ended March 31, 2007 and in the three months ended March 31, 2006. Lower audit and tax fees were offset by higher personnel costs and relocation expenses. We expect general and administrative expense to decrease to the $1.3 million to $1.5 million range over the next three quarters due to lower professional fees.
     Other Income. Other income increased 55% to $248,000 in the three months ended March 31, 2007, from $160,000 in the same period of 2006. The increase in other income was generated primarily from interest income resulting from higher interest rates and higher invested cash balances in the 2007 period. We expect that interest income will decline in upcoming quarters as the level of invested cash decreases.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
Liquidity and Capital Resources
     For the three months ended March 31, 2007, we incurred a net loss of $4.4 million. As of March 31, 2007, we had an accumulated deficit of $121.1 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. Since July 2003, we have completed four financing transactions resulting in net proceeds to the Company of approximately $58.0 million.
     In February 2007, we entered into a revolving credit facility, whereby we may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the lender. The credit facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter. As of March 31, 2007, we were in compliance with all of these covenants. The amounts outstanding under the credit facility are collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009.
     At March 31, 2007, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $15.3 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System and available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2007. We expect to continue to incur substantial costs and cash outlays in 2007 to support Powerlink System research and development, and United States marketing of the Powerlink System. However, if we fail to effectively penetrate the AAA market, or if we fail to reduce certain discretionary expenditures, if necessary, we may need to seek additional sources of financing. We may not be able to obtain such financing on acceptable terms or at all, which would adversely affect the operations of our business.
     We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:
•	continued market acceptance of the Powerlink System;

•	our ability to successfully expand our commercial marketing of the Powerlink System;

•	the success of our research and development programs for future products;

•	the clinical trial and regulatory approval processes for future products;

•	the costs involved in intellectual property rights enforcement or litigation;

•	the level of hospital reimbursement for ELG procedures and other competitive factors;

•	viability of our sole manufacturing facility through unforeseen natural or other disasters;

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
•	our ability to produce and/or purchase an adequate supply of ePTFE, the key raw material for our Powerlink System; and

•	the establishment of collaborative relationships with other parties.
     As of March 31, 2007, inventory increased 1% to $9.5 million from $9.4 million as of December 31, 2006. The increase in finished goods to $5.2 million from $4.6 million was partially offset by the decrease in raw materials to $1.8 million from $2.3 million. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a three year shelf life.
     In February 1999, the former Endologix entered into a supply agreement with BPVI for the supply of ePTFE. The supply agreement has an initial term through December 2007, at which time it automatically renews on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements were reduced and we must purchase a specified annual dollar value of the component, as opposed to a quantity of units, for the remaining term of the agreement. Our minimum purchase commitment for 2007 is $2.9 million. During the three months ended March 31, 2007, we purchased approximately $783,000 of such components, toward fulfilling our 2007 purchase commitment. We will complete our 2007 commitment by purchasing an additional $2,092,000 of components prior to December 31, 2007.
     We are no longer economically dependent on this vendor as the sole source for this key component. On April 18, 2007, we announced receipt of FDA approval to manufacture the ePTFE graft material used in the Powerlink System. Our self-manufactured ePTFE graft material meets the same specifications as the purchased material.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our financial instruments include cash, short-term and long-term investment grade debt securities. At March 31, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in United States currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at March 31, 2007.
     All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of March 31, 2007, we had no outstanding amounts under our credit facility and therefore, were not subject to any risk from changes in interest rates.
Item 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.
OTHER INFORMATION
Item 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit 10.13	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.
Date: May 9, 2007	/s/ Paul McCormick
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	/s/ Robert J. Krist
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit 10.13	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.