Form 10-Q
period 2007-06-30
ENDOLOGIX INC /DE/
filed 2007-08-03
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 000-28440
ENDOLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 23, 2007, there were 42,872,585 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
June 30, 2007

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,097	$6,271
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized gains of $0 and $3	1,200	12,217
Accounts receivable, net of allowance for doubtful accounts of $27 and $38	4,170	2,763
Other receivables	141	198
Inventories	9,348	9,356
Other current assets	283	637

Total current assets	26,739	31,942

Property and equipment, net	4,220	4,516
Marketable securities available-for-sale	—	1,200
Goodwill	4,631	4,631
Intangibles, net	9,616	10,319
Other assets	78	78

Total assets	$45,284	$52,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,106	$5,009

Total current liabilities	4,106	5,009
Long term liabilities	1,140	1,172

Total liabilities	5,246	6,181

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 43,318,000 and 43,144,000 shares issued, respectively, and 42,823,000 and 42,649,000 shares outstanding, respectively	43	43

Additional paid-in capital	165,369	163,698
Accumulated deficit	(124,816)	(116,663)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Accumulated other comprehensive income	103	88

Total stockholders’ equity	40,038	46,505

Total liabilities and stockholders’ equity	$45,284	$52,686

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Product	$6,258	$3,446	$12,508	$6,121
License	60	49	118	107

Total revenue	6,318	3,495	12,626	6,228
Cost of product revenue	2,638	1,798	5,217	2,917

Gross profit	3,680	1,697	7,409	3,311

Operating expenses:
Research, development and clinical	1,455	1,830	3,059	3,517
Marketing and sales	4,686	3,152	9,878	5,750
General and administrative	1,446	1,325	3,067	2,926

Total operating expenses	7,587	6,307	16,004	12,193

Loss from operations	(3,907)	(4,610)	(8,595)	(8,882)

Other income:
Interest income	194	222	442	382

Total other income	194	222	442	382

Net loss	$(3,713)	$(4,388)	$(8,153)	$(8,500)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.19)	$(0.23)

Shares used in computing basic and diluted net loss per share	42,728	38,203	42,716	37,345

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,153)	$(8,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,077	1,108
Stock-based compensation	1,191	708
Change in:
Accounts receivable	(1,407)	(912)
Inventories	179	528
Other receivables and other assets	411	201
Accounts payable, accrued expenses and long term liabilities	(935)	(1,538)

Net cash used in operating activities	(7,637)	(8,405)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(1,850)	(2,104)
Sales of available-for-sale securities	14,064	5,089
Cash paid for property and equipment	(273)	(610)

Net cash provided by investing activities	11,941	2,375

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	—	18,798
Proceeds from sale of common stock under employee stock purchase plan	327	189
Proceeds from exercise of common stock options	177	934

Net cash provided by financing activities	504	19,921

Effect of exchange rate changes on cash and cash equivalents	18	12

Net increase (decrease) in cash and cash equivalents	4,826	13,903
Cash and cash equivalents, beginning of period	6,271	8,191

Cash and cash equivalents, end of period	$11,097	$22,094

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited six month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     For the six months ended June 30, 2007, the Company incurred a net loss of $8,153. As of June 30, 2007, the Company had an accumulated deficit of $124,816. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In June 2006, the Company sold shares of its common stock that resulted in gross proceeds to the Company of $20,000.
     At June 30, 2007, the Company had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $12,797. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink® System and borrowings available under its credit facility, will be sufficient to fund ongoing operations through at least June 30, 2008. However, if the Company does not realize its expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional financing to fund its operations.
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
2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment,” or FAS 123R. FAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recorded in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. Share-based compensation expense recognized in the Company’s consolidated statements of operations after December 31, 2005 includes (i) compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

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
     The weighted average of the assumptions that were used to estimate the fair value of stock options granted using the Black-Scholes valuation method are as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Expected Life (in years) (1)	5.5	5.5
Expected Volatility (2)	72.2%	75.9%
Risk Free Interest Rate (3)	4.7%	5.0%
Dividend Yield (4)	0.0%	0.0%

1)	Estimated based on historical experience.

2)	Volatility based on historical experience over a period equivalent to the expected life in years.

3)	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4)	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.
Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), either incentive stock option or non-qualified stock option awards may be granted and under the 1997 Supplemental Stock Option Plan (the “1997 Plan” and together with the “1996 Plan” and “2006 Plan”, the “Plans”), non-qualified stock option awards may be granted. Under the Plans, options are generally granted at a price equal to the fair market value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At June 30, 2007, there were approximately 922 shares of common stock available for future stock option grants.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
The following table summarizes option activity for all plans during the first six months of 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Life (Years)	Value

Outstanding at December 31, 2006	3,397	$4.38
Granted	1,004	4.32
Exercised	(60)	2.92
Forfeited	(254)	4.23
Expired	(38)	3.88

Outstanding at June 30, 2007	4,049	$4.40	7.78	$1,837

Exercisable at June 30, 2007	1,937	$4.46	6.30	$1,099

Vested or expected to vest	3,584	$4.42	7.58	$1,669

The weighted average fair value per option granted during the three months ended June 30, 2007 and 2006 was $2.81 and $2.39, respectively. During the six months ended June 30, 2007 and 2006, the weighted average fair value was $2.75 and $2.53, respectively. These amounts were estimated using the Black-Scholes option pricing model with the assumptions listed above. The aggregate intrinsic value of stock options exercised, represented in the table above, was $14 for the three months ended June 30, 2007 and $95 for the six months ended June 30, 2007. The stock options granted during the second quarter of 2007 were outstanding for only a portion of the period, and as such, the compensation expense recognized was only for the period that the options were outstanding. As of June 30, 2007 there was $4,830 of total unrecognized compensation cost related to approximately 2,092 non-vested outstanding stock options, with a per share weighted average fair value of $2.31. The unrecognized expense is anticipated to be recognized over a weighted average period of 17 months.
Expense recorded pursuant to FAS 123R during the three and six month periods ended June 30, 2006 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
General and Administrative	$237	$169	$429	$362
Marketing and Sales	202	102	375	180
Research, Development, and Clinical	101	86	196	163
Cost of Sales	84	31	137	31

Total	$624	$388	$1,137	$736
In addition, the Company has $107 of stock based compensation capitalized in inventory as of June 30, 2007, and $130 of stock based compensation capitalized in inventory as of December 31, 2006.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
     Under the 2004 Performance Compensation Plan (the “Performance Plan”), Performance Units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three and six month periods ended June 30, 2007 and 2006, respectively. The total accrued compensation expense as of June 30, 2007 was $343, at which time there were an aggregate of 220 Performance Units outstanding. The total accrued compensation expense as of December 31, 2006, was $160 and there were 243 total Performance Units outstanding. The Company recorded an expense totaling $93 and $221 for the three and six months ended June 30, 2007 and a reduction of expense of $235 and $565 for the three and six months ended June 30, 2006, in accordance with FIN 28. During the three and six months ended June 30, 2007, 5 and 23 Performance Units were exercised resulting in a payout of $5 and $38. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.
3. Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and six month periods ended June 30, 2007 and the three and six month periods ended June 30, 2006 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.
If anti-dilutive stock options were included for the three months ended June 30, 2007 and 2006, the number of shares used to compute diluted net loss per share would have been increased by approximately 333 shares and 184 shares, respectively. In addition, options to purchase 2,069 shares and 2,131 shares with an exercise price above the average market price for the three months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive. If anti-dilutive stock options were included for the six months ended June 30, 2007 and 2006, the number of shares used to compute diluted net loss per share would have been increased by approximately 327 shares and 340 shares, respectively. In addition, options to purchase 1,883 shares and 1,392 shares with an exercise price above the average market price for the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted loss per share because the effect would also have been anti-dilutive.
4. Restricted Cash Equivalents
     The Company has a $500 line of credit with a bank in conjunction with a corporate credit card agreement. At June 30, 2007, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.
5. Marketable Securities Available-For-Sale
     The Company accounts for its investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. The cost

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
of securities sold is based on the specific identification method. During the three and six month periods ended June 30, 2007 and 2006, the Company had no realized gains or losses.
     The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. Two major financial institutions manage the Company’s investment portfolio. Marketable securities are classified as current or non-current depending on the security’s maturity date. If the maturity date is less than one year from the balance sheet date, the security is classified as current. As of June 30, 2007, $0 and $1,200 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and had original contractual maturities between one to two years, respectively. As of December 31, 2006, $11,917 and $1,500 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	June 30, 2007			December 31, 2006
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain	Value	Cost	Gain	Value
Corporate debt securities	$1,200	$0	$1,200	$13,414	$3	$13,417

6. Inventories
     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$2,389	$2,325
Work-in-process	1,929	2,426
Finished goods	5,030	4,605

	$9,348	$9,356

Inventory reserves, were $87 and $79 as of June 30, 2007 and December 31, 2006, respectively.
7. Line of Credit
     On February 21, 2007, the Company entered into a revolving credit facility, whereby it may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of the Company’s business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by the Company’s assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009.
     As of June 30, 2007, the Company had no outstanding borrowings under the credit facility and is in compliance with all covenants.
8. License Revenue
     In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. In April 2006, Abbot Laboratories acquired Guidant’s vascular business. This acquisition included all rights under licenses. The Company receives royalty payments based upon the sale of products using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the three months ended June 30,

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
2007 and 2006, the Company recorded $60 and $49, respectively, in license revenue due on product sales by Guidant or Abbott Laboratories. During the six months ended June 30, 2007 and 2006, the Company recorded $118 and $107, respectively, in license revenue due on product sales by Guidant or Abbott Laboratories. At June 30, 2007 and December 31, 2006, $92 and $117, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheet.
9. Product Revenue by Geographic Region
     The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
United States	$5,363	$2,780	$10,480	$4,896
Netherlands	—	440	—	877
Germany	464	—	1,129	—
Other European countries	212	164	561	269
Latin America	208	50	303	67
Other	11	12	35	12

	$6,258	$3,446	$12,508	$6,121

     Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets. Prior to the appointment of this distributor in Germany, the Company had a previous distribution agreement with Edwards LifeSciences AG, located in the Netherlands, to sell the Company’s products in selected European markets.
10. Concentrations of Credit Risk and Significant Customers
     During the three and six months ended June 30, 2007, no single customer accounted for more than 10% of total revenues. During the three and six months ended June 30, 2006, revenue from Edwards Lifesciences AG were $440 and $877, which represented 13% and 14% of total revenues, respectively. No other single customer in the three and six month period ended June 30, 2006 accounted for more than 10% of total revenues.
     As of June 30, 2007 and December 31, 2006, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
11. Comprehensive Loss
The Company’s comprehensive loss included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net loss	$(3,713)	$(4,388)	$(8,153)	$(8,500)
Unrealized holding gain(loss) arising during the period, net	—	11	(3)	14
Foreign currency translation adjustment	13	10	18	12

Comprehensive loss	$(3,700)	$(4,367)	$(8,138)	$(8,474)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
12. Intangible Assets and Goodwill
     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	June 30, 2007	December 31, 2006
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(7,142)	(6,439)

	6,908	7,611
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$9,616	$10,319

Goodwill, (Indefinite life)	$4,631	$4,631

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2007 and will continue to test for impairment annually as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The Company recognized amortization expense on intangible assets of $352 and $352 during the three months ended June 30, 2007 and 2006, respectively. The Company recognized amortization expense on intangible assets of $703 and $703 during the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense for the remainder of 2007 and the five succeeding fiscal years is as follows:

2007	$702
2008	$1,405
2009	$1,405
2010	$1,405
2011	$1,405
2012	$585
13. Commitments and Contingencies
Supplier Agreement
     In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., for the supply of ePTFE. The supply agreement has an initial term through December 2007, at which time it automatically renews on a year-by-year basis for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements were reduced and the Company must purchase a specified annual dollar value of the component, as opposed to a quantity of units, for the remaining term of the agreement.
     Under the terms of the second amendment, the Company must purchase a minimum of $2,875 of material in 2007. During the three and six months ended June 30, 2007, the Company purchased approximately $828 and $1,611 of such material toward fulfilling its 2007 purchase commitment. The Company will complete its 2007 commitment by purchasing an additional $1,264 of the material.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
Legal Matters
     On July 6, 2007, Harrison Lazarus, M.D. filed a lawsuit against the Company in the United States District Court for the Central District of Utah, alleging the Company’s products are infringing a patent owned by him. Dr. Lazarus is seeking an injunction against further alleged infringement of the patent at issue and unspecified damages. The Company believes that his claims are without merit. The Company has filed a counter claim against Dr. Lazarus, and intends to vigorously defend its intellectual property rights.
     The Company is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of any such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.
14. Recent Accounting Pronouncements
     As of January 1, 2007, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. FIN48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year, with no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As of June 30, 2007, there are no uncertain tax positions to report.
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
Our Business
     We are engaged in the development, manufacture, sale and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the Powerlink® System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAA is approximately 75%, making it the 14th leading cause of death for persons 55 years of age and older in the United States.
     The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The self-expanding cobalt chromium alloy cage is covered by ePTFE, a commonly-used surgical graft material. The Powerlink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. We believe that our products reduce the mortality and morbidity rates associated with conventional AAA surgery, as well as provide a clinical alternative to many patients that could not undergo conventional surgery. We are currently selling the Powerlink System in the United States and Europe, and in other selected markets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     In 2005, per the request of the Japanese Ministry of Health, we submitted data on the United States Food and Drug Administration, or FDA, approved Powerlink System. This permits us to submit Powerlink System data for Shonin approval without the need for additional clinical trials, and upon approval will permit us to have a single technology platform for Europe, the United States, and Japan. We expect to commercially launch the Powerlink System in Japan in the second half of 2007.
     We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of July 16, 2007, 148 of the required 193 patients have been enrolled for the second arm of a United States Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of July 16, 2007, 58 of the required 60 patients have been enrolled in a United States Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink ELG to treat patients with large aortic necks. Currently, only one commercial device is capable of treating aortic necks larger than 26 mm. We believe that approximately 10% to 15% of all potential AAA patients are refused minimally invasive treatment due to their anatomic considerations.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2007 and 2006
     Product Revenue. Product revenue increased 82% to $6.3 million in the three months ended June 30, 2007 from $3.4 million in the three months ended June 30, 2006. Domestic sales increased 93% to $5.4 million in the three months ended June 30, 2007 from $2.8 million in the three months ended June 30, 2006. The increase in domestic sales was due to our investment in additional field sales personnel, and increased market acceptance of the Powerlink System.
     International sales increased 34% to $895,000 in the three months ended June 30, 2007 from $666,000 for the comparable period in the prior year. This increase was driven by higher sales in Latin America.
      We expect that product revenue will continue to grow, both sequentially and compared to prior year periods. We anticipate that product revenue will be in the range of $25 to $29 million for year ended December 31, 2007.
     Cost of Product Revenue. The cost of product revenue increased 47% to $2.6 million in the three months ended June 30, 2007 from $1.8 million in the three months ended June 30, 2006. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 42% in the second quarter of 2007 as compared to 52% in the same period of 2006. Cost of product revenue as a percentage of product revenue was higher in 2006 primarily because of a $326,000 charge in 2006 for a reserve to complete the final phase of our catheter recall.
     We expect to see our gross profit percentage remain consistent throughout 2007, but we expect to see significant improvement beginning in 2008, as we start to utilize our self manufactured ePTFE graft material. We expect this improvement to be approximately 15 to 18 percentage points of revenue.
     Research, Development and Clinical. Research, development and clinical expense decreased 20% to $1.5 million in the three months ended June 30, 2007 as compared to $1.8 million for the three months ended June 30, 2006. The decrease was due to a lower amount of outside services and materials needed to support new product and process development projects. We expect that research, development, and clinical expense will remain in the range of $1.5 million to $1.8 million during the remaining quarters of 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     Marketing and Sales. Marketing and sales expense increased 49% to $4.7 million in the three months ended June 30, 2007 from $3.2 million in the three months ended June 30, 2006. The increase in the second quarter of 2007 resulted primarily from an increase of the domestic sales force resulting in a 93% increase in domestic sales between those periods. We anticipate that marketing and sales expense will increase at a decreasing rate over the remainder of the year due to increased production of our tenured sales representatives within their territories.
     General and Administrative. General and administrative expense increased slightly to $1.4 million in the three months ended June 30, 2007 from $1.3 million in the three months ended June 30, 2006. The increase was primarily due to higher stock based compensation charges in the three months ended June 30, 2007. We expect general and administration expense to remain in the $1.3 to $1.5 million range per quarter over the remainder of the year.
     Other Income. Other income decreased 13% to $194,000 in the three months ended June 30, 2007, from $222,000 in the same period of 2006. The decrease in other income was generated primarily from lower invested cash balances in the 2007 period. We expect that interest income will decline in upcoming quarters as the level of invested cash decreases.
Comparison of the Six Months Ended June 30, 2007 and 2006
     Product Revenue. Product revenue increased 104% to $12.5 million in the six months ended June 30, 2007 from $6.1 million in the six months ended June 30, 2006. Domestic sales increased 114% to $10.5 million in the six months ended June 30, 2007 from $4.9 million in the six months ended June 30, 2006. The increase in domestic sales was due to our investment in additional field sales personnel, and increased acceptance of the Powerlink System.
     International sales increased 66% to $2.0 million in the six months ended June 30, 2007 from $1.2 million for the comparable period in the prior year. This increase was primarily due to the new European distributor orders during the first six months of 2007.
     Cost of Product Revenue. The cost of product revenue increased 79% to $5.2 million in the six months ended June 30, 2007 from $2.9 million in the six months ended June 30, 2006. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 42% in the six months ended June 30, 2007 from 48% in the same period of 2006. The percentage decrease was due to higher average selling prices for the Powerlink System in the U.S. commercial market and the $326,000 charge for the reserve in 2006 to complete the final phase of the voluntary recall.
     Research, Development and Clinical. Research, development and clinical expense decreased 13% to $3.1 million in the six months ended June 30, 2007 as compared to $3.5 million for the six months ended June 30, 2006. The decrease was due to a lower amount of outside services needed to support new product and process development projects.
     Marketing and Sales. Marketing and sales expense increased 72% to $9.9 million in the six months ended June 30, 2007 from $5.8 million in the six months ended June 30, 2006. The increase resulted primarily from the expansion of our sales force and sales support work force to support the ongoing U.S. commercial launch of the Powerlink System, somewhat offset by lower European sales and marketing expenses.
     General and Administrative. General and administrative expense increased 5% to $3.1 million in the six months ended June 30, 2007, from $2.9 million in the six months ended June 30, 2006. The increase was primarily due to higher stock based compensation charges in the six months ended June 30, 2007 as compared to the same period in 2006.

     Other Income. Other income increased 16% to $442,000 in the six months ended June 30, 2007, from $382,000 in the same period of 2006. The increase in other income was primarily due to interest income, which had higher interest rates and higher invested cash balances in the 2007 period.
Liquidity and Capital Resources
     For the six months ended June 30, 2007, we incurred a net loss of $8.2 million. As of June 30, 2007, we had an accumulated deficit of $124.8 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. Since July 2003, we have completed four financing transactions resulting in net proceeds to the Company of approximately $58.0 million.
     In February 2007, we entered into a revolving credit facility, whereby we may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the lender. The credit facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter. As of June 30, 2007, we were in compliance with all of these covenants. The amounts outstanding under the credit facility are collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009.
     At June 30, 2007, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $12.8 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System and available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least June 30, 2008. We expect to continue to incur substantial costs and cash outlays in 2007 to support Powerlink System research and development, and United States marketing of the Powerlink System. If we fail to effectively penetrate the AAA market, or if we fail to reduce certain discretionary expenditures, if necessary, we may need to seek additional sources of financing. We may not be able to obtain such financing on acceptable terms or at all, which would adversely affect the operations of our business.
     In June 2007, BioLucent, Inc., a privately held medical device company in which we hold a minority interest, announced that it had entered into a definitive agreement to be acquired by Hologic, Inc., which transaction is expected to close in the third quarter of 2007. Pursuant to the terms of the definitive agreement, each BioLucent stockholder will receive a portion of a closing payment, net of amounts set aside in escrow to provide for future indemnity claims, if any, equal to $70 million, $5 million of which is payable in cash and $65 million of which is payable in cash or stock or a combination of cash and stock at the option of Hologic. In addition, each stockholder of BioLucent will be entitled to receive a portion of up to $15 million of earn-out amounts. Upon the closing of the transaction we expect to receive approximately $297,000 in value for our equity interest in BioLucent and we may receive an additional $75,000 if the earn-out payments are paid in full. In addition, pursuant to a license agreement previously entered into with BioLucent, upon the acquisition of BioLucent, we have the option to continue the royalty arrangement or to receive a one-time cash payment in exchange for a fully-paid license. We have not made any election under the license agreement at this time.

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
     As of June 30, 2007, inventory remained relatively unchanged at $9.3 million as compared to $9.4 million as of December 31, 2006. The increase in finished goods to $5.0 million from $4.6 million was partially offset by the decrease in work in process to $1.9 million from $2.3 million. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a shelf life of up to three years.
     In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular, Inc. for the supply of ePTFE. The supply agreement has an initial term through December 2007, at which time it automatically renews on a year-by-year basis, for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a second amendment to the supply agreement dated September 8, 2006, the minimum purchase requirements were reduced and we must purchase a specified annual dollar value of the component, as opposed to a quantity of units, for the remaining term of the agreement. Our minimum purchase commitment for 2007 is $2.9 million. During the six months ended June 30, 2007, we purchased approximately $1,611,000 of such components toward fulfilling our 2007 purchase commitment. We will complete our 2007 commitment by purchasing an additional $1,264,000 of components prior to December 31, 2007.
     We are no longer economically dependent on this vendor as the sole source for this key component. On April 18, 2007, we announced receipt of FDA approval to manufacture the ePTFE graft material used in the Powerlink System. Our self-manufactured ePTFE graft material meets the same specifications as the purchased material.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our financial instruments include cash, short-term and long-term investment grade debt securities. At June 30, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in United States currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at June 30, 2007.
     All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of June 30, 2007, we had no outstanding amounts under our credit facility and therefore, were not subject to any risk from changes in interest rates.
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

Part II.
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
      On July 6, 2007, Harrison Lazarus, M.D. filed a lawsuit against us in the United States District Court for the Central District of Utah, alleging our products are infringing a patent owned by him. Dr. Lazarus is seeking an injunction against further alleged infringement of the patent at issue and unspecified damages. We believe that his claims are without merit. We have filed a counterclaim against Dr. Lazarus, and intend to vigorously defend our intellectual property rights.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The annual meeting of stockholders was held on May 24, 2007. The following actions were taken at this meeting:
1.	In the election of directors, the following is a tabulation of the votes:

	Number of Shares
Name	For	Withheld
Paul McCormick	32,483,687	943,359
Roderick de Greef	33,406,594	20,452
Gregory D. Waller	33,406,414	20,632
2.	Ratification of selection of independent registered public accounting firm:

	Number of Shares
For	Against	Abstain	Broker Non Votes
32,471,360	946,750	8,936	—

Item 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: August 3, 2007	/s/ Paul McCormick
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2007	/s/ Robert J. Krist
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