Form 10-Q
period 2007-09-30
ENDOLOGIX INC /DE/
filed 2007-11-01
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ___________ to ___________
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 23, 2007, there were 42,884,231 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
September 30, 2007

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,031	$6,271
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized gains of $36 and $3	335	12,217
Accounts receivable, net of allowance for doubtful accounts of $27 and $38	4,002	2,763
Other receivables	669	198
Inventories	9,217	9,356
Other current assets	835	637

Total current assets	24,589	31,942

Property and equipment, net	4,008	4,516
Marketable securities available-for-sale	—	1,200
Goodwill	4,631	4,631
Intangibles, net	9,265	10,319
Other assets	78	78

Total assets	$42,571	$52,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,006	$5,009

Total current liabilities	4,006	5,009
Long term liabilities	1,124	1,172

Total liabilities	5,130	6,181

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 43,378,000 and 43,144,000 shares issued, respectively, and 42,883,000 and 42,649,000 shares outstanding, respectively	43	43

Additional paid-in capital	166,123	163,698
Accumulated deficit	(128,210)	(116,663)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Accumulated other comprehensive income	146	88

Total stockholders’ equity	37,441	46,505

Total liabilities and stockholders’ equity	$42,571	$52,686

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Product	$6,592	$3,748	$19,100	$9,869
License	560	53	678	160

Total revenue	7,152	3,801	19,778	10,029
Cost of product revenue	2,432	1,532	7,649	4,449

Gross profit	4,720	2,269	12,129	5,580

Operating expenses:
Research, development and clinical	1,606	1,628	4,665	5,145
Marketing and sales	4,788	4,023	14,666	9,773
General and administrative	1,635	1,167	4,702	4,093
Termination of supply agreement	550	—	550	—

Total operating expenses	8,579	6,818	24,583	19,011

Loss from operations	(3,859)	(4,549)	(12,454)	(13,431)

Other income:
Interest income	152	352	558	719
Other income	313	5	349	20

Total other income	465	357	907	739

Net loss	$(3,394)	$(4,192)	$(11,547)	$(12,692)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.27)	$(0.32)

Shares used in computing basic and diluted net loss per share	42,870	42,626	42,767	39,124

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,547)	$(12,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,624	1,708
Stock-based compensation	1,857	1,076
Realized gain on investments	(314)	—
Change in:
Accounts receivable	(1,239)	(1,381)
Inventories	442	153
Other receivables and other assets	(645)	(27)
Accounts payable, accrued expenses and long term liabilities	(1,051)	(1,434)

Net cash used in operating activities	(10,873)	(12,597)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	(1,850)	(11,159)
Sales of available-for-sale securities	15,255	10,441
Cash paid for property and equipment	(344)	(809)

Net cash provided by (used in) investing activities	13,061	(1,527)

Cash flows provided by financing activities:
Proceeds from sale of common stock, net of expenses	—	18,753
Proceeds from sale of common stock under employee stock purchase plan	327	319
Proceeds from exercise of common stock options	220	934

Net cash provided by financing activities	547	20,006

Effect of exchange rate changes on cash and cash equivalents	25	3

Net increase in cash and cash equivalents	2,760	5,885
Cash and cash equivalents, beginning of period	6,271	8,191

Cash and cash equivalents, end of period	$9,031	$14,076

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited nine month period ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     For the nine months ended September 30, 2007, the Company incurred a net loss of $11,547. As of September 30, 2007, the Company had an accumulated deficit of $128,210. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In June 2006, the Company sold shares of its common stock that resulted in gross proceeds to the Company of $20,000.
     At September 30, 2007, the Company had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $9,866. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink® System and borrowings available under its credit facility, will be sufficient to fund ongoing operations through at least September 30, 2008. However, if the Company does not realize its expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional financing to fund its operations.
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
     The weighted average of the assumptions that were used to estimate the fair value of stock options granted using the Black-Scholes valuation method are as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Expected Life (in years) (1)	5.5	5.5
Expected Volatility (2)	72.0%	76.1%
Risk Free Interest Rate (3)	4.7%	5.0%
Dividend Yield (4)	0.0%	0.0%

1)	Estimated based on historical experience.

2)	Volatility based on historical experience over a period equivalent to the expected life in years.

3)	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4)	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.
Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), either incentive stock option or non-qualified stock option awards may be granted and under the 1997 Supplemental Stock Option Plan (the “1997 Plan” and together with the “1996 Plan” and “2006 Plan”, the “Plans”), non-qualified stock option awards may be granted. Under the Plans, options are generally granted at a price equal to the fair market value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At September 30, 2007, there were approximately 780 shares of common stock available for future stock option grants.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
The following table summarizes option activity for all Plans during the first nine months of 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Life (Years)	Value

Outstanding at December 31, 2006	3,397	$4.38
Granted	1,290	4.24
Exercised	(121)	1.91
Forfeited	(477)	4.31
Expired	(38)	3.88

Outstanding at September 30, 2007	4,051	$4.42	7.67	$1,696

Exercisable at September 30, 2007	1,991	$4.57	6.20	$938

Vested or expected to vest	3,635	$4.44	7.48	$1,551

The weighted average fair value per option granted during the three months ended September 30, 2007 and 2006 was $2.55 and $2.54, respectively. During the nine months ended September 30, 2007 and 2006, the weighted average fair value was $2.71 and $2.53, respectively. These amounts were estimated using the Black-Scholes option pricing model with the assumptions listed above. The aggregate intrinsic value of stock options exercised, represented in the table above, was $197 for the three months ended September 30, 2007 and $292 for the nine months ended September 30, 2007. The stock options granted during the third quarter of 2007 were outstanding for only a portion of the period, and as such, the compensation expense recognized was only for the period that the options were outstanding. As of September 30, 2007 there was $4,666 of total unrecognized compensation cost related to approximately 2,040 non-vested outstanding stock options, with a per share weighted average fair value of $2.29. The unrecognized expense is anticipated to be recognized over a weighted average period of 17 months.
Expense recorded pursuant to FAS 123R during the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
General and Administrative	$300	$123	$729	$485
Marketing and Sales	227	124	602	304
Research, Development, and Clinical	108	92	304	255
Cost of Sales	17	4	154	35

Total	$652	$343	$1,789	$1,079
In addition, the Company had $153 of stock based compensation capitalized into inventory as of September 30, 2007, and $130 of stock based compensation capitalized into inventory as of December 31, 2006.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
     Under the 2004 Performance Compensation Plan (the “Performance Plan”), Performance Units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three and nine month periods ended September 30, 2007 and 2006, respectively. The total accrued compensation expense as of September 30, 2007 was $168, at which time there were an aggregate of 154 Performance Units outstanding. The total accrued compensation expense as of December 31, 2006, was $160 and there were 243 total Performance Units outstanding. The Company recorded a reduction of expense totaling $103 and an expense totaling $117 for the three and nine months ended September 30, 2007 and an expense of $98 and a reduction in expense of $467 for the three and nine months ended September 30, 2006, in accordance with FIN 28. During the three and nine months ended September 30, 2007, 64 and 87 Performance Units were exercised resulting in a payout of $71 and $109, respectively. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.
3. Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and nine month periods ended September 30, 2007 and the three and nine month periods ended September 30, 2006 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.
     If anti-dilutive stock options were included for the three months ended September 30, 2007 and 2006, the number of shares used to compute diluted net loss per share would have been increased by approximately 3,222 and 2,350 shares, respectively. Of these amounts, 3,068 shares and 2,140 shares had an exercise price above the average closing price for the three months ended September 30, 2007 and 2006, respectively.
     If anti-dilutive stock options were included for the nine months ended September 30, 2007 and 2006, the number of shares used to compute diluted net loss per share would have been increased by approximately 2,418 and 1,982 shares, respectively. Of these amounts, 2,154 shares and 1,662 shares had an exercise price above the average closing price for the nine months ended September 30, 2007 and 2006, respectively.
4. Restricted Cash Equivalents
     The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At September 30, 2007, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.
5. Marketable Securities Available-For-Sale
     The Company accounts for its investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. During the three and nine month periods ended

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
September 30, 2007, the Company had realized gains of $313. During the three and nine months ended September 30, 2006, the Company had no realized gains or losses.
     The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. In addition, at September 30, 2007, the Company held 5 shares of Hologic, Inc. common stock with a market value of $326. The Company subsequently liquidated this investment on October 17, 2007.
      Two major financial institutions manage the Company’s investment portfolio. Marketable securities are classified as current or non-current depending on the security’s maturity date. If the maturity date is less than one year from the balance sheet date, the security is classified as current. As of September 30, 2007, $9 and $0 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and had original contractual maturities between one to two years, respectively. As of December 31, 2006, $11,917 and $1,500 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year, and between one to two years, respectively.

	September 30, 2007			December 31, 2006
		Gross			Gross
		Unrealized			Unrealized
		Holding	Fair		Holding	Fair
	Cost	Gain	Value	Cost	Gain	Value
Corporate debt securities	$9	$0	$9	$13,414	$3	$13,417
Marketable equity securities	$290	$36	$326	$0	$0	$0

	$299	$36	$335	$13,414	$3	$13,417

6. Inventories
     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$3,083	$2,325
Work-in-process	2,138	2,426
Finished goods	3,996	4,605

	$9,217	$9,356

Inventory reserves, were $302 and $79 as of September 30, 2007 and December 31, 2006, respectively.
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
     As of September 30, 2007, the Company had no outstanding borrowings under the credit facility and is in compliance with all covenants.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
8. License Revenue
     In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. In April 2006, Abbott Laboratories acquired Guidant’s vascular business. This acquisition included all rights and obligations under licenses. The Company receives royalty payments based upon the sale of products using the Focus technology. The agreement includes minimum annual royalties of $250 and expires in 2008. During the three months ended September 30, 2007 and 2006, the Company recorded $60 and $53, respectively, in license revenue due on product sales by Abbott Laboratories. During the nine months ended September 30, 2007 and 2006, the Company recorded $178 and $160, respectively, in license revenue due on product sales by Abbott Laboratories. At September 30, 2007 and December 31, 2006, $130 and $117, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheet.
     In September 2006, the Company licensed to BioLucent, Inc., a privately held medical device company, rights under certain patents held by the Company. In September 2007, Hologic, Inc. purchased BioLucent, Inc. Pursuant to this acquisition, the Company had the option to continue the royalty arrangement or to receive a one-time cash payment in exchange for a fully-paid up license. The Company elected to receive the one-time payment of $500, which has been recorded as license revenue in the three and nine month periods ended September 30, 2007 in the accompanying unaudited condensed consolidated financial statements. At September 30, 2007, the $500 due under this agreement was included in other receivables on the condensed consolidated balance sheet and the payment was subsequently received in October 2007.
9. Product Revenue by Geographic Region
     The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
United States	$5,827	$3,376	$16,307	$8,269
Netherlands	—	258	—	1,136
Germany	302	—	1,431	—
Other European countries	182	56	743	269
Latin America	204	48	507	115
Other	77	10	112	80

	$6,592	$3,748	$19,100	$9,869

     Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets. Prior to the January 1, 2007 appointment of this distributor in Germany, the Company had a distribution agreement with Edwards LifeSciences AG, located in the Netherlands, to sell the Company’s products in selected European markets.
10. Concentrations of Credit Risk and Significant Customers
     During the three and nine months ended September 30, 2007, no single customer accounted for more than 10% of total revenues. During the nine months ended September 30, 2006, revenue from Edwards Lifesciences AG was $1,136, which represented 11% of total revenues. No other single customer in the three and nine month period ended September 30, 2006 accounted for more than 10% of total revenues.
     As of September 30, 2007 and December 31, 2006, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
11. Comprehensive Loss
The Company’s comprehensive loss included the following:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,394)	$(4,192)	$(11,547)	$(12,692)
Unrealized holding gain arising during the period, net	36	9	33	23
Foreign currency translation adjustment	7	(9)	25	3

Comprehensive loss	$(3,351)	$(4,192)	$(11,489)	$(12,666)

12. Intangible Assets and Goodwill
     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	September 30,	December 31,
	2007	2006
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(7,493)	(6,439)

Net developed technologyy	6,557	7,611
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$9,265	$10,319

Goodwill, (Indefinite life)	$4,631	$4,631

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
     The Company recognized amortization expense on intangible assets of $350 and $351 during the three months ended September 30, 2007 and 2006, respectively. The Company recognized amortization expense on intangible assets of $1,054 and $1,054 during the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense for the remainder of 2007 and the five succeeding fiscal years is as follows:

2007	$351
2008	$1,405
2009	$1,405
2010	$1,405
2011	$1,405
2012	$586
13. Commitments and Contingencies
Supplier Agreement
     In February 1999, the former Endologix entered into a supply agreement with Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., for the supply of ePTFE. The supply agreement has an initial term through December 2007, at which time it automatically renews on a year-by-year basis for additional one-year periods, unless either party gives the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a third amendment to the supply agreement dated September 21, 2007, the minimum purchase requirement for the 2007 year was reduced from $2,875 to $2,200, the Company agreed to pay $550 in consideration for the reduction, and both parties agreed to terminate the agreement on December 31, 2007. The $550 paid to reduce the 2007 commitment was recorded as an operating expense in the quarter ended September 30, 2007. During the three and nine months ended September 30, 2007, the Company purchased $317 and $1,928 toward the minimum, and issued purchase orders totaling $272 during the third quarter to complete the revised commitment.

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
14. Recent Accounting Pronouncements
     As of January 1, 2007, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year, with no cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As of September 30, 2007, there are no uncertain tax positions to report.
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
     We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of October 15, 2007, 151 of the required 193 patients have been enrolled for the second arm of a United States Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of July 31, 2007, all of the required 60 patients have been enrolled in a United States Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink ELG to treat patients with large aortic necks. As of October 15, 2007, 10 of the required 63 patients have been enrolled in a clinical trial for a 34mm infrarenal bifurcated device, also designed to treat patients with large aortic necks. Currently, only one commercial device is capable of treating aortic necks larger than 26 mm. We believe that approximately 10% to 15% of all potential AAA patients are refused minimally invasive treatment due to these anatomic considerations.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2007 and 2006
     Product Revenue. Product revenue increased 76% to $6.6 million in the three months ended September 30, 2007 from $3.7 million in the three months ended September 30, 2006. Domestic sales increased 73% to $5.8 million in the three months ended September 30, 2007 from $3.4 million in the three months ended September 30, 2006. The increase in domestic sales was due to our investment in additional field sales personnel, and increased market acceptance of the Powerlink System.
     International sales increased 106% to $765,000 in the three months ended September 30, 2007 from $372,000 for the comparable period in the prior year. This increase was driven by higher sales to our distributors in Europe and Latin America.
     We expect that product revenue will continue to grow, both sequentially and compared to prior year periods. We anticipate that product revenue will be in the range of $27 to $29 million for the year ended December 31, 2007.
     License Revenue. License revenue increased 957% to $560,000 in the three months ended September 30, 2007 from $53,000 for the comparable period in the prior year. This increase is due to the one-time lump-sum amount of $500,000 from Cianna, Inc., a successor corporation to BioLucent, Inc. in exchange for a fully paid up license.
     Cost of Product Revenue. The cost of product revenue increased 59% to $2.4 million in the three months ended September 30, 2007 from $1.5 million in the three months ended September 30, 2006. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 37% in the third quarter of 2007 as compared to 41% in the same period of 2006. Cost of product revenue as a percentage of product revenue decreased due to substitution of in-house produced ePTFE graft material for higher cost purchased graft material in a portion of the products sold during the period.
     We expect to see our gross profit percentage continue to improve by approximately 10 percentage points as this substitution effect becomes complete in 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     Research, Development and Clinical. Research, development and clinical expense remained unchanged at $1.6 million in the three months ended September 30, 2007 as compared to $1.6 million for the three months ended September 30, 2006. We expect that research, development, and clinical expense will remain in the range of $1.5 million to $1.8 million per quarter through mid-2008.
     Marketing and Sales. Marketing and sales expense increased 19% to $4.8 million in the three months ended September 30, 2007 from $4.0 million in the three months ended September 30, 2006. The increase in the third quarter of 2007 resulted primarily from an increase of the domestic sales force resulting in a 73% increase in domestic sales between those periods. We anticipate that marketing and sales expense will increase at a decreasing rate over the remainder of the year due to increased production of our tenured sales representatives within their territories.
     General and Administrative. General and administrative expense increased 40% to $1.6 million in the three months ended September 30, 2007 from $1.2 million in the three months ended September 30, 2006. The increase was primarily due to higher FAS123(R) expenses and insurance premium increases. We expect general and administration expense to remain in the $1.6 to $1.8 million range per quarter through mid-2008.
     Termination of Supply Agreement. Termination of supply agreement expense was $550,000 in the three months ended September 30, 2007. The addition of this expense category was due to the third amendment of our supply agreement with Bard Peripheral Vascular, Inc., dated September 21, 2007, which reduced the minimum purchase requirement for the 2007 year from $2.9 million to $2.2 million, and both parties agreed to terminate the agreement on December 31, 2007. In consideration for the reduction in the minimum purchase requirement for the 2007 year, we paid $550,000 to Bard. We do not anticipate termination of supply agreement expense to recur in the future.
     Other Income. Other income increased 30% to $465,000 in the three months ended September 30, 2007, from $357,000 in the same period of 2006. Interest income declined due to lower balances of invested cash, but was offset by a realized gain of $314,000 on our investment in BioLucent, Inc.
Comparison of the Nine Months Ended September 30, 2007 and 2006
     Product Revenue. Product revenue increased 94% to $19.1 million in the nine months ended September 30, 2007 from $9.9 million in the nine months ended September 30, 2006. Domestic sales increased 97% to $16.3 million in the nine months ended September 30, 2007 from $8.3 million in the nine months ended September 30, 2006. The increase in domestic sales was due to our investment in additional field sales personnel, and increased physician acceptance of the Powerlink System.
     International sales increased 75% to $2.8 million in the nine months ended September 30, 2007 from $1.6 million for the comparable period in the prior year. This increase was driven by higher sales to our distributors in Europe and Latin America.
     License Revenue. License revenue increased 324% to $678,000 in the nine months ended September 30, 2007 from $160,000 for the comparable period in the prior year. This increase is primarily due to the receipt of the one-time lump-sum amount of $500,000 from Cianna, Inc. in exchange for a fully paid up license.
     Cost of Product Revenue. The cost of product revenue increased 72% to $7.6 million in the nine months ended September 30, 2007 from $4.4 million in the nine months ended September 30, 2006. Cost of product revenue increased due to the increase in volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 40% in the nine months ended September 30, 2007 from 45% in the same period of 2006. The percentage decrease was due in part to the improvement in geographic mix of product sales, the $326,000 charge for the reserve in 2006 to complete the final phase of an earlier voluntary recall, and the partial substitution effect of the in-house ePTFE graft material during the third quarter of 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
     Research, Development and Clinical. Research, development and clinical expense decreased 9% to $4.7 million in the nine months ended September 30, 2007 as compared to $5.1 million for the nine months ended September 30, 2006. The decrease was due to a lower amount of outside services needed to support new product and process development projects.
     Marketing and Sales. Marketing and sales expense increased 50% to $14.7 million in the nine months ended September 30, 2007 from $9.8 million in the nine months ended September 30, 2006. The increase resulted primarily from the expansion of our sales force and sales support work force to support the growing U.S. market penetration of the Powerlink System, somewhat offset by lower European sales and marketing expenses.
     General and Administrative. General and administrative expense increased 15% to $4.7 million in the nine months ended September 30, 2007, from $4.1 million in the nine months ended September 30, 2006. The increase was primarily due to higher stock based compensation charges in the nine months ended September 30, 2007 as compared to the same period in 2006, as well as an increase in insurance premiums.
     Termination of Supply Agreement. Termination of supply agreement expense was $550,000 in the nine months ended September 30, 2007. The addition of this expense category was due to the third amendment of our supply agreement with Bard Peripheral Vascular, Inc., dated September 21, 2007, which reduced the minimum purchase requirement for the 2007 year from $2.9 million to $2.2 million, and both parties agreed to terminate the agreement on December 31, 2007. In consideration for the reduction in the minimum purchase requirement for the 2007 year, we paid $550,000 to Bard. We do not anticipate termination of supply agreement expense to recur in the future.
     Other Income. Other income increased 23% to $907,000 in the nine months ended September 30, 2007, from $739,000 in the same period of 2006. Interest income declined due to lower balances of invested cash, but was offset by a realized gain of $314,000 on our investment in BioLucent, Inc.
Liquidity and Capital Resources
     For the nine months ended September 30, 2007, we incurred a net loss of $11.5 million. As of September 30, 2007, we had an accumulated deficit of $128.2 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. Since July 2003, we have completed four financing transactions resulting in net proceeds of approximately $58.0 million.
     In February 2007, we entered into a revolving credit facility, whereby we may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the lender. The credit facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter. As of September 30, 2007, we were in compliance with all of these covenants. The amounts outstanding under the credit facility are collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009. As of September 30, 2007, we did not have any outstanding borrowings under this credit facility.
     At September 30, 2007, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $9.9 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System and available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least September 30, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2007 and beyond to support Powerlink System research and development, and United States marketing of the Powerlink System. If we fail to increase our penetration of the AAA market, or if we fail to reduce certain discretionary expenditures,

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
as necessary, we may need to seek additional sources of financing.
     In the event that we require additional funding, we would attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we were not able to raise additional funds, we would be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flows.
     Endologix licensed certain non-AAA technology to BioLucent Inc. in return for future royalties based on sales incorporating that technology. The September 2007 acquisition of BioLucent by Hologic Inc. triggered a change of control provision in that agreement which gave us the option to continue the license and royalty agreement, or to receive a lump sum cash payment in return for a fully paid license. We opted for the lump sum payment of $500,000, which was recorded as license revenue in the third quarter, and the cash was subsequently received in October 2007. In connection with the acquisition by Hologic, Inc. of BioLucent, we recorded other income of $314,000. We received approximately $290,000 in Hologic stock, which was liquidated in October 2007 for proceeds of $361,000, as well as a cash payment of approximately $24,000 which was received in October 2007.

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
     As of September 30, 2007, inventory remained relatively unchanged at $9.2 million as compared to $9.4 million as of December 31, 2006. The decrease in finished goods to $4.0 million from $4.6 million and decrease in work in process to $2.1 million from $2.3 million was offset by the increase in raw materials to $3.1 million from $2.3 million. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a shelf life of up to three years.
     In February 1999, Endologix entered into a supply agreement with Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., for the supply of ePTFE. The supply agreement had an initial term through December 2007, at which time it automatically renewed on a year-by-year basis for additional one-year periods, unless either party provided the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a third amendment to the supply agreement entered into on September 21, 2007, the minimum purchase requirement for the 2007 year was reduced from $2.9 million to $2.2 million, we agreed to pay $550,000 in consideration for the reduction, and both parties agreed to terminate the agreement on December 31, 2007. During the three and nine months ended September 30, 2007, we had purchased $317,000 and $1.9 million toward the minimum, and we issued purchase orders totaling $272,000 during the third quarter to complete the revised commitment. We are no longer economically dependent on this vendor.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our financial instruments include cash, short-term and long-term investment grade debt securities. At September 30, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in United States currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at September 30, 2007.
     All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of September 30, 2007, we had no outstanding amounts under our credit facility and therefore, were not subject to any risk from changes in interest rates.
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

ENDOLOGIX, INC.
Date: November 1, 2007	/s/ Paul McCormick
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2007	/s/ Robert J. Krist
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