Form 10-K
period 2007-12-31
ENDOLOGIX INC /DE/
filed 2008-02-29
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                      to                     .
Commission file number: 000-28440
Endologix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
11 Studebaker, Irvine, California 92618
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (949) 595-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $117,471,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market for June 29, 2007, the last trading date of the Registrant’s most recently completed second fiscal quarter).
     On February 13, 2008, approximately 42,957,891 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2008.

ENDOLOGIX, INC.
ANNUAL REPORT ON
Form 10-K
For the Fiscal Year Ended December 31, 2007

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:
•	market acceptance of our Powerlink® System;

•	the level and availabilility of third party payor reimbursement for our products;

•	our ability to effectively manage our anticipated growth;

•	our ability to protect our intellectual property rights and proprietary technology;

•	research and development of our products;

•	development and management of our business and anticipated trends of our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to effectively compete;

•	general economic and business conditions; and

•	other risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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

PART I
Item 1. Business
     Introduction
     We develop, manufacture, sell and market minimally invasive therapies for the treatment of vascular disease. Our products are catheter-based alternative treatments for abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is approximately 75%, making it a leading cause of death in the United States today.
     The Powerlink® System is a catheter and endoluminal stent graft, or ELG, system. The self-expanding cobalt chromium alloy stent cage is covered by ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurysmal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrate that implantation of our products will reduce the mortality and morbidity rates associated with conventional AAA surgery, as well as provide a clinical alternative to many patients that could not undergo conventional surgery. Sales of our Powerlink System in the United States, Europe, and South America are the primary sources of our reported revenues.
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
     Market Opportunity
     In the United States alone, an estimated 1.5 million people have an AAA, and yet there are only about 200,000 new diagnoses each year. Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Approximately 75% of AAA patients do not have symptoms at the time of their initial diagnosis, and AAA’s generally are discovered inadvertently during procedures to diagnose unrelated medical conditions. Once an AAA develops, it continues to enlarge and if left untreated, becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured aneurysms is approximately 75%.
     Patients diagnosed with an AAA larger than five centimeters can be classified into one of three categories: those patients opting for elective surgery, patients who refuse surgery due to the clinical risks of an open procedure, and those who are considered at high risk for an open procedure. These high-risk patients and those refusing surgery will populate the initial patient pool for less invasive techniques. We believe that ELGs could be applied to as many as 60%-70% of the approximately 30,000 surgeries performed in the United States each year.
     We estimate that this year, of the approximately 200,000 patients diagnosed with AAA, approximately 30,000 will undergo conventional open surgery, 30,000 will be treated with a commercially available ELG, and the remainder will remain under “watchful waiting.”
     An article published in the New England Journal of Medicine on January 31, 2008 addressed the comparison between open surgical repair and the endovascular treatment of AAA. This was a significant paper in that researchers reviewed more than 45,000 Medicare records and came to three conclusions:
•	First, these findings support clinical study data showing that endovascular repair significantly reduces morbidity and mortality, versus open surgical repair. Importantly, these findings are based on a patient population that typically has a significantly higher co-morbidity rate compared with those patients treated by open surgery.

•	Second, patients treated by endovascular repair were discharged to their homes in significantly greater numbers than those treated by surgery. This advantage has substantial clinical and economic benefits for patients and payors alike.

•	Finally, the study points to the fact that open surgical repair entails risk of re-hospitalization due to problems associated with surgical incision. Patients had to be re-admitted over time for surgical complications associated with the laparotomy, such as adhesions and bowel resections, at a much higher rate than those undergoing endovascular repair.
     AAAs generally are more prevalent in people over the age of 65 and are more common in men than in women. In addition to the current pool of potential patients, we expect that the number of persons seeking treatment for their condition will increase based on demographic factors. In 2007, the age 65 and over population in the United States numbered approximately 40.0 million, or 13.3% of the total population, and is expected to be 71.0 million by 2030. It is growing at a higher rate than the overall United States population.
     We believe that the market opportunity outside of the United States for these technologies is approximately equal in size to that in the United States.

     Our Strategy
     Our objective is to become a premier supplier of endovascular surgery products that repair diseased or damaged vascular structures as an alternative to open surgery. As part of our core strategy, we intend to:
•	Demonstrate a Significant Technology Advantage. Our strategy has been to develop technology that addresses the limitations of the early generation AAA devices, and execute clinical studies to substantiate the superiority of the technology. Being “first to market” has not been an advantage in the AAA market thus far, as other devices approved for marketing in the United States have undergone post-approval recalls and/or temporary sales suspensions.

•	Execute a Global Marketing Strategy and Address Key Markets. We have obtained the right to affix the CE Mark, and utilize distributors in markets outside the United States. We have sought to limit our capital commitments by establishing sales through distributors due to limitations on the size of the markets, and lower average sales price and device reimbursement in international markets.

•	Continue to Develop Core Competencies and Develop Synergistic Collaborations. We believe we have demonstrated core competencies in developing catheter-based solutions that address a large unmet clinical need that we identified after close consultation with key physicians. Our focus at this time is the AAA. In the future, we may develop additional devices to expand the application of our core competencies.
     Our Products
     Powerlink System
     Our Powerlink System consists of a self-expanding cobalt chromium alloy stent cage covered with ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, gaining access through a small incision into the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened, or aneurysmal, section of the aorta, reducing pressure and the potential for the aorta to rupture.
     We believe the Powerlink System is a superior design that overcomes the inherent limitations of early generation AAA devices and offers the following advantages:
•	One-Piece, Bifurcated ELG. This eliminates many of the problems associated with early generation multi-piece systems. Our products eliminate much of the guidewire manipulation required during the procedure to assemble the component parts of a modular system, thereby simplifying the procedure. In addition, in the follow-up period, there can be no limb component separation with a one-piece system. We believe this should result in continued long-term exclusion of the aneurysm, and improved clinical results.

•	Fully Supported. The main body and limbs of the Powerlink System are fully supported by a cobalt chromium alloy cage. The cobalt chromium alloy cage greatly reduces or eliminates the risk of kinking of the stent graft in even tortuous anatomies, eliminating the need for additional procedures or costly peripheral stents. Kinking may result in reduced blood flow and limb thrombosis.

•	Unique, Minimally Invasive Delivery Mechanism. The Powerlink System requires only a small surgical incision in one leg. The other leg needs only placement of a non-surgical introducer sheath, three millimeters in diameter. Other ELGs typically need surgical exposure of the femoral artery in both legs to introduce the multiple components. Our unique delivery mechanism and downsizing of the catheter permits our technology to be used in patients having small or very tortuous access vessels.

•	Self-Expanding. The stent is formed from cobalt chromium alloy in a proprietary configuration that is protected by our patent portfolio. This proprietary design expands to the proper size of the target aorta and eliminates the need for hooks or barbs for attachment. Based on our results to date, the Powerlink System has an excellent record of successful deployments.

•	Single Wire and Long Main Body Design. The long main body of the stent cage is made of a continuous piece of wire shaped into its appropriate configuration. Migration of individual stent graft components is eliminated. In addition, the long main body places the Powerlink System near or at the aortic bifurcation, which minimizes the risk of device migration during the follow-up period.

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
     Powerlink Infrarenal Bifurcated Systems. The Powerlink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 26 millimeters in diameter. The infrarenal device is made of a cobalt chromium alloy cage covered by thin-walled ePTFE for placement below the renal arteries. The self-expanding cage permits the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device. We obtained the CE Mark for this product in Europe in August 1999, and obtained United States Food and Drug Administration, or FDA, pre-marketing approval in October 2004. We commenced commercial sales in the United States in December 2004 and executed a focused United States launch throughout 2005. In 2006, we accelerated the launch with the addition of twenty-one sales representatives, three regional managers and one national manager. At the end of 2007, we were staffed with a tenured domestic sales force of forty-seven sales representatives, nine regional managers, one area sales manager, and one national sales manager.
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
     Clinical Trials
     Powerlink Systems
     We continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of December 31, 2007, 153 of the 193 patients required had been enrolled for the second arm of a United States Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of July 31, 2007, all of the required 60 patients were enrolled in a United States Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink ELG to treat patients with large aortic necks. As of December

31, 2007, 18 of the required 63 patients had been enrolled in a clinical trial for a 34mm infrarenal bifurcated device, also designed to treat patients with large aortic necks. Currently, only one commercial device supplied by a competitor, is capable of treating aortic necks larger than 26mm.
     Marketing and Sales
     Powerlink System
     United States. We began a focused launch of the Powerlink System in the United States with six sales representatives and two clinical specialists in late 2004. We have expanded our domestic sales force to forty-seven sales representatives, nine regional managers, one area sales manager, and one national sales manager as of December 31, 2007. The primary customer and decision maker for these devices in the United States is the vascular surgeon. The market is fairly concentrated with estimates of 1,000 to 1,500 potential general and vascular surgeons, and a limited number of interventional cardiologists and radiologists, in approximately 1,000 hospitals.
     Europe. The market for ELGs in Europe is influenced by vascular surgeons, interventional radiologists and, to a lesser extent, interventional cardiologists who perform catheter directed treatment of AAA. The European market is less concentrated than the domestic market. We have obtained the right to affix the CE Mark to our family of Powerlink products. Europe represents a smaller market opportunity due to capitated hospital budgets and a selling price that is typically less than in the United States. We currently sell our devices through LeMaitre Vascular as well as other exclusive independent distributors. We will participate in and share the costs of attending key cardiovascular conferences in Europe. We expect to continue to interface with key opinion leaders in Europe
     Japan. We received Shonin approval, which is equivalent to FDA approval of a PMA application in the United States, in February 2008. We commenced commercial sales to Japan in February 2008 through our distributor.
     Rest of World. We have obtained regulatory approval and have active distribution partners in a number of countries, including Argentina, Brazil, Chile, Colombia, Mexico, South Africa, and Turkey. In addition, we have obtained regulatory approval but have not initiated the distribution process in several other countries, including Australia, Canada, and the European countries of Norway, Poland, Portugal, and Spain. We may or may not pursue these markets depending on the availability of a suitable distribution partner. We are pursuing regulatory approval in China and we intend to select a distribution partner in that market during 2008.
     Legacy Products
     In June 1998, we entered into a technology license agreement with Guidant, an international interventional cardiology products company, granting a 10 year license to manufacture and distribute stent delivery products using our Focus technology. The original territory for the license was the United States and Canada, but has expanded with the expiration of distribution relations in other countries. If for any calendar year, after timely written notice by us to Guidant of a shortfall in royalty payments below the annual minimum royalty required, they elect not to pay us at least the minimum royalty, we can cancel the agreement. Also, as Guidant has paid to date the aggregate payment amount required under the contract, they can at any time, with or without cause, terminate the agreement upon thirty days notice. In the year ended December 31, 2007, we recorded $250,000 in royalties. We anticipate that license revenue will decline sharply in 2008 as the minimum royalty provision of the agreement expired at December 31, 2007. The license will be fully paid up in June 2008.
     In September 2006, we licensed to BioLucent Inc., a privately held medical device company, rights under certain patents held by us. In September 2007, Hologic Inc. purchased BioLucent, Inc. Pursuant to this acquisition, we received a one-time payment of $500,000 in exchange for a fully paid up license. For the year ended December 31, 2007, we recorded $504,000 in royalties and fees, including the one-time payment of $500,000 under the agreement.
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
     In February 1999, we entered into a supply agreement with Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., or Bard Peripheral, for the supply of ePTFE. The supply agreement had an initial term through December 2007, at which time it automatically renewed on a year-by-year basis, unless either party gave the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a third amendment to the supply agreement, dated September 21, 2007, the minimum purchase requirement for the 2007 year was reduced from $2,875,000 to $2,200,000, we agreed to pay $550,000 in consideration for the reduction, and both parties agreed to terminate the agreement on December 31, 2007. The $550,000 paid to reduce the 2007 commitment was recorded as an operating expense in the quarter ended September 30, 2007.
     In April 2007, we received FDA approval for in-house manufactured ePTFE graft material. We are now capable of producing all of our requirements for this material at a cost which is significantly lower than our previous acquisition cost under the supply agreement with Bard Peripheral.
     Patents and Proprietary Information
     We have an aggressive program to develop intellectual property in the United States, Europe and Asia. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 17 United States patents issued, covering 361 claims, and 22 pending United States patent applications. Our current AAA related patents begin expiring in 2017 and the last patent expires in 2019. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.
     In addition to our AAA intellectual property, we own or have the rights to 38 issued United States patents, one issued European patent, and one issued Japanese patent relating to intravascular radiation, stents, and various catheter technologies. The non-AAA patents begin expiring in 2012 and the last patent expires in 2018. Our technology license to Guidant is supported by seven United States patents and one Japanese patent. These patents begin expiring in 2014 and the last patent expires in 2016.
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
     We expect that significant competition in the endovascular grafting market will develop over time. Three manufacturers, Medtronic, W.L. Gore, and Cook have obtained FDA marketing approval for their ELGs. However, we believe that our technology offers significant clinical advantages over these other currently available technologies. The cardiovascular device industry is marked by rapid technological improvements and, as a result, physicians are open to improved designs. Significant market share and revenue can be captured by designs demonstrating superior clinical outcomes. We believe deliverability of the device, dependability of the clinical results and the durability of the product design are the most important product characteristics. The Powerlink System is the only available one-piece bifurcated, fully supported ELG, and we believe that the Powerlink System offers improved deliverability, dependability, and durability.
     Companies that are “first to market” in the United States with a new medical technology must underwrite the significant and expensive challenge of physician training and proctoring. In addition, first generation companies bear the costs of addressing reimbursement issues. We believe that our Powerlink System represents next generation technology that is poised to take advantage of a well-prepared market.
     We believe that earlier generation devices experienced material failures and complications due to their reliance on multi-piece designs that did not include a stent cage to support the entire graft, or designs with hooks or barbs to hold their devices in place (See the section above entitled “Limitations of Earlier Technology” for a discussion of these factors). We believe that our grafts may offer a competitive advantage. Our Powerlink System is a single- piece, fully supported design that uses radial force and anatomical placement near the aortic bifurcation to maintain fixation. The following chart that details the stent graft characteristics of the minimally-invasive AAA stent grafts being sold in the United States.
FDA Approved
Stent Graft Characteristics

Manufacturer/Product Name	Design	Fixation
Endologix/ Powerlink	Single piece	Radial force and anatomical fixation
Medtronic/ AneuRx	Modular	Radial force only
Cook/ Zenith	Modular	Radial force and barbs
WL Gore/ Excluder	Modular	Radial force and barbs
     In addition to the competitors mentioned above, Terumo-Vascutek, Aptus Medical, and Lombard Medical are believed to have development programs.
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
     Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing AAA include deliverability, safety, efficacy, ease of use, reliability, service and price. We also believe that physician relationships, especially relationships with leaders in the vascular surgery and interventional cardiology community are important competitive factors.
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
     Reimbursement of interventional procedures utilizing our products currently is covered under a diagnosis-related group. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication. Therefore, we cannot assure you that reimbursement for any new product we develop will be available to hospitals and other users, or that future reimbursement policies of payors will not hamper our ability to sell current or new products on a profitable basis.
     In October 2000, the CMS issued a guideline regarding the proper coding of our procedures for billing purposes. CMS instructed that code 39.71, for endovascular graft repair of aneurysm, be utilized. For purposes of hospital reimbursement, the majority of patients using the Powerlink System device will be classified under DRG 237, Major Cardiovascular Procedures with Complication/ Co morbidity. In the latest data published by CMS, the national average reimbursement for DRG 237, which includes hospital costs, exceeded $24,000. In Europe, reimbursement for the procedure, including the device, typically comes from the hospital’s general fund and is usually from about half to three-quarters of the reimbursement available in the United States.
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
     Following our receipt of Shonin approval for the Powerlink System in Japan in February 2008, we believe that the level of reimbursement in Japan will approximate that of the United States. However, we will be receiving a negotiated transfer price from our distributor, not the full reimbursement price.
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
     Devices such as our Powerlink System are subject to the rigorous PMA review process with the FDA to assure safety and effectiveness. The PMA must be approved by the FDA prior to sale and marketing of the device in the United States. The PMA process is complex, expensive and time-consuming and requires the submission of extensive clinical data. The Powerlink System was approved through this PMA process in October 2004.
     FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with Quality System Records, or QSR regulations. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. The Medical Device Reporting laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications.
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
     Employees
     As of December 31, 2007, we had 168 employees, including 72 in manufacturing, 10 in research and development, 8 in regulatory and clinical affairs, 65 in sales, marketing and customer service and 13 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.
     Research and Development
     We spent $6.4 million in 2007, $6.8 million in 2006, and $5.8 million in 2005, on research and development, including clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of vascular disease. To achieve the dynamics required to rapidly implement these projects, our research and development is structured into three main development areas: New Product Development, Current Product Enhancements and Process Improvements. The objective is to bring a specific focus to each critical area of development and to facilitate multiple projects on parallel paths.
     Availability of Reports
     We make available on our web site at www.endologix.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary.
Item 1A. Risk Factors
     The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause actual results and conditions to differ materially from those projected in the forward-looking statements.
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
     Of the estimated 1.5 million people with AAA in the United States, only about 200,000 new diagnoses are made each year, and of that amount only about 30,000 are treated with an endovascular device. Our success with our Powerlink System will depend on an increasing percentage of patients with AAA being diagnosed at earlier stages and an increasing percentage of those receiving endovascular, as opposed to open surgical procedures. Initiatives to increase screening for AAA are underway but are out of our control and such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA, at an earlier stage, will negatively impact sales of the Powerlink System.
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
     While we have committed, and intend to continue to commit substantial resources to our marketing efforts, our competitors have superior resources to market and promote their endovascular stent graft products. The most prominent devices that pose a competitive challenge to us include:
•	Medtronic’s AneuRx (in US)/Talent (in Europe), W.L. Gore’s Excluder, and Cook’s Zenith AAA system, which are available both in the United States and Europe;

•	other AAA graft Systems by Lombard Medical and Terumo, are widely available outside the United States but currently have more limited availability within the United States; and

•	other technologies in various phases of development, including pharmaceutical solutions.

     Any of these treatments could prove to be more effective or may achieve greater market acceptance than the Powerlink System. Even if these treatments are not as effective as the Powerlink System, many of the companies pursuing these treatments and technologies have:
•	significantly greater financial, management and other resources;

•	more extensive research and development capability;

•	more established market positions; and

•	larger sales and marketing organizations.
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
     We have focused heavily on the development and commercial launch of a single technology, the Powerlink System, because of limited resources. If we are unable to successfully commercialize the existing Powerlink System and reach positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines.
We have a history of losses and we may incur losses in the future.
     From our formation in 1992 to December 31, 2007, we have incurred an accumulated deficit of approximately $131.7 million, including a net loss of $15.1 million for the year ended December 31, 2007. We only began generating significant revenues from product sales in 2005.
Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.
     We have only commercially distributed the Powerlink System in the United States since late 2004. Given this limited history, it is difficult to predict future revenues derived from sales of the Powerlink System. Because of this and the uncertain effects of the following factors, our quarterly revenues and results of operations may fluctuate in the future:
•	physician acceptance of the Powerlink System;

•	the conduct and results of clinical trials;

•	the timing and expense of obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	the introduction of new products by our competitors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and,

•	changes in third-party payors’ reimbursement policies.
     Because of these and possibly other factors, it is likely that in some future period our operating results will not meet investor expectations or those of public market analysts.
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
If we fail to develop and maintain our direct sales force, our business could suffer.
     We have a nationally staffed and still growing domestic direct sales force and we utilize a network of third-party distributors for sales outside of the United States. As we launch new products and increase our marketing efforts with respect to existing products, we will need to retain and develop our direct sales personnel to build upon their experience, tenure with our products, and their business relationships. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate, develop, and retain qualified sales personnel and thereby maintain our sales force, we may not be able to increase our revenues. Both Medtronic and W.L. Gore have filed lawsuits against us claiming that we have induced their former employees to breach post-employment covenants with them. To the extent we are unsuccessful in defending such claims, and lose qualified sales personnel, our sales may suffer.
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
We rely solely on an in-house process to supply our graft material for the Powerlink System, and any disruption in our ability to produce this material could delay or prevent us from producing the product for sale.
     Currently, we rely solely on an in-house manufacturing process to produce graft material, which is a primary component for the Powerlink System. Our reliance on a sole source exposes our operations to disruptions in supply caused by:
•	failure to comply with regulatory requirements;

•	fire, flood or earthquake, or other natural disaster; and,

•	a supply interruption in the underlying raw material for the process.
     Although we retain a significant stock of the graft material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in our process to manufacture graft material may cause us to halt or experience a disruption in manufacturing the Powerlink System. Because we do not have alternative suppliers, our sales and operating results would be harmed in the event of a disruption.
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
     Our Powerlink System is sold on a consignment basis to certain hospitals which purchase our product as they use it. In these consignment locations, we do not have physical possession of our products. We therefore must rely on information from our customers as well as periodic inspections by our sales personnel to determine when our products have been used. Our efforts to strengthen our monitoring and management of consigned inventory may not be adequate to meaningfully reduce the risk of inventory loss. If we are not able to effectively manage appropriate consigned inventory levels, we may suffer inventory losses which will reduce our operating results.
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
     Although we believe that our existing cash resources will be sufficient to meet our anticipated cash needs for operations and planned capital requirements through at least December 31, 2008, we may require additional capital to fund on-going operations. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:
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
Item 3. Legal Proceedings
     We are a party to ordinary disputes arising in the normal course of business, including an intellectual property infringement claim as well as claims with respect to our employment of former employees of our competitors. Management is of the opinion that the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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

	High	Low
Year Ended December 31, 2006
First Quarter	$7.35	$4.32
Second Quarter	4.88	3.17
Third Quarter	4.24	3.24
Fourth Quarter	4.33	3.22
Year Ended December 31, 2007
First Quarter	$4.75	$3.15
Second Quarter	4.69	3.82
Third Quarter	4.54	3.13
Fourth Quarter	4.19	2.56
     On February 15, 2008, the closing sale price of our common stock on the NASDAQ Global Market was $3.15 per share and there were 227 record holders of our common stock.

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.
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
Item 6. Selected Financial Data
     The following selected consolidated financial data has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the fiscal years ended December 31, 2007, 2006, and 2005 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$27,017	$14,422	$6,889	$3,019	$1,395
License	754	250	250	1,213	2,595

Total revenue	27,771	14,672	7,139	4,232	3,990

Cost of sales:
Cost of product sales	10,539	6,330	3,859	1,851	625

Total cost of sales	10,539	6,330	3,859	1,851	625

Gross profit	17,232	8,342	3,280	2,381	3,365
Operating costs and expenses:
Research and development	6,372	6,765	5,817	6,159	6,711
Marketing and sales	20,142	14,579	8,794	2,718	787
General and administrative	6,380	5,585	4,801	3,548	2,075
Termination of supply agreement	550	—	—	—	—
Minority interest	—	—	—	—	(16)

Total operating costs and expenses	33,444	26,929	19,412	12,425	9,557

Loss from operations	(16,212)	(18,587)	(16,132)	(10,044)	(6,192)
Total other income	1,137	1,044	614	361	277

Net loss	$(15,075)	$(17,543)	$(15,518)	$(9,683)	$(5,915)

Basic and diluted net loss per share	$(0.35)	$(0.44)	$(0.46)	$(0.31)	$(0.23)

Shares used in computing basic and diluted net loss per share	42,796	40,010	33,951	31,149	25,845

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash and cash equivalents	$9,228	$6,771	$8,691	$4,831	$4,402
Marketable securities available-for-sale	—	13,417	8,959	17,085	8,377
Working capital	18,365	26,933	22,520	23,477	15,020
Total assets	40,043	52,686	47,944	44,512	35,343
Accumulated deficit	(131,738)	(116,663)	(99,120)	(83,602)	(73,919)
Total stockholders’ equity	34,675	46,505	42,207	41,551	33,875
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

     Overview
     Our Business
     We are engaged in the development, manufacturing, marketing and sales of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the marketing and sale of the Powerlink System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%, making it a leading cause of death in the United States.
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
     Our license revenue increased in 2007 over 2006 due to our licensing agreement with BioLucent, Inc. Under that agreement, we received $504,000 in royalties and fees, including a one-time payment of $500,000 in exchange for a fully paid-up license to certain of our patents. License revenue from Guidant remained at the contractual minimum level of $250,000 for 2007 and 2006. The minimum payment requirement of the agreement expired at December 31, 2007. We expect de minimus royalties under this agreement in 2008, prior to its expiration in June 2008, and that the sales of our Powerlink System will be our only material source of revenue.
     For the years ended December 31, 2007 and 2006, we incurred net losses of $15.1 million and $17.5 million, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $131.7 million.
     We believe that our current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under our credit facility, will be sufficient to fund ongoing operations through at least December 31, 2008. If we do not realize expected revenue and gross margin levels, or if we are unable to manage our operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable ratio, we may not be able to fund our operations through December 31, 2008.
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
     Summary of Accounting Policies and Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities and the potential outcome of litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     The following critical accounting policies and estimates were used in the preparation of the consolidated financial statements:
     Revenue Recognition and Accounts Receivable
     We comply with the revenue recognition guidelines in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize revenue when all of the following criteria are met:
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
     We do not offer rights of return and we have no post delivery obligations other than our specified warranty.
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
     Income Taxes
     We reduce our deferred tax asset to zero due to uncertainties concerning the future realization of the related tax benefits, primarily due to our history of losses. In the event we were to determine that we would be able to realize some or all of the tax benefit of the deferred tax asset, the valuation allowance would be reduced, resulting in a tax benefit in the period such determination was made.
     Stock-based compensation
     Effective at the beginning of our fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payments,” or SFAS 123R. This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We elected to adopt SFAS 123R on a modified prospective basis; accordingly, the financial statements for the periods prior to January 1, 2006 do not include stock based compensation under the fair value method. We use the Black-Scholes option pricing model to value stock option grants. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include such amounts based on our best estimates and judgments.
     Results of Operations
     Comparison of Years Ended December 31, 2007 and 2006
     Product Sales. Sales increased 87% to $27.0 million in 2007 from $14.4 million in 2006 primarily due to the expansion and increased productivity of our domestic field sales personnel, and increased market acceptance of the Powerlink System. Domestic sales increased from $12.4 million to $23.0 million, and sales to distributors outside the United States doubled from $2.0 million in 2006 to $4.0 million in 2007. Our distribution agreement with Edwards LifeSciences AG, or Edwards LifeSciences, was not renewed beyond the original expiration of December 31, 2006. Sales to Edwards LifeSciences in 2006 were $1.2 million. We replaced the Edwards LifeSciences distribution agreement with a three-year distribution agreement with LeMaitre Vascular. This agreement named LeMaitre Vascular as the exclusive distributor of the Powerlink System in ten European countries, including Austria, Belgium, the Czech Republic, France, Germany, Luxembourg, the Netherlands, Sweden, Switzerland, and the United Kingdom. Sales to LeMaitre in 2007 were $2.1 million.
     License Revenue. License revenue increased 202% to $754,000 in 2007 from $250,000 in 2006, due to our licensing agreement with BioLucent, Inc. Under that agreement, we received $504,000 in royalties and fees, including a one-time payment of $500,000 in exchange for a fully paid up license to certain of our patents in a certain field of use. License revenue from Guidant remained at the contractual minimum level of $250,000 for 2007, equal to 2006. We expect that license revenue will decline sharply in 2008 as the minimum royalty provision of the agreement expired at December 31, 2007. The license will be fully paid up in June 2008. Beginning on January 1, 2008, sales of our Powerlink System will be our only material source of revenue.
     Cost of Product Revenue. The cost of product revenue increased 66% to $10.5 million from $6.3 million in 2006. This increase is directly attributable to the higher unit volume of product sales in 2007 compared to 2006.
     Gross Profit. Gross profit increased 107% to $17.2 million in 2007 from $8.3 million in 2006. The increase in gross profit resulted from higher product sales in 2007 as compared to 2006, license revenue from BioLucent Inc., and a reduction in the per unit cost of product due to substitution of lower-cost in-house produced graft material in a portion of the products sold in 2007. Gross profit as a percentage of revenue increased to 62% in 2007 from 57% in 2006 for these reasons. Also, the percentage in 2006 was impacted by a second quarter charge of $326,000, related to the final phase of an earlier limited, voluntary product recall.
     We believe that gross profit dollars will increase in future years due to higher commercial sales of the Powerlink System both in and outside of the United States. We also expect that gross profit as a percentage of product revenues will increase further, into the 70% to 75% range as the substitution of in-house produced ePTFE graft material for higher cost purchased graft material becomes virtually complete in 2008.
     Research, Development and Clinical. Research, development and clinical expenses decreased by 6% to $6.4 million from $6.8 million in 2006. The decrease primarily resulted from lower costs associated with clinical trials in the 2007 period. We incurred a charge of $417,000 in 2007 and $347,000 in 2006, for stock compensation expense pursuant to the adoption of SFAS 123R at January 1, 2006. We expect that research, development, and clinical expense will range between $6.0 to $6.6 million in 2008, to support new product and process development projects and ongoing clinical trials.
     Marketing and Sales. Marketing and sales expenses increased by 38% to $20.1 million from $14.6 million in 2006. This increase was due to staffing increases in sales and marketing functions in support of the commercial sales of the infrarenal Powerlink System in the United States market. We incurred a charge of $878,000 in 2007 and

$448,000 in 2006, respectively, for stock compensation expense pursuant to the adoption of SFAS 123R at January 1, 2006. We expect that sales and marketing expense will continue to increase in 2008, but at a lesser rate than in 2007, due to increased productivity of our tenured sales representatives within their territories.
     General and Administrative. General and administrative expenses increased by 14% to $6.4 million from $5.6 million in 2006. The increase was due primarily to increases in patent and legal fees and insurance expenses. In addition, compensation expense totaling $894,000 in 2007 as compared to $767,000 in 2006, pursuant to the adoption of SFAS 123R at January 1, 2006. We expect general and administrative expense to remain in the $6.4 to $7.0 million range in 2008.
     Termination of Supply Agreement. Termination of supply agreement expense was $550,000 in 2007. The expense was due to the third amendment of our supply agreement with Bard Peripheral, dated September 21, 2007, which reduced the minimum purchase requirement for the 2007 year from $2.9 million to $2.2 million, and wherein both parties agreed to terminate the agreement on December 31, 2007. In consideration for the reduction in the minimum purchase requirement for the 2007 year, we paid $550,000 to Bard Peripheral.
     Other Income. Other income increased 9% to $1.1 million from $1.0 million in 2006. The increase in other income was a result of a realized gain of $412,000 on our investment in BioLucent, Inc., offset by less interest income due to a lower invested cash balance. In 2006, we had a higher cash balance due to a registered direct public offering of our common stock that resulted in net proceeds of $18.8 million in June 2006.
     Comparison of Years Ended December 31, 2006 and 2005
     Product Sales. Sales increased 109% to $14.4 million in 2006 from $6.9 million in 2005 primarily due to our investment in our domestic field sales personnel, and increased market acceptance of the Powerlink System. United States sales increased from $4.8 million to $12.4 million, and sales to distributors outside the United States did not change from $2.0 million in 2006 and 2005. Sales to Edwards LifeSciences decreased to $1.2 million in 2006 from $1.5 million in 2005.
     License Revenue. License revenue remained unchanged at $250,000 in 2006 and 2005, which represented the contractual minimum annual amount from Guidant.
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
     Other Income. Other income increased 70% to $1.0 million from $614,000 in 2005, driven by higher interest income. The increase in interest income was accounted for by a higher average invested cash balance in 2006, which resulted from a registered direct public offering of our common stock that resulted in net proceeds of $18.8 million in June 2006.
Liquidity and Capital Resources
     For the years ended December 31, 2007 and 2006, we incurred net losses of $15.1 million and $17.5 million, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $131.7 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In April 2006, we filed a shelf registration statement with the SEC that would permit us to sell from time to time, up to a total of $50.0 million of common stock. In June 2006, we completed an offering of our common stock, which resulted in net proceeds of $18.8 million, leaving $30.2 million available under the shelf registration. Additionally, in July 2003, March 2004 and July 2005, we completed three private placements of our common stock, resulting in aggregate net proceeds of $39.2 million.
     In February 2007, we entered into a revolving credit facility, whereby we may borrow up to $5 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009. As of December 31, 2007, we did not have any outstanding borrowings under this credit facility.
     At December 31, 2007, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $9.2 million. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the Powerlink System and available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2008 and beyond to support Powerlink System research and development, and United States marketing of the Powerlink System. If we fail to increase our penetration of the AAA market, or if we fail to reduce certain discretionary expenditures, as necessary, we may need to seek additional sources of financing.
     The timing and amount of our future capital expenditure requirements will depend on many factors, including:
•	the rate of market acceptance of the Powerlink System;

•	our requirements for additional manufacturing capacity;

•	our requirements for additional IT infrastructure and systems;

•	our requirements for additional facility space; and

•	the success of our clinical trials and our research and development programs for future products and processes.

     Accounts Receivable. Trade accounts receivable, net, increased 64% to $4.5 million at December 31, 2007 from $2.8 million at December 31, 2006. The increase was due to the increase in sales in 2007.
     Inventories. Inventories decreased 14% to $8.1 million at December 31, 2007 from $9.4 million at December 31, 2006. The decrease was primarily a result of lower cost basis of the ePTFE graft material.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased 15% to $4.3 million at December 31, 2007 from $5.0 million at December 31, 2006. The decrease is attributable primarily to the termination of the supply agreement with Bard Peripheral for a key component of the Powerlink System.
     Cash Used in Operations. Cash used in operations decreased 30% to $11.7 million for the year ended December 31, 2007 from $16.6 million for the year ended December 31, 2006.
     Cash Provided by (used in) Investing Activities. Cash provided by investing activities was $13.4 million for the year ended December 31, 2007 as compared to cash used in investing activities of $5.4 million for the year ended December 31, 2006. This change was primarily due to decreased investment in marketable securities in 2007 as compared to 2006.
     Cash Provided by Financing Activities. Cash provided by financing activities decreased 96% to $724,000 for the year ended December 31, 2007 from $20.0 million for the year ended December 31, 2006. In 2006, we completed a registered direct public offering of 6,061,000 shares of our common stock at a purchase price of $3.30 per share, which resulted in net proceeds of approximately $18,750, after deducting the offering expenses.
     Off-Balance Sheet Arrangements
     We do not maintain any off-balance sheet arrangements.
     Commitments
     As of December 31, 2007, expected future cash payments related to contractual obligations were as follows:

	Total	2008	2009	2010	Thereafter
	(In thousands)
Contractual Obligations
Operating lease obligations	$777	$344	$346	$87	$—

Total	$777	$344	$346	$87	$—
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
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. We will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2007 we have not recognized liabilities for penalty and interest as we do not have liability for unrecognized tax benefits.
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
     In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. We are currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-3 to have a material impact on our consolidated financial statements.
     In December 2007, the FASB’s Emerging Issues Task Force issued EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”, or EITF 07-01. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all collaborations existing after January 1, 2008. We are evaluating the impact this standard will have on our financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS 141(R), “Business Combinations (revised - 2007).” SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Statement requires that noncontrolling interests be reported as stockholders equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 and do not expect a material impact to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2007, our investment portfolio included only money market instruments.
     Foreign Currency Transaction Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the years ended December 31, 2007, 2006, and 2005, we recorded $51,000, $25,000, and ($7,000), respectively, of foreign currency transaction gains (losses).
Item 8. Financial Statements and Supplementary Data
     The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Summarized Quarterly Data
(Unaudited)

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007:
Product sales	$6,250	$6,258	$6,592	$7,917
Total revenues	6,308	6,318	7,152	7,993
Gross profit	3,729	3,680	4,720	5,103
Net loss	(4,440)	(3,713)	(3,394)	(3,528)
Basic and diluted net loss per share	(0.10)	(0.09)	(0.08)	(0.08)
2006:
Product sales	$2,675	$3,446	$3,748	$4,553
Total revenues	2,733	3,495	3,801	4,643
Gross profit(1)	1,614	1,697	2,269	2,762
Net loss	(4,112)	(4,388)	(4,192)	(4,851)
Basic and diluted net loss per share	(0.11)	(0.11)	(0.10)	(0.11)

(1)	During the second quarter of 2006, we incurred approximately $326,000 in costs due to an earlier product recall.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2008.
Item 11. Executive Compensation
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Certain information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2008.
Equity Compensation Plan Information
     The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2007:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued upon	Weighted Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected
	Outstanding Options	Outstanding Options	in Column A)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Stock Incentive Plan	2,206,850	$3.85	607,315
1996 Stock Option/ Stock Issuance Plan	1,855,889	$4.92	—
Employee Stock Purchase Plan	—	—	128,220
Equity compensation plans not approved by security holders: 1997
Supplemental Stock Option Plan	62,000	$4.61	—
Total	4,124,739	$4.34	735,535

Item 13. Certain Relationships and Related Transactions
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2008.
Item 14. Principal Accountant Fees and Services
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

2. Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.
          3. Exhibits.
     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, filed with the SEC on August 7, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).

10.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.5(2)	1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).

10.6(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.6.1(2)	Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6.2(1)	Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

Exhibit
Number	Description
10.7(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.9	Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

10.10(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix Annual Report on Form 10-K, filed with the SEC on March 27, 2003).

10.10.1	Schedule of officers of Endologix party to the Employment Agreement.

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

10.12	Stock Purchase Agreement, dated July 5, 2005, by and between Endologix and the investors named therein (Incorporated by reference to Exhibit 10.48 to Endologix Current Report on Form 8-K, filed with the SEC on July 8, 2005).

10.13	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.13 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2007).

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.
By:	/s/ PAUL MCCORMICK
Paul McCormick
Chief Executive Officer and Director (Principal Executive Officer)

Date: February 29, 2008
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

Signature	Title	Date

/s/ PAUL MCCORMICK (Paul McCormick)	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ ROBERT J. KRIST (Robert J. Krist)	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	February 29, 2008

/s/ FRANKLIN D. BROWN (Franklin D. Brown)	Chairman and Director	February 29, 2008

/s/ RODERICK DE GREEF (Roderick de Greef)	Director	February 29, 2008

/s/ EDWARD DIETHRICH, M.D. (Edward Diethrich, M.D.)	Director	February 29, 2008

/s/ JEFFREY F. O’DONNELL (Jeffrey F. O’Donnell)	Director	February 29, 2008

/s/ GREGORY D. WALLER (Gregory D. Waller)	Director	February 29, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Endologix, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, appearing under item 15(9)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
February 29, 2008

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,728	$6,271
Restricted cash equivalents	500	500
Marketable securities available-for-sale, including unrealized gains of $0 and $3	—	12,217
Accounts receivable, net of allowance for doubtful accounts of $100 and $38	4,527	2,763
Other receivables	234	198
Inventories	8,054	9,356
Other current assets	581	637

Total current assets	22,624	31,942

Property and equipment, net	3,771	4,516
Marketable securities available-for-sale	—	1,200
Goodwill	4,631	4,631
Intangibles, net	8,913	10,319
Other assets	104	78

Total assets	$40,043	$52,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,259	$5,009

Total current liabilities	4,259	5,009
Long-term liabilities	1,109	1,172

Total liabilities	5,368	6,181

Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 43,453,000 and 43,144,000 shares issued, and 42,958,000 and 42,649,000 outstanding	43	43
Additional paid-in capital	166,912	163,698
Accumulated deficit	(131,738)	(116,663)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	119	88

Total stockholders’ equity	34,675	46,505

Total liabilities and stockholders’ equity	$40,043	$52,686

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands,
	except per share amounts)
Revenue:
Product	$27,017	$14,422	$6,889
License	754	250	250

Total revenue	27,771	14,672	7,139

Cost of sales:
Cost of product revenue	10,539	6,330	3,859

Gross profit	17,232	8,342	3,280

Operating costs and expenses:
Research and development	6,372	6,765	5,817
Marketing and sales	20,142	14,579	8,794
General and administrative	6,380	5,585	4,801
Termination of supply agreement	550	—	—

Total operating costs and expenses	33,444	26,929	19,412

Loss from operations	(16,212)	(18,587)	(16,132)

Other income (expense):
Interest income	664	1,019	623
Other income (expense), net	473	25	(9)

Total other income	1,137	1,044	614

Net loss	$(15,075)	$(17,543)	$(15,518)

Basic and diluted net loss per share	$(0.35)	$(0.44)	$(0.46)

Shares used in computing basic and diluted net loss per share	42,796	40,010	33,951

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury		Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity	Loss
				(In thousands, except share amounts)
Balance at December 31, 2004	32,362,000	$32	$125,704	$(83,602)	(495,000)	$(661)	$78	$41,551	$(9,753)

Exercise of common stock options	133,000	1	493	—	—	—	—	494
Employee stock purchase plan	34,000	—	165	—	—	—	—	165
Sale of common stock	4,150,000	4	15,450	—	—	—	—	15,454
Amortization of deferred compensation	—	—	91	—	—	—	—	91
Net loss	—	—	—	(15,518)	—	—	—	(15,518)	(15,518)
Unrealized holding gain arising during the period	—	—	—	—	—	—	20	20	20
Unrealized exchange rate loss	—	—	—	—	—	—	(50)	(50)	(50)

Balance at December 31, 2005	36,679,000	$37	$141,903	$(99,120)	(495,000)	$(661)	$48	$42,207	$(15,548)

Exercise of common stock options	317,000	—	934	—	—	—	—	934
Employee stock purchase plan	77,000	—	319	—	—	—	—	319
Sale of common stock	6,061,000	6	18,747	—	—	—	—	18,753
Amortization of stock compensation expense	10,000	—	37	—	—	—	—	37
Grant of stock options	—	—	1,764	—	—	—	—	1,764
Amortization expense of non-employee stock options	—	—	(6)	—	—	—	—	(6)
Net loss	—	—	—	(17,543)	—	—	—	(17,543)	(17,543)
Unrealized holding gain arising during the period	—	—	—	—	—	—	23	23	23
Unrealized exchange rate gain	—	—	—	—	—	—	17	17	17

Balance at December 31, 2006	43,144,000	$43	$163,698	$(116,663)	(495,000)	$(661)	$88	$46,505	$(17,503)

Exercise of common stock options	123,000	—	228	—	—	—	—	228
Employee stock purchase plan	180,000	—	491	—	—	—	—	491
Stock issuance expense	—	—	—	—	—	—	—
Amortization of stock compensation expense	—	—	2,430	—	—	—	—	2,430
Grant of stock awards	6,000	—	23	—	—	—	—	23
Amortization expense of non-employee stock options	—	—	42	—	—	—	—	42
Net loss	—	—	—	(15,075)	—	—	—	(15,075)	(15,075)
Unrealized holding loss arising during the period	—	—	—	—	—	—	(3)	(3)	(3)
Unrealized exchange rate gain	—	—	—	—	—	—	34	34	34

Balance at December 31, 2007	43,453,000	$43	$166,912	$(131,738)	(495,000)	$(661)	$119	$34,675	$(15,044)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities:
Net loss	$(15,075)	$(17,543)	$(15,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,322	2,303	1,736
Stock-based compensation and deferred compensation	2,444	1,665	91
Realized gain on investments	(412)	—	—
Gain on disposal of assets	—	—	(7)
Changes:
Accounts receivable	(1,764)	(1,515)	(901)
Inventories	1,614	(1,854)	(3,388)
Other receivables and other assets	(6)	(84)	16
Accounts payable, accrued expenses and long term liabilities	(813)	444	1,747

Net cash used in operating activities	(11,690)	(16,584)	(16,224)

Investing activities:
Purchases of available-for-sale securities	(1,850)	(18,823)	(10,733)
Maturities of available-for-sale securities	15,650	14,388	18,878
Increase in restricted cash equivalents	—	—	(500)
Capital expenditures for property and equipment	(437)	(924)	(4,132)

Net cash provided by (used in) investing activities	13,363	(5,359)	3,513

Financing activities:
Proceeds from sale of common stock, net of expenses	—	18,753	15,454
Proceeds from sale of common stock under employee stock purchase plan	496	319	165
Proceeds from exercise of stock options	228	934	494

Net cash provided by financing activities	724	20,006	16,113

Effect of exchange rate changes on cash and cash equivalents	60	17	(42)

Net increase (decrease) in cash and cash equivalents	2,457	(1,920)	3,360
Cash and cash equivalents, beginning of year	6,271	8,191	4,831

Cash and cash equivalents, end of year	$8,728	$6,271	$8,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
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
     Liquidity and Capital Resources
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2007, 2006, and 2005, the Company incurred net losses of $15,075, $17,543, and $15,518, respectively. As of December 31, 2007, the Company had an accumulated deficit of $131,738. The Company believes that the current cash and cash equivalents balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under its credit facility, will be sufficient to fund ongoing operations through at least December 31, 2008. If the Company does not realize the expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, or if it cannot maintain its days sales outstanding accounts receivable ratio, it may not be able to fund its operations through December 31, 2008.
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
     Summary of Accounting Policies and Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
realization of tax assets and estimates of tax liabilities, contingent liabilities and the potential outcome of litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
Property and Equipment
     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, with the exception of the Company’s in-house ePTFE manufacturing equipment, which is depreciated by a per unit produced basis and approximates a six year useful life. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations. The estimated useful lives for furniture and equipment range from three to seven years and the estimated useful life for leasehold improvements is five years.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2007 and will continue to test for impairment annually as of June 30. No impairment was indicated.
     The developed technology is being amortized over its estimated useful life of 10 years. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,406, $1,405 and $1,405 in amortization expense for the developed technology and expects to record $1,405 each year thereafter, until the asset is fully amortized.
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
     In 2005, revenues from Edwards LifeSciences AG was $1,498, which represented 21% of total revenues. No other single customer accounted for more than 10% of the Company’s revenues in 2005. No single customer accounted for more than 10% of the Company’s total revenue in either 2006 or 2007.
     As of December 31, 2007 and December 31, 2006, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Product Sales by Geographic Region
     The Company had product sales by region as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$23,049	$12,366	$4,844
Netherlands	—	1,183	1,498
Germany	2,050	—	—
Other European countries	1,008	617	409
Latin America	699	164	72
Other	211	92	66

	$27,017	$14,422	$6,889

     Sales to commercial hospital accounts represented 98%, 97% and 95% of United States product sales in 2007, 2006 and 2005, respectively. The remaining United States product sales were sales to hospitals conducting clinical trials for the Powerlink System.
Revenue Recognition
     The Company complies with the revenue recognition guidelines in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. The Company recognizes revenue when all of the following criteria are met:
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock based transactions with its employees and directors. If the Company had recognized compensation expense for its stock based transactions based on the fair value method prescribed by SFAS 123, net loss and net loss per share for the year ended December 31, 2005 would have been as follows:

2005
Net loss, as reported	$(15,518)
Add: Stock-based employee compensation expense included in reported net loss	60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,314)

Pro forma net loss	$(17,772)

Basic and diluted net loss per share, as reported	$(0.46)
Basic and diluted net loss per share, pro forma	$(0.52)

Expected Life (in years)	4.8
Expected Volatility	78.01%
Risk Free Interest Rate	3.9%
Dividend Yield	0.0%
     The Company accounted for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (FIN 28). Under FIN 28, the Company had recorded compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation was recorded during the service period and was adjusted in subsequent periods for changes in the stock options’ fair value.
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
     In 2007, 2006 and 2005, the Company granted a total of 0, 0, and 180,000 Performance Units, respectively. The weighted average Base Value for the 2005 grants was $3.33. The Company recorded compensation expense of $5 in 2007, a reduction in compensation expense of $562 in 2006, and $579 in compensation expense during 2005 based on vested service in accordance with FIN 28, which has been included in marketing and sales expense in the consolidated statements of operations. The Company will record changes in the estimated compensation expense until the Performance Units are paid in cash.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion of such assets will not be recoverable.
     Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2007, 2006 and 2005, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive.
     If anti-dilutive stock options were included, the number of shares used to compute net loss per share would have been increased by approximately 2,874,000 shares, 2,026,000 shares, and 1,323,000 shares for the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, 2,678,000, 1,712,000, and 772,000 shares had an exercise price above the average closing price for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
of FIN 48, on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2007, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.
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
     In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-3 to have a material impact on its consolidated financial statements.
     In December 2007, the FASB’s Emerging Issues Task Force issued EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”, or EITF 07-01. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all collaborations existing after January 1, 2008. The Company is evaluating the impact this standard will have on its financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS 141(R), “Business Combinations (revised — 2007).” SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Statement requires that noncontrolling interests be reported as stockholders equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 and does not expect a material impact to its consolidated financial statements.
2. License Agreements
     In June 1998, the Company signed a technology license agreement with Guidant granting Guidant the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $250, $250, and $250, respectively, in royalties under the agreement. At December 31, 2007 and 2006, $182 and $117, respectively, due under this agreement are included in other receivables on the consolidated balance sheet. This royalty agreement expires in June of 2008, at which time Guidant will have a fully paid up license for the underlying technology.
     In September 2006, the Company licensed to BioLucent, Inc., a privately held medical device company, rights under certain patents held by the Company. In September 2007, Hologic, Inc. purchased BioLucent, Inc. Pursuant to this acquisition, the Company had the option to continue the royalty arrangement or to receive a one-time cash payment in exchange for a fully-paid up license. The Company elected to receive the one-time payment of $500. For the year ended December 31, 2007, the Company recorded $504 in royalties under the agreement and all payments were received.
3. Restricted Cash Equivalents
     The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At December 31, 2007, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
4. Marketable Securities Available-for-Sale
     The Company’s investments in debt securities are diversified among high credit quality securities in accordance with the Company’s investment policy. A major financial institution manages the Company’s investment portfolio. Marketable Securities are classified as current or non-current depending on the security’s maturity date. If the maturity date is less than one year from the balance sheet date, the security is classified as current. As of December 31, 2007, the Company was not invested in debt securities. All investment funds were held in liquid high yield money market funds. As of December 31, 2006, $11,917 and $1,500 of the Company’s debt securities had original contractual maturities more than 90 days and less than one year and original contractual maturities between one to two years, respectively.

	December 31, 2006
		Gross
		Unrealized
		Holding	Fair
	Cost	Loss	Value
U.S. Treasury and other agencies debt securities	$—	$—	$—
Corporate debt securities	13,414	3	13,417

	$13,414	$3	$13,417

5. Receivables
     Receivables consist of the following at December 31, 2007 and 2006:

	2007	2006
Trade	$4,527	$2,763

Credit card rebate	43	—
License	182	117
Interest	1	14
Other	8	67

Total other receivables	$234	$198

6. Inventories
     Inventories consisted of the following:

	December 31,
	2007	2006
Raw materials	$2,760	$2,325
Work in process	2,125	2,426
Finished goods	3,169	4,605

	$8,054	$9,356

7. Property and Equipment
     Property and equipment consisted of the following:

	December 31,
	2007	2006
Construction in progress	$17	$2,527
Leasehold improvements	2,032	1,982
Furniture and equipment	4,387	1,490

	6,436	5,999
Less accumulated depreciation and amortization	(2,665)	(1,483)

	$3,771	$4,516

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
8. Intangibles
     Intangibles consisted of the following:

	December 31,
	2007	2006
Developed technology	$14,050	$14,050
Accumulated amortization	(7,845)	(6,439)

	6,205	7,611
Trademarks and trade names	2,708	2,708

Intangible assets, net	$8,913	$10,319

9. Line of Credit
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
     As of December 31, 2007, the Company had no outstanding borrowings under the credit facility and is in compliance with all covenants.
10. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following:

	December 31,
	2007	2006
Accounts payable	$1,395	$3,066
Customer Deposits	418	10
Accrued payroll and related expenses	2,071	1,526
Accrued clinical expenses	250	178
Accrued compensation	53	160
Other accrued expenses	72	69

	$4,259	$5,009

11. Long Term Liabilities
     Long term liabilities consisted of the following:

	December 31,
	2007	2006
Deferred tax	$1,029	$1,029
Deferred rent	80	143

	$1,109	$1,172

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
12. Commitments and Contingencies
     Sole-Source, Related-Party Supplier Agreement
     In February 1999, the Company entered into a supply agreement with Bard Peripheral Vascular Inc., a subsidiary of C.R. Bard, Inc for the supply of ePTFE. The supply agreement had an initial term through December 2007, at which time it automatically would renew on a year-by-year basis, unless either party were to give the other party notice of its intention not to renew within 30 days from the expiration date of the applicable renewal period. Under the terms of a third amendment to the supply agreement dated September 21, 2007, the minimum purchase requirement for the 2007 year was reduced from $2,875 to $2,200, the Company agreed to pay $550 in consideration for the reduction, and both parties agreed to terminate the agreement on December 31, 2007. The $550 paid to reduce the 2007 commitment was recorded as an operating expense in the quarter ended September 30, 2007.
     During 2007, the Company purchased approximately $2,200 of such materials, which fulfilled its 2007 purchase commitments. No future commitments exist under this agreement.
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
     Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of December 31, 2007:

Year Ending December 31,
2008	344
2009	346
2010	87
Thereafter	—

$777

     Rental expense charged to operations for all operating leases during the years ended December 31, 2007, 2006 and 2005, was approximately $329, $336, and $472, respectively.
     Employment Agreements and Retention Plan
     The Company has entered into employment agreements with its officers and “key employees” under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, or upon a change in control or corporate transaction, or by the key employee for good reason, as such terms are defined in the agreement. If due, the payment will generally be equal to six months of the key employee’s then current salary for termination by the Company without cause or by the key employee for good reason, and generally be equal to twelve months of salary upon a change in control or corporate transaction.
     13. Stockholders’ Equity
     Authorized Shares of Common Stock
     In October 2003, shareholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 50,000,000. In May 2006, shareholders approved an amendment, which increased the number of authorized shares of common stock from 50,000,000 to 60,000,000.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Sale of Common Stock
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
     Stock Option Plan
     Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), either incentive stock options or non-qualified options awards may be granted and under the 1997 Supplemental Stock Option Plan (the “1997 Plan” and together with the 1996 Plan and 2006 Plan, the “Plans”), non-qualified option awards may be granted. Under the Plans, options are granted at a price not less than 100% for incentive stock options and 85% for non-qualified stock options of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period. At December 31, 2007 and 2006, there were approximately 607,000 and 1,740,000 shares of common stock available for future stock option grants. The activity under the plans is summarized below:

	2007		2006		2005
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding — Beginning of Year	3,396,929	$4.38	2,678,201	$4.53	1,793,363	$3.85
Granted	1,556,500	4.08	1,309,300	3.77	1,201,800	5.50
Exercised	122,868	2.38	316,404	2.95	133,148	3.71
Forfeited	647,822	4.34	274,168	4.62	183,814	4.86
Expired	58,000	4.27	—	—	—	—

Outstanding — End of Year	4,124,739	$4.34	3,396,929	$4.38	2,678,201	$4.53

Exercisable — End of Year	2,059,617	$4.56	1,579,764	$4.53	1,302,155	$3.94

Weighted Average Fair Value of Options Granted During Year		$2.59		$2.55		$5.50

     The total intrinsic value for options outstanding was approximately $126, $530 and $6,358 as of December 31, 2007, 2006, and 2005, respectively. The total intrinsic value for options exercisable was approximately $126, $461, and $3,873 as December 31, 2007, 2006, and 2005, respectively. The total intrinsic value of options exercised was approximately $126, $1,347, and $358 in 2007, 2006, and 2005, respectively.
     As of December 31, 2007, there was $4,594 of total unrecognized compensation cost related to unvested options granted. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     The following table summarizes information regarding stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.77 — 3.00	252,720	6.5	$2.36	132,720	$1.90
3.07 — 3.40	560,850	8.4	3.39	317,093	3.40
3.42 — 3.90	544,500	7.9	3.63	186,355	3.61
3.92 — 4.26	548,499	7.9	4.02	261,167	3.93
4.29 — 4.44	741,000	9.3	4.32	9,375	4.44
4.45 — 4.88	371,729	7.7	4.58	242,563	4.57
4.94 — 5.68	441,900	4.2	5.19	372,963	5.17
5.81 — 8.75	663,541	7.0	6.09	537,381	6.11

0.77 — 8.75	4,124,739	7.6	$4.34	2,059,617	$4.56

     The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 where the exercise price on the date of grant was equal to the stock price on that date, was $2.59, $2.55, and $5.50, respectively.
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
     FAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recorded in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. Share-based compensation expense recognized in the Company’s consolidated statements of operations in 2006 and 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. As share-based compensation expense recognized in the consolidated statement of operations for the fiscal year 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required by FAS 123 for the periods prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
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
     The weighted average of the assumptions used to estimate the fair value of stock options granted using the Black-Scholes valuation method were as follows:

	2007	2006
Expected Life (in years) (1)	5.5	5.5
Expected Volatility (2)	71.2%	75.8%
Risk Free Interest Rate (3)	4.5%	4.9%
Dividend Yield (4)	0.0%	0.0%

1.	Estimated based on historical experience.

2.	Volatility based on historical experience over a period equivalent to the expected life in years.

3.	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4.	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.
     Expense recorded pursuant to FAS 123R during was as follows:

	2007	2006
General and Administrative	$894	$767
Marketing and Sales	878	448
Research, Development, and Clinical	417	347
Cost of Sales	195	72

Total Stock Based Compensation	$2,384	$1,634

     In addition, the Company has $177 and $130 of stock based compensation capitalized in inventory as of December 31, 2007, and 2006.
     Expense related to non-employee stock options is being amortized over the vesting period, which is generally four years. During the years ended December 31, 2007, 2006, and 2005, $42, $(6), and $31, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2007, 2006 and 2005, the Company granted 10,000, 20,000, and -0- options, respectively, to non-employees. As of December 31, 2007, 2006 and 2005, a total of 187,000, 220,100, and 236,100 non-employee stock options, respectively, were outstanding. As of December 31, 2007, 2006, and 2005, a total of 168,667, 207,000, and 232,100, non-employee stock options, respectively, were fully vested.
     Stock Purchase Plan
     Under the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In 2006, an additional 250,000 shares of common stock were approved for issuance under the Purchase Plan. During 2007,

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
2006, and 2005, a total of approximately 180,000, 77,000, and 34,000 shares of common stock, respectively, were purchased at an average price of $2.74, $4.11, and $3.58, respectively.
14. Income Taxes
     Income tax expense (benefit) consists of the following:

	2007	2006	2005
Current
Federal	$—	$—	$—
State	2	3	—
Foreign	—	3	—

	2	3	—
Deferred
Federal	—	—	—
State	—	—	—

Total tax expense (benefit)	$2	$3	$—
     Income taxes for 2007, 2006 and 2005 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% to income/(loss) before taxes for those years as follows:

	2007	2006	2005
Tax expense (benefit) at U.S. statutory rate	$(5,126)	$(5,965)	$(5,267)
State tax (benefit) net of federal benefit	(493)	(662)	(612)
Meals & Entertainment (50% addback)	114	76	51
Research & Development Credits	(201)	(39)	(357)
Stock based compensation	456	437	—
Net change in valuation allowance	5,240	5,811	4,609
Other, net	12	345	1,576

	$2	$3	$—

     Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2007	2006
Net operating loss carryforwards	$36,257	$32,783
Accrued expenses	181	140
Tax credits	6,232	5,734
License fees	61	73
Inventory	248	30
Capitalized research and development	401	613
Developed technology	(2,337)	(2,903)
Trademarks and tradenames	(1,029)	(1,029)
Deferred compensation	803	441
Other	746	164

Deferred tax assets	41,563	36,046
Valuation allowance	(42,592)	(37,075)

Net deferred tax liability	$(1,029)	$(1,029)

     Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. The Company recorded a valuation allowance of $42.6 million. In determining the net asset subject to a valuation allowance, the Company exceeded a deferred tax liability related to its indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $1.0 million after application of the valuation allowance.
     The valuation allowance increased by $5,517, $6,651, and $3,815 in 2007, 2006 and 2005, respectively.
     At December 31, 2007, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $100,248 and $60,261, respectively. The federal net operating loss carryforward will begin expiring in 2015. The state net operating loss began expiring in the current year. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $3,239, and $2,882, respectively, which begin to expire in 2018. The state research and development credits do not expire for California purposes. In addition, the Company has approximately $110 of California Manufacturers’ Investment Credits, which begin to expire in 2010.
     As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2007 and 2006 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting.  Those deferred tax assets include federal and state net operating losses.   Equity will be increased by $454 if and when such deferred tax assets are ultimately realized.  The Company uses SFAS 109 ordering for purposes of determining when excess tax benefits have been realized.
     Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
     The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
     As of December 31, 2007, a portion of the federal and state valuation allowance includes tax benefits of stock option deductions that are also included in the Company’s net operating loss carryforwards. At such time as the valuation allowance is reduced (if at all, subject to “change in ownership” limitations described above), the benefit will be first credited to income tax expense. Thereafter, the benefit will be credited to additional paid-in capital.
     The results of operations for the years ended December 31, 2007, 2006 and 2005 include the net losses of the Company’s wholly-owned German subsidiary of $14, $17, and $24, respectively.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of December 31, 2007, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.
     The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.
     The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2007, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.
     The Company is subject to taxation in the US and various states. The company’s tax years for 2004, 2005, and 2006 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2004.
15. Employee Benefit Plan
     The Company provides a 401(k) Plan for all employees 21 years of age or older. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 100% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 2007, 2006, or 2005.
16. Legal Matters
     The Company is a party to ordinary disputes arising in the normal course of business, including an intellectual property infringement claim as well as claims with respect to its employment of former employees of its competitors. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

(b) Financial Statement Schedule
ENDOLOGIX, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

Column A	Column B	Column C		Column D	Column E
		Additions
		(Reductions)
	Balance at	Charges to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(a)	Period
		(In thousands)
Year ended December 31, 2007
Allowance for doubtful accounts	$38	$81	$—	$(19)	$100
Reserve for excess and obsolete inventories	$79	$777	$—	$(196)	$660
Income tax valuation allowance	$37,075	$5,517	$—	$—	$42,592
Year ended December 31, 2006
Allowance for doubtful accounts	$26	$38	$—	$(26)	$38
Reserve for excess and obsolete inventories	$426	$488	$—	$(835)	$79
Income tax valuation allowance	$30,424	$6,651	$—	$—	$37,075
Year ended December 31, 2005
Allowance for doubtful accounts	$31	$—	$—	$(5)	$26
Reserve for excess and obsolete inventories	$65	$780	$—	$(419)	$426
Income tax valuation allowance	$26,609	$3,815	$—	$—	$30,424

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, filed with the SEC on August 7, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).

10.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.3(1)	License Agreement by and between Endologix and Guidant dated June 19, 1998 (Incorporated by reference to Exhibit 10.24 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on August 11, 1998).

10.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.5(2)	1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).

10.6(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.6.1(2)	Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6.2(1)	Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.7(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006.

10.9	Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

Exhibit
Number	Description
10.10(2)	Form of Employment Agreement with certain officers of Endologix (Incorporated by reference to Exhibit 10.42 to Endologix Annual Report on Form 10-K, filed with the SEC on March 27, 2003).

10.10.1	Schedule of officers of Endologix party to the Employment Agreement.

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

10.12	Stock Purchase Agreement, dated July 5, 2005, by and between Endologix and the investors named therein (Incorporated by reference to Exhibit 10.48 to Endologix Current Report on Form 8-K, filed with the SEC on July 8, 2005).

10.13	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.13 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2007).

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.