Form 10-Q
period 2008-03-31
ENDOLOGIX INC /DE/
filed 2008-05-01
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On April 15, 2008, there were 42,972,891 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.

Form 10-Q

March 31, 2008

TABLE OF CONTENTS

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,310	$8,728
Restricted cash equivalents	500	500
Accounts receivable, net of allowance for doubtful accounts of $133 and $100	4,785	4,527
Other receivables	16	234
Inventories	7,421	8,054
Other current assets	501	581
Total current assets	20,533	22,624
Property and equipment, net	3,549	3,771
Goodwill	4,631	4,631
Intangibles, net	8,562	8,913
Other assets	104	104
Total assets	$37,379	$40,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,677	$4,259
Total current liabilities	4,677	4,259
Long term liabilities	1,093	1,109
Total liabilities	5,770	5,368
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 43,453,000 and
43,453,000 shares issued, respectively, and 42,958,000 and 42,958,000 shares
outstanding, respectively	43	43

Additional paid-in capital	167,432	166,912
Accumulated deficit	(135,430)	(131,738)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Accumulated other comprehensive income	225	119
Total stockholders’ equity	31,609	34,675
Total liabilities and stockholders’ equity	$37,379	$40,043

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Product	$8,317	$6,250
License	12	58
Total revenue	8,329	6,308
Cost of product revenue	2,531	2,579
Gross profit	5,798	3,729
Operating expenses:
Research, development and clinical	1,498	1,604
Marketing and sales	5,800	5,192
General and administrative	2,272	1,621
Total operating expenses	9,570	8,417
Loss from operations	(3,772)	(4,688)
Other income:
Interest income	80	248
Total other income	80	248
Net loss	$(3,692)	$(4,440)
Basic and diluted net loss per share	$(0.09)	$(0.10)
Shares used in computing basic and diluted net loss per share	42,953	42,704

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,692)	$(4,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	539
Stock-based compensation	568	557
Change in:
Accounts receivable	(258)	(1,071)
Inventories	595	(39)
Other receivables and other assets	298	321
Accounts payable, accrued expenses and long term liabilities	402	(766)
Net cash used in operating activities	(1,464)	(4,899)
Cash flows provided by investing activities:
Purchases of available-for-sale securities	—	(1,850)
Sales of available-for-sale securities	—	10,895
Cash paid for property and equipment	(60)	(160)
Net cash provided by (used in) investing activities	(60)	8,885
Cash flows provided by financing activities:
Proceeds from sale of common stock under employee stock purchase plan	—	97
Proceeds from exercise of common stock options	—	90
Net cash provided by financing activities	—	187
Effect of exchange rate changes on cash and cash equivalents	106	5
Net increase in cash and cash equivalents	(1,418)	4,178
Cash and cash equivalents, beginning of period	8,728	6,271
Cash and cash equivalents, end of period	$7,310	$10,449

See accompanying notes

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

     For the three months ended March 31, 2008, the Company incurred a net loss of $3,692. As of March 31, 2008, the Company had an accumulated deficit of $135,430. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations.

     At March 31, 2008, the Company had cash, cash equivalents, and restricted cash equivalents of $7,810, of which $500 was restricted. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink® System and borrowings available under its credit facility, will be sufficient to fund ongoing operations until at least the next twelve months. However, if the Company does not realize its expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional financing to fund its operations.

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
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

     The weighted average of the assumptions that were used to estimate the fair value of stock options granted using the Black-Scholes valuation method are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007
Expected Life (in years) (1)	5.5	5.5
Expected Volatility (2)	61.2%	73.5%
Risk Free Interest Rate (3)	2.9%	4.7%
Dividend Yield (4)	0.0%	0.0%
____________________

1)	Estimated based on historical experience.

2)	Volatility based on historical experience over a period equivalent to the expected life in years.

3)	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4)	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

Expense recorded pursuant to FAS 123R during the three month period ended March 31, 2008 and 2007 was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
General and Administrative	$205	$192
Marketing and Sales	227	173
Research, Development, and Clinical	59	95
Cost of Sales	79	53
Total	$570	$513

In addition, the Company had $129 of stock based compensation capitalized into inventory as of March 31, 2008, and $177 of stock based compensation capitalized into inventory as of December 31, 2007.

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

     Under the 2004 Performance Compensation Plan (the “Performance Plan”), Performance Units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three month periods ended March 31, 2008 and 2007, respectively. The total accrued compensation expense as of March 31, 2008 was $71, at which time there were an aggregate of 128 Performance Units outstanding. The total accrued compensation expense as of December 31, 2007, was $53 and there were 148 total Performance Units outstanding. The Company recorded an expense totaling $18 for the three months ended March 31, 2008 and an expense of $128 for the three months ended March 31, 2007, in accordance with FIN 28. During the three months ended March 31, 2008, 21 Performance Units expired. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.

3. Net Loss Per Share

     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three month period ended March 31, 2008 and the three month period ended March 31, 2007 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.

     If anti-dilutive stock options were included for the three months ended March 31, 2008 and 2007, the number of shares used to compute diluted net loss per share would have been increased by approximately 3,935 and 2,027 shares, respectively. Of these amounts, 3,879 shares and 1,710 shares had an exercise price above the average closing price for the three months ended March 31, 2008 and 2007, respectively.

4. Restricted Cash Equivalents

     The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At March 31, 2008, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.

5. Inventories

     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$2,378	$2,760
Work-in-process	1,811	2,125
Finished goods	3,232	3,169
	$7,421	$8,054

Inventory reserves were $630 and $660 as of March 31, 2008 and December 31, 2007, respectively.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

6. Line of Credit

     On February 21, 2007, the Company entered into a revolving credit facility, whereby it may borrow up to $5,000. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of the Company’s business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by the Company’s assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009.

     As of March 31, 2008, the Company had no outstanding borrowings under the credit facility and is in compliance with all covenants.

7. License Revenue

     In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. In April 2006, Abbott Laboratories acquired Guidant’s vascular business. This acquisition included all rights and obligations under licenses. The Company receives royalty payments based upon the sale of products using the Focus technology. The agreement expires in June 2008, at which time Abbott will have a fully paid up license for the underlying technology. Minimal royalties are expected through the remainder of the license term. During the three months ended March 31, 2008 and 2007, the Company recorded $12 and $58, respectively, in license revenue due on product sales by Abbott Laboratories. At March 31, 2008 and December 31, 2007, $12 and $182, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheet.

8. Product Revenue by Geographic Region

     The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months
	Ended March 31,
	2008	2007
United States	$6,849	$5,117
Germany	620	665
Japan	364	22
Other European countries	232	299
Latin America	241	95
Other	11	52
	$8,317	$6,250

Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

9. Concentrations of Credit Risk and Significant Customers

     During the three months ended March 31, 2008, no single customer accounted for more than 10% of total revenues. During the three months ended March 31, 2007, revenue from LeMaitre Vascular, Inc. included its initial stocking order and was $665, which represented 11% of total revenues. No other single customer in the three month period ended March 31, 2007 accounted for more than 10% of total revenues.

     As of March 31, 2008 and December 31, 2007, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

10. Comprehensive Loss

     The Company’s comprehensive loss included the following:

	Three Months
	Ended March 31,
	2008	2007
Net loss	$(3,692)	$(4,440)
Unrealized holding gain arising during the period, net	---	(3)
Foreign currency translation adjustment	106	5
Comprehensive loss	$(3,586)	$(4,438)

11. Intangible Assets and Goodwill

     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	March 31,	December 31,
	2008	2007
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(8,196)	(7,845)
Net developed technology	5,854	6,205
Trademarks and trade names (Indefinite life)	2,708	2,708
Intangible assets, net	$8,562	$8,913
Goodwill, (Indefinite life)	$4,631	$4,631

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

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)

     The Company recognized amortization expense on intangible assets of $351 and $352 during the three months ended March 31, 2008 and 2007, respectively. Estimated amortization expense for the remainder of 2008 and the five succeeding fiscal years is as follows:

2008	$1,054
2009	$1,405
2010	$1,405
2011	$1,405
2012	$585

12. Commitments and Contingencies

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

13. Recent Accounting Pronouncements

     As of January 1, 2008, the Company has adopted the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. As of March 1, 2008, the adoption of SFAS 157 had no impact on our consolidated financial statements.

     As of January 1, 2008, the Company has adopted the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 allows for voluntary measurement of financial assets and liabilities as well as certain other items at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings. As of March 31, 2008, the adoption of SFAS 159 had no impact on our consolidated financial statements.

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

     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 and do not expect a material impact to our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our sole technology, the Powerlink® System, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, including but not limited to those factors discussed in “Item 1A. Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to update information contained in any forward-looking statement.

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

Our Business

     We are engaged in the development, manufacture, sale and marketing of minimally invasive therapies for the treatment of vascular disease. Our primary focus is the development of the Powerlink® System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAA is approximately 75%, making it a leading cause of death in the United States today.

     The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The self-expanding cobalt chromium alloy stent cage is covered by ePTFE, a commonly-used surgical graft material. The Powerlink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrate that implantation of our products reduce the mortality and morbidity rates associated with conventional AAA surgery, as well as provide a clinical alternative to many patients that could not undergo conventional surgery. We are currently selling the Powerlink System in the United States, Europe, South America, Japan and in other selected markets.

     In February 2008, we received Shonin approval from the Japanese Ministry of Health. Shonin is equivalent to FDA approval of a PMA application in the United States. We commenced commercial sales to Japan in February 2008 through our distributor.

     We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of March 31, 2008, 153 of the required 193 patients have been enrolled for the second arm of the United States Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of July 31, 2007, all of the required 60 patients have been enrolled in a United States Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink ELG to treat patients with large aortic necks. As of March 31, 2008, 36 of the required 63 patients have been enrolled in a clinical trial for a 34mm infrarenal bifurcated device, also designed to treat patients with large aortic necks. Currently, only one commercial device supplied by a competitor, is capable of treating aortic necks larger than 26 mm.

     We have experienced an operating loss for each of the last five years and expect to continue to incur operating losses for at least the next nine months. Our business is subject to a number of challenges inherent in a company with a single technology such as the difficulty in predicting physician acceptance of our product and the difficulty of planning for the growth of our operations relative to the market demand for our product. Consequently, our results of operations have varied significantly from quarter to quarter, and we expect that our results of operations will continue to vary significantly in the future.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

     Product Revenue. Product revenue increased 33% to $8.3 million in the three months ended March 31, 2008 from $6.3 million in the three months ended March 31, 2007. Domestic sales increased 34% to $6.8 million in the three months ended March 31, 2008 from $5.1 million in the three months ended March 31, 2007. The increase in domestic sales was due to increased productivity of field sales personnel and an increase in territories covered.

     International sales increased 30% to $1.5 million in the three months ended March 31, 2008 from $1.1 million for the comparable period in the prior year. This increase was driven by our initial stocking order to Japan, and higher sales to our distributors in Europe and Latin America.

     We expect that product revenue will continue to grow, both sequentially and compared to prior year periods. We anticipate that product revenue will be in the range of $39 to $43 million for the year ended December 31, 2008.

     License Revenue. License revenue decreased 79% to $12,000 in the three months ended March 31, 2008 from $58,000 for the comparable period in the prior year. This decrease is due to the expiration of the annual minimum royalty provision of the license agreement with Abbott and the royalty payments will cease when the license becomes fully paid up in June 2008.

     Cost of Product Revenue. The cost of product revenue decreased 2% to $2.5 million in the three months ended March 31, 2008 from $2.6 million in the three months ended March 31, 2007. Despite an increase in the volume of Powerlink System sales, the cost of product revenue declined by 2%. As a percentage of product revenue, cost of product revenue decreased to 30% in the first quarter of 2008 as compared to 41% in the same period of 2007. Both the dollar and percentage declines in the cost of product revenue were due to increased substitution of in-house produced ePTFE graft material for higher-cost purchased graft material in a portion of the products sold during the period.

     We expect gross margin to range from 71% to 75% for the full year of 2008, reflecting the benefit of increased utilization of ePTFE graft material produced in-house, and higher volume.

     Research, Development and Clinical. Research, development and clinical expense decreased 4% to $1.5 million in the three months ended March 31, 2008 as compared to $1.6 million for the three months ended March 31, 2007. We expect that research, development, and clinical expense will remain in the range of $1.5 million to $1.8 million per quarter through 2008.

     Marketing and Sales. Marketing and sales expense increased 13% to $5.8 million in the three months ended March 31, 2008 from $5.2 million in the three months ended March 31, 2007. The increase in the first quarter of 2008 resulted primarily from a 15% increase in the size of the domestic sales force which generated a 34% increase in domestic sales between those periods. We anticipate that marketing and sales expense will increase at a decreasing rate over the remainder of the year due to increased production of our tenured sales representatives within their territories.

     General and Administrative. General and administrative expense increased 42% to $2.3 million in the three months ended March 31, 2008 from $1.6 million in the three months ended March 31, 2007. Legal expenses increased approximately $446,000 in response to an intellectual property infringement claim and employment matters. While these matters are still ongoing, we believe that Q1 represented the peak in legal expenses for the year and that additional legal fees related to these matters will be modest for the remainder of 2008. We expect general and administration expense to return to the $1.6 to $1.8 million range per quarter through the balance of 2008, notwithstanding any unforeseen legal activity.

     Other Income. Other income decreased 68% to $80,000 in the three months ended March 31, 2008, from $248,000 in the same period of 2007. Interest income declined due to lower balances of invested cash and lower yields on invested cash.

Liquidity and Capital Resources

     For the three months ended March 31, 2008, we incurred a net loss of $3.7 million. As of March 31, 2008, we had an accumulated deficit of $135.4 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. Since July 2003, we have completed four financing transactions resulting in net proceeds of approximately $58.0 million.

     In February 2007, we entered into a revolving credit facility, whereby we may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the lender. The credit facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter. As of March 31, 2008, we were in compliance with all of these covenants. The amounts outstanding under the credit facility are collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on February 21, 2009. As of March 31, 2008, we did not have any outstanding borrowings under this credit facility.

     At March 31, 2008, we had cash, cash equivalents, and restricted cash equivalents of $7.8 million. We believe that current cash and cash equivalents, together with cash receipts generated from sales of the Powerlink System and available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures until we achieve positive cash flow on a sustainable basis.

     In the event that we are unsuccessful and do require additional funding, we would attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we were not able to raise additional funds, we would be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flows.

     We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:

  continued market acceptance of the Powerlink System;

  our ability to successfully expand our commercial marketing of the Powerlink System;

  the success of our research and development programs for future products;

  the clinical trial and regulatory approval processes for future products;

  the costs involved in intellectual property rights enforcement or litigation;

  the level of hospital reimbursement for ELG procedures and other competitive factors;

  viability of our sole manufacturing facility through unforeseen natural or other disasters;

  our ability to produce and/or purchase an adequate supply of ePTFE, the key raw material for our Powerlink System;

  the establishment of collaborative relationships with other parties.

     As of March 31, 2008, inventory decreased 8% to $7.4 million as compared to $8.1 million as of December 31, 2007. The decrease in inventory is primarily due to continued substitution of in-house produced ePTFE graft material for higher cost purchased graft material. In general, our raw material and in-process inventories have an indefinite shelf life, and finished goods have a shelf life of up to three years.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our financial instruments include cash and cash equivalents. At March 31, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in United States currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at March 31, 2008.

     All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of March 31, 2008, we had no outstanding amounts under our credit facility and therefore, were not subject to any risk from changes in interest rates.

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

ENDOLOGIX, INC.

Date: May 1, 2008	/s/ Paul McCormick
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2008	/s/ Robert J. Krist
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