Form 10-Q
period 2008-06-30
ENDOLOGIX INC /DE/
filed 2008-08-01
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008.

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
(949) 595-7200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
On July 15, 2008, there were 43,629,196 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
June 30, 2008

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,602	$8,728
Restricted cash equivalents	500	500
Accounts receivable, net of allowance for doubtful accounts of $137 and $100, respectively	4,967	4,527
Other receivables	11	234
Inventories	7,179	8,054
Other current assets	308	581

Total current assets	18,567	22,624

Property and equipment, net	3,487	3,771
Goodwill	4,631	4,631
Intangibles, net	8,211	8,913
Other assets	104	104

Total assets	$35,000	$40,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,006	$4,259

Total current liabilities	5,006	4,259
Long term liabilities	1,077	1,109

Total liabilities	6,083	5,368

Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 44,124,000 and 43,453,000 shares issued, respectively, and 43,629,000 and 42,958,000 shares outstanding, respectively	44	43

Additional paid-in capital	168,518	166,912
Accumulated deficit	(139,192)	(131,738)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Accumulated other comprehensive income	208	119

Total stockholders’ equity	28,917	34,675

Total liabilities and stockholders’ equity	$35,000	$40,043

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product	$9,261	$6,258	$17,578	$12,508
License	12	60	24	118

Total revenue	9,273	6,318	17,602	12,626
Cost of product revenue	2,554	2,638	5,085	5,217

Gross profit	6,719	3,680	12,517	7,409

Operating expenses:
Research, development and clinical	1,798	1,455	3,296	3,059
Marketing and sales	6,144	4,686	11,944	9,878
General and administrative	2,599	1,446	4,871	3,067

Total operating expenses	10,541	7,587	20,111	16,004

Loss from operations	(3,822)	(3,907)	(7,594)	(8,595)

Other income:
Interest income	60	194	140	442

Total other income	60	194	140	442

Net loss	$(3,762)	$(3,713)	$(7,454)	$(8,153)

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.17)	$(0.19)

Shares used in computing basic and diluted net loss per share	42,976	42,728	42,964	42,716

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,454)	$(8,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,201	1,077
Stock-based compensation	1,368	1,191
Change in:
Accounts receivable	(440)	(1,407)
Inventories	844	179
Other receivables and other assets	496	411
Accounts payable, accrued expenses and long term liabilities	715	(935)

Net cash used in operating activities	(3,270)	(7,637)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	—	(1,850)
Sales of available-for-sale securities	—	14,064
Cash paid for property and equipment	(252)	(273)

Net cash provided by (used in) investing activities	(252)	11,941

Cash flows provided by financing activities:
Proceeds from sale of common stock under employee stock purchase plan	277	327
Proceeds from exercise of common stock options	30	177

Net cash provided by financing activities	307	504

Effect of exchange rate changes on cash and cash equivalents	89	18

Net increase/(decrease) in cash and cash equivalents	(3,126)	4,826
Cash and cash equivalents, beginning of period	8,728	6,271

Cash and cash equivalents, end of period	$5,602	$11,097

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited six month period ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     For the six months ended June 30, 2008, the Company incurred a net loss of $7,454. As of June 30, 2008, the Company had an accumulated deficit of $139,192. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations.
     At June 30, 2008, the Company had cash, cash equivalents, and restricted cash equivalents of $6,102, of which $500 was restricted. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink® System and borrowings available under its credit facility, will be sufficient to fund ongoing operations until at least the next twelve months. However, if the Company does not realize its expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional financing to fund its operations.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
     Expense recorded pursuant to FAS 123R during the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
General and Administrative	$349	$237	$554	$429
Marketing and Sales	260	202	487	375
Research, Development, and Clinical	52	101	111	196
Cost of Sales	57	84	136	137

Total	$718	$624	$1,288	$1,137
     In addition, the Company had $109 of stock based compensation capitalized into inventory as of June 30, 2008, and $177 of stock based compensation capitalized into inventory as of December 31, 2007.
     Under the 2004 Performance Compensation Plan (the “Performance Plan”), Performance Units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three and six month periods ended June 30, 2008 and 2007, respectively. The total accrued compensation expense as of June 30, 2008 was $12, at which time there were an aggregate of 110 Performance Units outstanding. The total accrued compensation expense as of December 31, 2007, was $53 and there were 148 total Performance Units outstanding. The Company recorded a reduction of expense totaling $58 and $40 for the three and six months ended June 30, 2008 and an expense of $93 and $221 for the three and six months ended June 30, 2007, in accordance with FIN 28. During the three and six months ended June 30, 2008, 18 and 39 Performance Units expired. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.
3. Net Loss Per Share

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and six month periods ended June 30, 2008 and the three and six month periods ended June 30, 2007 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.
     If anti-dilutive stock options were included for the three months ended June 30, 2008 and 2007, the number of shares used to compute diluted net loss per share would have been increased by approximately 4,468 and 2,402 shares, respectively. Of these amounts, 4,424 shares and 2,069 shares had an exercise price above the average closing price for the three months ended June 30, 2008 and 2007, respectively. If anti-dilutive stock options were included for the six months ended June 30, 2008 and 2007, the number of shares used to compute diluted net loss per share would have been increased by approximately 4,158 and 2,210 shares, respectively. Of these amounts, 4,092 shares and 1,883 shares had an exercise price above the average closing price for the six months ended June 30, 2008 and 2007, respectively.
4. Restricted Cash Equivalents
     The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At June 30, 2008, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.
5. Inventories
     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$2,556	$2,760
Work-in-process	1,636	2,125
Finished goods	2,987	3,169

	$7,179	$8,054

Inventory reserves were $585 and $660 as of June 30, 2008 and December 31, 2007, respectively.
6. Line of Credit
     As of June 30, 2008, the Company had access to a revolving credit facility, whereby it could borrow up to $5,000. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of the Company’s business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by the Company’s assets with the exception of its intellectual property. All amounts owed under the credit facility

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
become due and payable on February 21, 2009. As of June 30, 2008, the Company had no outstanding borrowings under the credit facility and was in compliance with all covenants.
     In July 2008, the Company and the lender amended the facility as described in Note 13.
7. License Revenue
     In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. In April 2006, Abbott Laboratories acquired Guidant’s vascular business. This acquisition included all rights and obligations under licenses. The Company receives royalty payments based upon the sale of products using the Focus technology. The agreement expired in June 2008, at which time Abbott obtained a fully paid up license for the underlying technology. During the three months ended June 30, 2008 and 2007, the Company recorded $12 and $60, respectively, in license revenue due on product sales by Abbott Laboratories. During the six months ended June 30, 2008 and 2007, the Company recorded $24 and $118, respectively, in license revenue due on product sales by Abbott Laboratories. At June 30, 2008 and December 31, 2007, $24 and $182, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheet.
8. Product Revenue by Geographic Region
     The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
United States	$7,881	$5,363	$14,730	$10,480
Germany	587	464	1,207	1,129
Japan	85	—	449	22
Other European countries	453	212	685	561
Latin America	250	208	491	303
Other	5	11	16	13

	$9,261	$6,258	$17,578	$12,508
Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
9. Concentrations of Credit Risk and Significant Customers
     During the three and six months ended June 30, 2008 and 2007, no single customer accounted for more than 10% of total revenues.
     As of June 30, 2008 and December 31, 2007, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
10. Comprehensive Loss
The Company’s comprehensive loss included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,762)	$(3,713)	$(7,454)	$(8,153)
Unrealized holding gain arising during the period, net	—	—	—	(3)
Foreign currency translation adjustment	(17)	13	89	18

Comprehensive loss	$(3,779)	$(3,700)	$(7,365)	$(8,138)

11. Intangible Assets and Goodwill
     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	June 30,	December 31,
	2008	2007
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(8,547)	(7,845)

Net developed technology	5,503	6,205
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$8,211	$8,913

Goodwill, (Indefinite life)	$4,631	$4,631

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2008 and will continue to test for impairment annually as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
     The Company recognized amortization expense on intangible assets of $351 and $352 during the three months ended June 30, 2008 and 2007, respectively. The Company recognized amortization expense on intangible assets of $702 and $703 during the six months ended June 30, 2008 and 2007, respectively. Estimated amortization expense for the remainder of 2008 and the five succeeding fiscal years is as follows:

2008	$703
2009	$1,405
2010	$1,405
2011	$1,405
2012	$585
12. Commitments and Contingencies
Legal Matters
     The Company is a party to ordinary disputes arising in the normal course of business including intellectual property infringement claims as well as claims with respect to its employment of former employees of its competitors. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. However, as these are ongoing matters, there is no assurance that they will be resolved favorably by the Company or will not result in a material liability.
13. Subsequent Events
     In July 2008, the Company and the lender amended the existing credit facility to, among other things, permit the lender to advance up to an aggregate of $3,000 to the Company through March 31, 2009, with minimum advances of $1,000. Such advances will bear interest at a variable rate equal to the lender’s prime rate plus 1.00%, which is payable on a monthly basis through March 31, 2009. Beginning April 30, 2009, any advances outstanding as of March 31, 2009 shall be fully repaid in thirty-six (36) equal monthly installments of principal plus monthly payments of accrued interest. The amendment to the credit facility also modifies covenants in the credit facility regarding operations of the Company’s business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter.
14. Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. As of June 30, 2008, the adoption of SFAS 157 had no impact on the Company’s consolidated financial statements. We are currently evaluating the impact of adopting the provisions of FSP 157-2.
     As of January 1, 2008, the Company has adopted the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 allows for voluntary measurement of financial assets and liabilities as well as certain other items at fair value. Unrealized gains and losses on financial instruments for which

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
the fair value option has been elected are reported in earnings. As of June 30, 2008, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 and does not expect a material impact to its consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company has not yet evaluated the potential impact of adopting FSP FAS 142-3 on the Company’s consolidated financial statements.

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
     In February 2008, Cosmotec Co., Ltd., our distributor in Japan, obtained Shonin approval to market the Powerlink System from the Japanese Ministry of Health. Shonin is equivalent to FDA approval of a PMA application in the United States. We commenced commercial sales to Japan in February 2008 through our distributor.

     We also continue to conduct clinical trials for the suprarenal Powerlink System and for other products related to the Powerlink System. As of June 30, 2008, enrollment was closed with 153 patients in the United States Pivotal Phase II clinical trial for the suprarenal Powerlink System. As of July 31, 2007, enrollment was closed with 60 patients enrolled in a United States Pivotal Phase II clinical trial utilizing a 34 mm proximal cuff in conjunction with a commercial bifurcated Powerlink ELG to treat patients with large aortic necks. As of June 30, 2008, 51 of the required 63 patients have been enrolled in a clinical trial for a 34mm infrarenal bifurcated device, also designed to treat patients with large aortic necks. Currently, two commercial devices, supplied by competitors, are capable of treating aortic necks larger than 26 mm.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2008 and 2007
     Product Revenue. Product revenue increased 48% to $9.3 million in the three months ended June 30, 2008 from $6.3 million in the three months ended June 30, 2007. Domestic sales increased 47% to $7.9 million in the three months ended June 30, 2008 from $5.4 million in the three months ended June 30, 2007. The increase in domestic sales was due to increased productivity of field sales personnel, an increase in territories covered, and increased physician acceptance of the Powerlink System.
     International sales increased 54% to $1.4 million in the three months ended June 30, 2008 from $895,000 for the comparable period in the prior year. This increase was driven primarily by higher sales to our distributors in Europe.
     We expect that product revenue will continue to grow, both sequentially and compared to prior year periods. We anticipate that product revenue will be in the range of $37 to $40 million for the year ended December 31, 2008.
     License Revenue. License revenue decreased 80% to $12,000 in the three months ended June 30, 2008 from $60,000 for the comparable period in the prior year. This decrease is due to the expiration of the minimum royalty provision of the license agreement with Abbott and to the cessation of royalty payments following the expiration of the license agreement in June 2008.
     Cost of Product Revenue. The cost of product revenue was unchanged at $2.6 million in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, despite an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 28% in the second quarter of 2008 as compared to 42% in the same period of 2007. The percentage decline in the cost of product revenue was due to increased substitution of in-house produced ePTFE graft material for higher-cost purchased graft material in a portion of the products sold during the period.
     We expect gross margin to range from 71% to 75% for the full year of 2008, reflecting the benefit of increased utilization of ePTFE graft material produced in-house, and higher volume.
     Research, Development and Clinical. Research, development and clinical expense increased 24% to $1.8 million in the three months ended June 30, 2008 as compared to $1.5 million for the three months ended June 30, 2007. The increase in the second quarter of 2008 resulted primarily from an increase in costs associated with clinical studies and an increase in materials needed to support new product development projects. We expect that research, development, and clinical expense will remain in the range of $1.5 million to $1.8 million per quarter through 2008.
     Marketing and Sales. Marketing and sales expense increased 31% to $6.1 million in the three months ended June 30, 2008 from $4.7 million in the three months ended June 30, 2007. The increase in the second quarter of 2008 resulted primarily from a 28% increase in the number of covered sales territories and variable commission payments on the 47% increase in domestic sales between those periods. We anticipate that marketing and sales expense will increase at a decreasing rate over the remainder of the year due to increased production of our sales representatives within their territories.
     General and Administrative. General and administrative expense increased 80% to $2.6 million in the three months ended June 30, 2008 from $1.4 million in the three months ended June 30, 2007. The increase is primarily due to $550,000 in costs associated with the CEO succession and $370,000 in legal expenses associated with an intellectual property infringement claim and employment matters.
     We expect general and administration expense to return to the $1.8 to $2.0 million range per quarter through the balance of 2008.
     Other Income. Other income decreased 69% to $60,000 in the three months ended June 30, 2008, from $194,000 in the same period of 2007. Interest income declined due to lower balances of invested cash and marketable securities.
Comparison of the Six Months Ended June 30, 2008 and 2007
     Product Revenue. Product revenue increased 41% to $17.6 million in the six months ended June 30, 2008 from $12.5 million in the six months ended June 30, 2007. Domestic sales increased 41% to $14.7 million in the six months ended June 30, 2008 from $10.5 million in the six months ended June 30, 2007. The increase in domestic sales was due to our investment in additional field sales personnel, the increased productivity of our sales force, and increased physician acceptance of the Powerlink System.
     International sales increased 40% to $2.8 million in the six months ended June 30, 2008 from $2.0 million for the comparable period in the prior year. This increase was driven by higher sales to our distributors in Europe and Latin America, and the approval of the Powerlink System in Japan in February 2008.
     License Revenue. License revenue decreased 80% to $24,000 in the six months ended June 30, 2008 from $118,000 for the comparable period in the prior year. This decrease is due to the expiration of the minimum royalty provision of the license agreement with Abbott.
     Cost of Product Revenue. The cost of product revenue decreased 3% to $5.1 million in the six months ended June 30, 2008 from $5.2 million in the six months ended June 30, 2007, despite an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 29% in the six months ended June 30, 2008 from 42% in the same period of 2007. Both the dollar and percentage declines in the cost of product revenue were due to increased substitution of in-house produced ePTFE graft material for higher-cost purchased graft material in a portion of the products sold during the period.
     Research, Development and Clinical. Research, development and clinical expense increased 8% to $3.3 million in the six months ended June 30, 2008 as compared to $3.1 million for the six months ended June 30, 2007. The increase was due to higher costs associated with clinical studies as well as a higher amount of outside services needed to support new product and process development projects.
     Marketing and Sales. Marketing and sales expense increased 21% to $11.9 million in the six months ended June 30, 2008 from $9.9 million in the six months ended June 30, 2007. The increase in the first half of 2008 resulted primarily from a 19% increase in the number of covered sales territories and variable commission payments on the 41% increase in domestic sales between those periods.
     General and Administrative. General and administrative expense increased 59% to $4.9 million in the six months ended June 30, 2008, from $3.1 million in the six months ended June 30, 2007. The increase was primarily due to $550,000 in costs associated with our CEO succession, $815,000 in legal fees, and higher stock based compensation charges in the six months ended June 30, 2008 as compared to the same period in 2007.
     Other Income. Other income decreased 68% to $140,000 in the six months ended June 30, 2008, from $442,000 in the same period of 2007. Interest income declined due to lower balances of invested cash and marketable securities.
Liquidity and Capital Resources
     For the six months ended June 30, 2008, we incurred a net loss of $7.5 million. As of June 30, 2008, we had an accumulated deficit of $139.2 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. Since July 2003, we have completed four financing transactions resulting in net proceeds of approximately $58.0 million.
     The net cash used in operating activities through the second quarter of 2008 was $3.3 million compared to $7.6 million through the second quarter of 2007. Cash flow used in operating activities decreased in the first half of 2008 as opposed to the first half of 2007 primarily as a result of a net decrease in cash required to fund changes in net operating assets and liabilities, principally accounts payable, accrued expenses, inventories, and trade receivables.
     Net cash used in investing activities through the second quarter of 2008 was $252,000 compared to cash provided by investing activities through the second quarter of 2007 of $11.9 million. In 2007, we converted our marketable securities into cash and in 2008, all of our cash is held as cash and cash equivalents. We invested $252,000 in property and equipment during the first half of 2008 as compared to $273,000 during the same period in 2007.
     Net cash provided by financing activities was $307,000 in the first half of 2008 as compared to $504,000 in the first half of 2007. Cash flow provided by financing activities decreased in the first half of 2008 as opposed to the same period of 2007, primarily as a result of lower stock option exercises and participation in stock option purchase plan.
     In February 2007, we entered into a revolving credit facility, whereby we may borrow up to $5.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the lender. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter. As of June 30, 2008, we were in compliance with all of these covenants. The amounts outstanding under the credit facility are collateralized by all of our assets with the exception of our intellectual property. As of June 30, 2008, we did not have any outstanding borrowings under this credit facility.
     In July 2008, we and the lender amended the credit facility to, among other things, permit the lender to advance up to an aggregate of $3.0 million to us through March 31, 2009, with minimum advances of $1.0 million. Such advances will bear interest at a variable rate equal to the lender’s prime rate plus 1.00%, which is payable on a monthly basis through March 31, 2009. Beginning April 30, 2009, any advances outstanding as of March 31, 2009 shall be fully repaid in thirty-six (36) equal monthly installments of principal plus monthly payments of accrued interest. The amendment to the credit facility also modifies covenants in the credit facility regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter.
     At June 30, 2008, we had cash, cash equivalents, and restricted cash equivalents of $6.1 million. We believe that current cash and cash equivalents, together with cash receipts generated from sales of the Powerlink System and available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures until we achieve positive cash flow on a sustainable basis.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our financial instruments include cash and cash equivalents. At June 30, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in United States currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at June 30, 2008.
     All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of June 30, 2008, we had no outstanding amounts under our credit facility and therefore, were not subject to any risk from changes in interest rates.
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

Part II.
OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of stockholders was held on May 22, 2008. The following actions were taken at this meeting and included are the tabulation of the votes:
1.	Election of Directors:

	Number of Shares
Name	For	Withheld
Jeffrey F. O’Donnell	28,332,885	777,402
     The terms of office of our other directors, Franklin D. Brown, Edward B. Diethrich, M.D., Paul McCormick, Roderick de Greef and Gregory D. Waller, continued after the meeting.
2.	Amendment to the 2006 Employee Stock Purchase Plan to increase the total number of shares purchasable thereunder from 308,734 shares to 558,734 shares:

	Number of Shares
For	Against	Abstain	Broker Non Votes
17,870,891	264,692	8,358	—
3.	Amendment to the 2006 Stock Incentive Plan to increase the total number of shares issuable thereunder from 2,814,478 shares to 5,814,478 shares:

	Number of Shares
For	Against	Abstain	Broker Non Votes
15,415,312	2,482,171	246,458	—
4.	Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008:

	Number of Shares
For	Against	Abstain	Broker Non Votes
27,903,891	1,206,336	60	—

Item 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit 10.1	Offer Letter, dated April 28, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K filed with the SEC on May 16, 2008).

Exhibit 10.2	Severance Agreement and General Release, effective May 12, 2008, between Endologix and Paul McCormick (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K filed with the SEC on May 16, 2008).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.
Date: August 1, 2008	/s/ John McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2008	/s/ Robert J. Krist
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit 10.1	Offer Letter, dated April 28, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K filed with the SEC on May 16, 2008).

Exhibit 10.2	Severance Agreement and General Release, effective May 12, 2008, between Endologix and Paul McCormick (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K filed with the SEC on May 16, 2008).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.