Form 10-Q
period 2008-09-30
ENDOLOGIX INC /DE/
filed 2008-10-31
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
On October 15, 2008, there were 43,654,196 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
September 30, 2008

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,513	$8,728
Restricted cash equivalents	500	500
Accounts receivable, net of allowance for doubtful accounts of $45 and $100, respectively	5,323	4,527
Other receivables	9	234
Inventories	7,296	8,054
Other current assets	468	581

Total current assets	22,109	22,624

Property and equipment, net	3,282	3,771
Goodwill	4,631	4,631
Intangibles, net	7,860	8,913
Other assets	104	104

Total assets	$37,986	$40,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,329	$4,259
Short-term portion of debt	310	—

Total current liabilities	5,639	4,259

Long term debt	4,690	—
Other long term liabilities	1,061	1,109

Long term liabilities	5,751	1,109

Total liabilities	11,390	5,368

Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 44,149,000 and 43,453,000 shares issued, respectively, and 43,654,000 and 42,958,000 shares outstanding, respectively	44	43

Additional paid-in capital	169,321	166,912
Accumulated deficit	(142,153)	(131,738)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	45	119

Total stockholders’ equity	26,596	34,675

Total liabilities and stockholders’ equity	$37,986	$40,043

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product	$9,374	$6,592	$26,952	$19,100
License	9	560	33	678

Total revenue	9,383	7,152	26,985	19,778
Cost of product revenue	2,460	2,432	7,545	7,649

Gross profit	6,923	4,720	19,440	12,129

Operating expenses:
Research, development and clinical	1,412	1,606	4,708	4,665
Marketing and sales	6,073	4,788	18,017	14,666
General and administrative	2,399	1,635	7,270	4,702
Termination of supply agreement	—	550	—	550

Total operating expenses	9,884	8,579	29,995	24,583

Loss from operations	(2,961)	(3,859)	(10,555)	(12,454)

Other income:
Interest income, net	19	152	59	558
Other income (expense)	(20)	313	80	349

Total other income (expense)	(1)	465	139	907

Net loss	$(2,962)	$(3,394)	$(10,416)	$(11,547)

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.24)	$(0.27)

Shares used in computing basic and diluted net loss per share	43,124	42,870	43,018	42,767

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,416)	$(11,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,835	1,624
Stock-based compensation	2,193	1,857
Realized gain on investments	—	(314)
Change in:
Accounts receivable	(796)	(1,239)
Inventories	745	442
Other receivables and other assets	338	(645)
Accounts payable and accrued expenses	1,022	(1,051)

Net cash used in operating activities	(5,079)	(10,873)

Cash flows provided by investing activities:
Purchases of available-for-sale securities	—	(1,850)
Sales of available-for-sale securities	—	15,255
Cash paid for property and equipment	(369)	(344)

Net cash provided by (used in) investing activities	(369)	13,061

Cash flows provided by financing activities:
Proceeds from sale of common stock under employee stock purchase plan	277	327
Proceeds from exercise of common stock options	30	220
Credit facility and term loan payable	5,000	—

Net cash provided by financing activities	5,307	547

Effect of exchange rate changes on cash and cash equivalents	(74)	25

Net increase/(decrease) in cash and cash equivalents	(215)	2,760
Cash and cash equivalents, beginning of period	8,728	6,271

Cash and cash equivalents, end of period	$8,513	$9,031

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited nine month period ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     For the nine months ended September 30, 2008, the Company incurred a net loss of $10,416. As of September 30, 2008, the Company had an accumulated deficit of $142,153. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations.
     At September 30, 2008, the Company had cash, cash equivalents, and restricted cash equivalents of $9,013, of which $500 was restricted. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink® System and borrowings available under its credit facility, will be sufficient to fund ongoing operations until at least the next twelve months. However, if the Company does not realize its expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, it may require additional financing to fund its operations.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
     Expense recorded pursuant to FAS 123R during the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
General and Administrative	$392	$300	$1,043	$729
Marketing and Sales	310	227	797	602
Research, Development, and Clinical	62	108	173	304
Cost of Sales	62	17	198	154

Total	$826	$652	$2,211	$1,789

     In addition, the Company had $87 of stock based compensation capitalized into inventory as of September 30, 2008, and $177 of stock based compensation capitalized into inventory as of December 31, 2007.
     During the nine months ended September 30, 2008, the Company granted 525 shares of restricted stock. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company’s common stock on the grant date. The grant date fair value of the awards was $1,389. The Company recognizes the expense associated with the issuance of restricted stock ratably over the requisite service period. During the three and nine months ended September 30, 2008, the Company recognized $167 and $264 of stock based compensation expense, respectively, related to restricted stock grants.
     Under the 2004 Performance Compensation Plan (the “Performance Plan”), Performance Units are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date (“Base Value”). The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three and nine month periods ended September 30, 2008 and 2007, respectively. The total accrued compensation expense as of September 30, 2008 was $16, at which time there were an aggregate of 110 Performance Units outstanding. The total accrued compensation expense as of December 31, 2007, was $53 and there were 148 total Performance Units outstanding. The Company recorded a reduction of expense totaling $4 and an expense totaling $36 for the three and nine months ended September 30, 2008, respectively, and a reduction of expense totaling $103 and an expense totaling $117 for the three and nine months ended September 30, 2007, respectively, in accordance with FIN 28. During the three and nine months ended September 30, 2008, 0 and 39 Performance Units expired. The expense was included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised.
3. Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and nine month periods ended September 30, 2008 and the three and nine month periods ended September 30, 2007 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.
     If anti-dilutive stock options were included for the three months ended September 30, 2008 and 2007, the number of shares used to compute diluted net loss per share would have been increased by approximately 5,249 and 3,222 shares, respectively. Of these amounts, 5,202 shares and 3,068 shares had an exercise price above the average closing price for the three months ended September 30, 2008 and 2007, respectively. If anti-dilutive stock options

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
were included for the nine months ended September 30, 2008 and 2007, the number of shares used to compute diluted net loss per share would have been increased by approximately 4,423 and 2,418 shares, respectively. Of these amounts, 4,351 shares and 2,154 shares had an exercise price above the average closing price for the nine months ended September 30, 2008 and 2007, respectively.
4. Restricted Cash Equivalents
     The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At September 30, 2008, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.
5. Inventories
     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$2,553	$2,760
Work-in-process	1,867	2,125
Finished goods	2,876	3,169

	$7,296	$8,054

Inventory reserves were $751 and $660 as of September 30, 2008 and December 31, 2007, respectively.
6. Long Term Debt
     As of September 30, 2008, the Company had access to a revolving credit facility, whereby it could borrow up to $5,000. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The revolving credit facility matures July 22, 2010. Additionally, the Company had access to a term loan amount up to an aggregate of $3,000 drawn through March 31, 2009, with minimum advances of $1,000. Such advances bear interest at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis through March 31, 2009. Beginning April 30, 2009, any advances outstanding as of March 31, 2009 are to be fully repaid in thirty-six (36) equal monthly installments of principal plus monthly payments of accrued interest. The credit facility and term loan contain customary covenants regarding operations of the Company’s business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by the Company’s assets with the exception of its intellectual property. As of September 30, 2008, the Company had borrowed $2,000 on the revolving credit facility and $3,000 on the term loan and was in compliance with all covenants.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
7. License Revenue
     In June 1998, the Company licensed to Guidant Corporation, an international interventional cardiology products company, the right to manufacture and distribute stent delivery products using the Company’s Focus technology. In April 2006, Abbott Laboratories acquired Guidant’s vascular business. This acquisition included all rights and obligations under licenses. The Company receives royalty payments based upon the sale of products using the Focus technology. The agreement expired in June 2008, at which time Abbott obtained a fully paid up license for the underlying technology. During the three months ended September 30, 2008 and 2007, the Company recorded $9 and $60, respectively, in license revenue due on product sales by Abbott Laboratories. During the nine months ended September 30, 2008 and 2007, the Company recorded $33 and $178, respectively, in license revenue due on product sales by Abbott Laboratories. At September 30, 2008 and December 31, 2007, $0 and $182, respectively, due under this agreement are included in other receivables on the condensed consolidated balance sheet.
8. Product Revenue by Geographic Region
     The Company had product sales, based on the locations of the customer, by region as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
United States	$8,077	$5,827	$22,807	$16,307
Germany	574	302	1,781	1,431
Japan	340	46	789	68
Other European countries	83	182	768	743
Latin America	296	204	787	507
Other	4	31	20	44

	$9,374	$6,592	$26,952	$19,100

Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets.
9. Concentrations of Credit Risk and Significant Customers
     During the three and nine months ended September 30, 2008 and 2007, no single customer accounted for more than 10% of total revenue.
     As of September 30, 2008 and December 31, 2007, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
10. Comprehensive Loss
The Company’s comprehensive loss included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net loss	$(2,962)	$(3,394)	$(10,416)	$(11,547)
Unrealized holding gain arising during the period, net	—	36	—	33
Foreign currency translation adjustment	(163)	7	74	25

Comprehensive loss	$(3,125)	$(3,351)	$(10,342)	$(11,489)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
11. Intangible Assets and Goodwill
     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	September 30,	December 31,
	2008	2007
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(8,898)	(7,845)

Net developed technology	5,152	6,205
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$7,860	$8,913

Goodwill, (Indefinite life)	$4,631	$4,631

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
     The Company recognized amortization expense on intangible assets of $351 and $350 during the three months ended September 30, 2008 and 2007, respectively. The Company recognized amortization expense on intangible assets of $1,053 and $1,054 during the nine months ended September 30, 2008 and 2007, respectively. Estimated amortization expense for the remainder of 2008 and the five succeeding fiscal years is as follows:

2008	$352
2009	$1,405
2010	$1,405
2011	$1,405
2012	$585
12. Commitments and Contingencies
Legal Matters
     The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, employment and other matters. The Company is involved in litigation with Cook Medical Incorporated (“Cook”) regarding the Company’s employment of certain former employees of Cook. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana. Cook claims that four former employees of Cook hired by the Company were subject to a non-compete agreement and that the Company wrongfully induced the former employees to breach their non-compete agreements. The Court granted a preliminary injunction which prohibits the former Cook employees from selling the Company’s products to any of Cook’s customers that such employees solicited in the 24 months prior to their termination of employment with Cook. The Company is currently appealing the preliminary injunction. Cook is seeking up to $2,300 in damages and up to an additional $6,900 in punitive damages. The Company believes it has meritorious defenses and intends to defend itself vigorously.
     The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. At September 30, 2008, the Company has accrued an aggregate of $485, inclusive of defense costs, for the resolution of the above matters. While it is possible that the Company may incur costs in excess of this amount, it is unable to provide a reasonable estimate of the range of additional costs that may be incurred.
     Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance that these matters will be resolved favorably by the Company or will not result in a material liability.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
13. Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, or FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. As of September 30, 2008, the adoption of SFAS 157 had no impact on the Company’s consolidated financial statements. We are currently evaluating the impact of adopting the provisions of FSP FAS 157-2.
     As of January 1, 2008, the Company has adopted the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 allows for voluntary measurement of financial assets and liabilities as well as certain other items at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings. As of September 30, 2008, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 and does not expect a material impact to its consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Continued)
(Unaudited)
assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company has not yet evaluated the potential impact of adopting FSP FAS 142-3 on the Company’s consolidated financial statements.

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
     The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The self-expanding cobalt chromium alloy stent cage is covered by ePTFE, a commonly-used surgical graft material. The Powerlink ELG is implanted in the abdominal aorta by gaining access through the femoral artery. Once deployed into its proper position, the blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrate that implantation of our product reduces the mortality and morbidity rates associated with conventional AAA surgery and provides a clinical alternative to many patients that could not undergo conventional surgery. We are currently selling the Powerlink System in the United States, Europe, South America, Japan and in other selected markets.
     In February 2008, Cosmotec Co., Ltd., or Cosmotec, our distributor in Japan, obtained Shonin approval to market the Powerlink System from the Japanese Ministry of Health. Shonin is equivalent to FDA approval of a premarket approval, or PMA, application in the United States. We commenced commercial sales to Japan in February 2008 through Cosmotec.
     We also continue to conduct clinical trials for other products related to the Powerlink System. As of September 30, 2008, 62 of the required 63 patients have been enrolled in a clinical trial for a 34mm infrarenal bifurcated device, also designed to treat patients with large aortic necks.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2008 and 2007
     Product Revenue. Product revenue increased 42% to $9.4 million in the three months ended September 30, 2008 from $6.6 million in the three months ended September 30, 2007. Domestic sales increased 39% to $8.1 million in the three months ended September 30, 2008 from $5.8 million in the three months ended September 30, 2007. The increase in domestic sales was due to increased productivity of field sales personnel, an increase in territories covered, and increased physician acceptance of the Powerlink System.
     International sales increased 69% to $1.3 million in the three months ended September 30, 2008 from $765,000 for the comparable period in the prior year. This increase was driven primarily by higher sales to Cosmotec Ltd. in Japan, and LeMaitre Vascular in Europe.
     We expect that product revenue will continue to grow, both sequentially and compared to prior year periods. We anticipate that product revenue will exceed $37.0 million for the year ended December 31, 2008.
     License Revenue. License revenue decreased 98% to $9,000 in the three months ended September 30, 2008 from $560,000 for the comparable period in the prior year. This decrease is due to the expiration of the license agreement with Abbott Laboratories, Inc., or Abbott, in June 2008. In addition, in the third quarter of 2007, we received a one-time lump-sum amount of $500,000 from Cianna, Inc., or Cianna, a successor corporation to BioLucent, Inc., in exchange for a fully paid up license to certain intellectual property not related to AAA technology.
     Cost of Product Revenue. The cost of product revenue was relatively unchanged at $2.5 million in the three months ended September 30, 2008 as compared to $2.4 million in the three months ended September 30, 2007, despite an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 26% in the third quarter of 2008 as compared to 37% in the same period of 2007. The percentage decline in the cost of product revenue was due to increased substitution of in-house produced ePTFE graft material for higher-cost purchased graft material in a portion of the products sold during the period.
     We expect gross margin to range from 71% to 75% for the full year of 2008, reflecting the benefit of increased utilization of ePTFE graft material produced in-house, and higher volume.
     Research, Development and Clinical. Research, development and clinical expense decreased 12% to $1.4 million in the three months ended September 30, 2008 as compared to $1.6 million for the three months ended September 30, 2007. The decrease in the third quarter of 2008 resulted primarily from a decrease in costs associated with clinical studies, a decrease in materials needed to support new product development projects, and a decrease in stock based compensation. We expect that research, development, and clinical expense will be in the range of $1.5 million to $1.6 million for the remaining quarter of 2008.

     Marketing and Sales. Marketing and sales expense increased 27% to $6.1 million in the three months ended September 30, 2008 from $4.8 million in the three months ended September 30, 2007. The increase in the third quarter of 2008 resulted primarily from a 19% increase in the number of covered sales territories and variable commission payments on the 39% increase in domestic sales between those periods. We anticipate that marketing and sales expense will increase at a decreasing rate for the last quarter of the year due to increased productivity of our sales representatives within their territories.
     General and Administrative. General and administrative expense increased 47% to $2.4 million in the three months ended September 30, 2008 from $1.6 million in the three months ended September 30, 2007. The increase is primarily due to the $485,000 in accrued legal fees and litigation related matters associated with the matters discussed in Note 12.
     We expect general and administration expense to decrease to the $1.8 to $2.0 million range for the fourth quarter of 2008.
     Termination of Supply Agreement. Termination of supply agreement expense was $550,000 in the three months ended September 30, 2007. The addition of this expense category was due to the third amendment of our supply agreement with Bard Peripheral Vascular, Inc., or Bard, dated September 21, 2007, which reduced our minimum purchase requirement under the supply agreement for the 2007 year from $2.9 million to $2.2 million, and both parties agreed to terminate the agreement on December 31, 2007. In consideration for the reduction in the minimum purchase requirement for the 2007 year, we paid $550,000 to Bard. There was no expense related to the termination of the supply agreement in the three months ended September 30, 2008, and we do not anticipate a recurrence of this expense in the future.
     Other Income(Expense). Other expense decreased 106% to $20,000 in the three months ended September 30, 2008, from other income of $313,000 in the same period of 2007. Interest income, net declined 87% to $19,000 in the three months ended September 30, 2008, from $152,000 in the same period of 2007 due to lower balances of invested cash. In the 2007 period, we recognized a one-time gain of $314,000 on our investment in BioLucent, Inc.
Comparison of the Nine Months Ended September 30, 2008 and 2007
     Product Revenue. Product revenue increased 41% to $27.0 million in the nine months ended September 30, 2008 from $19.1 million in the nine months ended September 30, 2007. Domestic sales increased 40% to $22.8 million in the nine months ended September 30, 2008 from $16.3 million in the nine months ended September 30, 2007. The increase in domestic sales was due to our investment in additional field sales personnel, the increased productivity of our sales force, and increased physician acceptance of the Powerlink System.
     International sales increased 48% to $4.1 million in the nine months ended September 30, 2008 from $2.8 million for the comparable period in the prior year. This increase was driven by higher sales to our distributors in Europe and Latin America, and the approval of the Powerlink System in Japan in February 2008.
     License Revenue. License revenue decreased 95% to $33,000 in the nine months ended September 30, 2008 from $678,000 for the comparable period in the prior year. This decrease was partly due to the expiration of the Abbott license agreement and to the cessation of royalty payments following the expiration of the license agreement in June 2008. In addition, in 2007, we received a one-time lump-sum amount of $500,000 from Cianna, Inc. in exchange for a fully paid up license.
     Cost of Product Revenue. The cost of product revenue decreased 1% to $7.5 million in the nine months ended September 30, 2008 from $7.6 million in the nine months ended September 30, 2007, despite an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 28% in the nine months ended September 30, 2008 from 40% in the same period of 2007. Both the dollar and percentage declines in the cost of product revenue were due to increased substitution of in-house produced ePTFE graft material for higher-cost purchased graft material in a portion of the products sold during the period.

     Research, Development and Clinical. Research, development and clinical expense remained at $4.7 million in the nine months ended September 30, 2008 and September 30, 2007. Higher costs associated with clinical studies were offset by lower costs needed to support new product and process development projects.
     Marketing and Sales. Marketing and sales expense increased 23% to $18.0 million in the nine months ended September 30, 2008 from $14.7 million in the nine months ended September 30, 2007. The increase in the first half of 2008 resulted primarily from a 21% increase in the number of covered sales territories and variable commission payments on the 40% increase in domestic sales between those periods.
     General and Administrative. General and administrative expense increased 55% to $7.3 million in the nine months ended September 30, 2008, from $4.7 million in the nine months ended September 30, 2007. The increase was primarily due to $700,000 in costs associated with our CEO succession, $1.3 million in legal fees and litigation related matters, and higher stock based compensation charges in the nine months ended September 30, 2008 as compared to the same period in 2007.
     Termination of Supply Agreement. Termination of supply agreement expense was $550,000 in the nine months ended September 30, 2007. The addition of this expense category was due to the third amendment of our supply agreement with Bard, dated September 21, 2007, which reduced our minimum purchase requirement under the supply agreement for the 2007 year from $2.9 million to $2.2 million, and both parties agreed to terminate the agreement on December 31, 2007. In consideration for the reduction in the minimum purchase requirement for the 2007 year, we paid $550,000 to Bard. There was no expense related to the termination of the supply agreement in the nine months ended September 30, 2008, and we do not anticipate a recurrence of this expense in the future.
     Other Income. Other income decreased 85% to $139,000 in the nine months ended September 30, 2008, from $907,000 in the same period of 2007. In the 2007 period, we recognized a one-time gain of $314,000 on our investment in BioLucent, Inc. Interest income, net declined due to lower balances of invested cash.
Liquidity and Capital Resources
     For the nine months ended September 30, 2008, we incurred a net loss of $10.4 million. As of September 30, 2008, we had an accumulated deficit of $142.2 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. Since July 2003, we have completed four financing transactions resulting in net proceeds of approximately $58.0 million.
     The net cash used in operating activities through the third quarter of 2008 was $5.1 million compared to $10.9 million through the third quarter of 2007. Cash used in operating activities decreased in the first three quarters of 2008 compared to the first three quarters of 2007 primarily as a result of a net decrease in cash required to fund changes in net operating assets and liabilities, principally accounts payable, accrued expenses, inventories, and trade receivables.
     Net cash used in investing activities through the third quarter of 2008 was $369,000 compared to cash provided by investing activities through the third quarter of 2007 of $13.1 million. In 2007, we converted our marketable securities into cash and in 2008, all of our cash is held as cash and cash equivalents. We invested $369,000 in property and equipment during the first nine months of 2008 as compared to $344,000 during the same period in 2007.
     Net cash provided by financing activities was $5.3 million in the first nine months of 2008, as compared to $547,000 in the same period of 2007. The increase resulted from $5.0 million in borrowings, as described below.
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
     In July 2008, we and the lender amended the credit facility to extend the maturity date of the revolving credit facility to July 22, 2010 and to permit the lender to advance an additional term loan amount up to an aggregate of $3.0 million to us through March 31, 2009, with minimum advances of $1.0 million. Such advances will bear interest at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis through March 31, 2009. Beginning April 30, 2009, any advances outstanding as of March 31, 2009 shall be fully repaid in thirty-six (36) equal monthly installments of principal plus monthly payments of accrued interest. The amendment to the credit facility also modifies covenants in the credit facility regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter. Due to the unprecedented upheaval and uncertainty in the world credit markets, on September 30, 2008, we elected to borrow $2.0 million on the revolving credit facility and $3.0 million on the term loan. As of September 30, 2008, we were in compliance with all of the covenants.
     Inclusive of these borrowings, at September 30, 2008, we had cash, cash equivalents, and restricted cash equivalents of $9.0 million. We believe that current cash and cash equivalents, together with cash receipts generated from sales of the Powerlink System and the remaining available borrowings under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures until we achieve positive cash flow on a sustainable basis.
     In the event that we do require additional funding, we would attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we were not able to raise additional funds, we would be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flows.
     We believe that our future cash and capital requirements may be difficult to predict and will depend on many factors, including:
•	continued market acceptance of the Powerlink System;

•	our ability to successfully expand our commercial marketing of the Powerlink System;

•	the success of our research and development programs for future products;

•	the clinical trial and regulatory approval processes for future products;

•	the costs involved in intellectual property rights enforcement or other litigation;

•	the level of hospital reimbursement for ELG procedures and other competitive factors;

•	viability of our sole manufacturing facility through unforeseen natural or other disasters;

•	our ability to produce and/or purchase an adequate supply of ePTFE, the key raw material for our Powerlink System;

•	the establishment of collaborative relationships with other parties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our financial instruments include cash and cash equivalents. At September 30, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our assets are denominated in United States currency and our foreign-currency based transactions are not material. Accordingly, we do not have a significant currency exposure at September 30, 2008.
     All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. All outstanding amounts under our term loan bear interest at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis. These variable rates may expose us to market risk due to changes in interest rates. As of September 30, 2008, we had $2.0 million outstanding under our revolving credit facility and $3.0 million outstanding under our term loan. We estimate that a 10.0% change in interest rates on our revolving credit facility and our term loan would not have had a material effect on our net loss for the nine months ended September 30, 2008.
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

Part II.
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     We are involved in litigation with Cook Medical Incorporated (“Cook”) regarding our employment of certain former employees of Cook. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana. Cook claims that four former employees of Cook hired by us were subject to a non-compete agreement and that we wrongfully induced the former employees to breach their non-compete agreements. The Court granted a preliminary injunction which prohibits the former Cook employees from selling our products to any of Cook’s customers that such employees solicited in the 24 months prior to their termination of employment with Cook. The Company is currently appealing the preliminary injunction. Cook is seeking up to $2,300 in damages and up to an additional $6,900 in punitive damages. We believe we have meritorious defenses and intend to defend ourselves vigorously.
Item 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit 10.1	First Amendment to Loan and Security Agreement, dated as of July 22, 2008, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K filed with the SEC on July 28, 2008).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.
Date: October 31, 2008	/s/ John McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2008	/s/ Robert J. Krist
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit 10.1	First Amendment to Loan and Security Agreement, dated as of July 22, 2008, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K filed with the SEC on July 28, 2008).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.