Form 10-K
period 2008-12-31
ENDOLOGIX INC /DE/
filed 2009-03-10
CIK 1013606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $72,068,232 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market for June 30, 2008, the last trading date of the Registrant’s most recently completed second fiscal quarter).
     On February 10, 2009, approximately 43,870,449 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2009.

ENDOLOGIX, INC.
ANNUAL REPORT ON
Form 10-K
For the Fiscal Year Ended December 31, 2008

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:
•	market acceptance of our Powerlink® System;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively manage our anticipated growth;

•	our ability to protect our intellectual property rights and proprietary technology;

•	our ability to effectively develop new or complementary technologies;

•	development and management of our business and anticipated trends of our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to effectively compete;

•	general economic and business conditions; and

•	other risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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

PART I
Item 1. Business
     Introduction
     We develop, manufacture, market and sell innovative treatments for aortic disorders. Our principle product, the Powerlink® System is a minimally invasive device for the treatment of abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is approximately 75%, making it a leading cause of death in the United States today.
     The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The device consists of a self-expanding cobalt chromium alloy stent cage covered by ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once the Powerlink ELG is deployed into its proper position, blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrated that implantation of our products reduces the mortality and morbidity rates associated with conventional AAA surgery, as well as provides a clinical alternative for many patients who could not undergo conventional surgery. Sale of our Powerlink System in the United States, Europe, Japan, and Latin America is the primary source of our reported revenues.
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
     Atherosclerosis also can reduce the integrity and strength of the blood vessel wall, causing the vessel to expand or balloon out, which is known as an aneurysm. Aneurysms are commonly diagnosed in the aorta, which is the body’s largest artery. The highest incidence of aortic aneurysms occurs in the segment below the opening of the arteries that feed the kidneys, the renal arteries, and the area where the aorta divides into the two iliac arteries that travel down the legs. Once diagnosed, patients with AAA require either a combination of medical therapy and non-invasive monitoring, or they must undergo a procedure to repair the aneurysm.
     For years, physicians have been interested in less invasive methods to treat AAA disease as an alternative to the current standard of open surgical repair. The high morbidity and mortality rates of this surgery are well documented, and medical pharmacological management for this condition carries the catastrophic risk of aneurysm rupture. Physicians and commercial interests alike began investigating catheter-based alternatives to repair an aneurysm from within, utilizing surgical grafts in combination with stents to exclude blood flow and pressure from the weakened segment of the aorta.
     We believe the appeal of the Powerlink System for patients, physicians, and health-care payors is compelling. The conventional treatment is a highly invasive, open surgical procedure requiring a large incision in the patient’s abdomen, withdrawal of the patient’s intestines to provide access to the aneurysm, and the cross clamping of the aorta to stop blood flow. This procedure typically lasts two to four hours and is performed under general anesthesia. This surgery has an operative mortality rate estimated to range from 4% to 8%. In addition, complication rates vary depending upon patient risk classification, ranging from 15% for low-risk patients to 40% for high-risk patients. The typical recovery period for conventional AAA surgery includes a hospital stay of 8 or more days and post-hospital convalescence of 8 to 12 weeks. Our minimally invasive treatment of AAA requires only a small incision in the femoral artery of the leg, minimizing both hospital length of stay and the amount of time required for convalescence. Many patients can be treated utilizing only a local or regional anesthesia.
     Market Opportunity
     In the United States alone, an estimated two million people have an AAA. Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Approximately 75% of AAA patients do not have symptoms at the time of their initial diagnosis, and AAA’s generally are discovered inadvertently during procedures to diagnose unrelated medical conditions. Once an AAA develops, it continues to enlarge and if left untreated, becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured aneurysms is approximately 75%.
     In 2009, we estimate that approximately 200,000 people will be diagnosed with AAA in the U.S. Approximately 60,000 will undergo aneurysm repair. Of the approximately 60,000 patients undergoing aneurysm repair, we expect that 35,000 will be treated with an ELG and the remaining 25,000 will be treated with open surgery. Over the next several years, we forecast the ELG market to increase by at least 8% per year, and we expect that 75% of AAA procedures will be performed using ELGs by 2013.
     An article published in the New England Journal of Medicine on January 31, 2008 addressed the comparison between open surgical repair and the endovascular treatment of AAA. This was a significant paper in that researchers reviewed more than 45,000 Medicare records and came to three conclusions:
•	First, these findings support clinical study data showing that endovascular repair significantly reduces morbidity and mortality versus open surgical repair. Importantly, these findings are based on a patient population that typically has a significantly higher co-morbidity rate compared with those patients treated by open surgery.

•	Second, patients treated by endovascular repair were discharged to their homes in significantly greater numbers than those treated by surgery. This advantage has substantial clinical and economic benefits for patients and payors alike.

•	Finally, the study points to the fact that open surgical repair entails risk of re-hospitalization due to problems associated with surgical incision. Patients had to be re-admitted over time for surgical complications associated with the laparotomy, such as adhesions and bowel resections, at a much higher rate than those undergoing endovascular repair.
     AAAs are generally more prevalent in people over the age of 65 and are more common in men than in women. In addition to the current pool of potential patients, we expect that the number of persons seeking treatment for their condition will increase based on demographic factors. In 2008, the age 65 and over population in the United States numbered approximately 38 million, or 12% of the total population, and is expected to be 71 million by 2030. It is growing at a higher rate than the overall United States population.
     We believe that the market opportunity outside of the United States for these technologies is approximately 60% of the size of the United States market.
     Our Strategy
     Our objective is to become a leader in the development and commercialization of innovative and cost effective products for the treatment of aortic disorders. Key elements of our strategy to accomplish this objective are as follows:
•	Focus exclusively on the aorta and become the industry expert in the treatment of aortic disorders;

•	Provide differentiated, less invasive devices for the treatment of aortic disorders with exceptional clinical results;

•	Develop and introduce innovative new products for the treatment of aortic disorders on a regular basis; and

•	Provide excellent clinical and technical support to physicians worldwide by building an experienced, knowledgeable and well-funded sales and marketing organization.
     Our Products
     Powerlink System

     Our principal product is the Powerlink System for the treatment of AAA. The device consists of a self-expanding cobalt chromium alloy stent cage covered with ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, gaining access through a small incision into the femoral artery. Once the Powerlink ELG is deployed into its proper position, blood flow is shunted away from the weakened, or aneurismal, section of the aorta, reducing pressure and the potential for the aorta to rupture.
     We believe the Powerlink System is a superior design that overcomes the inherent limitations of early generation AAA devices and offers the following advantages:
•	One-Piece, Bifurcated ELG. This eliminates many of the problems associated with early generation multi-piece systems. Our products eliminate much of the guide wire manipulation required during the procedure to assemble the component parts of a modular system, thereby simplifying the procedure. In addition, in the follow-up period, there can be no limb component separation with a one-piece system. We believe this should result in continued long-term exclusion of the aneurysm, and improved clinical results.

•	Fully Supported. The main body and limbs of the Powerlink System are fully supported by a cobalt chromium alloy cage. The cobalt chromium alloy cage greatly reduces or eliminates the risk of kinking of the stent graft in even tortuous anatomies, eliminating the need for additional procedures or costly peripheral stents. Kinking may result in reduced blood flow and limb thrombosis.

•	Unique, Minimally Invasive Delivery Mechanism. The Powerlink System requires only a small surgical incision in one leg. The other leg needs only placement of a non-surgical introducer sheath, three millimeters in diameter. Other ELGs typically need surgical exposure of the femoral artery in both legs to introduce the multiple components. Our unique delivery mechanism and downsizing of the catheter permits our technology to be used in patients having small or very tortuous access vessels.

•	Self-Expanding. The stent is formed from cobalt chromium alloy in a proprietary configuration that is protected by our patent portfolio. This proprietary design expands to the proper size of the target aorta and eliminates the need for hooks or barbs for attachment. Based on our results to date, the Powerlink System has an excellent record of successful deployments.

•	Single Wire and Long Main Body Design. The long main body of the stent cage is made of a continuous piece of wire shaped into its appropriate configuration. Migration of individual stent graft sections is eliminated. In addition, the long main body places the Powerlink System near or at the aortic bifurcation, which minimizes the risk of device migration during the follow-up period.
     Limitations of Earlier Technology
     Our technology is dramatically different than other currently available AAA devices. Despite enthusiasm by physicians and patients alike for minimally invasive technology, we believe early generation devices have achieved a limited market penetration due to design limitations and related complications. The published clinical literature details many of the deficiencies of these approaches. In our opinion, early generation devices were limited because assembly was required by the surgeon. Multi-piece, or modular, systems require assembly by the mating of multiple components to form a bifurcated stent graft within the aneurysm sac. These systems can be more difficult to implant and lead to longer operative times. In addition, there are a number of reports of component detachment during the follow-up period. Component detachment can lead to a leak and a re-pressurization of the sac. We believe this increases the risk of AAA rupture, often requiring a highly invasive, open surgical procedure to repair the detachment.
     Powerlink System Products
     Variations in patient anatomies require an adaptive technology. We designed our Powerlink System, with multiple proximal extensions, limb extensions, bifurcated main body lengths and diameters to simplify procedures, improve clinical results, and drive product adoption by offering physicians a full line of products that are adaptable for treatment of the majority of patients with AAA disease.

     Powerlink Infrarenal Bifurcated Systems. The Powerlink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 32 millimeters in diameter. The infrarenal device is made of a cobalt chromium alloy stent covered by high density ePTFE for placement below the renal arteries. The self-expanding stent permits the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device. We obtained the CE Mark for this product in Europe in August 1999, and obtained United States Food and Drug Administration, or FDA, pre-marketing approval in October 2004. We commenced commercial sales in the United States in December 2004 and executed a focused United States launch throughout 2005.
     Powerlink Aortic Cuffs and Limb Extensions. The Powerlink Proximal Extensions and Limb Extensions permit the physician to treat a greater number of patients. Proximal Extensions are available in 25, 28 and 34 millimeters in diameter and multiple lengths. They also are available in both infrarenal and suprarenal configurations. Limb extensions are available in 16, 20, and 25 millimeters in diameter with various lengths, allowing the physician to customize the technology to treat a wide range of patient anatomies. We have obtained the CE Mark for these products in Europe in October 1999 (16/20 mm Limb Extensions), December 1999 (25/28 mm Proximal Extensions), May 2002 (34 mm Proximal Extensions) and November 2008 (25 mm Limb Extensions). We obtained United States FDA marketing approval in October 2004 (25 and 28 mm proximal infrarenal extensions and the 16 and 20 mm limb extensions), March 2008 (25 mm limb extensions), and October 2008 (34 mm proximal infrarenal and suprarenal extensions and 25 and 28 mm proximal suprarenal extensions). Our large diameter 34mm Proximal Extensions are marketed under the trademark Powerlink XL.
     IntuiTrak. In October 2008, we received FDA approval for a new system to deliver and deploy the Powerlink stent graft. The new system, called IntuiTrak, was designed to further simplify the implant procedure and provide a delivery profile advantage over many competitive devices. It is expected to be available for full market introduction in the second quarter of 2009.
     Clinical Trials
     Powerlink Systems
     We continue to conduct clinical trials for other products related to the Powerlink System. As of December 31, 2008, all the required 63 patients have been enrolled in a clinical trial for a 34mm infrarenal bifurcated device designed to treat patients with large aortic necks.
     Marketing and Sales
     Powerlink System
     United States. We began a focused launch of the Powerlink System in the United States with six sales representatives and two clinical specialists in late 2004. We have expanded our domestic sales force to 52 defined sales territories. As of December 31, 2008, 46 of these territories were filled. The primary customer and decision maker for these devices in the United States is the vascular surgeon. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals in the United States who perform endovascular aneurysm repair.
     Europe. The market for ELGs in Europe is influenced by vascular surgeons, interventional radiologists and, to a lesser extent, interventional cardiologists who perform catheter directed treatment of AAA. The European market is less concentrated than the domestic market. We have obtained the right to affix the CE Mark to our family of Powerlink products. Europe represents a smaller market opportunity due to capitated hospital budgets and a selling price that is typically less than in the United States. We currently sell our devices through exclusive independent distributors.
     Japan. The Powerlink System received Shonin approval, which is equivalent to FDA approval of a PMA application in the United States, in February 2008. We commenced commercial sales to Japan in February 2008 through Cosmotec our exclusive distributor in that country.

     Rest of World. We have obtained regulatory approval and have active distribution partners in a number of countries, including Argentina, Brazil, Chile, Colombia, Mexico, South Africa, and Turkey. In addition, we have obtained regulatory approval but have not initiated the distribution process in several other countries, including Australia, Canada, and the European countries of Norway, Poland, Portugal, and Spain. We may or may not pursue these markets depending on the availability of a suitable distribution partner. We are pursuing regulatory approval in China and we intend to select a distribution partner in that market during 2009.
     Manufacturing
     We manufacture our products at our sole location in Irvine, California, a 30,200 square foot leased facility.
     Our current manufacturing process is labor intensive and involves shaping and forming a cobalt chromium stent, producing ePTFE graft material to form the outside skin of the device, suturing the graft material on to the stent, and loading the device into a delivery catheter.
     In April 2007, we received FDA approval for in-house manufactured ePTFE graft material. Beginning in 2008, we were producing all of our requirements for this material at a cost which is significantly lower than our previous acquisition cost under a third party supply agreement.
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
     In addition to our AAA intellectual property, we own or have the rights to 35 issued United States patents, one issued European patent, and one issued Japanese patent relating to intravascular radiation, stents, and various catheter technologies. The non-AAA patents begin expiring in 2012 and the last patent expires in 2018.
     Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business.
     We also own trademarks to protect the names of our products. In addition to patents and trademarks, we rely on trade secrets and proprietary know-how. We seek protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. We make efforts to require our employees, directors, consultants and advisors, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not be disclosed to third parties, except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be our exclusive property.
     Competition
     Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the market for AAA devices are:
•	clinical effectiveness;

•	product safety, reliability and durability;

•	ease of use;

•	distribution capability; and

•	price.

     We expect that significant competition in the endovascular graft market will develop over time. Three manufacturers, Medtronic Inc., W.L. Gore Inc., and Cook Medical Products, Inc. have obtained FDA marketing approval for their endovascular stent grafts. However, we believe that our technology offers clinical advantages over these other currently available technologies. The cardiovascular device industry is marked by rapid technological improvements and, as a result, physicians are open to improved designs. Significant market share and revenue can be captured by designs demonstrating superior clinical outcomes. We believe deliverability of the device, dependability of the clinical results and the durability of the product design are the most important product characteristics. The Powerlink System is the only available AAA device that provides anatomical fixation and gives physicians the choice of either Infrarenal or suprarenal proximal extensions.
     The following chart details the stent graft characteristics of the minimally-invasive AAA stent grafts being sold in the United States.
FDA Approved
Stent Graft Characteristics

Manufacturer/Product Name	Main Body Design	Fixation
Endologix/ Powerlink	Single piece	Radial force and anatomical fixation
Medtronic/ Talent	Modular	Radial force and suprarenal stent
Cook/ Zenith	Modular	Radial force, suprarenal stent and barbs
WL Gore/ Excluder	Modular	Radial force and barbs
     In addition to the competitors mentioned above, Terumo-Vascutek, Aptus Medical, Nellix, Cordis and Lombard Medical are believed to have active development programs.
     Most of our competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing, marketing, and sales. We cannot assure you that competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those we will develop and market or that would render our technology and products obsolete or noncompetitive. We may be unable to compete effectively against such competitors and other potential competitors based upon their product development, regulatory, manufacturing, marketing and sales resources.
     Third-Party Reimbursement
     In the United States, hospitals are the primary purchasers of our products. Hospitals then bill various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans, for the healthcare services and products provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group established by the United States Centers for Medicare and Medicaid Services, or CMS. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific devices used in that procedure.
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
     Outside the United States, market acceptance of products depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement systems vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.
     Some countries have centrally organized healthcare systems, but in most cases there is a degree of regional autonomy either in deciding whether to pay for a particular procedure or in setting the reimbursement level. The manner in which new devices enter the healthcare market depends on the system. There may be a national appraisal process leading to a new procedure or product coding, or it may be a local decision made by the relevant hospital department. The latter is particularly the case where a global payment is made that does not detail specific technologies used in the treatment of a patient. Most foreign countries also have private insurance plans that may reimburse patients for alternative therapies.
     Following receipt of Shonin approval for the Powerlink System in Japan in February 2008, we believe that the level of reimbursement in Japan approximates that of the United States. However, we receive a negotiated sales price from our distributor, not the full selling price to the user.
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
     Devices such as our Powerlink System are subject to the rigorous PMA review process with the FDA to assure safety and effectiveness. The PMA must be approved by the FDA prior to marketing and sale of the device in the United States. The PMA process is complex, expensive and time-consuming and requires the submission of extensive clinical data. The Powerlink System was approved through this PMA process in October 2004.
     FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with Quality System Records, or QSR regulations. These regulations require that we manufacture our products and maintain related documentation in a proscribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facility. Further, the FDA requires us to comply with various FDA regulations regarding labeling. The Medical Device Reporting laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications.
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
     Product Liability
     The manufacture and marketing of medical devices carries the risk of financial exposure to product liability claims. Our products are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $10.0 million per occurrence and $10.0 million per year in the aggregate subject to usual self insured retention amounts. We cannot assure you that our product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. We also cannot assure you that we will not incur significant product liability claims in the future.
     Employees
     As of December 31, 2008, we had 190 employees, including 98 in manufacturing, seven in research and development, six in regulatory and clinical affairs, 64 in sales, marketing and customer service and 15 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.
     Research and Development
     We spent $6.1 million in 2008, $6.4 million in 2007, and $6.8 million in 2006, on research and development, including clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Our research and development activities focus on technology to support our existing Powerlink System, product line extensions for the Powerlink System, and new technologies to address AAA and other aortic disorders. Historically, we have focused on these first two areas of research and development. However, we believe that we will need to continue to devote more resources to new technologies for AA and aortic disorders to continue to grow our business. These research and development activities will likely require significant cash resources.
     General Information
     We were incorporated in California in March 1992 under the name Cardiovascular Dynamics, Inc. and reincorporated in Delaware in June 1993. In January 1999, we merged with privately held Radiance Medical Systems, Inc. and changed our name to Radiance Medical Systems, Inc. and in May 2002, we merged with privately held Endologix, Inc., and changed our name to Endologix, Inc. Our principal executive office is located at 11 Studebaker, Irvine, California and our telephone number is (949) 595-7200. Our website is located at www.endologix.com. The information on, or that can be accessed through, our website is not incorporated by reference into this report and should not be considered to be a part of this report.
     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website, at www.endologix.com, free of charge as soon as practicable after filing with the U.S. Securities and Exchange Commission, or SEC.
     All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F St., NE, Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.
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
     We have focused heavily on the development and commercialization of a single technology, the Powerlink System, because of limited resources. If we are unable to continue to achieve market acceptance of the Powerlink System and do not achieve positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines.
We have limited resources to invest in research and development and to grow our business and may need to raise additional funds in the future for these activities.
     We believe that our growth will depend, in significant part, on our ability to develop new technologies for the treatment of AAA and other aortic disorders and technology complementary to the Powerlink System Our existing resources may not allow us to conduct all of the research and development activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future to finance these activities. If we are unable to raise funds on favorable terms, or at all, we may not be able to increase our research and development activities and the growth of our business may be negatively impacted.
Our success depends on the growth in the number of AAA patients treated with endovascular devices.
     Of the estimated 2.0 million people with AAA in the United States, about 200,000 new diagnoses are made each year. About 35,000 are treated with an endovascular device. Our success with our Powerlink System will depend on an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving endovascular, as opposed to open surgical procedures. Initiatives to increase screening for AAA are underway but are out of our control and such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA, could negatively impact sales of the Powerlink System.
Our success depends on convincing physicians to use the Powerlink System in more endovascular AAA procedures.
     We believe that physicians may have chosen to use our Powerlink System for AAA procedures that involved abnormal vasculatures, such as those with difficult neck anatomies, while using competitive products for more normal vasculatures. We believe physicians did not choose the Powerlink System for these more common endovascular AAA procedures primarily as result of the perception of the ease of use of competitive products versus the Powerlink System. However, with the introduction of our IntuiTrak delivery system, we believe that physicians will be more willing to use the Powerlink System in a wider variety of endovascular AAA procedures. However, if we are unable to convince physicians of the ease of use of the Powerlink System compared to competitive products, we may not be able to achieve our anticipated growth and our business could be negatively impacted.
Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.
     Sales of our products outside the United States represented 15% of our revenue in 2008. Through December 31, 2008, we have sold our products through distributors in the following countries outside of the United States: Argentina, Brazil, Chile, Colombia, Germany, Greece, Ireland, Italy, Japan, Mexico, South Africa, and Turkey. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
     In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	economic instability;

•	a shortage of high-quality sales people and distributors;

•	changes in third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

•	difficulties in enforcing or defending intellectual property rights.
     Any of these factors may adversely impact our operations. Our international sales are predominately in Europe. In Europe, healthcare regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries, which could negatively affect our results of operations.
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
     Our failure to obtain rights to intellectual property of third parties or the potential for intellectual property litigation could force us to do one or more of the following:
•	stop selling, making or using products that use the disputed intellectual property;

•	obtain a license from the intellectual property owner to continue selling, making, licensing or using products, which license may not be available on reasonable terms, or at all;

•	redesign our products, processes or services; or

•	subject us to significant liabilities to third parties.
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
Current challenges in the commercial and credit environment may adversely affect our business and financial condition.
     The global financial markets have recently experienced unprecedented levels of volatility. Our ability to generate cash flows from operations or enter into or maintain existing financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers, deterioration in our key financial ratios, maintenance of compliance with financial covenants in existing credit agreements, or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic downturn have not meaningfully impaired our ability to access credit markets or meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.
Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.
     Our quarterly revenues and results of operations may fluctuate in the future due to, among others, the following reasons:
•	physician acceptance of the Powerlink System;

•	the conduct and results of clinical trials;

•	the timing and expense of obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	the introduction of new products by our competitors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in third-party payors’ reimbursement policies.
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
Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner.
     It is important to our business that we continue to build a more complete product offering for treatment of AAA and other aortic disorders. As such, our success will depend in part on our ability to develop and introduce new products and enhancements to the Powerlink System. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products or our future products, or these products may not be accepted by physicians or the payors who financially support many of the procedures performed with our products.
     The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•	properly identify and anticipate vascular surgeons and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	be fully FDA-compliant with marketing of new devices or modified products;

•	provide adequate training to potential users of our products;

•	receive adequate coverage and reimbursement for procedures performed with our products; and

•	develop an effective and FDA-compliant, dedicated marketing and distribution network.
     If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations will suffer.
If clinical trials of our current or future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize these products.
     We are currently conducting several clinical trials and will likely need to conduct additional clinical trials in the future in support of new product approvals. Clinical testing is expensive, typically takes many years and has an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

•	patients do not enroll in, or enroll at the expected rate, or complete a clinical study;

•	patients or investigators do not comply with study protocols;

•	patients do not return for post-treatment follow-up at the expected rate;

•	patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;

•	sites participating in an ongoing clinical study may withdraw, requiring us to engage new sites;

•	difficulties or delays associated with bringing additional clinical sites on-line;

•	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule or consistent with the investigator agreement, clinical study protocol, good clinical practices, and other FDA and Institutional Review Board requirements;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in U.S. federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy; or

•	the study design is inadequate to demonstrate safety and efficacy.
     Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device.
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
The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in such promotion.
     Our currently marketed products have been cleared by the FDA for specific treatments. We cannot, however, prevent a physician from using our products outside of those indications cleared for use, known as off-label use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force not to promote our products for off-label uses. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by FDA to have engaged in the promotion of any our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could harm our business and results of operations and cause our stock to decline.
If we fail to develop and maintain our direct sales force, our business could suffer.
     We have a nationally staffed direct sales force and we utilize a network of third-party distributors for sales outside of the United States. As we launch new products and increase our marketing efforts with respect to existing products, we will need to retain and develop our direct sales personnel to build upon their experience, tenure with our products, and their business relationships. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate, develop, and retain qualified sales personnel and thereby maintain our sales force, we may not be able to maintain or increase our revenues.
Our third-party distributors may not effectively distribute our products.
     We depend on medical device distributors and strategic relationships for the marketing and selling of our Powerlink System internationally. We depend on these distributors’ efforts to market our product, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors are complying all applicable laws regarding the sales of our products. If our distributors fail to market and sell our products effectively and in compliance with applicable laws, our operating results and business may suffer substantially, or we may have to make significant additional expenditures or concessions to market our products.
We are in a highly competitive market segment, which is subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than any products that we may develop, our ability to generate revenue will be reduced or eliminated.
     Our industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of AAA and other aortic disorders. We face competition from both established and development stage companies. Many of the companies developing or marketing competing products are publicly traded or are divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:
•	greater financial and human resources for product development, sales and marketing and patent litigation;

•	significantly greater name recognition;

•	established relationships with physicians, customers and third-party payors;

•	additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage;

•	established sales and marketing, and distribution networks; and

•	greater experience in conducting research and development, manufacturing, clinical trials, preparing regulatory submissions and obtaining regulatory clearance or approval for products and marketing approved products.
     Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearance or approvals for competing products more rapidly than us, and develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with our competitors in recruiting and retaining qualified scientific, sales, and management personnel, establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, our business may be harmed.
Our dependence upon key personnel to operate our business puts us at risk of a loss of expertise if key personnel were to leave us.

     We depend upon the experience and expertise of our executive management team. The competition for executives, as well as for skilled product development and technical personnel, in the medical device industry is intense and we may not be able to retain or recruit the personnel we need. If we are not able to attract and retain existing and additional highly qualified management, sales, regulatory, clinical and technical personnel, we may not be able to successfully execute our business strategy.
If we fail to properly manage our anticipated growth, our business could suffer.
     We may experience periods of rapid growth and expansion, which could place a significant strain on our limited personnel and other resources. In particular, the increase in our direct sales force requires significant management and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must successfully increase production output as required by customer demand. We may in the future experience difficulties in increasing production, including problems with production yields and quality control and assurance, component supply, and shortages of qualified personnel. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues. Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems, and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.
We are required to maintain compliance with financial and other restrictive covenants in our credit facility which can restrict our ability to operate our business, and if we fail to comply with those covenants, our outstanding indebtedness may be accelerated or the terms of the credit facility may become more onerous.
     Our existing credit facility with Silicon Valley Bank contain negative covenants on the operation of our business and financial covenants, including requiring us to maintain a tangible net worth of $13.0 million. As of December 31, 2008, our tangible net worth was $13.7 million. If we are not able to maintain compliance with our financial covenants, certain terms of our credit facility and term loan will change including an increase in the interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if we do not maintain a tangible net worth of at least $12.0 million through June 29, 2009 and $12.5 million thereafter, we will be in default under the credit facility. In addition, the credit facility contains restrictions on certain business activities, including:
•	incurring additional debt;
•	paying dividends or make other distributions or payments on capital stock;
•	make investments;
•	incurring liens; and
•	merging or consolidating or otherwise combining with another company.
     These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities, including acquisitions. A breach of any of these covenants could result in a default allowing the lender to accelerate the repayment of the indebtedness under the credit facility.

We have a history of operating losses and may be required to obtain additional funds.
     We had $7.6 million in cash and cash equivalents at December 31, 2008. In addition, we had $3.0 million available to borrow under our revolving credit facility. We have had a history of operating losses, and although we expect to achieve positive cash flow from operations in the second quarter of 2009, we may not be able to do so. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:
•	the results of our commercialization efforts for the Powerlink System;

•	the need for additional capital to fund future development programs;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing and increased sales and marketing capabilities; and

•	our success in entering into collaborative relationships with other parties.
     To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all. During the recent economic crisis, it has been difficult for many companies, particularly small cap medical device companies, to obtain financing in the public markets or to obtain debt financing on commercially reasonable terms, if at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, and the growth of our business will be harmed.
We rely solely on an in-house process to manufacture our graft material for the Powerlink System, and any disruption in our ability to produce this material could delay or prevent us from producing the product for sale.
     Currently, we rely solely on an in-house manufacturing process to produce graft material, which is a primary component for the Powerlink System. Our reliance on a sole source exposes our operations to disruptions in supply caused by:
•	failure to comply with regulatory requirements;

•	fire, flood or earthquake, or other natural disaster; and

•	a supply interruption in the underlying raw material for the process.
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
     Manufacturing and marketing of our commercial products, and clinical testing of our products under development, may expose us to product liability claims. Although we have, and intend to maintain, product liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. Additionally, adverse product liability actions could negatively affect the reputation and sale of our products, our ability to obtain and maintain regulatory approval for our products and may divert management’s attention from other matters.
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
     The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop, as they have during the past year. In particular, the market price of securities of small medical device companies, like ours, has been very unpredictable and may vary in response to:
•	announcements by us or our competitors concerning technological innovations;

•	introductions of new products;

•	FDA and foreign regulatory actions;

•	developments or disputes relating to patents or proprietary rights;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding our common stock;

•	changes in healthcare policy in the United States or other countries; and

•	general stock market conditions and other factors unrelated to our operating performance.
Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.
     The average daily trading volume in our common stock for the year ended December 31, 2008 was approximately 85,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
Some provisions of our charter documents and Delaware law may make takeover attempts difficult, which could depress the price of our stock and inhibit your ability to receive a premium price for your shares.
Provisions of our amended and restated certificate of incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our amended and restated certificate of incorporation allows our board of directors to issue up to five million shares of preferred stock and to fix the rights and preferences of such shares without stockholder approval. Any such issuance could make it more difficult for a third party to acquire our business and may adversely affect the rights of our stockholders. In addition, our board of directors is divided into three classes for staggered terms of three years. We are also subject to anti-takeover provisions under Delaware law, each of which could delay or prevent a change of control. Together these provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of our common stock.
We do not anticipate declaring any cash dividends on our common stock.
     We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our revolving credit facility, which contains restrictions prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Currently, we lease a facility aggregating approximately 30,200 square feet in Irvine, California under a lease agreement that expires in April 2010 and may be renewed for two additional five-year periods, at our option. We believe that our current facilities will be adequate and suitable for our operations through the initial lease term.
Item 3. Legal Proceedings
     On December 1, 2008, we entered into a settlement with Cook Medical Incorporated for claims arising out of our employment of certain former employees of Cook. Although we are not currently a party to any claims, we may become party to ordinary disputes arising in the normal course of business.
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

	High	Low

Year Ended December 31, 2007
First Quarter	$4.75	$3.15
Second Quarter	4.69	3.82
Third Quarter	4.54	3.13
Fourth Quarter	4.19	2.56
Year Ended December 31, 2008
First Quarter	$3.31	$2.20
Second Quarter	3.16	2.25
Third Quarter	2.95	1.82
Fourth Quarter	2.35	.85
     On February 10, 2009, the closing sale price of our common stock on the NASDAQ Global Market was $1.69 per share and there were 220 record holders of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Endologix, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

     Dividend Policy
     We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Silicon Valley Bank, which was entered into on February 21, 2007 and amended on July 22, 2008, prohibit us from paying cash dividends without their consent.
Item 6. Selected Financial Data
     The following selected consolidated financial data has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the fiscal years ended December 31, 2008, 2007, and 2006 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$37,631	$27,017	$14,422	$6,889	$3,019
License	33	754	250	250	1,213

Total revenue	37,664	27,771	14,672	7,139	4,232

Cost of sales:
Cost of product sales	10,380	10,539	6,330	3,859	1,851

Total cost of sales	10,380	10,539	6,330	3,859	1,851

Gross profit	27,284	17,232	8,342	3,280	2,381
Operating costs and expenses:
Research and development	6,060	6,372	6,765	5,817	6,159
Marketing and sales	23,794	20,142	14,579	8,794	2,718
General and administrative	9,477	6,380	5,585	4,801	3,548
Termination of supply agreement	—	550	—	—	—
Minority interest	—	—	—	—	—

Total operating costs and expenses	39,331	33,444	26,929	19,412	12,425

Loss from operations	(12,047)	(16,212)	(18,587)	(16,132)	(10,044)
Total other income	55	1,137	1,044	614	361

Net loss	$(11,992)	$(15,075)	$(17,543)	$(15,518)	$(9,683)

Basic and diluted net loss per share	$(0.28)	$(0.35)	$(0.44)	$(0.46)	$(0.31)

Shares used in computing basic and diluted net loss per share	43,045	42,796	40,010	33,951	31,149

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash and cash equivalents	$8,111	$9,228	$6,771	$8,691	$4,831
Marketable securities available-for-sale	—	—	13,417	8,959	17,085
Working capital	15,876	18,365	26,933	22,520	23,477
Total assets	37,263	40,043	52,686	47,944	44,512
Accumulated deficit	(143,730)	(131,738)	(116,663)	(99,120)	(83,602)
Total stockholders’ equity	25,817	34,675	46,505	42,207	41,551
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

     Overview
     Our Business
     We are engaged in the development, manufacturing, marketing and sale of minimally invasive treatments for aortic disorders. Our primary focus is the marketing and sale of the Powerlink System, a catheter-based alternative treatment to surgery for AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured abdominal aortic aneurysms is approximately 75%, making it a leading cause of death in the United States.
     Prior to the acquisition of former Endologix and the restructuring that occurred during the third and fourth quarters of 2001, we were researching, developing and marketing a radiation therapy catheter for the treatment of blockages in arteries after angioplasty, or restenosis.
     Between 1999 and 2003, our source of revenues shifted gradually from direct sales of previous catheter and stent products to royalties from licenses of our stent delivery technology. In June 1998, we licensed to Guidant rights to manufacture and distribute products using our Focus technology for the delivery of stents in exchange for milestone and royalty payments. In April 2006, Abbott acquired Guidant’s vascular business, including all rights and obligations under the license.
     Our license revenue decreased in 2008 from 2007. In 2007, under our licensing agreement with BioLucent, Inc., we received $504,000 in royalties and fees, including a one-time payment of $500,000 in exchange for a fully paid-up license to certain of our patents. License revenue from Abbott remained at the contractual minimum level of $250,000 for 2007 and the minimum payment requirement under the agreement expired at December 31, 2007. In 2008, we received de minimus royalties under this agreement prior to its expiration in June 2008. Sales of our Powerlink System are now our only material source of revenue.
     For the years ended December 31, 2008 and 2007, we incurred net losses of $12.0 million and $15.1 million, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $143.7 million.
     We believe that our current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under our credit facility, will be sufficient to fund ongoing operations through at least December 31, 2009. If we do not realize expected revenue and gross margin levels, or if we are unable to manage our operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable ratio, we may not be able to fund our operations through December 31, 2009.
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

     The following critical accounting policies and estimates were used in the preparation of the consolidated financial statements:
     Revenue Recognition and Accounts Receivable
     We comply with the revenue recognition guidelines in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;

•	The sales price is fixed or determinable;

•	Collection of the relevant receivable is probable at the time of sale; and

•	Products have been shipped or used and the customer has taken ownership and assumed risk of loss.
     In the past, we have earned royalty revenue, which was included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties were recognized upon the sale of products subject to the royalty by the third party.
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
     Goodwill, Intangible Assets and Long-Lived Assets
     We record an impairment charge, or expense, for long-lived assets whenever events or changes in circumstances indicate that the value recorded for the asset may not be recoverable. Future changes in operations could cause us to write down the asset value and record an expense to better reflect our current estimate of its value. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets are impaired. Factors that may impact whether there is potential goodwill impairment include a significant decrease in our stock price and our evaluation of a control premium that may be used when estimating our total fair value. Our stock price may decline, or other factors may arise, which could result in goodwill impairment in future periods. Factors that may impact whether there is a potential impairment to our indefinite-lived intangible assets include legal and regulatory considerations.
     Income Taxes
     We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax assets to zero, because we believe that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized. If we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance on our deferred tax assets would increase net income in the period such determination was made.

     In July 2006, the Financial Accounting Standards Board issued FIN 48. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose, in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.
     Stock-based compensation
     Effective at the beginning of our fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payments,” or SFAS 123R. This statement requires us to recognize the cost of employee and director services received in exchange for stock options awarded. Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We use the Black-Scholes option pricing model to value stock option grants. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and the option’s expected life. The financial statements include such amounts based on our best estimates and judgments.
     Results of Operations
     Comparison of Years Ended December 31, 2008 and 2007
     Product Sales. Sales increased 39% to $37.6 million in 2008 from $27.0 million in 2007 primarily due to the increased productivity of our domestic field sales personnel, and the introduction of our suprarenal proximal extensions and Powerlink XL products. Domestic sales increased from $23.0 million to $31.9 million, and sales to distributors outside the United States increased from $4.0 million in 2007 to $5.7 million in 2008. This increase was primarily due to sales to our distributor Cosmotec in Japan, as well as an increase in sales to distributors in Latin America.
     We expect that product sales will increase in 2009 by an estimated 17% to 22% from 2008 to $44 million to $46 million in 2009. In the U.S. market the increase is expected due to increased productivity from our sales representatives and the introduction of two new products in the second and third quarters of 2009, and the full year effect of two new products launched in the fourth quarter of 2008. Outside the U.S., we expect growth in each of our major markets of Europe, Japan, and Latin America.
     License Revenue. License revenue decreased 96% to $33,000 in 2008 from $754,000 in 2007. License revenue from Abbott remained at the contractual minimum level of $250,000 for 2007, and expectedly declined sharply in 2008 as the minimum royalty provision of the agreement expired at December 31, 2007. The license expired and was fully paid up in June 2008. Additionally in 2007, due to our licensing agreement with BioLucent, we received $504,000 in royalties and fees, including a one-time payment of $500,000 in exchange for a fully paid up license to certain of our patents in a certain field of use. Beginning January 1, 2008, sales of our Powerlink System were our only material source of revenue.
     Cost of Product Revenue. The cost of product revenue, which includes labor, overhead, materials and parts, rent, depreciation, small tools and supplies, samples for destructive testing, and utilities, among other items, decreased 2% to $10.4 million from $10.5 million in 2007. This decrease is directly attributable to the substitution of lower-cost in-house produced graft material in a majority of the products sold in 2008.
     Gross Profit. Gross profit increased 58% to $27.3 million in 2008 from $17.2 million in 2007. The increase in gross profit resulted from higher product sales in 2008 as compared to 2007 and a reduction in the per unit cost of product due to substitution of lower-cost in-house produced graft material in a majority of the products sold in 2008. Gross profit as a percentage of revenue increased to 72% in 2008 from 62% in 2007 for these reasons.

     We believe that gross profit dollars will increase marginally in 2009 due to higher commercial sales of the Powerlink System both in and outside of the United States. We also expect that gross profit as a percentage of product revenues will increase due to efficiencies from higher manufacturing volumes required to support sales growth.
     Research, Development and Clinical. Research, development and clinical expenses decreased by 5% to $6.1 million from $6.4 million in 2007. The decrease primarily resulted from lower costs associated with clinical trials in the 2008 period. We recorded $236,000 in 2008 and $417,000 in 2007, of stock compensation expense.
     Research, development, and clinical expense has decreased in two consecutive years for the reasons noted in this discussion. We expect that these expenses will now increase in 2009 and future years as we pursue opportunities to develop additional new products for the treatment of aortic disorders.
     Marketing and Sales. Marketing and sales expenses increased by 18% to $23.8 million from $20.1 million in 2007. This increase was due to higher sales commission payouts on the 39% growth in domestic sales revenue, severance payments, and the implementation of an in-depth sales training program. We recorded $1.0 million in 2008 and $878,000 in 2007, respectively, of stock compensation expense.
     We expect that marketing and sales expense will increase in 2009 for three reasons:
•	the marketing related costs to launch two significant new products in 2009 — the IntuiTrak delivery system for Powerlink in the second quarter and the IntuiTrak Express delivery system for Powerlink XL in the third quarter;

•	expenses related to more intensive training of sales representatives; and

•	higher commission expense on the expected increase in sales.
     General and Administrative. General and administrative expenses increased by 49% to $9.5 million from $6.4 million in 2007. The increase was due primarily to increases in patent and legal fees, settlement of the legal dispute with Cook Medical Products, Inc., our chief executive officer succession process, and our analysis and response to the unsolicited acquisition proposal from Elliott Associates. In addition, stock based compensation expense totaled $1.4 million in 2008 as compared to $894,000 in 2007. We expect general and administrative expense to decline by approximately $1.0 million in 2009 relative to 2008.
     Termination of Supply Agreement. Termination of supply agreement expense was $550,000 in 2007. The expense was due to the third amendment to our supply agreement for ePTFE graft material with Bard Peripheral, dated September 21, 2007, which reduced the minimum purchase requirement for the 2007 year from $2.9 million to $2.2 million, and wherein both parties agreed to terminate the agreement on December 31, 2007. In consideration for the reduction in the minimum purchase requirement for the 2007 year, we paid $550,000 to Bard Peripheral.
     Other Income. Other income decreased 95% to $55,000 from $1.1 million in 2007. The decrease in other income was primarily the result of a realized gain of $412,000 on our investment in BioLucent in 2007, lower interest income, and higher interest expense in 2008 due to drawing down on the term loan and revolving line of credit with Silicon Valley Bank in September 2008.
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

     License Revenue. License revenue increased 202% to $754,000 in 2007 from $250,000 in 2006, due to our licensing agreement with BioLucent. Under that agreement, we received $504,000 in royalties and fees, including a one-time payment of $500,000 in exchange for a fully paid up license to certain of our patents in a certain field of use. License revenue from Abbott and Guidant remained at the contractual minimum level of $250,000 for 2007, equal to 2006.
     Cost of Product Revenue. The cost of product revenue increased 66% to $10.5 million from $6.3 million in 2006. This increase is directly attributable to the higher unit volume of product sales in 2007 compared to 2006.
     Gross Profit. Gross profit increased 107% to $17.2 million in 2007 from $8.3 million in 2006. The increase in gross profit resulted from higher product sales in 2007 as compared to 2006, license revenue from BioLucent, and a reduction in the per unit cost of product due to substitution of lower-cost in-house produced graft material in a portion of the products sold in 2007. Gross profit as a percentage of revenue increased to 62% in 2007 from 57% in 2006 for these reasons. Also, the percentage in 2006 was impacted by a second quarter charge of $326,000, related to the final phase of an earlier limited, voluntary product recall.
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
     General and Administrative. General and administrative expenses increased by 14% to $6.4 million from $5.6 million in 2006. The increase was due primarily to increases in patent and legal fees and insurance expenses. In addition, stock based compensation expense totaling $894,000 in 2007 as compared to $767,000 in 2006, pursuant to the adoption of SFAS 123R at January 1, 2006.
     Termination of Supply Agreement. Termination of supply agreement expense was $550,000 in 2007. The expense was due to the third amendment to our supply agreement for ePTFE graft material with Bard Peripheral, dated September 21, 2007, which reduced the minimum purchase requirement for the 2007 year from $2.9 million to $2.2 million, and wherein both parties agreed to terminate the agreement on December 31, 2007. In consideration for the reduction in the minimum purchase requirement for the 2007 year, we paid $550,000 to Bard Peripheral.
     Other Income. Other income increased 9% to $1.1 million from $1.0 million in 2006. The increase in other income was a result of a realized gain of $412,000 on our investment in BioLucent, offset by less interest income due to a lower invested cash balance. In 2006, we had a higher cash balance due to a registered direct public offering of our common stock that resulted in net proceeds of $18.8 million in June 2006.
Liquidity and Capital Resources
     For the years ended December 31, 2008 and 2007, we incurred net losses of $12.0 million and $15.1 million, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $143.7 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In April 2006, we filed a shelf registration statement with the SEC that would permit us to sell from time to time, up to a total of $50.0 million of common stock. In June 2006, we completed an offering of our common stock, which resulted in net proceeds of $18.8 million, leaving $30.2 million available under the shelf registration.
     In February 2007, we entered into a revolving credit facility with Silicon Valley Bank, under which we may borrow up to $5 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility were to become due and payable on February 21, 2009. In September 2008, we drew down $2.0 million. As of December 31, 2008, we had $2.0 million in outstanding borrowings under this credit facility and were in compliance with all of our covenants under the credit facility.
     In July 2008, we entered into an amendment to the credit facility which added a term loan whereby we may borrow up to $3.0 million and which extended the repayment date for borrowings under the revolving line of credit to July, 2010. In September 2008, we drew down the $3.0 million term loan, all of which was outstanding at December 31, 2008. The term loan requires interest only payments at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis through March 31, 2009. The term loan principal is due in 36 monthly installments beginning in April 2009.
     Our existing credit facilities with Silicon Valley Bank contain negative covenants on the operation of our business and financial covenants, including requiring us to maintain a tangible net worth of $13.0 million. As of December 31, 2008, our tangible net worth was $13.7 million. If we are not able to maintain compliance with our financial covenants, certain terms of our credit facility and term loan will change including an increase in the interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if we do not maintain a tangible net worth of at least $12.0 million through June 29, 2009 and $12.5 million thereafter, we will be in default under the credit facility which could allow the lender to accelerate the repayment of the indebtedness under the credit facility.
     At December 31, 2008, we had cash and cash equivalents of $7.6 million. We expect that our continued growth, strong gross margins and expense controls will enable us to achieve positive cash flow from operations in the second quarter of 2009, consequently, we believe that our current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2009. If we do not realize expected revenue and gross profit margin levels, or if we are unable to manage our operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable ratio, we may not achieve positive cash flow from operations in the second quarter of 2009, nor be able to fund our operations through December 31, 2009.
     We believe that the future growth of our business will depend upon our ability to successfully develop new technologies and bring these technologies to market, as well as increased market acceptance of the Powerlink System. If we pursue additional research and development opportunities or fail to increase our penetration of the AAA market, or if we fail to reduce certain discretionary expenditures, as necessary, we may need to seek additional sources of financing. In the event that we require additional funding to continue our operations, we will attempt to raise the required capital through either debt or equity arrangements.
     The timing and amount of our future capital expenditure requirements will depend on many factors, including:
•	the rate of market acceptance of the Powerlink System;

•	our requirements for additional manufacturing capacity;

•	our requirements for additional IT infrastructure and systems;

•	our requirements for additional facility space; and

•	the need for additional capital to fund future development programs.
     Accounts Receivable. Trade accounts receivable, net, increased 41% to $6.4 million at December 31, 2008 from $4.5 million at December 31, 2007. The increase was due to the 39% increase in product sales in 2008.

     Inventories. Inventories decreased 12% to $7.1 million at December 31, 2008 from $8.1 million at December 31, 2007. The decrease was primarily the result of a lower cost basis of the ePTFE graft material.
     Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 27% to $5.4 million at December 31, 2008 from $4.3 million at December 31, 2007. The increase is primarily attributable to legal fees and litigation matters as well as a change in the commission plan for our sales force.
     Cash Used in Operations. Cash used in operations decreased 49% to $6.0 million for the year ended December 31, 2008 from $11.7 million for the year ended December 31, 2007. The change was primarily attributed to the improved gross margin, increased production efficiencies, and higher sales volume.
     Cash Provided by (used in) Investing Activities. Cash used in investing activities was $447,000 for the year ended December 31, 2008 as compared to cash provided by investing activities of $13.4 million for the year ended December 31, 2007. This change was primarily due to decreased investment in marketable securities in 2008 as compared to 2007.
     Cash Provided by Financing Activities. Cash provided by financing activities was $5.5 million for the year ended December 31, 2008 from $724,000 for the year ended December 31, 2007, namely as a result of drawing upon our available credit facility and term loan which provided $5.0 million in cash.
     Off-Balance Sheet Arrangements
     We do not maintain any off-balance sheet arrangements.
     Commitments
     As of December 31, 2008, expected future cash payments related to contractual obligations were as follows:

	Total	2009	2010	2011	2012
	(In thousands)
Contractual Obligations:
Borrowings under term loan and credit facilities	$5,000	$750	$3,000	$1,000	$250
Operating lease obligations	433	346	87	—	—
Interest expense on borrowings	374	228	105	39	2
Other obligations	300	300	—	—	—

Total	$6,107	$1,624	$3,192	$1,039	$252
Recent Accounting Pronouncements
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, or FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. As of December 31, 2008, the adoption of SFAS 157 had no impact on our consolidated financial statements. We are currently evaluating the impact of adopting the provisions of FSP FAS 157-2.
     As of January 1, 2008, we adopted the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 allows for voluntary measurement of financial assets and liabilities as well as certain other items at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings. As of December 31, 2008, the adoption of SFAS 159 had no impact our consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS 141(R), “Business Combinations (revised — 2007).” SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, the adoption of SFAS 141(R) had no impact on our consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Statement requires that noncontrolling interests be reported as stockholders equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We have not yet evaluated the potential impact of adopting FSP FAS 142-3 on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility and our term loan with Silicon Valley Bank. Under our revolving credit facility, all outstanding amounts bear interest at a variable rate equal to the lender’s prime rate plus 0.5%. As of December 31, 2008, we had $2.0 million outstanding under our revolving credit facility. The interest rate under this facility was 4.5% at December 31, 2008. Under our term loan, interest only payments are due monthly at a variable rate equal to the lender’s prime rate plus 1.0% through March 31, 2009, and the principle is due in 36 monthly installments beginning in April 2009. As of December 31, 2008, we had $3.0 million outstanding under our term loan. The interest rate under this loan was 5.0% at December 31, 2008. Under both the term loan and the credit facility, interest is payable on a monthly basis which may expose us to market risk due to changes in interest rates. We estimate that a 10% change in interest rate on our revolving credit facility would not have a material effect on our net loss for the year ended December 31, 2008.
     We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2008, our investment portfolio included only money market instruments.
     Foreign Currency Transaction Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the years ended December 31, 2008, 2007, and 2006, we recorded $194,000, $51,000, and $25,000, respectively, of foreign currency transaction gains (losses).
Item 8. Financial Statements and Selected Quarterly Financial Data
     The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).
Summarized Quarterly Data
(Unaudited)

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2008:
Product sales	$8,317	$9,261	$9,374	$10,679
Total revenues	8,329	9,273	9,383	10,679
Gross profit	5,798	6,719	6,923	7,844
Net loss	(3,692)	(3,762)	(2,962)	(1,576)
Basic and diluted net loss per share	(0.09)	(0.09)	(0.07)	(0.04)
2007:
Product sales	$6,250	$6,258	$6,592	$7,917
Total revenues	6,308	6,318	7,152	7,993
Gross profit	3,729	3,680	4,720	5,103
Net loss	(4,440)	(3,713)	(3,394)	(3,528)
Basic and diluted net loss per share	(0.10)	(0.09)	(0.08)	(0.08)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2009.
Item 11. Executive Compensation
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Certain information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2009.
Equity Compensation Plan Information
     The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2008:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued upon	Weighted Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected
	Outstanding Options	Outstanding Options	in Column A)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Stock Incentive Plan	4,137,992	$2.78	1,676,502
1996 Stock Option/ Stock Issuance Plan	1,352,769	$5.06	—
Employee Stock Purchase Plan	—	—	20,662
Equity compensation plans not approved by security holders:
1997 Supplemental Stock Option Plan	19,500	$3.92	—
Total	5,510,261	$3.34	1,697,164
     1997 Supplemental Stock Option Plan
     This stock option plan was used to provide compensation to non-employees, typically as part of a consulting services arrangement. The plan authorized the issuance of non-qualified stock options only. We account for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations. (See Note 1 and 11to the consolidated financial statements for additional information on recognition of expense associated with non-employee option grants under the 1997 Supplemental Stock Option Plan).
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2009.
Item 14. Principal Accounting Fees and Services
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2008 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006

2. Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.
          3. Exhibits.
     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, filed with the SEC on August 7, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).

10.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.5(2)	1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).

10.6(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

Exhibit
Number	Description
10.6.1(2)	Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6.2(1)	Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.7(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.9	Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

10.12	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.13 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2007).

10.12.1	First Amendment to Loan and Security Agreement, dated as of July 22, 2008, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on July 28, 2008).

10.13(2)	Offer Letter, dated April 28, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 16, 2008).

10.14(2)	Severance Agreement and General Release, effective May 12, 2008, between Endologix and Paul McCormick (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 16, 2008).

10.15(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.16(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and Robert J. Krist (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.17(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and Stefan G. Schreck, Ph.D. (Incorporated by reference to Exhibit 10.3 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.18(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and Janet Fauls (Incorporated by reference to Exhibit 10.4 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities

Exhibit
Number	Description
Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.
By:	/s/ JOHN MCDERMOTT
John McDermott
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 9, 2009
POWER OF ATTORNEY
     We, the undersigned directors and officers of Endologix, Inc., do hereby constitute and appoint John McDermott and Robert J. Krist, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN MCDERMOTT (John McDermott)	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2009

/s/ ROBERT J. KRIST (Robert J. Krist)	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 9, 2009

/s/ FRANKLIN D. BROWN (Franklin D. Brown)	Chairman and Director	March 9, 2009

/s/ RODERICK DE GREEF (Roderick de Greef)	Director	March 9, 2009

/s/ EDWARD DIETHRICH, M.D. (Edward Diethrich, M.D.)	Director	March 9, 2009

/s/ PAUL MCCORMICK (Paul McCormick)	Director	March 9, 2009

/s/ JEFFREY F. O’DONNELL (Jeffrey F. O’Donnell)	Director	March 9, 2009

/s/ GREGORY D. WALLER (Gregory D. Waller)	Director	March 9, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Endologix, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) on page F-22, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California March 9, 2009

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,611	$8,728
Restricted cash equivalents	500	500
Accounts receivable, net of allowance for doubtful accounts of $72 and $100	6,371	4,527
Other receivables	3	234
Inventories	7,099	8,054
Other current assets	443	581

Total current assets	22,027	22,624

Property and equipment, net	2,993	3,771
Goodwill	4,631	4,631
Intangibles, net	7,508	8,913
Other assets	104	104

Total assets	$37,263	$40,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,401	$4,259
Current portion of long term debt	750	—

Total current liabilities	6,151	4,259
Long-term liabilities:
Long term debt	4,250	—
Other long-term liabilities	1,045	1,109

Total long-term liabilities	5,295	1,109

Total liabilities	11,446	5,368

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 44,365,000 and 43,453,000 shares issued, and 43,870,000 and 42,958,000 outstanding	44	43
Additional paid-in capital	170,239	166,912
Accumulated deficit	(143,730)	(131,738)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income(loss)	(75)	119

Total stockholders’ equity	25,817	34,675

Total liabilities and stockholders’ equity	$37,263	$40,043

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue:
Product	$37,631	$27,017	$14,422
License	33	754	250

Total revenue	37,664	27,771	14,672

Cost of sales:
Cost of product revenue	10,380	10,539	6,330

Gross profit	27,284	17,232	8,342

Operating costs and expenses:
Research and development	6,060	6,372	6,765
Marketing and sales	23,794	20,142	14,579
General and administrative	9,477	6,380	5,585
Termination of supply agreement	—	550	—

Total operating costs and expenses	39,331	33,444	26,929

Loss from operations	(12,047)	(16,212)	(18,587)

Other income:
Interest income	170	664	1,019
Interest expense	(106)	—	—
Other income, net	(9)	473	25

Total other income	55	1,137	1,044

Net loss	$(11,992)	$(15,075)	$(17,543)

Basic and diluted net loss per share	$(0.28)	$(0.35)	$(0.44)

Shares used in computing basic and diluted net loss per share	43,045	42,796	40,010

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury		Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity	Loss
	(In thousands, except share amounts)
Balance at December 31, 2005	36,679,000	$37	$141,903	$(99,120)	(495,000)	$(661)	$48	$42,207	$(15,548)

Exercise of common stock options	317,000	—	934	—	—	—	—	934
Employee stock purchase plan	77,000	—	319	—	—	—	—	319
Sale of common stock	6,061,000	6	18,747	—	—	—	—	18,753
Amortization of stock compensation expense	10,000	—	37	—	—	—	—	37
Grant of stock options	—	—	1,764	—	—	—	—	1,764
Amortization expense of non-employee stock options	—	—	(6)	—	—	—	—	(6)
Net loss	—	—	—	(17,543)	—	—	—	(17,543)	(17,543)
Unrealized holding gain arising during the period	—	—	—	—	—	—	23	23	23
Unrealized exchange rate gain	—	—	—	—	—	—	17	17	17

Balance at December 31, 2006	43,144,000	$43	$163,698	$(116,663)	(495,000)	$(661)	$88	$46,505	$(17,503)

Exercise of common stock options	123,000	—	228	—	—	—	—	228
Employee stock purchase plan	180,000	—	491	—	—	—	—	491
Amortization of stock compensation expense	—	—	2,430	—	—	—	—	2,430
Grant of stock awards	6,000	—	23	—	—	—	—	23
Amortization expense of non-employee stock options	—	—	42	—	—	—	—	42
Net loss	—	—	—	(15,075)	—	—	—	(15,075)	(15,075)
Unrealized holding loss arising during the period	—	—	—	—	—	—	(3)	(3)	(3)
Unrealized exchange rate gain	—	—	—	—	—	—	34	34	34

Balance at December 31, 2007	43,453,000	$43	$166,912	$(131,738)	(495,000)	$(661)	$119	$34,675	$(15,044)

Exercise of common stock options	30,000	—	29	—	—	—	—	29
Employee stock purchase plan	357,000	—	480	—	—	—	—	480
Amortization of stock compensation expense	—	—	2,381	—	—	—	—	2,381
Grant of restricted stock	525,000	1	5	—	—	—	—	6
Amortization expense of restricted stock	—	—	432	—	—	—	—	432
Net loss	—	—	—	(11,992)	—	—	—	(11,992)	(11,992)
Unrealized exchange rate loss	—	—	—	—	—	—	(194)	(194)	(194)

Balance at December 31, 2008	44,365,000	$44	$170,239	$(143,730)	(495,000)	$(661)	$(75)	$25,817	$(12,186)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities:
Net loss	$(11,992)	$(15,075)	$(17,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,483	2,322	2,303
Stock-based compensation and deferred compensation	2,900	2,444	1,665
Realized gain (loss) on investments	—	(412)	—
Loss on disposal of assets	23	—	—
Changes:
Accounts receivable	(1,844)	(1,764)	(1,515)
Inventories	980	1,614	(1,854)
Other receivables and other assets	369	(6)	(84)
Accounts payable, accrued expenses and long term liabilities	1,078	(813)	444

Net cash used in operating activities	(6,003)	(11,690)	(16,584)

Investing activities:
Purchases of available-for-sale securities	—	(1,850)	(18,823)
Maturities of available-for-sale securities	—	15,650	14,388
Capital expenditures for property and equipment	(447)	(437)	(924)

Net cash provided by (used in) investing activities	(447)	13,363	(5,359)

Financing activities:
Proceeds from sale of common stock, net of expenses	—	—	18,753
Proceeds from sale of common stock under employee stock purchase plan	497	496	319
Proceeds from exercise of stock options	30	228	934
Borrowings under term loan and line of credit (facilities)	5,000	—	—

Net cash provided by financing activities	5,527	724	20,006

Effect of exchange rate changes on cash and cash equivalents	(194)	60	17

Net increase (decrease) in cash and cash equivalents	(1,117)	2,457	(1,920)
Cash and cash equivalents, beginning of year	8,728	6,271	8,191

Cash and cash equivalents, end of year	$7,611	$8,728	$6,271

Supplemental Disclosure of Cash Flow Activities:
Cash paid during the year for interest	$106	$—	$—

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
     Liquidity and Capital Resources
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2008, 2007, and 2006, the Company incurred net losses of $11,992, $15,075, and $17,543, respectively. As of December 31, 2008, the Company had an accumulated deficit of $143,730. The Company believes that its continued growth, gross margins, expense controls, and its current cash and cash equivalents balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under its credit facility, will be sufficient to fund ongoing operations through at least December 31, 2009. If the Company does not realize the expected revenue and gross margin levels, or if the Company is unable to manage its operating expenses in line with its revenues, or if the Company is not able to maintain compliance with its financial covenants under the credit facility, or if it cannot maintain its days sales outstanding accounts receivable ratio, it may not be able to fund its operations through December 31, 2009.
     In the event that the Company requires additional funding to continue operations or to fund future development programs, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
     Cash and Cash Equivalents
     Cash and cash equivalents includes cash on hand, demand deposits and money market funds with original

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
maturities of three months or less from the date of purchase.
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
     Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2008 and will continue to test for impairment annually as of June 30. No impairment was indicated.
     The developed technology is being amortized over its estimated useful life of 10 years. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $1,405, $1,406 and $1,405 in amortization expense for the developed technology and expects to record $1,405 each year thereafter, until the asset is fully amortized in 2012.
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
     No single customer accounted for more than 10% of the Company’s total revenue in 2008, 2007, and 2006.
     As of December 31, 2008 and December 31, 2007, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
     Product Sales by Geographic Region
     The Company had product sales by region as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$31,936	$23,049	$12,366
Germany	2,228	2,050	—
Japan	1,370	68	—
Latin America	1,171	699	164
Netherlands	—	—	1,183
Other	926	1,151	709

	$37,631	$27,017	$14,422

     Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets.
     Sales to commercial hospital accounts represented 97%, 98% and 97% of United States product sales in 2008, 2007 and 2006, respectively. The remaining United States product sales were sales to hospitals conducting clinical trials for the Powerlink System.
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
     Income Taxes
     The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. It has recorded a full valuation allowance to reduce its deferred tax assets to zero, because the Company believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized. If the Company were to determine that it would be able to realize their deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made.
     In July 2006, the Financial Accounting Standards Board issued FIN 48. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose, in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.
     Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2008, 2007, and 2006, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive.
     If anti-dilutive stock options were included, the number of shares used to compute net loss per share would have been increased by approximately 4,802,000 shares, 2,874,000 shares, and 2,026,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively. Of these amounts, 4,746,000, 2,678,000, and 1,712,000 shares had an exercise price above the average closing price for the years ended December 31, 2008, 2007, and 2006, respectively.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Product Warranty
     Within six months of shipment, certain customers may request replacement of products they receive that do not meet the manufacturer’s product specifications. No other warranties are offered and the Company disclaims responsibility for any consequential or incidental damages associated with the use of the products. Historically, the Company has not experienced a significant amount of costs as a result of its product warranty policy.
     Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, or FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. As of December 31, 2008, the adoption of SFAS 157 had no impact on the Company’s consolidated financial statements. We are currently evaluating the impact of adopting the provisions of FSP FAS 157-2.
     As of January 1, 2008, the Company has adopted the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 allows for voluntary measurement of financial assets and liabilities as well as certain other items at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are reported in earnings. As of December 31, 2008, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS 141(R), “Business Combinations (revised — 2007).” SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, the adoption of SFAS 141(R) had no impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Statement requires that noncontrolling interests be reported as stockholders equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 allows an entity to use its own historical experience in

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company has not yet evaluated the potential impact of adopting FSP FAS 142-3 on the Company’s consolidated financial statements.
2. License Agreements
     In June 1998, the Company signed a technology license agreement with Guidant granting Guidant the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. In April 2006, Abbott acquired Guidant’s vascular business, including all rights and obligations under the license. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $33, $250, and $250, respectively, in royalties under the agreement. At December 31, 2008 and 2007, $0 and $182, respectively, due under this agreement are included in other receivables on the consolidated balance sheet. This royalty agreement expired in June of 2008, at which time Abbott acquired a fully paid up license for the underlying technology.
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
3. Restricted Cash Equivalents
     The Company has a $475 line of credit with Wells Fargo Bank in conjunction with a corporate credit card agreement. At December 31, 2008, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a restricted balance of $500 in cash and cash equivalents with the bank.
4. Inventories
     Inventories consisted of the following:

	December 31,
	2008	2007
Raw materials	$2,467	$2,785
Work in process	2,058	2,295
Finished goods	3,342	3,634

	7,867	8,714
Less reserve for excess and obsolescence	(768)	(660)

	$7,099	$8,054

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
5. Property and Equipment
     Property and equipment consisted of the following:

	December 31,
	2008	2007
Construction in progress	$—	$17
Leasehold improvements	2,032	2,032
Furniture and equipment	4,818	4,387

	6,850	6,436
Less accumulated depreciation and amortization	(3,857)	(2,665)

	$2,993	$3,771

6. Intangibles
     Intangibles consisted of the following:

	December 31,
	2008	2007
Developed technology	$14,050	$14,050
Accumulated amortization	(9,250)	(7,845)

	4,800	6,205
Trademarks and trade names	2,708	2,708

Intangible assets, net	$7,508	$8,913

7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following:

	December 31,
	2008	2007
Accounts payable	$1,822	$1,395
Accrued payroll and related expenses	2,629	2,071
Current portion of long term debt	750	—
Customer deposits	684	418
Accrued clinical expenses	194	250
Other accrued expenses	72	125

	$6,151	$4,259

8. Long Term Liabilities
     Long term liabilities consisted of the following:

	December 31,
	2008	2007
Term loan	$3,000	$—
Line of credit facility	2,000	—
Deferred tax	1,029	1,029
Deferred rent	16	80

Total long-term liabilities	6,045	1,109
Current portion of long-term debt	(750)	—

Long-term portion	$5,295	$1,109

     Future fixed payments by year under the term loan and revolving line of credit facility were as follows as of December 31, 2008:

	December 31,
	2009	2010	2011	2012
Term loan	$750	$1,000	$1,000	$250
Line of credit facility	—	2,000	—	—

	$750	$3,000	$1,000	$250

     On February 21, 2007, the Company entered into a revolving credit facility with Silicon Valley Bank, under

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
which it may borrow up to $5 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line, as determined by the bank. The credit facility is collateralized by all of its assets with the exception of the Company’s intellectual property. All amounts owing under the credit facility were to become due and payable on February 21, 2009. In September, 2008, the Company drew down $2.0 million. As of December 31, 2008, the Company had $2.0 million in outstanding borrowings under this credit facility.
     In July 2008, the Company entered into an amendment to the credit facility which added a term loan whereby the Company may borrow up to $3.0 million and which extended the repayment date for borrowings under the revolving line of credit to July, 2010. In September 2008, the Company drew $3.0 million on the term loan, all of which was outstanding at December 31, 2008. The term loan requires interest only payments at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis through March 31, 2009. The term loan principal is due in 36 monthly installments beginning in April 2009.
     The Company’s existing credit facilities with Silicon Valley Bank contain negative covenants on the operation of its business and financial covenants, including requiring them to maintain a tangible net worth of $13.0 million. As of December 31, 2008, the Company’s tangible net worth was $13.7 million. If the Company is not able to maintain compliance with its financial covenants, certain terms of its credit facility and term loan will change including an increase in the interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if the Company does not maintain a tangible net worth of at least $12.0 million through June 29, 2009 and $12.5 million thereafter, it will be in default under the credit facility which could allow the lender to accelerate the repayment of the indebtedness under the credit facility.
     As of December 31, 2008, the Company was in compliance with all covenants.
9. Commitments and Contingencies
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
     As of December 31, 2008, the Company did not have any future commitments under supply agreements.
     Operating Leases
     The Company leases its administrative, research and manufacturing facility and certain equipment under long-term, non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include renewal options and require the Company to pay operating costs, including property taxes, insurance and maintenance as proscribed by the agreements.
     Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of December 31, 2008:

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)

Year Ending December 31,
2009	346
2010	87
Thereafter	—

$433

     Rental expense charged to operations for all operating leases during the years ended December 31, 2008, 2007 and 2006, was $312, $329, and $336, respectively.
     Employment Agreements and Retention Plan
     The Company has entered into employment agreements with its officers and “key employees” under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause; or upon a change in control or corporate transaction, by the key employee for good reason, as such terms are defined in the agreement. If due, the payment will generally be equal to six months of the key employee’s then current salary for termination by the Company without cause, and generally be equal to twelve months of salary if by the key employee for good reason upon a change in control or corporate transaction.
10. Stockholders’ Equity
     Authorized Shares of Common Stock
     In October 2003, shareholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 50,000,000. In May 2006, shareholders approved an amendment, which increased the number of authorized shares of common stock from 50,000,000 to 60,000,000.
     Sale of Common Stock
     In July 2005, the Company completed a private placement of 4,150,000 shares of its common stock at a purchase price of $4.00 per share, which resulted in net proceeds of approximately $15,450 after deducting the offering expenses.
     In June 2006, the Company completed a registered direct public offering of 6,061,000 shares of its common stock at a purchase price of $3.30 per share, which resulted in net proceeds of approximately $18,750 after deducting the offering expenses.
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
     Stock Options
     Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”), the 1997 Supplemental Stock Option Plan (the “1997 Plan”), and the Company’s 2006 Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan and 1997 Plan, the “Plans”), either incentive stock options, non-qualified options, restricted stock, or awards may be granted. Under the Plans, options are granted at a price not less than 100% for incentive stock options and 85% for non-qualified stock options of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     At December 31, 2008 and 2007, there were approximately 1,676,000 and 607,000 shares of common stock available for future stock grants. The stock option activity under the plans is summarized below:

	2008		2007		2006
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding — Beginning of Year	4,124,739	$4.34	3,396,929	$4.38	2,678,201	$4.53
Granted	2,025,000	2.57	1,556,500	4.08	1,309,300	3.77
Exercised	30,000	2.82	122,868	2.38	316,404	2.95
Forfeited	891,978	4.00	647,822	4.34	274,168	4.62
Expired	242,500	4.63	58,000	4.27	—	—

Outstanding — End of Year	4,985,261	$3.69	4,124,739	$4.34	3,396,929	$4.38

Exercisable — End of Year	2,266,879	$4.52	2,059,617	$4.56	1,579,764	$4.53

Weighted Average Fair Value of Options Granted During Year		$2.57		$2.59		$2.55

     Under the Plans, the total intrinsic value for shares outstanding was approximately $11, $126 and $530 as of December 31, 2008, 2007, and 2006, respectively. The total intrinsic value for shares exercisable was approximately $5, $126, and $461 as December 31, 2008, 2007, and 2006, respectively. The total intrinsic value of options exercised was approximately $56, $126, and $1,347 in 2008, 2007, and 2006, respectively.
     As of December 31, 2008, there was $3,414 of total unrecognized compensation cost related to unvested stock options granted. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.
     The following table summarizes information regarding stock grants outstanding at December 31, 2008:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Granted	Remaining	Average	Granted	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.77 — 2.16	332,678	8.8	$1.84	47,678	$1.36
2.21 — 2.55	639,000	9.4	2.54	—	—
2.56 — 2.69	635,000	9.1	2.66	15,000	2.69
2.73 — 3.35	500,000	7.8	2.91	82,085	2.96
3.40 — 3.57	556,338	7.5	3.43	381,979	3.42
3.60 — 4.20	511,895	6.2	3.85	359,021	3.85
4.26 — 4.32	698,550	8.1	4.31	372,042	4.31
4.44 — 5.50	437,000	5.5	4.74	366,896	4.75
5.55 — 8.75	674,800	5.9	6.01	642,178	6.01

$0.77 — 8.75	4,985,261	7.6	$3.69	2,266,879	$4.52

     The weighted-average grant-date fair value of stock granted during 2008, 2007 and 2006 where the exercise price on the date of grant was equal to the stock price on that date, was $2.57, $2.59, and $2.55, respectively.
     Expense related to non-employee stock options is being amortized over the vesting period, which is generally four years. During the years ended December 31, 2008, 2007, and 2006, $(8), $42, and $(6), respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2008, 2007 and 2006, the Company granted -0-, 10,000, and 20,000 options, respectively, to non-employees. As of December 31, 2008, 2007 and 2006, a total of 95,000, 187,000, and 220,100 non-employee stock options, respectively, were outstanding. As of December 31, 2008, 2007, and 2006, a total of 76,667, 168,667, and 207,000 non-employee stock options, respectively, were fully vested.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Restricted Stock
     The following table summarizes activity and related information for our restricted stock awards under the Plans:

		Weighted Average
	Number of	Grant-Date Fair
	Shares	Value
Nonvested as of December 31, 2007	—	$—
Granted	525,000	2.65
Vested	—	—

Nonvested as of December 31, 2008	525,000	$2.65

     During the year ended December 31, 2008, we granted 525,000 shares of restricted stock. We did not grant restricted stock during the years ended December 31, 2007 and 2006. Restricted stock is granted subject to restrictions as to sale or other disposition of shares and to restrictions that require continuous employment with the Company. The restrictions generally expire and the stock becomes fully vested, two years from the date of grant. The grant-date fair value of shares granted during the year ended December 31, 2008, was $1,389. The weighted-average grant-date fair value per share for restricted stock granted was based upon the closing market price of the Company’s common stock on the grant dates of the awards and was $2.65 per share for the year ended December 31, 2008. As of December 31, 2008, none of the shares vested. The Company recorded stock-based compensation related to restricted stock of $432 for the year ended December 31, 2008. As of December 31, 2008, the unrecorded stock-based compensation balance related to restricted stock awards was $952, and will be recognized over an estimated weighted average amortization period of 1.4 years.
     Employee Stock Purchase Plan
     Under the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In 2006, an additional 250,000 shares of common stock were approved and in 2008, another 250,000 shares of common stock were approved for issuance under the Purchase Plan. During the years ended December 31, 2008, 2007, and 2006, $169, $155, and $101, respectively, was recorded as stock based compensation expense under the Purchase Plan. During 2008, 2007, and 2006, a total of approximately 357,000, 180,000, and 77,000 shares of common stock, respectively, were purchased at an average price of $1.39, $2.74, and $4.11, respectively.
     Stock Based Compensation
     Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment,” or FAS 123R, requires the use of a valuation model to calculate the fair value of stock-based compensation. The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including estimates of the expected period of time employees will retain their vested stock options before exercising them, the expected volatility of the Company’s common stock over the expected term, and the number of shares that are expected to be forfeited before they are vested. Application of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, significantly different results recognized in the consolidated statements of operations.
     The weighted average of the assumptions used to estimate the fair value of stock options granted using the
     Black-Scholes valuation method was as follows:

	2008	2007	2006
Expected Life (in years) (1)	5.5	5.5	5.5
Expected Volatility (2)	56.1%	71.2%	75.8%
Risk Free Interest Rate (3)	3.1%	4.5%	4.9%
Dividend Yield (4)	0.0%	0.0%	0.0%

1.	Estimated based on historical experience.

2.	Volatility based on historical experience over a period equivalent to the expected life in years.

3.	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4.	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Expense recorded pursuant to FAS 123R during was as follows:

	2008	2007	2006
General and Administrative	$1,413	$894	$767
Marketing and Sales	1,018	878	448
Research, Development, and Clinical	236	417	347
Cost of Sales	245	195	72

Total Stock Based Compensation	$2,912	$2,384	$1,634

     In addition, the Company had $78, $177, and $130 of stock based compensation capitalized in inventory as of December 31, 2008, 2007, and 2006, respectively.
11. Related Party Transactions
     A director of Endologix is also a director of a hospital facility from whom the Company contracts for physician training and clinical research services. Payments totaling $97, $42, and $94 for the years ended December 31, 2008, 2007, and 2006, respectively, were made to this hospital. In addition, this hospital purchased products from the Company totaling $816, $490, and $460 for the years ended December 31, 2008, 2007, and 2006, respectively. All transactions were in accordance with normal commercial terms and conditions.
12. Income Taxes
     Income tax expense (benefit) consists of the following:

	2008	2007	2006
Current
Federal	$(30)	$—	$—
State	2	2	3
Foreign	—	—	3

	(28)	2	3

Deferred
Federal	—	—	—
State	—	—	—

Total tax expense (benefit)	$(28)	$2	$3
     Income taxes for 2008, 2007 and 2006 differ from income taxes for those years computed by applying the U.S. federal statutory rate of 34% to income/(loss) before taxes for those years as follows:

	2008	2007	2006
Tax expense (benefit) at U.S. statutory rate	$(4,077)	$(5,126)	$(5,965)
State tax (benefit) net of federal benefit	(372)	(493)	(662)
Meals & Entertainment (50% addback)	128	114	76
Research & Development Credits	(110)	(201)	(39)
Stock based compensation	500	456	437
Net change in valuation allowance	3,898	5,240	5,811
Other, net	5	12	345

	$(28)	$2	$3

     During 2008, the Housing Assistance Act of 2008 was enacted. This act contains a provision that allows taxpayers to claim a partial refund of its research and development credit and alternative minimum tax credit carryforwards (“accelerated credits”) in lieu of claiming certain tax depreciation deductions. The Company has elected to claim the accelerated credit claim and as of December 31, 2008 and estimates a total refundable credit of approximately $30.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
     Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2008	2007
Net operating loss carryforwards	$40,173	$36,257
Accrued expenses	203	181
Tax credits	6,341	6,232
License fees	51	61
Inventory	289	248
Capitalized research and development	281	401
Developed technology	(1,808)	(2,337)
Trademarks and tradenames	(1,029)	(1,029)
Deferred compensation	1,328	803
Other	707	746

Deferred tax assets	46,536	41,563
Valuation allowance	(47,565)	(42,592)

Net deferred tax liability	$(1,029)	$(1,029)

     Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. The Company recorded a valuation allowance of $47.6 million. In determining the net asset subject to a valuation allowance, the Company recorded a deferred tax liability related to its indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $1.0 million after application of the valuation allowance.
     The valuation allowance increased by $4,973, $5,517, and $6,651 in 2008, 2007 and 2006, respectively.
     At December 31, 2008, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $107,541 and $62,231, respectively. The federal net operating loss carryforward will begin expiring in 2015. The state net operating loss began expiring in 2007. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $3,227, and $3,004, respectively, which begin to expire in 2018. The state research and development credits do not expire for California purposes. In addition, the Company has approximately $110 of California Manufacturers’ Investment Credits, which begin to expire in 2010.
     As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2008 and 2007 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating losses. Equity will be increased by $58 if and when such deferred tax assets are ultimately realized. The Company uses SFAS 109 ordering for purposes of determining when excess tax benefits have been realized.
     Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to an “ownership change” (as defined) that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards, and other tax attributes, that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
     The Company has not completed a study to assess whether an ownership change has occurred or whether there

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share or performance unit and per share amounts)
have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL, R&D credit carryforwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
     The results of operations for the years ended December 31, 2008, 2007 and 2006 include the net losses of the Company’s wholly-owned German subsidiary of $11, $14, and $17, respectively.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of December 31, 2008, the Company did not increase or decrease its liability for unrecognized tax benefit related to tax positions in the prior period nor did the Company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.
     The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.
     The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2008, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.
     The Company is subject to taxation in the U.S. and various states. The Company’s tax years for 2005, 2006, and 2007 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.
13. Employee Benefit Plan
     The Company provides a 401(k) Plan for all employees 21 years of age or older. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 100% of their salary through payroll deductions. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 2008, 2007, or 2006.
14. Legal Matters
     On December 1, 2008, the Company entered into a settlement with Cook Medical Incorporated for claims arising out of our employment of certain former employees of Cook. Although the Company is not currently a party to any claims, it may become party to ordinary disputes arising in the normal course of business.

(b) Financial Statement Schedule
ENDOLOGIX, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C		Column D	Column E
		Additions
		(Reductions)
	Balance at	Charges to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(a)	Period
	(In thousands)
Year ended December 31, 2008
Allowance for doubtful accounts	$100	$89	$—	$(117)	$72
Reserve for excess and obsolete inventories	$660	$318	$—	$(210)	$768
Income tax valuation allowance	$42,592	$4,973	$—	$—	$47,565
Year ended December 31, 2007
Allowance for doubtful accounts	$38	$81	$—	$(19)	$100
Reserve for excess and obsolete inventories	$79	$777	$—	$(196)	$660
Income tax valuation allowance	$37,075	$5,517	$—	$—	$42,592
Year ended December 31, 2006
Allowance for doubtful accounts	$26	$38	$—	$(26)	$38
Reserve for excess and obsolete inventories	$426	$488	$—	$(835)	$79
Income tax valuation allowance	$30,424	$6,651	$—	$—	$37,075

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, filed with the SEC on August 7, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)	Employee Stock Purchase Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-114465, filed with the SEC on April 14, 2004).

10.2(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.3(1)	License Agreement by and between Endologix and Guidant dated June 19, 1998 (Incorporated by reference to Exhibit 10.24 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on August 11, 1998).

10.4(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.5(2)	1997 Stock Option Plan assumed by Endologix pursuant to its acquisition of Radiance Medical Systems, Inc. on January 14, 1999 (Incorporated by reference to Exhibit 99.2 to Endologix Registration Statement on Form S-8, No. 333-72531, filed with the SEC on February 17, 1999).

10.6(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.6.1(2)	Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6.2(1)	Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.7(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006.

10.9	Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

10.12	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.13 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2007).

10.12.1	First Amendment to Loan and Security Agreement, dated as of July 22, 2008, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on July 28, 2008).

Exhibit
Number	Description
10.13(2)	Offer Letter, dated April 28, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 16, 2008).

10.14(2)	Severance Agreement and General Release, effective May 12, 2008, between Endologix and Paul McCormick (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on May 16, 2008).

10.15(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.16(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and Robert J. Krist (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.17(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and Stefan G. Schreck, Ph.D. (Incorporated by reference to Exhibit 10.3 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.18(2)	Employment Agreement, dated as of December 29, 2008, between Endologix and Janet Fauls (Incorporated by reference to Exhibit 10.4 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.