Form 10-K/A
period 2008-12-31
ENDOLOGIX INC /DE/
filed 2009-04-30
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
From the transition period from                      to
Commission File Number: 000-28440

ENDOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0328265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Studebaker, Irvine, California 92618
(Address of principal executive offices)
(949) 595-7200
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $72,068,232 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market for June 30, 2008, the last trading date of the Registrant’s most recently completed second fiscal quarter).
     On February 10, 2009, approximately 43,870,449 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     This Amendment No. 1 to the annual report on Form 10-K of Endologix, Inc. (“Endologix”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission, or SEC, on March 9, 2009, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 9, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our Board of Directors currently consists of seven persons. Our Board of Directors is divided into three classes serving staggered terms of three years. The Class I director, Jeffrey F. O’Donnell, is scheduled to serve until the annual meeting of stockholders in 2011. The Class II directors, Franklin D. Brown, Edward B. Diethrich, M.D. and John McDermott, are scheduled to serve until the annual meeting of stockholders in 2009. The Class III directors, Paul McCormick, Roderick de Greef and Gregory D. Waller, are scheduled to serve until the annual meeting of stockholders in 2010.
Information With Respect to Directors
     Set forth below for each of our directors is information regarding his age, business experience for the past five years, the period he has served as a director, and the directorships currently held by him in corporations whose shares are publicly registered.
Class II
(Directors continuing in office with a term expiring in 2009)
     Franklin D. Brown, 65, serves as our Chairman and has been a director since 1997, and was formerly a director of the private company Endologix, Inc., or the former Endologix, from 1997 to 2002. Following the merger with the former Endologix in May 2002, Mr. Brown was our Chief Executive Officer and Chairman until January 2003, when he was elected Executive Chairman. Mr. Brown served as our Executive Chairman until October 2004. Mr. Brown had previously served as the Chairman and Chief Executive Officer of the former Endologix from 1998 to 2002. From October 1994 until its sale in September 1997, Mr. Brown served as Chairman, President, and Chief Executive Officer of Imagyn Medical, Inc. From 1986 until the sale of the company in 1994, Mr. Brown served as President and Chief Executive Officer of Pharmacia Deltec, Inc., an ambulatory drug delivery company. Mr. Brown also serves on the Board of Directors of Interventional Spine, Inc., a private medical device company.
     Edward B. Diethrich, M.D., 73, has served on our Board of Directors since May 2002. Dr. Diethrich was a Director for the former Endologix. from 1997 until its merger with us in May 2002. Dr. Diethrich has been the Medical Director and Chief of Cardiovascular Surgery of the Arizona Heart Hospital since 1997, and has been the Director and Chief of Cardiovascular Surgery at the Arizona Heart Institute from 1971 to the present.
     John McDermott, 48, joined us in May 2008 as President and Chief Executive Officer. He has nearly 20 years of executive management, sales, marketing, and finance experience in the vascular device industry. From 2002 to 2007 he served as President of Bard Peripheral Vascular, a division of C.R. Bard, Inc., that earned several corporate awards for global sales growth, business development, income growth, and sales from new products during his tenure. He previously was President of Global Sales for C.R. Bard’s vascular surgery and endovascular businesses with responsibilities for managing a worldwide direct sales force with more than 200 representatives. Prior to that, he served for four years as President of C.R. Bard’s division IMPRA, Inc., where he was responsible for global operations, including sales, marketing, research and development, manufacturing, and finance. From 1990 to 1996, he was Chief Financial Officer and later Vice President and Chief Operating Officer of IMPRA, Inc., prior to its acquisition by C.R. Bard. He has been an active leader within the vascular community and was formerly on the board of directors of the International Society of Endovascular Specialists and the Vascular Disease Foundation.

Class III
(Directors continuing in office with a term expiring in 2010)
     Paul McCormick, 56, has served on our Board of Directors since May 2002. Mr. McCormick has more than 28 years of experience in the medical device industry. The majority of his career has been in emerging medical technologies. Mr. McCormick joined the former Endologix in January 1998, as Vice President of Sales and Marketing, served as President and Chief Operating Officer from January 2001 until January 2003, and then President and Chief Executive Officer until May 2008. Previously, he held various sales and marketing positions at Progressive Angioplasty Systems, Heart Technology, Trimedyne Inc., and U.S. Surgical Corporation and is a director at two private medical device companies, Cianna Medical and Embrella Cardiovascular.
     Roderick de Greef, 48, has served on our Board of Directors since November 2003. Mr. de Greef is the principal of Taveyanne Capital Advisors, Inc., a corporate firm providing finance consulting services. Since November 2008, Mr. de Greef has been Chairman of the board of directors of Cambridge Heart, Inc., where he was previously the Chief Financial Officer from October 2005 to July 2007. Prior to that, Mr. de Greef served as the Executive Vice President, Chief Financial Officer and Secretary of Cardiac Science, Inc. from March 2001 to September 2005. From 1995 to 2001, Mr. de Greef provided corporate finance advisory services to a number of early stage companies, including Cardiac Science, Inc., where he was instrumental in securing equity capital beginning in 1997, and advising on merger and acquisition activity. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.B.A. from the University of Oregon. Mr. de Greef also serves on the boards of BioLife Solutions, Inc., a public biotechnology company located in Owego, New York, and Elephant Talk Communications, Inc., an international communications operator based in Amsterdam, the Netherlands.
     Gregory D. Waller, 59, has served on our Board of Directors since November 2003. Mr. Waller has been Chief Financial Officer of Universal Building Products, a manufacturer of concrete construction accessories, since March 2006. Previous to that Mr. Waller had been in retirement except for board directorships. Mr. Waller served as Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., a manufacturer and marketer of consumable dental products, from August 1993 until his retirement in May 2005 and was formerly the Vice President and Treasurer of Kerr, Ormco, and Metrex. Mr. Waller joined Ormco in December 1980 as Vice President and Controller and served as Vice President of Kerr European Operations from July 1989 to August 1993. Mr. Waller has an M.B.A. with a concentration in Accounting from California State University, Fullerton. Mr. Waller also serves on the board of directors and as chairman of the audit committee of each of Clarient, Inc., Cardiogenesis Corporation, Alsius Corporation, and SenoRx, Inc., all of which are publicly traded companies.
Class I
(Director continuing in office with a term expiring in 2011)
     Jeffrey F. O’Donnell, 49, has served on our Board of Directors since June 1998. Mr. O’Donnell joined us in a management capacity in 1995, became President in January 1998 and Chief Executive Officer that June. In November 1999, Mr. O’Donnell joined PhotoMedix, Inc., a publicly traded company, as President and Chief Executive Officer and has served as a member of its board of directors since that date. From 1994 to 1995 Mr. O’Donnell held the position of President and Chief Executive Officer of Kensey Nash Corporation, a manufacturer of cardiology products. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant, and Johnson & Johnson Orthopedic. Mr. O’Donnell currently serves on the board of directors of Embrella Cardiovascular, Inc., a privately held medical device company. Mr. O’Donnell is a graduate of LaSalle University School of Business.
Executive Officers
     Our executive officers, other than Mr. McDermott whose biography is set forth above, are as follows:
     Stefan G. Schreck, Ph.D., 49, joined us in February 2004 and serves as our Vice President, Technology. Dr. Schreck has more than 20 years of experience in research and development of medical products. Prior to joining us, Dr. Schreck held increasingly more responsible research and development management positions in the medical device industry. From May 1995 to April 2000, Dr. Schreck served as Director of Research in Baxter Healthcare’s Heart Valve Division. From April 2000 to August 2002, Dr. Schreck served as Senior Director Research and Development at Edwards Lifesciences and was responsible for the development of all surgical heart valve repair and replacement products. From August 2002 to February 2004, Dr. Schreck served as President and Chief Executive Officer of MediMorph Solutions Inc., an engineering and management consulting firm for the medical device industry, that he founded.

     Robert J. Krist, 60, joined us in August 2004 and serves as our Chief Financial Officer and Secretary. Mr. Krist served as Chief Financial Officer of CardioNet, Inc. from March 2003 until May 2004. Mr. Krist previously served for three years as Chief Financial Officer of Irvine-based Datum, Inc., a technology manufacturer. Prior to that, Mr. Krist served for three years as Chief Financial Officer and Vice President, Field Operations, of Bridge Medical, Inc., a start-up pharmacy information systems company. Mr. Krist also held various management positions during his six years at McGaw, Inc., including Chief Financial Officer and President of the Central Admixture Pharmacy Services Division. Mr. Krist received a B.S. in Physics from Villanova University and an M.B.A. from the University of Southern California.
     Janet M. Fauls, 46, joined us in November 2005 as Director of Regulatory Affairs and Quality Assurance. Assuming increasing responsibilities through the present time, she is currently our Vice President, Regulatory and Clinical Affairs. Ms. Fauls has more than 20 years of experience in the medical device and biopharmaceutical industries. From 1987 to 1997, Ms. Fauls held increasingly responsible positions in Quality and Regulatory Affairs for Allergan, Inc. and Alliance Pharmaceuticals. From 1997 to 2001, Ms. Fauls served in a Regulatory Affairs management capacity at Edwards Lifesciences with primary responsibility for surgical heart valve repair and replacement products and related disposable products. From 2001 to November 2005, Ms. Fauls served as Vice President, Regulatory, Quality and Clinical Affairs for Cardiogenesis Corporation, a medical device company specializing in laser-based cardiovascular therapies. Ms. Fauls received a B.S. in Chemistry from the University of California, Santa Barbara.
     Joseph A. DeJohn, 48, joined us in July 2008 as Vice President of Sales. He has more than 20 years of sales management experience in the medical device industry, including serving 17 years at C.R. Bard. During his tenure at C.R. Bard, he held sales management positions with increasing responsibilities, serving the last six years as Vice President of Sales of the Peripheral Vascular Division. In this position, he was responsible for managing a 200-person sales organization and played a leadership role in strategic planning, budgeting, recruitment, professional development, national accounts, and customer service. Prior to that, Mr. DeJohn was Director of Sales of C.R. Bard’s Peripheral Technologies Division. Before joining C.R. Bard, Mr. DeJohn served five years with Bausch & Lomb Corporation in various sales management positions. He received a B.S. in Education from Bowling Green State University.
     Gary I. Sorsher, 44, joined us in October 2008 as Vice President, Quality, bringing 20 years of quality assurance experience. Prior to that, he served for two years as Director of Quality Engineering at Bard Peripheral Vascular, where he oversaw quality assurance operations for Bard Peripheral Vascular and Bard Biopsy Systems. Prior to that, he spent 13 years at Cordis, a Johnson & Johnson Company, holding several positions with increasing responsibility during his tenure. Among these, he served as Director of Quality Assurance, New Product Development and as the senior quality assurance representative for Cordis’ Global Commercialization Team responsible for drug eluting stents, stent delivery systems, and angioplasty products. Mr. Sorsher received an M.S. and a B.S. in Electrical Engineering from Byeloryssian Polytechnic Institute, Minsk, Belarus.
     Daniel Hawkins, 42, joined us in April 2009 as Vice President of Global Marketing. He brings more than 15 years of marketing management and business development experience in the medical device and biotechnology industries. He spent the past seven years in founder and leadership roles developing and commercializing medical devices for incubators funded by Three Arch Partners, Frazier Healthcare, Prospect Ventures, MPM Capital and Charter Ventures. He is a founder of Calibra Medical, Inc., where he co-invented the core technology and was instrumental in creating a new medical device category with a market opportunity in excess of several billion dollars annually. He also played critical roles in developing product and marketing strategies for Restore Medical, Inc. and EnteroMedics, Inc. Prior to that, he created the marketing and sales department and played critical product development roles at Intuitive Surgical, Inc. He has an M.B.A. from the Stanford Graduate School of Business and a B.S. in Economics from The Wharton School at the University of Pennsylvania.
Family Relationships
     There are no family relationships between any of our directors or executive officers.
Audit Committee and Audit Committee Financial Expert
     We have a separately designated standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee consists of Messrs. Waller, de Greef and O’Donnell. Each member of the Audit Committee qualifies as an “independent director” in compliance with the applicable rules of the SEC and the NASDAQ Listing Rules. The Board of Directors has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.

     The Audit Committee has the sole authority to appoint and, when deemed appropriate, replace our independent registered public accounting firm, and has established a policy of pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee has, among other things, the responsibility to review and approve the scope and results of the annual audit, to evaluate with the independent registered public accounting firm the performance and adequacy of our financial personnel and the adequacy and effectiveness of our systems and internal financial controls, to review and discuss with management and the independent registered public accounting firm the content of our financial statements prior to the filing of our quarterly reports on Form 10-Q and annual reports on Form 10-K, to establish procedures for receiving, retaining and investigating reports of illegal acts involving us or complaints or concerns regarding questionable accounting or auditing matters and to establish procedures for the confidential, anonymous submission by our employees of concerns or complaints regarding questionable accounting or auditing matters. The Audit Committee met five times during the year ended December 31, 2008. To ensure independence, the Audit Committee also meets separately with our independent registered public accounting firm and members of management.
Section 16(a) Beneficial Ownership Reporting Compliance
     The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their 2008 fiscal year transactions in our common stock and their common stock holdings and/or (ii) the written representations received from one or more of such persons that no other reports were required to be filed by them for the 2008 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our executive officers, Board members and greater than 10% stockholders.
Code of Ethics
     We have adopted a Code of Conduct and Ethics for our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct and Ethics is available on the “Investor Relations” page on our website at www.endologix.com, and a copy may also be obtained by any person, without charge, upon written request delivered to Endologix, Inc., Attn: Corporate Secretary, 11 Studebaker, Irvine, California 92618. We will disclose any amendment to, or waiver from, a provision of the Code of Conduct and Ethics by posting such information on our website at the above address.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
General
     This discussion and analysis of compensation arrangements with our Named Executive Officers is intended to provide context for the decisions underlying the compensation paid to our Named Executive Officers in 2008 and should be read together with the compensation tables and related disclosures set forth below.
Our Compensation Objectives
     We strive to establish compensation practices and provide compensation opportunities that attract, retain and reward our executives and strengthen the mutuality of interests between our executives and our shareholders in order to motivate them to maximize shareholder value. The primary goals of our executive compensation program are:
•	motivation of our executive officers to cause us to achieve the best possible financial and operational results;

•	attraction and retention of high quality executives who can provide effective leadership, consistency of purpose and enduring relations with relevant stockholders; and

•	alignment of long-term interests of our executive officers with those of our stockholders.

     Our executive compensation program primarily consists of a base salary, cash incentive payments upon the achievement of corporate objectives and long-term equity-based incentive awards, which historically are in the form of stock options. The equity component of our compensation program is designed to align a portion of our executive officer’s compensation with the interests of our stockholders to create long term value.
Role of Compensation Committee
     The Compensation Committee of the Board of Directors is responsible for those policies and decisions regarding the compensation and benefits for the named executive officers. The Compensation Committee consists entirely of independent directors under the NASDAQ Listing Rules, “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986 and “non-employee” directors for purposes of Rule 16b-3 under the Exchange Act.
     The Compensation Committee solicits the input of our Chief Executive Officer in determining compensation, in particular with respect to salary, cash incentive compensation and equity awards for our executive officers other than our Chief Executive Officer. While our Chief Executive Officer participates in the deliberations regarding compensation for our other Named Executive Officers, he does not participate in any deliberations regarding his own compensation. The Compensation Committee evaluates the compensation paid to our executive officers each fiscal year, analyzes achievement of our corporate objectives for purposes of determining incentive compensation. The Compensation Committee’s charter authorizes the Compensation Committee to review and approve the compensation arrangements for each of our executive officers. However, in 2008, the Compensation Committee approved and recommended the 2008 base salaries, the 2008 bonus plan, the bonus payment under our 2007 bonus plan and the equity awards to be granted to Messrs. McCormick, Krist and Schreck and Ms. Fauls for final approval by the Board of Directors. In addition, the Compensation Committee administers our equity compensation plans with respect to option grants and stock issuances made thereunder to officers and other key employees.
     In making decisions about total compensation to each executive officer, the Compensation Committee considers our performance against internal plans and our market in general. The Compensation Committee has periodically engaged outside consultants in the past to conduct compensation surveys, although it did not do so in 2008. The Compensation Committee makes a subjective determination regarding total compensation packages for our executive officers based on informal surveys of similar positions in the medical device industry and their own experience. Additionally, the Compensation Committee evaluates the relativity of compensation among our executive officers with a view to ensure that differences properly reflect differences in title, job responsibilities and performance.
Compensation Components
     Our executive compensation consists of the following components:
Base Salary
     Base salary is a fixed component of compensation, and is reviewed annually. The goal is to provide our executives with a stable, market-competitive base of income that is commensurate with an executive’s skills, experience and contributions to the company. The Compensation Committee generally reviews base salaries at the beginning of each calendar year and recommends to the Board of Directors any changes in salaries based on market data, significant changes in responsibilities during the prior calendar year and individual performance. The Compensation Committee generally makes its recommendations on the basis of its understanding of the salary levels in effect for similar positions within the medical device industry. However, the Compensation Committee does not benchmark base salaries against those of any other company.
     In 2008, the Compensation Committee approved an increase of 4.1% for the base salaries of Messrs. McCormick, Krist and Schreck at the beginning of the year, which was established in part by the increase in cost of living. Ms. Fauls was promoted to her current position of Vice President, Regulatory, Quality and Clinical Affairs in November 2007. As a result, Ms. Fauls’ salary was evaluated in July 2008 and was increased by 12.1% effective August 1, 2008. Mr. McDermott was hired as our Chief Executive Officer in May 2008 and Mr. DeJohn was hired as our Vice President, Sales in July 2008. Mr. McDermott’s base salary was determined primarily from the Compensation Committee’s review of base salaries for other comparable medical device companies as well as the base salary of Paul McCormick, our former Chief Executive Officer. Mr. DeJohn’s base salary was recommended by Mr. McDermott based on informal market analysis and approved by the Compensation Committee without change.

Incentive Bonus
     It is the Compensation Committee’s objective to have a substantial portion of each executive officer’s compensation contingent upon the achievement of corporate objectives. At the beginning of each year, our Chief Executive Officer recommends corporate objectives to the Compensation Committee to be used in the bonus plan. The Compensation Committee reviews the objectives with the Chief Executive Officer and then recommends the objectives to the Board of Directors. In 2008, both the Chief Executive Officer’s and Compensation Committee’s recommendations as to the corporate objectives were approved without change. In 2008, each of our Named Executive Officers was eligible to receive a cash bonus up to a percentage of their base salary as follows:

Named Executive	Target Bonus
Officer	Percentage	Target Bonus
John McDermott(1)	50%	$180,000
Robert Krist	30%	$71,042
Stefan Schreck	30%	$71,042
Janet Fauls	30%	$55,000
Joseph DeJohn(2)	35%	$91,000
Paul McCormick(3)	35%	$122,500

(1)	Mr. McDermott was appointed our President and Chief Executive Officer effective May 12, 2008.

(2)	Mr. DeJohn was appointed our Vice President, Sales, effective July 17, 2008.

(3)	Mr. McCormick resigned as our President and Chief Executive Officer effective May 12, 2008. Mr. McCormick continues to serve on our Board of Directors.
     The target bonus amounts are recommended by the Compensation Committee at the beginning of each year and are based primarily on the Compensation Committee’s understanding of the compensation arrangements for similar positions in the medical device industry. However, the Compensation Committee does not benchmark the short-term incentive compensation against other companies nor does it target a specific mix between short-term incentive compensation and base salary. At the end of the year, our Chief Executive Officer evaluates the achievement of the corporate objectives and then recommends an incentive payment for each of the executive officers to the Compensation Committee, which in turn, makes a recommendation to the Board of Directors. In 2008, the corporate objectives on which our executive compensation was based, and their achievement, were as follows:

Objective	Weight*	Achievement
Between $41 and $43 million revenue	60%	—
Between $39 and $41 million revenue	50%	—
Between $38 and $39 million revenue	45%	—
Between $37 and $38 million revenue	40%	40%
Between $36 and $37 million revenue	35%	—
Cash Flow Breakeven in Fourth Quarter	35%	—
Cash Flow Breakeven in Third Quarter	45%	—
Cash Trough no lower than $5 million	15%	15%

*	In no event would the achievement of the objectives exceed 100%.
     In establishing the corporate objectives, the Compensation Committee believed that each of the objectives would be challenging to achieve. Based on operating results in 2008, the Compensation Committee determined that the objectives were achieved at a 55% level. As a result, each of our Named Executive Officers received a bonus amount equal to 55% of his or her target bonus. In the case of Messrs. McDermott and DeJohn, their bonus amount was prorated for the number of months they were employed by us in 2008. In 2008, the Chief Executive Officer’s recommendations as to achievement of the objections were approved without change.
Long-Term Incentives
     Our 2006 Stock Incentive Plan provides for the equity awards to qualified employees and officers. Equity awards, which may include stock options and restricted stock awards, are provided to our executive officers in order to align the interests of our executive officers with those of our stockholders and provide each individual with a significant incentive to manage our company from the perspective of an owner with an equity stake in the business.

     The number of shares subject to each option grant is based upon the officer’s tenure, level of responsibility and relative position in our company. We have established general guidelines for making option grants to the executive officers in an attempt to target a fixed number of unvested option shares based upon the individual’s position with us and his or her existing holdings of unvested options. However, we do not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer as we feel the circumstances warrant. Each stock option allows the officer to acquire shares of our common stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to ten years from the date of grant). Generally, each option vests in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our employ and the market price of our common stock appreciates over the option term. Stock option awards are intended to retain executives by providing a compelling incentive for the participating executives to remain with us.
     Although we historically grant options to our Named Executive Officers in May of each year, we granted stock options to Messrs. Krist and Schreck and Ms. Fauls in January as part of their incentive compensation. In connection with Mr. McDermott’s hiring as Chief Executive Officer, he was granted 500,000 options to purchase shares of common stock and 500,000 shares of restricted stock. Although we have not historically made restricted stock grants to our named executive officers, the Compensation Committee determined that such a grant was appropriate to ensure we were able to obtain Mr. McDermott’s services and because Mr. McDermott did not have a pre-existing equity ownership interest in our company.
     In any given year, the Compensation Committee may elect to grant stock options or other stock incentive awards, such as restricted stock or restricted stock units, depending on the Compensation Committee’s assessment of our performance, business conditions, strategic goals and plans, and executive retention risk.
Other Benefits
     We have a 401(k) plan for the benefit of all of our eligible employees, including the Named Executive Officers. Employees eligible to participate in our 401(k) plan will be those employees who have attained the age of 21. Employees may elect to defer their compensation up to the statutorily prescribed limit. An employee’s interests in his or her deferrals will be 100% vested when contributed. We do not provide for matching contributions under the 401(k) plan. Contributions to the 401(k) plan and earnings on those contributions will not be taxable to the employees until distributed from the 401(k) plan.
     Eligible employees, including our Named Executive Officers, are also entitled to participate in our 2006 Employee Stock Purchase Plan. Employees are eligible if they are employed by us, or any participating subsidiary, for at least 20 hours per week and more than five months in any calendar year. Shares are offered pursuant to the Employee Stock Purchase Plan in six-month periods commencing on the first trading day on or after January and July of each year, or on such other date as the administrator may determine. Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month purchase period. The purchase price of the shares will be the lower of 85% of the fair market value of our common stock on the purchase date or the beginning of the offering period.
     We also provide health, dental, vision and life insurance and other customary employee assistance plans to all full-time employees, including the Named Executive Officers.
Accounting and Tax Consequences
     Effective January 1, 2006, we adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS 123(R). Under SFAS 123(R), we are required to estimate and record an expense for each award of equity compensation, including stock options, over the vesting period of the award.
     Section 162(m) of the Internal Revenue Code limits the amount that we may deduct for compensation paid to our Chief Executive Officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based compensation.” In the past, annual cash compensation to our executive officers has not exceeded $1,000,000 per person, so the compensation has been deductible. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000.

Compensation Committee Interlocks and Insider Participation
     The Compensation Committee currently is comprised of Roderick de Greef, Edward B. Diethrich, M.D. and Jeffrey O’Donnell. No member of the Compensation Committee during fiscal year 2008 served as an officer, former officer or employee of us or any of our subsidiaries. During fiscal year 2008, no executive officer served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of our Board of Directors or Compensation Committee, and no executive officer served as a member of the board of directors of any other entity, one of whose executive officers served as a member of our Compensation Committee.
Compensation Committee Report
     The Compensation Committee of the Board has reviewed and discussed with management the information provided under the heading “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A required by Item 402(b) or Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that this Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.
The Compensation Committee
Roderick de Greef
Edward B. Diethrich, M.D.
Jeffrey O’Donnell
     The material in this report is not “soliciting material” and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Endologix under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Summary Compensation Table
     The following table sets forth summary compensation information for the fiscal years ended December 31, 2008, 2007 and 2006 for our principal executive officer, our principal financial officer and each of our executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000, who we refer to as our Named Executive Officers.

			Stock	Option	Non-Equity	All Other
Name and Principal			Awards	Awards	Incentive Plan	Compensation	Total
Position	Year	Salary ($)	($)(1)	($)(2)	Compensation ($)	($)(6)	($)
John McDermott,	2008	$230,538	$166,251	$112,465	$66,000	$99,167	$674,421
President and Chief	2007	—	—	—	—	—	—
Executive Officer (3)	2006	—	—	—	—	—	—

Paul McCormick,	2008	$132,533	—	$204,546	$46,297	$218,915	$602,291
President and Chief	2007	$350,000	—	$229,894	$98,000	—	$677,894
Executive Officer (4)	2006	$325,000	—	$200.285	$76,781	—	$602,066

Robert J. Krist,	2008	$236,808	—	$138,829	$39,073	—	$414,710
Chief Financial	2007	$227,700	—	$114,084	$54,648	—	$396,432
Officer and Secretary	2006	$207,000	—	$121,424	$53,872	—	$382,296

Stefan G. Schreck,	2008	$236,808	—	$141,295	$39,073	—	$417,176
Vice President,	2007	$227,700	—	$125,168	$54,648	—	$407,516
Technology	2006	$194,000	—	$149,645	$41,526	—	$385,171

Janet Fauls,	2008	$173,333	—	$58,994	$30,525	—	$262,852
Vice President,	2007	$144,896	—	$18,560	$21,877	—	$185,333
Regulatory, Quality and Clinical Affairs	2006	$125,000	—	$12,629	$15,938	—	$153,566

Joseph A. DeJohn,	2008	$119,167	$6,719	$12,731	$25,025	—	$163,642
Vice President,	2007	—	—	—	—	—	—
Sales (5)	2006	—	—	—	—	—	—

(1)	These amounts do not correspond to the actual value that will be recognized by the executive officer. Rather, they represent the accounting expense we recognized during the year for the restricted stock awards then held by the officer, whether granted in that year or in prior years, calculated in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, or FAS 123R. The amounts were determined by multiplying the number of shares being expensed by the closing price of a share of our common stock on the award’s date of grant, allocated over the service period of the award. There were no estimated forfeitures for restricted stock. For both Mr. McDermott and Mr. DeJohn, the expense is recognized over a two year service period.

(2)	Represents the proportionate amount of the total fair value of option awards recognized by us as an expense for financial accounting purposes. The fair values of these awards and the amounts expensed were determined in accordance with FAS 123R. The awards for which expense is shown in this table include the awards made in the applicable year as well as awards granted in previous years for which we continued to recognize expense in such year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used to calculate the FAS 123R fair value of option awards are disclosed in Note 10 to our consolidated financial statements in included in our Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the executive officer.

(3)	Mr. McDermott was appointed our President and Chief Executive Officer effective May 12, 2008.

(4)	Mr. McCormick resigned as our President and Chief Executive Officer effective May 12, 2008. Mr. McCormick continues to serve on our Board of Directors.

(5)	Mr. DeJohn was appointed our Vice President, Sales, effective July 17, 2008.

(6)	The amounts shown below are reported in this column: Mr. McDermott was paid $99,167 in relocation expenses; and Mr. McCormick received $182,000 in severance pay and $36,915 in vacation accrual payout pursuant to the separation agreement with us, effective May 12, 2008.
Grants of Plan-Based Awards
     The following table summarizes grants of awards pursuant to plans made to our Named Executive Officers during the year ended December 31, 2008.

					All Other	All Other
					Option	Stock
					Awards:	Awards:	Exercise	Grant
					Number of	Number	or	Date Fair
		Estimated Future Payouts Under Non-			Securities	of Shares	Base Price	Value of
		Equity Incentive Plan Awards (1)			Underlying	of Stock	of Option	Option
	Grant	Threshold	Target	Maximum	Options	or Units	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($ / Sh)	($ / Sh)(2)
John McDermott	5/12/2008	$60,000	$120,000	$120,000	500,000	—	$2.67	$2.67
	5/12/2008	—	—	—	—	500,000	$0.01	$2.67

Paul McCormick	—	$0	$122,500	$122,500	—	—	—	—

Robert J. Krist	2/12/2008	$0	$71,042	$71,042	60,000	—	$2.88	$2.88

Stefan G. Schreck	2/12/2008	$0	$71,042	$71,042	60,000	—	$2.88	$2.88

Janet Fauls	2/12/2008	$0	$55,500	$55,500	35,000	—	$2.88	$2.88

Joseph A. DeJohn	7/17/2008	$0	$45,500	$45,500	100,000	—	$2.16	$2.16
	7/17/2008	—	—	—	—	25,000	$0.01	$2.16

(1)	The amounts reported in this column represent the range of potential awards under the threshold, target, and maximum performance objectives established by the Compensation Committee in February 2008 or upon hire in the case of Messrs. McDermott and DeJohn and represents their prorated maximum.

(2)	Stock option awards are typically issued equal to fair market value at time of issuance.

Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes outstanding equity awards held by our Named Executive Officers as of December 31, 2008.

	Option Awards				Stock Awards
								Equity
							Equity	Incentive
							Incentive	Plan
							Plan	Awards;
						Market	Awards;	Market or
	Number of	Number of			Number of	Value of	Number of	Payout Value
	Securities	Securities			Shares or	Shares or	Unearned	of Unearned
	Underlying	Underlying			Units of	Units of	Shares, Units	Shares, Units
	Unexercised	Unexercised	Option		Stock That	Stock That	or Other	or Other
	Options	Options	Exercise	Option	Have Not	Have Not	Rights That	Rights That
	(#)(1)	(#)(1)	Price	Expiration	Vested	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable	($)	Date (2)	(#)(3)	($)(3)	Vested (#)	Vested (#)
John McDermott(3)	0	500,000	$2.67	05/12/2018	500,000	1,335,000

Robert J. Krist	100,000	0	$5.55	8/18/2014
	17,508	1,592	$5.81	4/4/2015
	19,375	10,625	$3.40	5/23/2016
	14,646	22,354	$4.32	5/22/2017
	0	60,000	$2.88	2/12/2018

Stefan G. Schreck	50,000	0	$6.00	2/26/2014
	25,000	0	$4.70	6/17/2014
	42,533	3,867	$5.81	4/4/2015
	14,583	5,417	$7.12	1/17/2016
	19,375	10,625	$3.40	5/23/2016
	9,896	15,104	$4.32	5/22/2017
	0	60,000	$2.88	2/12/2018

Janet Fauls	11,563	3,437	$5.25	11/7/2015
	6,458	3,542	$3.40	5/23/2016
	3,167	4,833	$4.32	5/22/2017
	13,542	36,458	$2.87	11/16/2017
	0	35,000	$2.88	2/12/2018

Joseph A. DeJohn(3)	0	100,000	$2.16	7/17/2018	25,000	54,000

(1)	Each option vests 25% upon the first anniversary of the grant date and then in equal monthly installments over the next three years. Options are fully vested upon the fourth anniversary of the grant date. In addition, the vesting of these options may fully accelerate upon a change in control pursuant to written agreements entered into with each of our Named Executive Officers.

(2)	Options expire ten years from the grant date.

(3)	Each restricted stock award vests after two years of continuous service and has an exercise price of $0.01 per share. The vesting of these options may fully accelerate upon a change in control pursuant to written agreements entered into with each of our Named Executive Officers.

Option Exercises and Stock Vested
     There were no option exercises or shares of restricted stock vested by any of our Named Executive Officers during the year ended December 31, 2008.
Severance and Change-in-Control Arrangements for Executive Officers
     We have entered into agreements with each of our Named Executive Officers which provide that if we terminate the executive officer’s employment without cause or he or she resigns for good reason, each executive officer, other than Mr. McDermott, is entitled to the following compensation: (i) the portion of his or her then current base salary which has accrued through the date of termination, (ii) any payments for unused vacation and reimbursement expenses, which are due, accrued or payable, (iii) a severance payment in an amount equal to six-months of the executive’s then current base salary, (iv) to the extent not already vested, all of executive’s options to purchase shares of our common stock and restricted stock will vest by an additional six months, (v) a prorated payment equal to the target bonus amount for which executive would be eligible for the year in which such termination or resignation occurred and (vi) continuation of certain insurance benefits for six months. With respect to Mr. McDermott, if we terminate his employment with us without cause or he resigns for good reason, he is entitled to the following compensation: (i) the portion of his then current base salary which has accrued through the date of termination, (ii) any payments for unused vacation and reimbursement expenses, which are due, accrued or payable, (iii) a severance payment in an amount equal to 12-months of his then current base salary, (iv) to the extent not already vested, all of his options to purchase shares of our common stock and restricted stock will fully vest and become immediately exercisable, (v) a prorated payment equal to the target bonus amount for which he would be eligible for the year in which such termination or resignation occurred and (vi) continuation of certain insurance benefits for 12 months.
     In the event the executive officer, including Mr. McDermott, is terminated or resigns for good reason, in connection with a change in control, the executive officer is entitled to the following compensation: (i) the portion of his or her then current base salary which has accrued through the date of termination, (ii) any payments for unused vacation and reimbursement expenses, which are due, accrued or payable, (iii) a severance payment in an amount equal to 12 months of the executive’s then current base salary, (iv) to the extent not already vested, all of executive’s options to purchase shares of our common stock and restricted stock will accelerate and automatically vest, (v) a prorated payment equal to the target bonus amount for which executive would be eligible for the year in which such termination or resignation occurred and (vi) continuation of certain insurance benefits for 12 months.
     On May 12, 2008, we entered into a Severance Agreement and General Release with Mr. McCormick, our former President and Chief Executive Officer, in connection with his resignation, pursuant to which he received (i) continued payments of his base salary for six months after the termination of his employment, (ii) continued health insurance coverage for six months after the termination of his employment and (iii) a pro-rated bonus equal to $46,297. In addition, Mr. McCormick’s outstanding options will continue to vest so long as he continues to serve on our Board of Directors.
Potential Payments Upon Termination or Change in Control
     The following table summarizes the amounts that would become payable to each of our Named Executive Officers, other than Mr. McCormick, pursuant to the change in control agreements described above.

		Before Change in	After Change in
		Control	Control
		Termination	Termination
		without Cause or for	without Cause or
Name	Benefit	Good Reason	for Good Reason
Robert J. Krist	Severance Pay (1)	$121,500	$243,000
	Bonus Pay (2)	$36,450	$72,900
	Stock option vesting acceleration (3)	29,967	94,571
	Continuation of Benefits(4)	$2,629	$5,258

Janet Fauls	Severance Pay (1)	$102,500	$205,000
	Bonus Pay (2)	$30,750	$61,500
	Stock option vesting acceleration (3)	22,042	83,270
	Continuation of Benefits (4)	$8,275	$16,549

		Before Change in	After Change in
		Control	Control
		Termination	Termination
		without Cause or for	without Cause or
Name	Benefit	Good Reason	for Good Reason
Stefan G. Schreck	Severance Pay (1)	$121,500	$243,000
	Bonus Pay (2)	$36,450	$72,900
	Stock option vesting acceleration (3)	33,242	95,013
	Continuation of Benefits(4)	$8,275	$16,549

Joseph A. DeJohn	Severance Pay (1)	$130,000	$260,000
	Bonus Pay (2)	$45,500	$91,000
	Stock option vesting acceleration (3)	—	125,000
	Continuation of Benefits(4)	$8,275	$16,549

(1)	“Before Change in Control” the executive is entitled to his or her base salary for six months. “After Change in Control” the executive is entitled to his or her base salary for 12 months.

(2)	“Before Change in Control” six month potential bonus amount shown, assuming 100% target was met, but would be prorated equal to the target bonus amount for which he or she would be entitled for the year of termination. “After Change in Control” 12 month potential bonus amount shown, assuming 100% target was met, but would be prorated equal to the target bonus amount for which he or she would be entitled for the year of termination.

(3)	“Before Change in Control” shares represent all stock options that would have vested in the six months following December 31, 2008, as they will vest immediately. “After Change in Control” shares represents all stock options as of December 31, 2008, as they will all vest immediately.

(4)	“Before Change in Control” represents continuation of benefits through COBRA payments for six months. “After Change in Control” represents continuation of benefits through COBRA payments for 12 months.
     The following table summarizes the amounts that would become payable to Mr. McDermott, pursuant to the change in control agreement described above.

		Termination
		without Cause or for
Name	Benefit	Good Reason
John McDermott	Severance Pay (1)	$360,000
	Bonus Pay (2)	$180,000
	Stock option vesting acceleration (3)	1,000,000
	Continuation of Benefits(4)	$16,549

(1)	Mr. McDermott is entitled to his base salary for 12 months.

(2)	Represents 12 month potential bonus amount, assuming 100% target was met, but would be prorated equal to the target bonus amount for which he would be entitled for the year of termination.

(3)	Represents all stock options as of December 31, 2008, as they will all vest immediately.

(4)	Represents continuation of benefits through COBRA payments for 12 months.
COMPENSATION OF DIRECTORS
     Non-employee directors each receive a fee of $1,500 per quarter, $2,000 for each Board meeting attended in person and reimbursement for certain travel expenses and other out-of-pocket costs. Members of Board committees, other than the Audit Committee, each receive an additional fee of $500 for each committee meeting attended. Additionally, each member of the Audit Committee is entitled to a fee of $1,000 per meeting attended and the chairman of the Audit Committee is entitled to an additional quarterly retainer of $1,500. The chairman of the Compensation Committee is entitled to an additional quarterly retainer of $1,000. In addition, each individual who first becomes a non-employee Board member, whether elected by the stockholders or appointed by the Board, automatically will be granted, at the time of such initial election or appointment, an option to purchase 50,000 shares of common stock at the fair market value per share of common stock on the grant date, which vests in three equal annual installments.
     On the date of each annual meeting of stockholders, each individual who is to continue to serve as a non-employee Board member after the annual meeting will receive an additional option grant to purchase 40,000 shares of common stock, other than the Chairman of the Board who receives an option grant to purchase up to 50,000 shares of common stock, which vests upon the completion of one year of Board service.
Director Compensation Paid for the 2008 Fiscal Year
     The following table summarizes the compensation paid to each of our directors during the fiscal year ended December 31, 2008.

	Fees Earned or		All Other
	Paid in Cash	Option Awards	Compensation	Total
Name	($) (1)	($) (2)	($) (3)	($)

Franklin D. Brown	—	$96,187	$118,750	$214,937
Roderick de Greef	$23,000	$54,934	—	$77,934
Edward B. Diethrich	$9,500	$54,934	—	$64,434
Paul McCormick	$6,250	$122,728	—	$129,077
Jeffrey F. O’Donnell	$12,500	$54,934	—	$67,434
Gregory D. Waller	$25,000	$54,934	—	$79,934

(1)	Represents the proportionate amount of the total fair value of option awards recognized by us as an expense for financial accounting purposes. The fair values of these awards and the amounts expensed were determined in accordance with FAS 123R. The awards for which expense is shown in this table include the awards made in the applicable year as well as awards granted in previous years for which we continued to recognize expense in such year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used to calculate the FAS 123R fair value of option awards are disclosed in Note 10 to our consolidated financial statements in included in our Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the director.

(2)	Represents amounts that we recognized as compensation expense in our financial statements for 2008 as determined under FAS 123R, excluding the effect of the forfeiture estimate. The amounts are the expense for options granted in 2008 and prior years.

(3)	Represents compensation for Mr. Brown providing consulting services during 2008.
     The following table sets forth the number of shares underlying outstanding stock options (vested and unvested) held by each of our directors as of the end of the 2008 fiscal year. Our directors did not hold any unvested shares of restricted stock as of the end of the 2008 fiscal year.

Shares underlying
options at fiscal year
Director	end

Franklin D. Brown	292,500
Roderick de Greef	145,000
Edward B. Diethrich	120,000
Paul McCormick	540,000
Jeffrey F. O’Donnell	145,417
Gregory D. Waller	145,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information known to us regarding the ownership of our common stock as of April 24, 2009 by: (i) each stockholder known to us to be a beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all current directors and officers as a group.

	Number of Shares	Percentage of
	Beneficially Owned	Outstanding Shares
Name and Address (1)	(2)	(3)
Federated Investors, Inc. (4)	9,999,306	22.8%
Elliott Associates (5)	5,984,656	13.6%
Franklin D. Brown (6)	544,700	1.2%
Roderick de Greef (7)	145,000	*
Edward B. Diethrich, M.D. (8)	673,775	1.5%
Paul McCormick (9)	927,938	2.1%
Jeffrey F. O’Donnell (10)	160,417	*
Gregory D. Waller (11)	145,000	*
John McDermott (12)	656,379	1.5%
Robert J. Krist (13)	408,517	*
Joseph A. DeJohn	56,500	*
Janet M. Fauls (14)	60,850	*
Stefan G. Schreck, PhD. (15)	267,388	*
All directors and officers as a group (13 persons) (16)	4,071,464	8.9%

*	Represents beneficial ownership of less than 1%

(1)	Unless otherwise indicated, the business address of each holder is: c/o Endologix, Inc., 11 Studebaker, Irvine, CA 92618.

(2)	The number of shares of common stock beneficially owned includes any shares issuable pursuant to stock options that are currently exercisable or may be exercised within 60 days after April 24, 2009. Shares issuable pursuant to such options are deemed outstanding for computing the ownership percentage of the person holding such options but are not deemed to be outstanding for computing the ownership percentage of any other person.

(3)	Applicable percentages are based on 43,895,449 shares outstanding on April 24, 2009, plus the number of shares such stockholder can acquire within 60 days after April 24, 2009.

(4)	Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2009. The address of Federated Investors, Inc. is Federated Investors Tower, 5800 Corporate Drive, Pittsburgh, Pennsylvania 15222.

(5)	Based on information contained in a Schedule 13D/A filed with the Securities and Exchange Commission on October 14, 2008. The address of Elliott Associates, L.P. is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(6)	Includes 280,000 shares subject to options exercisable within 60 days after April 24, 2009 and 214,700 shares held in a family trust.

(7)	Includes 145,000 shares subject to options exercisable within 60 days after April 24, 2009.

(8)	Includes 523,775 shares held by T&L Investments L.P. Dr. and Mrs. Edward B. Diethrich hold a total of 98% of the voting and dispositive power over the shares through a 98% ownership of the capital stock of EBDFam, Inc., the general partner in T&L Investments L.P. Also includes 30,000 shares held in a family trust and 120,000 shares subject to options exercisable within 60 days after April 24, 2009.

(9)	Includes 421,250 shares subject to options exercisable within 60 days after April 24, 2009. Mr. McCormick resigned as our President and Chief Executive Officer effective May 12, 2008. Mr. McCormick continues to serve on our Board of Directors.

(10)	Includes 145,417 shares subject to options exercisable within 60 days after April 24, 2009.

(11)	Includes 145,000 shares subject to options exercisable within 60 days after April 24, 2009.

(12)	Includes 135,415 shares subject to options exercisable within 60 days after April 24, 2009.

(13)	Includes 181,496 shares subject to options exercisable within 60 days after April 24, 2009.

(14)	Includes 56,772 shares subject to options exercisable within 60 days after April 24, 2009.

(15)	Includes 194,629 shares subject to options exercisable within 60 days after April 24, 2009.

(16)	Includes 1,824,979 shares subject to options exercisable within 60 days after April 24, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
     We have not entered into a transaction with any related person since the beginning of our 2008 fiscal year.
     The Audit Committee is responsible for reviewing and approving any proposed transaction with any related person. Currently, this review and approval requirement applies to any transaction to which we will be a party, in which the amount involved exceeds $120,000, and in which any of the following persons will have a direct or indirect material interest: (a) any of our directors or executive officers, (b) any nominee for election as a director, (c) any security holder who is known to us to own of record or beneficially more than five percent of any class of our voting securities, or (d) any member of the immediate family (as defined in Regulation S-K, Item 404) of any of the persons described in the foregoing clauses (a)-(c). In the event that management becomes aware of any related person transaction, management will present information regarding such transaction to the Audit Committee for review and approval.
Director Independence
     Our securities are listed on The NASDAQ Global Market and are governed by its listing standards. Our Board of Directors has determined that all of the members of our Board of Directors, other than Messrs. McDermott and McCormick, are “independent” as defined in the NASDAQ Listing Rules. Our Board of Directors has determined that no member has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. The independence of each director is reviewed periodically to ensure that, at all times, at least a majority of our directors are independent.
     The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. Each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively, meets the independence standards set forth in the NASDAQ Listing Rules.
Item 14. Principal Accounting Fees and Services Audit Fees
     The following table sets forth the aggregate fees billed to us by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2007 and December 31, 2008:

	December 31,	December 31,
	2007	2008
Audit Fees (1)	$500,410	$488,000
Audit-Related Fees
Tax Fees
All Other Fees	—	—

Total	$500,410	$488,000

(1)	Includes fees for professional services rendered for the audit of our annual financial statements, the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control, reviews of the financial statements included in quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with our statutory and regulatory filings.
Pre-Approval Policy for Non-Audit Services
     The Audit Committee reviews and pre-approves all non-audit services to be performed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, subject to certain limited exceptions. Such pre-approval is on a project by project basis. During 2008, PricewaterhouseCoopers LLP did not provide us with any non-audit services.

PART IV
Item 15: Exhibits and Financial Statement Schedules.
     (3) Exhibits
     See Exhibit Index

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2009.

By:	/s/ John McDermott
John McDermott
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.