Form 10-Q
period 2009-03-31
ENDOLOGIX INC /DE/
filed 2009-05-08
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 5, 2009, there were 43,895,449 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
March 31, 2009

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,847	$7,611
Restricted cash equivalents	500	500
Accounts receivable, net of allowance for doubtful accounts of $76 and $72, respectively	7,283	6,371
Other receivables	34	3
Inventories	7,393	7,099
Other current assets	425	443

Total current assets	22,482	22,027

Property and equipment, net	2,770	2,993
Goodwill	4,631	4,631
Intangibles, net	7,157	7,508
Other assets	97	104

Total assets	$37,137	$37,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,752	$5,401
Short-term portion of debt	1,000	750

Total current liabilities	6,752	6,151

Long term debt	4,000	4,250
Other long term liabilities	1,029	1,045

Long term liabilities	5,029	5,295

Total liabilities	11,781	11,446

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 44,365,000 and 44,365,000 shares issued, respectively, and 43,870,000 and 43,870,000 shares outstanding, respectively	44	44

Additional paid-in capital	170,989	170,239
Accumulated deficit	(144,908)	(143,730)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	(108)	(75)

Total stockholders’ equity	25,356	25,817

Total liabilities and stockholders’ equity	$37,137	$37,263

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Product	$11,834	$8,317
License	—	12

Total revenue	11,834	8,329
Cost of product revenue	2,905	2,531

Gross profit	8,929	5,798

Operating expenses:
Research, development and clinical	1,355	1,498
Marketing and sales	6,622	5,800
General and administrative	2,068	2,272

Total operating expenses	10,045	9,570

Loss from operations	(1,116)	(3,772)

Other income:
Interest income, net	12	80
Interest expense, net	(62)	—
Other income (expense)	(11)	—

Total other income (expense)	(61)	80

Net loss	$(1,177)	$(3,692)

Basic and diluted net loss per share	$(0.03)	$(0.09)

Shares used in computing basic and diluted net loss per share	43,345	42,953

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,177)	$(3,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	623
Stock-based compensation	742	568
Change in:
Accounts receivable	(912)	(258)
Inventories	(278)	595
Other receivables and other assets	(6)	298
Accounts payable and accrued expenses	335	402

Net cash used in operating activities	(639)	(1,464)

Cash flows provided by investing activities:
Cash paid for property and equipment	(92)	(60)

Net cash used in investing activities	(92)	(60)

Effect of exchange rate changes on cash and cash equivalents	(33)	106

Net decrease in cash and cash equivalents	(764)	(1,418)
Cash and cash equivalents, beginning of period	7,611	8,728

Cash and cash equivalents, end of period	$6,847	$7,310

Supplemental Disclosure of Cash Flow Activities:
Cash paid during the year for interest	$62	$—

See accompanying notes

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three month period ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     For the three months ended March 31, 2009, the Company incurred a net loss of $1,177. As of March 31, 2009, the Company had an accumulated deficit of $144,908. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations.
     At March 31, 2009, we had cash and cash equivalents of $6,847. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under its credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months. If the Company does not realize expected revenue and gross profit margin levels, or if it is unable to manage its operating expenses in line with revenues, or if it cannot maintain its days sales outstanding accounts receivable level, it may require additional financing to fund its operations.
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

     Expense recorded pursuant to FAS 123R during the three months ended March 31, 2009 and 2008 was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
General and Administrative	$385	$205
Marketing and Sales	238	227
Research, Development, and Clinical	81	59
Cost of Sales	38	79

Total	$742	$570

     In addition, the Company had $85 of stock based compensation capitalized into inventory as of March 31, 2009, and $78 of stock based compensation capitalized into inventory as of December 31, 2008.
     During the three months ended March 31, 2009, the Company granted no shares of restricted stock. The Company recognizes the expense associated with the issuance of restricted stock ratably over the requisite service period. Included in the table above is $173 of stock based compensation expense recognized during the three months ended March 31, 2009, related to restricted stock granted in 2008.
     Under the 2004 Performance Compensation Plan, or the Performance Plan, Performance Units were granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date, or the Base Value. The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three month periods ended March 31, 2009 and 2008, respectively. The total accrued compensation expense as of March 31, 2009 and December 31, 2008 was $0 and there were an aggregate of 110 Performance Units outstanding. The Company recorded no change in expense for the three months ended March 31, 2009, and an expense totaling $18 for the three months ended March 31, 2008, in accordance with FIN 28. During the three months ended March 31, 2009, no Performance Units expired. If incurred, the expense is included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing market price of the Company’s common stock and the Base Value as compensation expense each period until exercised unless the base value exceeds the twenty day average closing market price, in which case no compensation cost is accrued.
3. Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three months ended March 31, 2009 and the three months ended March 31, 2008 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.
     If anti-dilutive stock options were included for the three months ended March 31, 2009 and 2008, the number of shares used to compute diluted net loss per share would have been increased by approximately 4,823 and 3,935 shares, respectively. Of these amounts, 4,574 shares and 3,879 shares had an exercise price above the average closing price for the three months ended March 31, 2009 and 2008, respectively.
4. Restricted Cash Equivalents
     The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At March 31, 2009, the Company had pledged all of its cash equivalents held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in cash and cash equivalents with the bank.

5. Inventories
     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$2,468	$2,467
Work-in-process	2,162	2,058
Finished goods	3,110	3,342

	7,740	7,867
Less reserve for excess and obsolescence	(347)	(768)

	$7,393	$7,099

6. Long Term Liabilities
     Long term liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
Term loan	$3,000	$3,000
Line of credit facility	2,000	2,000
Deferred tax	1,029	1,029
Deferred rent	—	16

Total long-term liabilities	6,029	6,045
Current portion of long-term debt	(1,000)	(750)

Long-term portion	$5,029	$5,295

     On February 21, 2007, the Company entered into a revolving credit facility with Silicon Valley Bank whereby the Company may borrow up to $5.0 million under a revolving line of credit. All outstanding amounts under the revolving line of credit bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line of credit, as determined by the bank. The credit facility is collateralized by all of the Company’s assets with the exception of its intellectual property. All amounts owing under the revolving line of credit become due and payable in July 2010. In September, 2008, the Company drew down $2.0 million. As of March 31, 2009, the Company had $2.0 million in outstanding borrowings under the revolving line of credit.
     In July 2008, the Company entered into an amendment to the credit facility which added a term loan whereby the Company may borrow up to $3.0 million. In September 2008, the Company drew $3.0 million on the term loan, all of which was outstanding at March 31, 2009. The term loan requires interest only payments at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis through March 31, 2009. The term loan principal is due in 36 monthly installments beginning in April 2009.
     The Company’s existing credit facility with Silicon Valley Bank contains negative covenants on the operation of its business and financial covenants, including requiring the Company to maintain a tangible net worth of $13.0 million. As of March 31, 2009, the Company’s tangible net worth was $13.6 million. If the Company is not able to maintain compliance with its financial covenants, certain terms of the revolving line of credit and term loan will change including an increase in the interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if the Company does not maintain a tangible net worth of at least $12.0 million from the first date on which the Company is not in complete compliance with its financial covenants through June 29, 2009, and $12.5 million thereafter, it will be in default under the credit facility which could allow the lender to accelerate the repayment of the indebtedness under the credit facility.
     As of March 31, 2009, the Company was in compliance with all covenants.
7. Product Revenue by Geographic Region

     The Company had product sales, based on the locations of its customer, by region as follows:

	Three Months
	Ended March 31,
	2009	2008
United States	$10,176	$6,849
Japan	802	364
Germany	443	620
Other European countries	224	232
Latin America	189	241
Other	—	11

	$11.834	$8,317

Product sales to Germany are to LeMaitre Vascular, Inc. which sells into selected European markets.
8. Concentrations of Credit Risk and Significant Customers
     During the three months ended March 31, 2009 and 2008, no single customer accounted for more than 10% of total revenue.
     As of March 31, 2009 and December 31, 2008, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
9. Comprehensive Loss
The Company’s comprehensive loss included the following:

	Three Months
	Ended March 31,
	2009	2008
Net loss	$(1,177)	$(3,692)
Foreign currency translation adjustment	(33)	106

Comprehensive loss	$(1,210)	$(3,586)

10. Intangible Assets and Goodwill
     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	March 31,	December 31,
	2009	2008
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(9,601)	(9,250)

Net developed technology	4,449	4,800
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$7,157	$7,508

Goodwill, (Indefinite life)	$4,631	$4,631

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
     The Company recognized amortization expense on intangible assets of $351 and $351 during the three months ended March 31, 2009 and 2008, respectively. Estimated amortization expense for the remainder of 2009 and the four succeeding fiscal years is as follows:

2009	$1,054
2010	$1,405
2011	$1,405
2012	$585

11. Commitments and Contingencies
Legal Matters
     The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, employment and other matters. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as certain matters are ongoing, there is no assurance that these will be resolved favorably by the Company or will not result in a material liability.
12. Related Party Transactions
     A director of the Company is also a director of a hospital facility from whom the Company contracts for physician training and clinical research services. Payments totaling $13 and $29 for the periods ended March 31, 2009 and 2008, respectively, were made to this hospital. In addition, this hospital purchased products from the Company totaling $308 and $221 for the three months ended March 31, 2009 and 2008, respectively. All transactions were in accordance with normal commercial terms and conditions.
13. Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS 141(R), “Business Combinations (revised — 2007).” SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. As of March 31, 2009 the adoption of SFAS 141(R) had no impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Statement requires that noncontrolling interests be reported as stockholders equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. As of March 31, 2009 the adoption of SFAS 160 had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, or FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. As of March 31, 2009, the adoption of SFAS 157 had no impact on the Company’s consolidated financial statements. As of March 31, 2009, the adoption of FSP FAS 157-2 had no impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. As of March 31, 2009 the adoption of SFAS 161 had no impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. As of March 31, 2009 the adoption of FSP FAS 142-3 had no impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, or FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. As of March 31, 2009 the adoption of FSP 03-6-1 had no impact on the Company’s consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our sole technology, the Powerlink® System products, economic and market conditions, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date hereof to conform such information to actual results or to changes in our opinions or expectations.
Overview
Organizational History
     We were incorporated in California in March 1992 under the name Cardiovascular Dynamics, Inc. and reincorporated in Delaware in June 1993. In January 1999, we merged with privately held Radiance Medical Systems, Inc. and changed our name to Radiance Medical Systems, Inc. and in May 2002, we merged with privately held Endologix, Inc., and changed our name to Endologix, Inc.
Our Business
     We are engaged in the development, manufacture, sale and marketing of minimally invasive therapies for the treatment of aortic disorders. Our primary focus is the development of the Powerlink® System, a catheter-based alternative treatment to surgery for abdominal aortic aneurysms, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAA is approximately 75%, making it a leading cause of death in the United States today.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2009 and 2008
     Product Revenue. Product revenue increased 42% to $11.8 million in the three months ended March 31, 2009 from $8.3 million in the three months ended March 31, 2008. Domestic sales increased 49% to $10.2 million in the three months ended March 31, 2009 from $6.8 million in the three months ended March 31, 2008. The increase in domestic sales was primarily due to increased productivity of our sales representatives, as well as the introduction of two new products in 2008. In addition, we began marketing our new system to deliver and deploy the Powerlink system in the first quarter of 2009. The new delivery system, called IntuiTrak, was designed to further simplify the implant procedure, and contributed to the increase in domestic revenue.
     International sales increased 13% to $1.7 million in the three months ended March 31, 2009 from $1.5 million for the comparable period in the prior year. This increase was driven primarily by higher sales to Cosmotec in Japan due to greater market acceptance.
     We expect that product revenue will continue to grow, both sequentially and compared to prior year periods. We anticipate that product revenue will be between $47.0 to $50.0 million for the year ended December 31, 2009.
     Cost of Product Revenue. The cost of product revenue increased 15% to $2.9 million in the three months ended March 31, 2009 from $2.5 million in the three months ended March 31, 2008, due to an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 25% in the first quarter of 2009 as compared to 30% in the same period of 2008. The percentage decline in the cost of product revenue was due to the full substitution of in-house produced ePTFE graft material for higher-cost purchased graft material, in the products sold during the 2009 period.
     We believe that gross profit will increase in 2009 due to the expected higher commercial sales of the Powerlink System both in and outside of the United States. We also expect gross margin as a percentage of product revenues to increase modestly due to expected higher average selling prices for the IntuiTrak delivery system and due to efficiencies from higher manufacturing volumes required to support sales growth.
     Research, Development and Clinical. Research, development and clinical expense was relatively unchanged at $1.4 million in the three months ended March 31, 2009 as compared to $1.5 million for the three months ended March 31, 2008.
     We expect that research, development, and clinical expense will increase sequentially over the remaining quarters of 2009 as we pursue opportunities to develop additional new products for the treatment of aortic disorders.
     Marketing and Sales. Marketing and sales expense increased 14% to $6.6 million in the three months ended March 31, 2009 from $5.8 million in the three months ended March 31, 2008. The increase in the first quarter of 2009 resulted primarily from:
•	marketing costs related to the launch of the IntuiTrak delivery system,

•	expenses related to more intensive training of sales representatives, and

•	higher commission expense on the 49% increase in domestic sales between those periods.
     We anticipate that marketing and sales expense will increase for the remaining quarters of the year due to the addition of four to six additional sales territories, the higher compensation associated with the anticipated sales growth, the addition of executive staff in the second quarter, and the increase in marketing related costs for the broader launch of the IntuiTrak Express delivery system for Powerlink XL in the third quarter of the 2009 fiscal year.

     General and Administrative. General and administrative expense decreased 9% to $2.1 million in the three months ended March 31, 2009 from $2.2 million in the three months ended March 31, 2008. The decrease is primarily due to the resolution of certain legal matters ongoing during the first quarter of 2008, offset by higher compensation expense paid in 2009.
     We expect general and administrative expenses to be in the $1.9 million to $2.1 million range per quarter through the balance of 2009.
     Other Income(Expense). Other income decreased 176% to ($61,000) in the three months ended March 31, 2009 from $80,000 in the same period of 2008. The decrease in other income was primarily the result of interest expense in 2009 due to drawing down on the term loan and revolving line of credit with Silicon Valley Bank in September 2008, the non-recurrence of income related to a credit card rebate program and the loss in the value of our investment in Cianna Medical.
Liquidity and Capital Resources
     For the three months ended March 31, 2009, we incurred net losses of $1.2 million. As of March 31, 2009, we had an accumulated deficit of approximately $144.9 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations.
     In February 2007, we entered into a revolving credit facility with Silicon Valley Bank whereby we may borrow up to $5.0 million under a revolving line of credit. All outstanding amounts under the revolving line of credit bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line of credit, as determined by the bank. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the revolving line of credit become due and payable in July 2010. In September 2008, we drew down $2.0 million. As of March 31, 2009, we had $2.0 million in outstanding borrowings under the revolving line of credit.
     In July 2008, we entered into an amendment to the credit facility which added a term loan whereby we may borrow up to $3.0 million. In September 2008, we drew down the $3.0 million term loan, all of which was outstanding at March 31, 2009. The term loan requires interest only payments at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis through March 31, 2009. The term loan principal is due in 36 monthly installments beginning in April 2009.
     Our existing credit facility with Silicon Valley Bank contains negative covenants on the operation of our business and financial covenants, including requiring us to maintain a tangible net worth of $13.0 million. As of March 31, 2009, our tangible net worth was $13.6 million. If we are not able to maintain compliance with our financial covenants, certain terms of the revolving line of credit and term loan will change including an increase in the interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if we do not maintain a tangible net worth of at least $12.0 million from the first date on which we are not in complete compliance with our financial covenants through June 29, 2009, and $12.5 million thereafter, we will be in default under the credit facility which could allow the lender to accelerate the repayment of the indebtedness under the credit facility. As of March 31, 2009, we were in complete compliance with all of our covenants under the credit facility.
     At March 31, 2009, we had cash and cash equivalents of $6.8 million. We expect that our continued growth, strong gross margins and expense controls will enable us to achieve positive cash flow from operations in the second quarter of 2009, consequently, we believe that our current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least the next twelve months. If we do not realize expected revenue and gross profit margin levels, or if we are unable to manage our operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable level, we may not achieve positive cash flow from operations in the second quarter of 2009, nor be able to fund our operations through at least the next twelve months.

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
     The timing and amount of our future capital requirements will depend on many factors, including:
•	the rate of market acceptance of the Powerlink System;

•	our requirements for additional manufacturing capacity;

•	our requirements for additional IT infrastructure and systems;

•	our requirements for additional facility space; and

•	the need for additional capital to fund future development programs.
     If we are required to obtain additional financing, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution for our stockholders, in the case of an equity financing, or may contain burdensome restrictions on the operations of our business, in the case of debt financing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving line of credit and our term loan with Silicon Valley Bank. Under our revolving line of credit, all outstanding amounts bear interest at a variable rate equal to the lender’s prime rate plus 0.5%. As of March 31, 2009, we had $2.0 million outstanding under our revolving line of credit. The interest rate under the revolving line of credit was 4.5% at March 31, 2009. Under our term loan, interest only payments are due monthly at a variable rate equal to the lender’s prime rate plus 1.0% through March 31, 2009, and the principle will be repaid in 36 monthly installments beginning in April 2009. As of March 31, 2009, we had $3.0 million outstanding under our term loan. The interest rate under the term loan was 5.0% at March 31, 2009. Under both the term loan and the revolving line of credit, interest is payable on a monthly basis which may expose us to market risk due to changes in interest rates.
     We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At March 31, 2009, our investment portfolio included only money market instruments.
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

Part II.
OTHER INFORMATION
Item 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit 10.12.2	Second Amendment to Loan and Security Agreement, dated as of March 3, 2009, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on March 5, 2009).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.
Date: May 7, 2009	/s/ John McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	/s/ Robert J. Krist
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit 10.12.2	Second Amendment to Loan and Security Agreement, dated as of March 3, 2009, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on March 5, 2009).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.