Form 10-Q
period 2009-06-30
ENDOLOGIX INC /DE/
filed 2009-07-28
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 22, 2009, there were 44,402,048 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
Form 10-Q
June 30, 2009

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,847	$7,611
Restricted cash equivalents	500	500
Accounts receivable, net of allowance for doubtful accounts of $58 and $72, respectively	8,154	6,371
Other receivables	15	3
Inventories	7,241	7,099
Other current assets	283	443

Total current assets	24,040	22,027

Property and equipment, net	2,630	2,993
Goodwill	4,631	4,631
Intangibles, net	6,806	7,508
Other assets	96	104

Total assets	$38,203	$37,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,023	$5,401
Short-term portion of debt	1,077	750

Total current liabilities	7,100	6,151

Long term debt	3,873	4,250
Other long term liabilities	1,029	1,045

Long term liabilities	4,902	5,295

Total liabilities	12,002	11,446

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 44,875,000 and 44,365,000 shares issued, respectively, and 44,380,000 and 43,870,000 shares outstanding, respectively	45	44

Additional paid-in capital	172,176	170,239
Accumulated deficit	(145,332)	(143,730)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	(27)	(75)

Total stockholders’ equity	26,201	25,817

Total liabilities and stockholders’ equity	$38,203	$37,263

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Product	$13,168	$9,261	$25,002	$17,578
License	—	12	—	24

Total revenue	13,168	9,273	25,002	17,602
Cost of product revenue	3,256	2,554	6,161	5,085

Gross profit	9,912	6,719	18,841	12,517

Operating expenses:
Research, development and clinical	1,469	1,798	2,824	3,296
Marketing and sales	6,570	6,144	13,192	11,944
General and administrative	2,260	2,599	4,328	4,871

Total operating expenses	10,299	10,541	20,344	20,111

Loss from operations	(387)	(3,822)	(1,503)	(7,594)

Other income:
Interest income	6	42	18	40
Interest expense	(61)	—	(123)	—
Other income	17	18	6	100

Total other income (expense)	(38)	60	(99)	140

Net loss	$(425)	$(3,762)	$(1,602)	$(7,454)

Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.04)	$(0.17)

Shares used in computing basic and diluted net loss per share	43,351	42,976	43,348	42,964

See accompanying notes

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,602)	$(7,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191	1,201
Stock-based compensation	1,594	1,368
Change in:
Accounts receivable	(1,783)	(440)
Inventories	69	844
Other receivables and other assets	156	496
Accounts payable and accrued expenses	607	715

Net cash provided by (used in) operating activities	232	(3,270)

Cash flows provided by investing activities:
Cash paid for property and equipment	(357)	(252)

Net cash used in investing activities	(357)	(252)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock under employee stock purchase plan	347	277
Proceeds from exercise of common stock options	16	30
Financing for capital purchase	200	—
Payments under the term loan	(250)	—

Net cash provided by financing activities	313	307

Effect of exchange rate changes on cash and cash equivalents	48	89

Net increase (decrease) in cash and cash equivalents	236	(3,126)
Cash and cash equivalents, beginning of period	7,611	8,728

Cash and cash equivalents, end of period	$7,847	$5,602

Supplemental Disclosure of Cash Flow Activities:
Cash paid during the year for interest	$123	$—

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited six month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     For the six months ended June 30, 2009, the Company incurred a net loss of $1,602. As of June 30, 2009, the Company had an accumulated deficit of $145,332. At June 30, 2009, the Company had cash and cash equivalents of $7,847. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under its credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months.
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
     Expense recorded pursuant to FAS 123R during the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
General and Administrative	$489	$442	$875	$647
Marketing and Sales	236	260	475	487
Research, Development, and Clinical	60	52	135	111
Cost of Sales	65	57	102	136

Total	$850	$811	$1,587	$1,381

     In addition, the Company had $58 of stock based compensation capitalized into inventory as of June 30, 2009, and $78 of stock based compensation capitalized into inventory as of December 31, 2008.
     During the three and six months ended June 30, 2009, the Company granted 160,000 shares of restricted stock. In the prior three and six month periods ended June 30, 2008, the Company granted 500,000 shares of restricted stock. The Company recognizes the expense associated with the issuance of restricted stock ratably over the requisite service period. Included in the table above is $181 and $354 of stock based compensation expense recognized during the three and six months ended June 30, 2009, and $93 for the three and six months ended June 30, 2008.
     Under the 2004 Performance Compensation Plan, or the Performance Plan, Performance Units (as defined in the Performance Plan) were granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date, or the Base Value. The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit will be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three and six month periods ended June 30, 2009 and 2008. The total accrued compensation expense as of June 30, 2009 and December 31, 2008 was $55 and $0, respectively, and there were an aggregate of 110 Performance Units outstanding at the end of both periods. The Company recorded an increase in expense totaling $55 for the three and six months ended June 30, 2009, and a reduction in expense totaling $58 and $40 for the three and six months ended June 30, 2008, respectively, in accordance with FIN 28. During the three and six months ended June 30, 2009, no Performance Units expired. If incurred, the expense is included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the twenty-day average closing price of the Company’s common stock and the Base Value as compensation expense in each period until exercised unless the Base Value exceeds the twenty day average closing market price, in which case no compensation expense is accrued.
3. Net Loss Per Share
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.
     If anti-dilutive stock options were included for the three months ended June 30, 2009 and 2008, the number of shares used to compute diluted net loss per share would have been increased by approximately 4,859 and 4,468 shares, respectively. Of these amounts, 4,493 shares and 4,424 shares had an exercise price above the average closing price for the three months ended June 30, 2009 and 2008, respectively. If anti-dilutive stock options were included for the six months ended June 30, 2009 and 2008, the number of shares used to compute diluted net loss per share would have been increased by approximately 4,918 and 4,158 shares, respectively. Of these amounts, 4,718 shares and 4,092 shares had an exercise price above the average closing price for the six months ended June 30, 2009 and 2008, respectively.
4. Restricted Cash Equivalents
     The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At June 30, 2009, the Company had pledged all of its cash held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in restricted cash with the bank.
5. Inventories
     Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$2,635	$2,467
Work-in-process	1,652	2,058
Finished goods	3,328	3,342

	7,615	7,867
Less reserve for excess and obsolescence	(374)	(768)

	$7,241	$7,099

6. Long Term Liabilities

     Long term liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
Term loan	$2,750	$3,000
Revolving credit facility	2,000	2,000
Deferred tax	1,029	1,029
Other	200	—
Deferred rent	—	16

Total long-term liabilities	5,979	6,045
Current portion of long-term debt	(1,077)	(750)

Long-term portion	$4,902	$5,295

     On February 21, 2007, the Company entered into a credit facility with Silicon Valley Bank whereby the Company may borrow up to $5,000 under a revolving line of credit. All outstanding amounts under the revolving line of credit bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line of credit, as determined by Silicon Valley Bank. The credit facility is collateralized by all of the Company’s assets with the exception of its intellectual property. All amounts owing under the revolving line of credit become due and payable in July 2010. As of June 30, 2009, the Company had $2,000 in outstanding borrowings under the revolving line of credit.
     In July 2008, the Company entered into an amendment to the credit facility which added a term loan whereby the Company may borrow up to $3,000. In September 2008, the Company drew the entire $3,000 available under the term loan. The term loan required interest only payments at a variable rate equal to the lender’s prime rate plus 1.0%, which were payable on a monthly basis through March 31, 2009. The term loan principal is due in 36 monthly installments which began in April 2009. The Company made principal payments of $250 during the three months ended June 30, 2009 and had $2,750 in outstanding borrowings under the term loan as of June 30, 2009.
     The Company’s existing credit facility with Silicon Valley Bank contains negative covenants regarding the operation of its business and financial covenants, including a covenant requiring the Company to maintain a tangible net worth of $13,000. As of June 30, 2009, the Company’s tangible net worth was $14,763. If the Company is not able to maintain compliance with its financial covenants, certain terms of the revolving line of credit and term loan will change, including an increase in the applicable interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if the Company does not maintain a tangible net worth of at least $12,500 from the first date on which the Company is not in complete compliance with its financial covenants, it will be in default under the credit facility which could allow Silicon Valley Bank to accelerate the repayment of the indebtedness then existing under the credit facility.
     As of June 30, 2009, the Company was in compliance with all covenants under the credit facility.
7. Product Revenue by Geographic Region
     The Company had product sales, based on the locations of its customer, by region as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
United States	$11,410	$7,881	$21,586	$14,730
Europe	594	1,006	1,262	1,858
Japan	430	85	1,232	449
South America	715	214	903	455
Other	19	75	19	86

	$13,168	$9,261	$25,002	$17,578

8. Concentrations of Credit Risk and Significant Customers

     During the three and six months ended June 30, 2009 and 2008, no single customer accounted for more than 10% of total revenue.
     As of June 30, 2009 and December 31, 2008, no single customer accounted for more than 10% of the Company’s accounts receivable balance.
9. Comprehensive Loss
     The Company’s comprehensive loss included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net loss	$(425)	$(3,762)	$(1,602)	$(7,454)
Foreign currency translation adjustment	81	(17)	48	89

Comprehensive loss	$(344)	$(3,779)	$(1,554)	$(7,365)

10. Intangible Assets and Goodwill
     The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	June 30,	December 31,
	2009	2008
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(9,952)	(9,250)

Net developed technology	4,098	4,800
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$6,806	$7,508

Goodwill (Indefinite life)	$4,631	$4,631

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2009 and will continue to test for impairment annually as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The Company recognized amortization expense on intangible assets of $351 and $351 during the three months ended June 30, 2009 and 2008, respectively. The Company recognized amortization expense on intangible assets of $702 and $702 during the six months ended June 30, 2009 and 2008, respectively. Estimated amortization expense for the remainder of 2009 and the four succeeding fiscal years is as follows:

2009	$703
2010	$1,405
2011	$1,405
2012	$585
2013	$—
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
12. Related Party Transactions
     Until June 11, 2009, a former director of the Company also served as a director of a hospital facility from which the Company contracts for physician training and clinical research services. Payments totaling $10 and $29 for the three month periods ended June 30, 2009 and 2008, respectively, were made to this hospital. In addition, this hospital purchased products from the Company totaling $200 and $182 for the three months ended June 30, 2009 and 2008, respectively. Payments totaling $23 and $58 for the six month periods ended June 30, 2009 and 2008, respectively, were made to this hospital. In addition, this hospital purchased products from the Company totaling $508 and $403 for the six months ended June 30, 2009 and 2008, respectively. All transactions were in accordance with normal commercial terms and conditions.
13. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 141(R), or SFAS 141(R), “Business Combinations (revised — 2007).” SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. As of June 30, 2009, the adoption of SFAS 141(R) had no impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Statement requires that noncontrolling interests be reported as stockholders equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. As of June 30, 2009, the adoption of SFAS 160 had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, or FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. As of June 30, 2009, the adoption of SFAS 157 had no impact on the Company’s consolidated financial statements. As of June 30, 2009, the adoption of FSP FAS 157-2 had no impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. As of June 30, 2009, the adoption of SFAS 161 had no impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. As of June 30, 2009, the adoption of FSP FAS 142-3 had no impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, or FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. As of June 30, 2009, the adoption of FSP 03-6-1 had no impact on the Company’s consolidated financial statements.
     On May 28, 2009, the FASB issued Statement of Financial Accounting Standards No. 165, or SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
     In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. As of June 30, 2009, the adoption of SFAS 165 had no impact on the Company’s consolidated financial statements.
14. Subsequent Events
     The Company has performed an evaluation of subsequent events through July 28, 2009, which is the date the financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our Powerlink® System and related products, economic and market conditions, estimates regarding patient populations, number of procedures performed and market statistics, the regulatory environment in which we operate, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date hereof to conform such information to actual results or to changes in our opinions or expectations.
Overview
     The sections below entitled “Introduction,” “Industry Background,” “Market Opportunity,” “Our Products,” “Research and Development,” “Marketing and Sales” and “Patents and Proprietary Information” update and restate certain information contained in the similarly named sections of our Annual Report on Form 10-K under “Item 1. Business.” To the extent the information set forth below is inconsistent with the information in our Annual Report on Form 10-K, the information set forth below shall control.
Introduction
     We develop, manufacture, market and sell innovative treatments for aortic disorders. Our principal product, the Powerlink® System is a minimally invasive device for the treatment of abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is between 50% and 80%, making it a leading cause of death in the United States today.
     The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The device consists of a self-expanding cobalt chromium alloy stent cage covered by ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once the Powerlink ELG is deployed into its proper position, blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrated that implantation of our products reduces the mortality and morbidity rates associated with conventional AAA surgery, as well as provides a clinical alternative for many patients who could not undergo conventional surgery. Sales of our Powerlink System in the United States, Europe, Japan, and South America are the primary source of our reported revenues.
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
     We believe the appeal of the Powerlink System for patients, physicians, and health-care payors is compelling. The conventional treatment is a highly invasive, open surgical procedure requiring a large incision in the patient’s abdomen, withdrawal of the patient’s intestines to provide access to the aneurysm, and the cross clamping of the aorta to stop blood flow. This procedure typically lasts two to four hours and is performed under general anesthesia. The complication rates for the open surgical procedure, as well as ELG systems, vary depending upon patient risk classification.
     An article published in the New England Journal of Medicine on January 31, 2008 compared the results of open surgical procedure and the endovascular treatment of AAA on more than 45,000 patients over a three year period. Among the findings discussed in the article were:
•	The mortality rate of all patients in the study undergoing endovascular repair was approximately 1.2% as compared to 4.8% for open surgical repair. Importantly, these findings are based on a patient population that typically has a significantly higher co-morbidity rate compared with those patients treated by open surgery.

•	Patients treated by endovascular repair were three times as likely to be discharged to their homes rather than another rehabilitation facility as compared to patients treated with open repair. This results in substantial clinical and economic benefits for patients and payors alike.

•	The average hospital stay for patients in the study undergoing endovascular repair was 3.4 days versus 9.3 days for patients undergoing open repair.

•	Open surgical repair entails risk of re-hospitalization due to problems associated with surgical incision. Patients had to be re-admitted over time for surgical complications associated with the laparotomy, such as adhesions and bowel resections, at a much higher rate than those undergoing endovascular repair.
Market Opportunity
     In the United States alone, it is estimated that between 1.2 million and 2 million people have an AAA. Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Approximately 75% of AAA patients do not have symptoms at the time of their initial diagnosis, and AAAs generally are discovered inadvertently during procedures to diagnose unrelated medical conditions. Once an AAA develops, it continues to enlarge and if left untreated, becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured aneurysms is between 50% and 80%.

     We estimate that approximately 250,000 people per year are diagnosed with AAA in the United States and approximately 60,000 of those diagnosed will undergo aneurysm repair, either via an ELG or via open surgery.
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
     Over the next several years, we forecast the ELG market to increase by at least 9% per year, and we estimate that up to 75% of AAA procedures will be performed using ELGs by 2013. We estimate that the current total worldwide AAA market is approximately $700 million, with approximately $450 million of the market to be in the United States, and is expected to grow to approximately $1 billion by 2013. We expect that the total aortic stent graft market (including thoracic stents, for which we do not currently have a product candidate) will grow to $1.4 billion by 2013.
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
     Limitations of Earlier Technology
     Our technology is dramatically different than other currently available AAA devices. Despite enthusiasm by physicians and patients alike for minimally invasive technology, we believe early generation devices have achieved a limited market penetration due to design limitations and related complications. The published clinical literature details many of the deficiencies of these approaches. In our opinion, early generation devices were limited because assembly was required by the surgeon. Multi-piece, or modular, systems require assembly by the mating of multiple components to form a bifurcated stent graft within the aneurysm sac. These systems can be more difficult to implant and lead to longer operative times. In addition, there are a number of reports of component detachment during the follow-up period. Component detachment can lead to a leak and a re-pressurization of the aneurysm sac. We believe this increases the risk of AAA rupture, often requiring a highly invasive, open surgical procedure to repair the detachment.
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
     Powerlink Infrarenal Bifurcated Systems. The Powerlink Infrarenal Bifurcated System is available in multiple diameters and lengths and can treat patients that have an aortic neck up to 32 millimeters in diameter. The infrarenal device is made of a cobalt chromium alloy stent covered by high density ePTFE for placement below the renal arteries. The self-expanding stent permits the graft to be used in a wide range of neck diameters, which allows us to treat a wide variety of anatomies with a standard device. We obtained the CE Mark for this product in Europe in August 1999, U.S. Food and Drug Administration, or FDA, pre-market approval, or PMA, in October 2004, and Shonin approval, which is equivalent to FDA approval of a PMA application in the United States, in Japan in February 2008. We commenced commercial sales in the United States in late 2004 and to Japan in February 2008 through Cosmotec, our exclusive distributor in that country.
     Powerlink Aortic Cuffs and Limb Extensions. The Powerlink Proximal Extensions and Limb Extensions permit the physician to treat a greater number of patients. Proximal Extensions are available in 25, 28 and 34 millimeters in diameter and multiple lengths. They also are available in both infrarenal and suprarenal configurations. Limb extensions are available in 16, 20, and 25 millimeters in diameter with various lengths, allowing the physician to customize the technology to treat a wide range of patient anatomies. We have obtained the CE Mark for these products in Europe in October 1999 (16/20 mm Limb Extensions), December 1999 (25/28 mm Proximal Extensions), May 2002 (34 mm Proximal Extensions) and November 2008 (25 mm Limb Extensions). We obtained FDA marketing approval in October 2004 (25 and 28 mm proximal infrarenal extensions and the 16 and 20 mm limb extensions), March 2008 (25 mm limb extensions), and October 2008 (34 mm proximal infrarenal and suprarenal extensions and 25 and 28 mm proximal suprarenal extensions). Our large diameter 34mm Proximal Extensions are marketed under the trademark Powerlink XL.
     IntuiTrak. In October 2008, we received FDA approval for a new system to deliver and deploy the Powerlink System. The new system, called IntuiTrak, was designed to further simplify the implant procedure and provide a delivery profile advantage over many competitive devices. We had a full market introduction for the product in the second quarter of 2009.
     IntuiTrak Express. In March 2009, we received FDA approval for a new system to deliver the Powerlink XL stent graft. This completes the application of IntuiTrak technology to the full range of sizes of the Powerlink System. IntuiTrak Express was introduced to the market at the Society for Vascular Surgery meeting in June 2009.

Research and Development
      We spent $6.1 million in 2008, $6.4 million in 2007, and $6.8 million in 2006, on research and development, including clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Our research and development activities have focused, or are expected to focus, on technology that makes our existing products easier to use, developing products to treat patients with AAA that are not able to be treated endovascularly due to limitations of currently marketed products and new technologies to address AAA and other aortic disorders, such as stent grafts for the thoracic region of the aorta. Historically, we have focused on developing the Powerlink System for AAA. However, we believe that we will need to continue to devote more resources to new technologies for AAA and aortic disorders, such as thoracic aneurysms, to continue to grow our business. Undertaking these research and development activities will likely require significant cash resources and could take many years to complete, if at all.
Marketing and Sales
     We sell and market products both in the United States and internationally. As of July 24, 2009, we market our products in 21 countries outside of the United States through 12 active independent distributors.
     United States. We began a focused launch of the Powerlink System in the United States with six sales representatives and two clinical specialists in late 2004. We have expanded our domestic sales force to 52 defined sales territories and expect to have 54 territories by the end of 2009. As of July 24, 2009, 47 of these territories were filled. The primary customer and decision maker for these devices in the United States is the vascular surgeon. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals in the United States who perform endovascular aneurysm repair.
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
     Japan. The Powerlink System received Shonin approval in February 2008. We commenced commercial sales to Japan in February 2008 through Cosmotec, our exclusive distributor in that country.
     Rest of World. We have obtained regulatory approval and have active distribution partners in a number of countries, including Argentina, Brazil, Chile, Colombia, Mexico, Turkey and China. In addition, we have obtained regulatory approval but have not initiated the distribution process in several other countries, including Australia, Canada, and the European countries of Norway, Poland, Portugal, and Spain. We may or may not pursue these markets depending on the availability of a suitable distribution partner.
Patents and Proprietary Information
     We have an aggressive program to develop intellectual property in the United States, Europe and Asia.
     We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 18 United States patents issued, including 393 claims, and 20 pending United States patent applications. Our current AAA related patents begin expiring in 2017 and the last patent expires in 2019. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2009 and 2008
     Product Revenue. Product revenue increased 42% to $13.2 million in the three months ended June 30, 2009 from $9.3 million in the three months ended June 30, 2008. Domestic sales increased 45% to $11.4 million in the three months ended June 30, 2009 from $7.9 million in the three months ended June 30, 2008. The increase in domestic sales was primarily due to increased productivity of our sales representatives, as well as the introduction of two new products in the fourth quarter of 2008 and the marketing of IntuiTrak, our new system to deliver and deploy the Powerlink System, in the first quarter of 2009.
     International sales increased 27% to $1.8 million in the three months ended June 30, 2009 from $1.4 million for the comparable period in the prior year. This increase was driven primarily by higher sales to Cosmotec in Japan and various distributors in South America, due to greater market acceptance.
     We expect that product revenue will continue to grow, both sequentially in the second half of 2009 relative to the first six months and compared to prior year periods. We anticipate that product revenue will be between $51.0 and $53.0 million for the year ending December 31, 2009.
     Cost of Product Revenue. The cost of product revenue increased 27% to $3.3 million in the three months ended June 30, 2009 from $2.6 million in the three months ended June 30, 2008, due to an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 25% in the second quarter of 2009 as compared to 28% in the same period of 2008. The percentage decline in the cost of product revenue was due to a higher domestic to international sales mix in the products sold during the period, favorable product mix due to new product introductions, and certain product cost efficiencies due to higher volume.
     We believe that gross profit will increase in the second half of 2009 due to the expected higher commercial sales of the Powerlink System both in and outside of the United States. We also expect gross profit as a percentage of product revenue to increase modestly relative to the first six months of 2009 due to expected continued effect of the factors mentioned above.
     Research, Development and Clinical. Research, development and clinical expense decreased 18% to $1.5 million in the three months ended June 30, 2009 from $1.8 million for the three months ended June 30, 2008. This decline was due to the timing of expenses related to the development cycle for the IntuiTrak delivery system.
     We expect that research, development, and clinical expense will increase sequentially over the remaining quarters of 2009 as we pursue opportunities to develop additional new products for the treatment of aortic disorders.
     Marketing and Sales. Marketing and sales expense increased 7% to $6.6 million in the three months ended June 30, 2009 from $6.1 million in the three months ended June 30, 2008. The increase in the second quarter of 2009 resulted primarily from:
•	marketing costs related to the launch of the IntuiTrak delivery system,

•	expenses related to more intensive training of sales representatives, and

•	higher commission expense on the 45% increase in domestic sales between those periods.
     We anticipate that marketing and sales expense will increase sequentially at a moderate rate for the remaining quarters of 2009 due to the expected addition of four to six additional sales territories, the higher compensation associated with the anticipated sales growth, the addition of executive staff in the second quarter, and the increase in marketing related costs for the broader launch of the IntuiTrak Express delivery system for Powerlink XL in the third quarter of 2009.
     General and Administrative. General and administrative expense decreased 13% to $2.3 million in the three months ended June 30, 2009 from $2.6 million in the three months ended June 30, 2008. The decrease is primarily due to the resolution in the second half of 2008 of certain legal matters which were ongoing during the second quarter of 2008, offset by higher compensation expense paid in 2009.
     We expect general and administrative expenses to be in the $2.0 million to $2.2 million range per quarter through the balance of 2009.
     Other Income/(Expense). Other income decreased 6% to $17,000 in the three months ended June 30, 2009 from $18,000 in the same period of 2008.
Comparison of the Six Months Ended June 30, 2009 and 2008
     Product Revenue. Product revenue increased 42% to $25.0 million in the six months ended June 30, 2009 from $17.6 million in the six months ended June 30, 2008. Domestic sales increased 47% to $21.6 million in the six months ended June 30, 2009 from $14.7 million in the six months ended June 30, 2008. The increase in domestic sales was due to the increased productivity of our sales force, the introduction of new products including Powerlink

XL, Powerlink XL Express, and the IntuiTrak delivery system, and increased physician acceptance of the Powerlink System.
     International sales increased 20% to $3.4 million in the six months ended June 30, 2009 from $2.8 million for the comparable period in the prior year. This increase was driven by higher sales to our distributors in South America and Japan, offset by lower sales to our distributors in Europe.
     License Revenue. License revenue was $24,000 for the six months ended June 30, 2008. The minimum royalty provision of our licensing agreement with Abbott Laboratories expired at December 31, 2007 and the license was fully paid up at June 30, 2008.
     Cost of Product Revenue. The cost of product revenue increased 21% to $6.2 million in the six months ended June 30, 2009 from $5.1 million in the six months ended June 30, 2008, due to an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 25% in the six months ended June 30, 2009 from 29% in the same period of 2008. The percentage decline in the cost of product revenue was due to a higher domestic to international sales mix in the products sold during the 2009 period, favorable product mix due to new product introductions, and certain product cost efficiencies due to higher volume.
     Research, Development and Clinical. Research, development and clinical expense decreased 14% to $2.8 million in the six months ended June 30, 2009 as compared to $3.3 million for the six months ended June 30, 2008. This decline was due to the timing of expenses related to the development cycle for the IntuiTrak delivery system.
     Marketing and Sales. Marketing and sales expense increased 10% to $13.2 million in the six months ended June 30, 2009 from $11.9 million in the six months ended June 30, 2008. The increase in the first half of 2009 resulted primarily from variable commission payments on the 47% increase in domestic sales between those periods.
     General and Administrative. General and administrative expense decreased 11% to $4.3 million in the six months ended June 30, 2009, from $4.9 million in the six months ended June 30, 2008. The decrease was primarily due to $550,000 in costs associated with our CEO succession, which occurred in May 2008, and significant legal fees, as previously discussed, in the six months ended June 30, 2008, offset by higher stock based compensation charges and incentive compensation accruals based on performance metrics for the six months ended June 30, 2009.
     Other Income/(Expense), Net. Other income/(expense) decreased 171% to $(99,000) in the six months ended June 30, 2009, from $140,000 in the same period of 2008. The decrease in other income/(expense) is primarily due to interest expense on the term loan and revolving line of credit with Silicon Valley Bank in the 2009 period, the non-recurrence of income related to a credit card rebate program, and the loss in value of our investment in Cianna Medical, partially offset by a gain in foreign currency exchange.
Liquidity and Capital Resources
     For the six months ended June 30, 2009, we incurred net losses of $1.6 million. As of June 30, 2009, we had an accumulated deficit of approximately $145.3 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations.
     In February 2007, we entered into a credit facility with Silicon Valley Bank, or SVB, whereby we may borrow up to $5.0 million under a revolving line of credit. All outstanding amounts under the revolving line of credit bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line of credit, as determined by SVB. The credit facility is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the revolving line of credit become due and payable in July 2010. As of June 30, 2009, we had $2.0 million in outstanding borrowings under the revolving line of credit.
     In July 2008, we entered into an amendment to the credit facility which added a term loan whereby we may borrow up to $3.0 million. In September 2008, we drew the entire $3.0 million available under the term loan.

Interest on the term loan is calculated at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis. The term loan principal is due in 36 monthly installments which began in April 2009. We made principal payments of $250,000 during the three months ended June 30, 2009, and had $2.75 million in outstanding borrowings under the term loan as of June 30, 2009.
     The credit facility contains negative covenants regarding the operation of our business and financial covenants, including a covenant requiring us to maintain a tangible net worth of $13.0 million. As of June 30, 2009, our tangible net worth was $14.8 million. If we are not able to maintain compliance with our financial covenants, certain terms of the revolving line of credit and term loan will change, including an increase in the applicable interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if we do not maintain a tangible net worth of at least $12.5 million, we will be in default under the credit facility which could allow SVB to accelerate the repayment of the indebtedness under the credit facility. As of June 30, 2009, we were in complete compliance with all of our covenants under the credit facility.
     At June 30, 2009, we had cash and cash equivalents of $7.8 million. In the three months ended June 30, 2009, we generated $871,000 of positive cash flow from operations. We believe that our current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least the next twelve months. If we do not realize expected revenue and gross profit margin levels, or if we are unable to manage our operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable level, we may not continue to achieve positive cash flow from operations, nor be able to fund our operations through at least the next twelve months.
     We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and bring these technologies to market, and to increase the size and productivity of our direct sales force. In order to achieve these objectives, we may need to seek additional sources of financing. In the event that we require additional funding, we will attempt to raise the required capital through either debt or equity arrangements.
     The timing and amount of our future capital requirements will depend on many factors, including:
•	the need for additional capital to fund future development programs or sales force expansion;

•	our requirements for additional manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	our requirements for additional facility space.
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
     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving line of credit and our term loan with SVB. Under our revolving line of credit, all outstanding amounts bear interest at a variable rate equal to the lender’s prime rate plus 0.5%. As of June 30, 2009, we had $2.0 million outstanding under our revolving line of credit. The interest rate under the revolving line of credit was 4.5% at June 30, 2009. As of June 30, 2009, we had $2.8 million outstanding under our term loan. The interest rate under the term loan was 5.0% at June 30, 2009. Under both the term loan and the revolving line of credit, interest is payable on a monthly basis which may expose us to market risk due to changes in interest rates.
     We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the U.S. government. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At June 30, 2009, our investment portfolio included only money market instruments.
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

Part II.

OTHER INFORMATION

Item 1A.	RISK FACTORS
     Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a full discussion of our risk factors. There have been no material changes or additions to the risk factors disclosed in our Form 10-K except for the risk factors set forth below, which should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K.
     Our success depends on the growth in the number of AAA patients treated with endovascular devices.
     Of the estimated 1.2 million to 2 million people with AAA in the United States, about 250,000 new diagnoses are made each year. In 2008, approximately 35,000 were treated with an endovascular device. Our success with our Powerlink System will depend on an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving endovascular, as opposed to open surgical procedures. Initiatives to increase screening for AAA are underway but are out of our control and such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA, could negatively impact sales of the Powerlink System.
     Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.
     Sales of our products outside the United States represented 15% of our revenue in 2008. We market our products in 21 countries outside of the United States through 12 active independent distributors. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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
     Any of these factors may adversely impact our operations. A significant portion of our international sales are made to Europe. In Europe, healthcare regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries, which could negatively affect our results of operations.
     If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
     While we do not provide healthcare services, control the referral of patients for healthcare services, nor bill Medicare, Medicaid or other third-party payors, due to the breadth of many healthcare laws and regulations, we may be subject to healthcare fraud and patient privacy regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:
•	the federal healthcare programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;
•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•	the federal physician self-referral law, known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or

Medicaid if the physician (or the physician’s immediate family member) has a financial relationship with the entity, and which prohibits the submission of any claim for reimbursement for designated health services furnished pursuant to a prohibited referral; and
•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
     If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of interpretations.
     Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.
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
     Even after we obtain marketing approval for a product, we must comply with laws and regulations administered by the FDA and other authorities, such as labeling and promotional requirements; medical device adverse event and other reporting requirements; and the FDA’s Quality System Regulation, which obligates manufacturers, including third-party and contract manufacturers, to adhere to stringent design, testing, control, documentation and other quality assurance procedures during the design and manufacture of a device. The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if the governmental entity finds that our products might cause adverse health consequences or death. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Enforcement actions resulting from failure to comply with these and other government requirements could also result in fines, suspensions of approvals, seizure of products, operating restrictions or shutdown, and criminal prosecutions that could adversely affect the manufacture and marketing of our products. The FDA or another regulatory agency could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, which could adversely affect our operating results. Our products remain subject to strict regulatory controls on manufacturing, marketing and use. We may be forced to modify or recall our product after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material effect on the reputation of our products and on our business and financial position.
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
     Our products could have unknown defects, which may give rise to claims against us or divert application of our resources from other purposes.
     In the past we have experienced manufacturing defects which have resulted in a voluntary recall. Although we have since implemented additional procedures to reduce the likelihood of such an occurrence, we may experience similar problems in the future. Despite clinical testing and strict controls on manufacturing, defects or errors may arise in our products, which could result in product recalls, a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
     Potential future acquisitions could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.
     We may acquire technologies, products or companies that we feel could accelerate our ability to compete in our core markets. Acquisitions involve numerous risks, including:
•	difficulties in integrating operations, technologies, accounting and personnel;
•	difficulties in supporting and transitioning customers of our acquired companies;
•	diversion of financial and management resources from existing operations;
•	risks of entering new markets;
•	potential loss of key employees; and
•	inability to generate sufficient revenue to offset acquisition costs.
     Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

     If our suppliers cannot provide the components we require, our ability to manufacture our products could be harmed.
     We rely on third-party suppliers to provide us with some components used in our existing products and products under development. Relying on third-party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to distribute our products and conduct clinical trials on a timely basis. Our third-party suppliers may be required to comply with the FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. Any failure by a supplier to comply with applicable requirements could lead to a disruption in supply. Our suppliers may not furnish us required components when we need them. These factors could make it more difficult for us to manufacture our products effectively and efficiently and could adversely impact our results of operations. Some of our suppliers may be the only source for a particular component, which makes us vulnerable to significant cost increases. Sole source vendors may decide to limit or eliminate sales of certain components to the medical industry due to product liability or other concerns and we might not be able to find a suitable replacement for those products. Our inventory may run out before we find alternative suppliers and we might be forced to purchase substantial inventory, if available, to last until we qualify an alternate supplier. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, produce the component ourselves or redesign the related product, which would cause significant delay and could increase our manufacturing costs. Any of these events could adversely impact our results of operations.
     Healthcare reforms, changes in healthcare policies and changes to third-party coverage and reimbursement may affect demand for our products and services.
     The U.S. government has in the past considered, is currently considering and may in the future consider, healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. These policies have included, and may in the future include: basing coverage and reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls on medical products and service providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products and services and our business. These include changes that may reduce reimbursement rates for procedures using our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress. It is unclear which, if any, of the various U.S. healthcare reforms currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.
     In addition, sales of our healthcare products indirectly depend on whether adequate coverage and reimbursement is available to our customers for the treatment provided by those products from third-party healthcare payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. Significant changes in the availability and amount of reimbursement for treatments using our products could influence our customers’ decisions. Any significant cuts in overall reimbursement rates for surgical procedures using our products could increase uncertainty and reduce demand for our products and have a material adverse effect on our revenues and stock price.

     As a general matter, third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for specific services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for reimbursement from third-party payors. Foreign governments also have their own healthcare reimbursement systems and we cannot be sure that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of stockholders was held on June 11, 2009. The following actions were taken at this meeting and included are the tabulation of the votes:
1.	Election of Directors:

	Number of Shares
Name	For	Withheld
Franklin D. Brown	38,834,096	3,504,819
John McDermott	39,029,246	3,309,669
     The terms of office of our other directors, Paul McCormick, Roderick de Greef, Gregory D. Waller, and Jeffrey O’Donnell, continued after the meeting.
2.	Amendment to the 2006 Employee Stock Purchase Plan to increase the total number of shares purchasable thereunder from 558,734 shares to 2,058,734 shares:

	Number of Shares
For	Against	Abstain	Broker Non Votes
25,193,456	418,365	15,952	16,711,142
3.	Amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock thereunder from 60,000,000 to 75,000,000 and to increase the total number of authorized shares of our capital stock thereunder from 65,000,000 to 80,000,000:

	Number of Shares
For	Against	Abstain	Broker Non Votes
40,692,395	1,585,243	61,276	—
4.	Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009:

	Number of Shares
For	Against	Abstain	Broker Non Votes
41,945,175	387,712	6,028	—

Item 6.	EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended.

10.1	2006 Employee Stock Purchase Plan, as amended through June 11, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on June 17, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.
Date: July 28, 2009	/s/ John McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2009	/s/ Robert J. Krist
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended.

10.1	2006 Employee Stock Purchase Plan, as amended through June 11, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on June 17, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.