Form 10-Q
period 2009-09-30
ENDOLOGIX INC /DE/
filed 2009-11-02
CIK 1013606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 12, 2009, there were 48,453,658 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.

Form 10-Q

September 30, 2009

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,078	$7,611
Restricted cash equivalents	500	500
Accounts receivable, net of allowance for doubtful accounts of $59 and $72, respectively	8,340	6,371
Other receivables	2	3
Inventories	6,139	7,099
Other current assets	462	443

Total current assets	36,521	22,027

Property and equipment, net	2,281	2,993
Goodwill	4,631	4,631
Intangibles, net	6,455	7,508
Other assets	126	104

Total assets	$50,014	$37,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,607	$5,401
Short-term portion of debt	78	750

Total current liabilities	6,685	6,151

Long term debt	103	4,250
Other long term liabilities	1,029	1,045

Long term liabilities	1,132	5,295

Total liabilities	7,817	11,446

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 48,947,000 and 44,365,000 shares issued, respectively, and 48,452,000 and 43,870,000 shares outstanding, respectively	49	44

Additional paid-in capital	188,301	170,239
Accumulated deficit	(145,488)	(143,730)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	(4)	(75)

Total stockholders’ equity	42,197	25,817

Total liabilities and stockholders’ equity	$50,014	$37,263

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$13,777	$9,374	$38,779	$26,952
License	—	9	—	33

Total revenue	13,777	9,383	38,779	26,985
Cost of product revenue	3,659	2,460	9,820	7,545

Gross profit	10,118	6,923	28,959	19,440

Operating expenses:
Research, development and clinical	1,630	1,412	4,454	4,708
Marketing and sales	6,591	6,073	19,783	18,017
General and administrative	2,019	2,399	6,347	7,270

Total operating expenses	10,240	9,884	30,584	29,995

Loss from operations	(122)	(2,961)	(1,625)	(10,555)

Other income:
Interest income	16	23	34	99
Interest expense	(64)	(4)	(187)	(40)
Other income (expense)	14	(20)	20	80

Total other income (expense)	(34)	(1)	(133)	139

Net loss	$(156)	$(2,962)	$(1,758)	$(10,416)

Basic and diluted net loss per share	$(0.00)	$(0.07)	$(0.04)	$(0.24)

Shares used in computing basic and diluted net loss per share	46,220	43,124	44,316	43,018

See accompanying notes

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,758)	$(10,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,000	1,835
Stock-based compensation	2,375	2,193
Change in:
Accounts receivable	(1,969)	(796)
Inventories	1,159	745
Other receivables and other assets	(40)	338
Accounts payable and accrued expenses	1,190	1,022

Net cash provided by (used in) operating activities	2,957	(5,079)

Cash flows used in investing activities:
Cash paid for property and equipment	(453)	(369)

Net cash used in investing activities	(453)	(369)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock, net of expenses	14,735	—
Proceeds from sale of common stock under employee stock purchase plan	347	277
Proceeds from exercise of common stock options	629	30
Net financing for capital purchase	181	—
Credit facility and term loan payable	(5,000)	5,000

Net cash provided by financing activities	10,892	5,307

Effect of exchange rate changes on cash and cash equivalents	71	(74)

Net increase (decrease) in cash and cash equivalents	13,467	(215)
Cash and cash equivalents, beginning of period	7,611	8,728

Cash and cash equivalents, end of period	$21,078	$8,513

Supplemental Disclosure of Cash Flow Activities:
Cash paid during the year for interest	$187	$40

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited nine month period ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

For the nine months ended September 30, 2009, the Company incurred a net loss of $1,758. As of September 30, 2009, the Company had an accumulated deficit of $145,488. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. In August 2009, the Company sold shares of its common stock that resulted in gross proceeds to the Company of $15,990.

At September 30, 2009, the Company had cash and cash equivalents of $21,078. The Company believes that its current cash balance, in combination with cash generated from operations and borrowings available under its credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months.

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

Stock-based compensation expense during the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
General and Administrative	$364	$392	$1,238	$1,043
Marketing and Sales	276	310	751	797
Research, Development, and Clinical	78	62	213	173
Cost of Sales	38	62	141	198

Total	$756	$826	$2,343	$2,211

In addition, the Company had $59 of stock based compensation capitalized into inventory as of September 30, 2009, and $78 of stock-based compensation capitalized into inventory as of December 31, 2008.

During the three and nine months ended September 30, 2009, the Company granted 0 and 160 shares of restricted stock, respectively. In the three and nine month periods ended September 30, 2008, the Company granted 25 and 525 shares of restricted stock, respectively. The Company recognizes the expense associated with the issuance of restricted stock ratably over the requisite

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)—(Continued)

(Unaudited)

service period. Included in the table above is $209 and $563 of stock-based compensation expense related to restricted stock grants, which was recognized during the three and nine months ended September 30, 2009, respectively, and $167 and $264 for the three and nine months ended September 30, 2008, respectively.

The Company recognizes the expense associated with non-employee stock option grants by amortizing them over the vesting period, which is generally four years. Excluded from the table above is $19 and $32 of stock-based compensation expense related to non-employee stock option grants, which was recognized during the three and nine months ended September 30, 2009, respectively, and $0 and $(2) for the three and nine months ended September 30, 2008, respectively.

Under the 2004 Performance Compensation Plan, or the Performance Plan, Performance Units (as defined in the Performance Plan) are granted at a discount to the fair market value (as defined in the Performance Plan) of the Company’s common stock on the grant date, or the Base Value. The Performance Units vest over three-years; one-third vests at the end of the first year, and the remainder vests ratably on a quarterly basis. The difference between the immediately preceding twenty-day average closing market price of the Company’s common stock and the Base Value of the vested Performance Unit would be payable in cash at the first to occur of (a) a change of control (as defined in the Performance Plan), (b) the termination of employment for any reason other than Cause (as defined in the Performance Plan), or (c) upon exercise of the Performance Unit, which cannot occur until eighteen months from the grant date. There were no Performance Units granted during the three and nine month periods ended September 30, 2009 and 2008. The total accrued compensation expense as of September 30, 2009 and December 31, 2008 was $224 and $0, respectively, and there were an aggregate of 80 and 110 Performance Units outstanding at the end of the respective periods. The Company recorded an increase in expense totaling $169 and $224 for the three and nine months ended September 30, 2009, and a reduction in expense totaling $4 and an expense totaling $36 for the three and nine months ended September 30, 2008, respectively, due to graded vesting. During the three and nine months ended September 30, 2009, 30 Performance Units were exercised and no Performance Units expired. If incurred, the expense is included in marketing and sales expense in the consolidated statements of operations. The Company records changes in the estimated compensation expense over the vesting period of the Performance Units, and once fully vested, records the difference between the latest twenty-day average closing price of the Company’s common stock and the Base Value as compensation expense in each period until exercised unless the Base Value exceeds such twenty day average closing market price, in which case no compensation expense is accrued.

3. Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Certain options with an exercise price below the average market price for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 have been excluded from the calculation of diluted earnings per share, as they are anti-dilutive.

If anti-dilutive stock options were included for the three months ended September 30, 2009 and 2008, the number of shares used to compute diluted net loss per share would have been increased by approximately 2,751 and 5,249 shares, respectively. Of these amounts, 833 shares and 5,202 shares had an exercise price above the average closing price for the three months ended September 30, 2009 and 2008, respectively. If anti-dilutive stock options were included for the nine months ended September 30, 2009 and 2008, the number of shares used to compute diluted net loss per share would have been increased by approximately 3,696 and 4,423 shares, respectively. Of these amounts, 3,061 shares and 4,351 shares had an exercise price above the average closing price for the nine months ended September 30, 2009 and 2008, respectively.

4. Restricted Cash Equivalents

The Company has a $475 line of credit with a bank in conjunction with a corporate credit card agreement. At September 30, 2009, the Company had pledged all of its cash held at the bank as collateral on the line of credit. Per the agreement, the Company must maintain a balance of at least $500 in restricted cash with the bank.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)—(Continued)

(Unaudited)

5. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$2,445	$2,467
Work-in-process	1,735	2,058
Finished goods	2,462	3,342

	6,642	7,867
Less reserve for excess and obsolescence	(503)	(768)

	$6,139	$7,099

6. Long Term Liabilities

Long term liabilities consisted of the following:

	September 30, 2009	December 31, 2008
Deferred tax	$1,029	$1,029
Term loan	—	3,000
Revolving credit facility	—	2,000
Other	181	16

Total long-term liabilities	1,210	6,045
Current portion of long-term debt	(78)	(750)

Long-term portion	$1,132	$5,295

On February 21, 2007, the Company entered into a credit facility with Silicon Valley Bank, or SVB, whereby the Company may borrow up to $5,000 under a revolving line of credit. All outstanding amounts under the revolving line of credit bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line of credit, as determined by SVB. The credit facility is collateralized by all of the Company’s assets with the exception of its intellectual property. All amounts owing under the revolving line of credit become due and payable in July 2010. In September 2008, the Company drew down $2,000. As of September 30, 2009, the Company re-paid on $2,000 in principal and all accrued interest due, leaving $0 in outstanding borrowings under the revolving line of credit.

In July 2008, the Company entered into an amendment to the credit facility which added a term loan whereby the Company may borrow up to $3,000. In September 2008, the Company drew the entire $3,000 available under the term loan. The term loan required interest only payments at a variable rate equal to the lender’s prime rate plus 1.0%, which were payable on a monthly basis through March 31, 2009. The term loan principal is due in 36 monthly installments which began in April 2009. The Company made principal payments of $2,750 and $3,000 during the three and nine months ended September 30, 2009. As of September 30, 2009, the Company re-paid all outstanding principal and interest, leaving $0 in outstanding borrowings under the term loan.

The Company’s existing credit facility with SVB contains negative covenants regarding the operation of its business and financial covenants, including a covenant requiring the Company to maintain a tangible net worth of $20,995. As of September 30, 2009, the Company’s tangible net worth was $31,111. If the Company is not able to maintain compliance with its financial covenants, certain terms of the revolving line of credit and term loan will change, including an increase in the applicable interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if the Company does not maintain a tangible net worth of at least $20,495 from the first date on which the Company is not in complete compliance with its financial covenants, it will be in default under the credit facility which could allow SVB to accelerate the repayment of the indebtedness then existing under the credit facility.

As of September 30, 2009, the Company was in compliance with all covenants under the credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)—(Continued)

(Unaudited)

7. Product Revenue by Geographic Region

The Company had product sales, based on the locations of its customer, by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$11,296	$8,077	$32,883	$22,807
Europe	1,052	657	2,314	2,515
Asia	574	340	1,806	789
South America	753	261	1,656	716
Other	102	39	120	125

	$13,777	$9,374	$38,779	$26,952

8. Concentrations of Credit Risk and Significant Customers

During the three and nine months ended September 30, 2009 and 2008, no single customer accounted for more than 10% of total revenue.

As of September 30, 2009 and December 31, 2008, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

9. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(156)	$(2,962)	$(1,758)	$(10,416)
Foreign currency translation adjustment	23	(163)	71	74

Comprehensive loss	$(133)	$(3,125)	$(1,687)	$(10,342)

10. Intangible Assets and Goodwill

The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	September 30, 2009	December 31, 2008
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(10,303)	(9,250)

Net developed technology	3,747	4,800
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$6,455	$7,508

Goodwill (Indefinite life)	$4,631	$4,631

In accordance with FASB ASC topic 350, “Intangibles-Goodwill and Other” (ASC 350), goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2009 and will continue to test for impairment annually as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FASB ASC topic 360, “Property, Plant, and Equipment” (ASC 360), which includes guidance relating to impairment of long-lived assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)—(Continued)

(Unaudited)

During the three and nine months ended September 30, 2009, the Company recognized amortization expense on intangible assets of $351 and $1,053, respectively. During the three and nine months ended September 30, 2008, the Company recognized amortization expense of $351 and $1,053, respectively. Estimated amortization expense for the remainder of 2009 and the four succeeding fiscal years is as follows:

2009	$352
2010	$1,405
2011	$1,405
2012	$585
2013	$—

11. Commitments and Contingencies

Legal Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, employment and other matters. The Company is involved in litigation with Cook Medical Incorporated, or Cook, alleging that the Company infringes two of Cook’s patents, one of which was granted in 1991 and the other in 1998. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana, on October 8, 2009. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. At September 30, 2009, the Company has accrued an aggregate of $84, for the resolution of various product liability claims. While it is possible that the Company may incur costs in excess of this amount, it is unable to provide a reasonable estimate of the range of additional costs that may be incurred.

Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance that these matters will be resolved favorably by the Company or will not result in a material liability.

12. Related Party Transactions

Until June 11, 2009, a director of a hospital facility from which the Company contracts for physician training and clinical research services also served as a member of the board of directors of the Company. Payments totaling $21 and $20 for the three month periods ended September 30, 2009 and 2008, respectively, were made to this hospital. In addition, this hospital purchased products from the Company totaling $166 and $154 for the three months ended September 30, 2009 and 2008, respectively. Payments totaling $44 and $78 for the nine month periods ended September 30, 2009 and 2008, respectively, were made to this hospital. In addition, this hospital purchased products from the Company totaling $674 and $556 for the nine months ended September 30, 2009 and 2008, respectively. All transactions were in accordance with normal commercial terms and conditions.

13. Subsequent Events

The Company has performed an evaluation of subsequent events through October 30, 2009, which is the date the financial statements were issued.

In October 2009, the Company terminated its revolving line of credit facility with SVB and entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby the Company may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of the business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)—(Continued)

(Unaudited)

quarter and is collateralized by all of its assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of October 30, 2009, the Company did not have any outstanding borrowings under this credit facility.

14. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Codification, or ASC, FASB ASC topic 805, “Business Combinations” (ASC 805). ASC 805 is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. As of September 30, 2009, the adoption of ASC 805 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC topic 810, “Consolidation” (ASC 810). ASC 810 requires that noncontrolling interests be reported as stockholders equity. ASC 810 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. ASC 810 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. As of September 30, 2009, the adoption of ASC 810 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB ASC topic 820-10, “Fair Value Measurements and Disclosures - Overall” (ASC 820-10). In February 2008, the FASB issued FASB ASC 820-10-55, “Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations” (ASC 820-10-55), which provides a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. ASC 820-10 describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. As of September 30, 2009, the adoption of ASC 820-10 had no impact on the Company’s consolidated financial statements. As of September 30, 2009, the adoption of ASC 820-10-55 had no impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FASB ASC topic 815, “Derivatives and Hedging” (ASC 815). ASC 815 requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. As of September 30, 2009, the adoption of ASC 805 had no impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB ASC topic 350, “Intangibles-Goodwill and Other” (ASC 350), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” ASC 350 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. As of September 30, 2009, the adoption of ASC 350 had no impact on the Company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)—(Continued)

(Unaudited)

In June 2008, the FASB issued FASB ASC topic 260, “Earnings Per Share” (ASC 260). ASC 260 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. As of September 30, 2009, the adoption of ASC 260 had no impact on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued FASB ASC topic 855, “Subsequent Events” (ASC 855). ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides:

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

In accordance with ASC 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. As of September 30, 2009, the adoption of ASC 855 had no impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our Powerlink® System and related products, economic and market conditions, estimates regarding patient populations, number of procedures performed and market statistics, the regulatory environment in which we operate, the impact of litigation, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date hereof to conform such information to actual results or to changes in our opinions or expectations.

Overview

Our Business

We develop, manufacture, market and sell innovative treatments for aortic disorders. Our principal product, the Powerlink® System, is a minimally invasive device for the treatment of abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is between 50% and 80%, making it a leading cause of death in the United States today.

The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The device consists of a self-expanding cobalt chromium alloy stent cage covered by ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once the Powerlink ELG is deployed into its proper position, blood flow is shunted away from the weakened or “aneurismal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrated that implantation of our products reduces the mortality and morbidity rates associated with conventional AAA surgery, as well as provides a clinical alternative for many patients who could not undergo conventional surgery. Sales of our Powerlink System in the United States, Europe, Asia, and South America are the primary source of our reported revenues.

In February 2008, Cosmotec Co., Ltd., or Cosmotec, our distributor in Japan, obtained Shonin approval to market the Powerlink System from the Japanese Ministry of Health. Shonin is equivalent to the U.S. Food & Drug Administration, or FDA, approval of a premarket approval, or PMA, application in the United States. We commenced commercial sales to Japan in February 2008 through Cosmotec.

We continue to conduct clinical trials for other products related to the Powerlink System. All the required 63 patients have been enrolled in a clinical trial for a 34mm infrarenal bifurcated device designed to treat patients with large aortic necks.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenue. Revenue increased 47% to $13.8 million in the three months ended September 30, 2009 from $9.4 million in the three months ended September 30, 2008. Domestic sales increased 40% to $11.3 million in the three months ended September 30, 2009 from $8.1 million in the three months ended September 30, 2008. The increase in domestic sales was primarily due to increased productivity of our sales representatives, as well as the introduction of two new Powerlink System products in the fourth quarter of 2008 and the marketing of IntuiTrak, our new system to deliver and deploy the Powerlink System, in the first quarter of 2009.

International sales increased 91% to $2.5 million in the three months ended September 30, 2009 from $1.3 million for the comparable period in the prior year. This increase was driven primarily by the introduction of IntuiTrak through limited release to some of our international distributors, higher sales to Cosmotec in Japan and various distributors in South America due to greater market acceptance, and an initial stocking order from our distributor in China.

We anticipate that revenue for the full year ending December 31, 2009, will be between $51.0 and $53.0 million.

Cost of Revenue. The cost of revenue increased 49% to $3.7 million in the three months ended September 30, 2009 from $2.5 million in the three months ended September 30, 2008, due to an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue increased to 27% in the third quarter of 2009 as compared to 26% in the same period of 2008. The percentage increase in the cost of product revenue was due to a higher international to domestic sales mix in the products sold during the period, offset by favorable product mix due to new product introductions, and certain product cost efficiencies due to higher volume.

We believe that gross profit will increase in the last quarter of 2009 due to the expected higher commercial sales of the Powerlink System both in and outside of the United States. We also expect gross profit as a percentage of product revenue to increase modestly relative to the first nine months of 2009 due to expected continued effect of the positive factors mentioned above.

Research, Development and Clinical. Research, development and clinical expense increased 15% to $1.6 million in the three months ended September 30, 2009 from $1.4 million for the three months ended September 30, 2008. This increase was due to additional headcount added during the period as we increased our efforts in the development of product improvements and new products.

We expect that research, development, and clinical expense will increase sequentially in the remaining quarter of 2009 as we pursue opportunities to develop additional new products for the treatment of aortic disorders.

Marketing and Sales. Marketing and sales expense increased 9% to $6.6 million in the three months ended September 30, 2009 from $6.1 million in the three months ended September 30, 2008. The increase in the third quarter of 2009 resulted primarily from higher commission expense on the 40% increase in domestic sales between those periods.

We anticipate that marketing and sales expense will increase sequentially at a moderate rate for the remaining quarter of 2009 due to the expected addition of four additional sales territories, the higher compensation associated with the anticipated sales growth, and the addition of management staff in the fourth quarter.

General and Administrative. General and administrative expense decreased 16% to $2.0 million in the three months ended September 30, 2009 from $2.4 million in the three months ended September 30, 2008. The decrease is primarily due to the resolution in the second half of 2008 of certain legal matters which were ongoing during the third quarter of 2008.

We expect general and administrative expenses to be in the $2.1 million to $2.3 million range for the remaining quarter of 2009, exclusive of legal fees likely to be incurred due to the patent infringement suit initiated by Cook in October 2009.

Other Expense. Other expense increased to $34,000 in the three months ended September 30, 2009 from $1,000 in the same period of 2008 due to interest expense on the greater time weighted average bank debt outstanding in the 2009 period. We do not expect to incur any significant interest expense in the remaining quarter of 2009.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenue. Revenue increased 44% to $38.8 million in the nine months ended September 30, 2009 from $27.0 million in the nine months ended September 30, 2008. Domestic sales increased 44% to $32.9 million in the nine months ended September 30, 2009 from $22.8 million in the nine months ended September 30, 2008. The increase in domestic sales was due to the increased productivity of our sales force, the introduction of new products including Powerlink XL, Powerlink XL Express, and the IntuiTrak delivery system, and increased physician acceptance of the Powerlink System.

International sales increased 42% to $5.9 million in the nine months ended September 30, 2009 from $4.1 million for the comparable period in the prior year. This increase was driven primarily by the introduction of IntuiTrak through limited release to some of our international distributors. Additionally, we had higher sales to our distributors in South America and Japan and an initial stocking order to our distributor in China.

License Revenue. License revenue was $33,000 for the nine months ended September 30, 2008. The minimum royalty provision of our licensing agreement with Abbott Laboratories expired at December 31, 2007 and the license was fully paid up at June 30, 2008.

Cost of Revenue. The cost of revenue increased 30% to $9.8 million in the nine months ended September 30, 2009 from $7.5 million in the nine months ended September 30, 2008, due to an increase in the volume of Powerlink System sales. As a percentage of product revenue, cost of product revenue decreased to 25% in the nine months ended September 30, 2009 from 28% in the same period of 2008. The percentage decline in the cost of product revenue was due to a favorable product mix due to new product introductions and certain product cost efficiencies due to higher volume.

Research, Development and Clinical. Research, development and clinical expense decreased 5% to $4.5 million in the nine months ended September 30, 2009 as compared to $4.7 million for the nine months ended September 30, 2008. This decline was due to a reduction of costs associated with our clinical trials.

Marketing and Sales. Marketing and sales expense increased 10% to $19.8 million in the nine months ended September 30, 2009 from $18.0 million in the nine months ended September 30, 2008. The increase in the first three quarters of 2009 resulted primarily from variable commission payments on the 44% increase in domestic sales between those periods.

General and Administrative. General and administrative expense decreased 13% to $6.3 million in the nine months ended September 30, 2009, from $7.3 million in the nine months ended September 30, 2008. The decrease was primarily due to $700,000 in costs associated with our chief executive officer succession, which occurred in May 2008, and significant legal fees, as previously discussed, in the nine months ended September 30, 2008, offset by higher stock based compensation charges and incentive compensation accruals based on performance metrics for the nine months ended September 30, 2009.

Other Income/(Expense), Net. Other income/(expense) decreased 196% to ($133,000) in the nine months ended September 30, 2009, from $139,000 in the same period of 2008. The decrease in other income/(expense) is primarily due to interest expense on the term loan and revolving line of credit with SVB in the 2009 period, and the loss in value of our investment in Cianna Medical, partially offset by a gain in foreign currency exchange.

Liquidity and Capital Resources

For the nine months ended September 30, 2009, we incurred net losses of $1.8 million. As of September 30, 2009, we had an accumulated deficit of approximately $145.5 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In August 2009, we completed a sale of our common stock that resulted in net proceeds of approximately $14.7 million.

In February 2007, we entered into a credit facility with Silicon Valley Bank, or SVB, whereby we may borrow up to $5.0 million under a revolving line of credit. All outstanding amounts under the revolving line of credit bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to one quarter of one percent per annum of the average unused portion of the revolving line of credit, as determined by SVB. The credit facility is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the revolving line of credit become due and payable in July 2010. In September 2008, we drew down $2.0 million. As of September 30, 2009, we re-paid the principal balance of $2.0 million and all accrued interest, leaving $0 in outstanding borrowings under the revolving line of credit.

In July 2008, we entered into an amendment to the credit facility which added a term loan whereby we may borrow up to $3.0 million. In September 2008, we drew the entire $3.0 million available under the term loan. Interest on the term loan is calculated at a variable rate equal to the lender’s prime rate plus 1.0%, which is payable on a monthly basis. The term loan principal is due in 36 monthly installments which began in April 2009. We made principal payments of $2.8 million and $3.0 million during the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, we re-paid all outstanding principal and interest, leaving $0 in outstanding borrowings under the term loan.

The credit facility contains negative covenants regarding the operation of our business and financial covenants, including a covenant requiring us to maintain a tangible net worth of $21.0 million. As of September 30, 2009, our tangible net worth was $31.1 million. If we are not able to maintain compliance with our financial covenants, certain terms of the revolving line of credit and term loan will change, including an increase in the applicable interest rate and a limitation on the amounts available for borrowing under the credit facility based on eligible accounts receivable. Further, if we do not maintain a tangible net worth of at least $20.5 million, we will be in default under the credit facility which could allow SVB to accelerate the repayment of the indebtedness under the credit facility. As of September 30, 2009, we were in complete compliance with all of our covenants under the credit facility.

In October 2009, we terminated our existing credit facility with SVB and entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby we may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of October 30, 2009, we did not have any outstanding borrowings under this credit facility.

At September 30, 2009, we had cash and cash equivalents of $21.1 million. In the nine months ended September 30, 2009, we generated $3.0 million of positive cash flow from operations. We believe that our current cash balance, in combination with cash flows from operations and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for the foreseeable future. If we do not realize expected revenue and gross profit margin levels, or if we are unable to manage our operating expenses in line with our revenues, or if we cannot maintain our days sales outstanding accounts receivable level, we may not continue to achieve positive cash flow from operations, in which case we may need to obtain additional financing.

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

The timing and amount of our future capital requirements will depend on many factors, including:

•	the need for additional capital to fund future development programs or sales force expansion;

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcome(s) from current or future litigation and the cost to defend such litigation.

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

Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving lines of credit with SVB and Wells. Under our revolving line of credit with SVB, all outstanding amounts bear interest at a variable rate equal to the lender’s prime rate plus 0.5%. As of September 30, 2009, we had no amounts outstanding and the interest rate under the revolving line of credit with SVB was 4.5%. Under the revolving line of credit with SVB, interest is payable on a monthly basis which may expose us to market risk due to changes in interest rates. Under our revolving line of credit with Wells, all outstanding amounts bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of October 30, 2009, we had no amounts outstanding under the revolving line of credit with Wells. We may be exposed to market risk with respect to the revolving line of credit with Wells due to changes in interest rates.

We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the U.S. government. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At September 30, 2009, our investment portfolio included only money market instruments.

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

Part II.

OTHER INFORMATION

Item 5.	OTHER INFORMATION.

On June 9, 2009, we entered into Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease – Net, or the Second Addendum, with Del Monico Investments, Inc., to extend our corporate headquarters building lease, in Irvine, California, for an additional seventeen months, or through August 31, 2011. We have the option to extend the term of the lease for two additional 12 month periods.

On August 28, 2009, we entered into a Standard Industrial/Commercial Multi -Tenant Lease – Net, or the Lease, with Four-In-One Associates. The Lease provides approximately 13,300 square feet of additional office space in a building adjacent to our corporate headquarters in Irvine, California, for a 24 month term, commencing September 1, 2009 and ending August 31, 2011. This additional space will accommodate the expansion of our research and development activities. The initial monthly rent under the Lease, including common area charges will be approximately $14,364. We have the option to extend the term of the Lease for two additional 12 month periods.

The foregoing descriptions of the Second Addendum and the Lease do not purport to be complete and are qualified in their entirety by reference to the Second Addendum and the Lease, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by this reference.

Item 6.	EXHIBITS.

The following exhibits are filed herewith:

Exhibit Number	Description

1.1	Purchase Agreement dated July 29, 2009 by and between Endologix, Inc. and Piper Jaffray & Co. (Incorporated by reference to Exhibit 1.1 to Endologix Current Report on Form 8-K, filed with the SEC on July 30, 2009).

10.1	Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease – Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009.

10.2	Standard Industrial/Commercial Multi -Tenant Lease – Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date: October 30, 2009	/S/ JOHN MCDERMOTT
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2009	/S/ ROBERT J. KRIST
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit Number	Description

1.1	Purchase Agreement dated July 29, 2009 by and between Endologix, Inc. and Piper Jaffray & Co. (Incorporated by reference to Exhibit 1.1 to Endologix Current Report on Form 8-K, filed with the SEC on July 30, 2009).

10.1	Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease – Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009.

10.2	Standard Industrial/Commercial Multi -Tenant Lease – Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.