Form 10-K
period 2009-12-31
ENDOLOGIX INC /DE/
filed 2010-03-05
CIK 1013606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $86,738,036 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market for June 30, 2009, the last trading date of the Registrant’s most recently completed second fiscal quarter).

On February 10, 2010, approximately 48,680,513 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2010.

ENDOLOGIX, INC.

ANNUAL REPORT ON

Form 10-K

For the Fiscal Year Ended December 31, 2009

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

•	market acceptance of our Powerlink® System;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively manage our anticipated growth;

•	our ability to protect our intellectual property rights and proprietary technology;

•	our ability to effectively develop new or complementary technologies;

•	development and management of our business and anticipated trends of our business;

•	our ability to attract, retain and motivate qualified personnel;

•	our ability to attract and retain customers;

•	our ability to manufacture product to meet demand;

•	the market opportunity for our products and technology;

•	the nature of regulatory requirements that apply to us, our suppliers and competitors and our ability to obtain and maintain any required regulatory approvals;

•	our future capital expenditures and needs;

•	our ability to effectively compete;

•	general economic and business conditions; and

•	other risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

The industry and market data contained in this Annual Report on Form 10-K are based either on our management’s own estimates or on independent industry publications, reports by market research firms or other published independent sources. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness, as industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. Accordingly, you should be aware that the industry and market data contained in this Annual Report on Form 10-K, and estimates and beliefs based on such data, may not be reliable. Unless otherwise indicated, all information contained in this Annual Report on Form 10-K concerning our industry in general or any segment thereof, including information regarding our general expectations and market opportunity, is based on management’s estimates using internal data, data from industry related publications, consumer research and marketing studies and other externally obtained data.

Endologix® and Powerlink® are registered trademarks of Endologix, Inc. IntuiTrak and our logos are trademarks of Endologix, Inc.

PART I

Item 1.	Business

Introduction

We develop, manufacture, market and sell innovative treatments for aortic disorders. Our principal product, the Powerlink System is a minimally invasive device for the treatment of abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is between 50% and 80%, making it a leading cause of death in the United States today.

The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The device consists of a self-expanding cobalt chromium alloy stent cage covered by high density ePTFE. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once the Powerlink ELG is deployed into its proper position, blood flow is shunted away from the weakened or “aneurysmal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrated that implantation of our products reduces the mortality and morbidity rates associated with conventional AAA surgery, as well as provides a clinical alternative for many patients who could not undergo conventional surgery. Sales of our Powerlink System in the United States, Europe, Asia, and South America are the sole source of our reported revenue.

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

For years, physicians have been interested in less invasive methods to treat AAA disease as an alternative to open surgical repair. The high morbidity and mortality rates of this surgery are well documented, and medical pharmacological management for this condition carries the catastrophic risk of aneurysm rupture. Physicians and commercial interests alike began investigating catheter-based alternatives to repair an aneurysm from within, utilizing surgical grafts in combination with stents to exclude blood flow and pressure from the weakened segment of the aorta.

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

We estimate that in 2009 over 200,000 people were diagnosed with AAA in the United States and that approximately 70,000 of those diagnosed underwent aneurysm repair, either via an ELG or via open surgery.

AAAs are generally more prevalent in people over the age of 65 and are more common in men than in women. In addition to the current pool of potential patients, we expect that the number of persons seeking treatment for their condition will increase based on demographic factors. In 2009, the age 65 and over population in the United States numbered approximately 39 million, or 13% of the total population, and is expected to be 71 million by 2030. It is growing at a higher rate than the overall United States population.

Over the next several years, we forecast the United States ELG market to increase by at least 8% per year, and we estimate that up to 75% of AAA procedures will be performed using ELGs by 2013. We estimate that the current total worldwide AAA market is approximately $965 million, with approximately $650 million of the market to be in the United States, and is expected to grow to approximately $1.3 billion by 2013. We expect that the total aortic stent graft market (including thoracic stents, for which we do not currently have an approved product) will grow to $1.8 billion by 2013.

Our Strategy

Our objective is to become a leader in the development and commercialization of innovative and cost effective products for the treatment of aortic disorders. Key elements of our strategy to accomplish this objective are as follows:

•	Focus exclusively on the aorta and become the industry expert in the treatment of aortic disorders;

•	Provide innovative, less invasive devices for the treatment of aortic disorders with exceptional clinical results;

•	Provide excellent clinical and technical support to physicians worldwide by building an experienced, knowledgeable and well-funded sales and marketing organization.

Our Products

Powerlink System

Our principal product is the Powerlink System for the treatment of AAA. The device consists of a self-expanding cobalt chromium alloy stent cage covered with high density ePTFE. The Powerlink ELG is implanted in the abdominal aorta, gaining access through a small incision into the femoral artery. Once the Powerlink ELG is deployed into its proper position, blood flow is shunted away from the weakened, or aneurysmal, section of the aorta, reducing pressure and the potential for the aorta to rupture.

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

•

Anatomical Fixation. The Powerlink System is unique in that the placement of the stent graft on the aortoiliac bifurcation provides anatomical fixation of the long main body device with the aortic extension providing seal at the infrarenal neck.

•

Fully Supported. The main body and limbs of the Powerlink System are fully supported by a cobalt chromium alloy stent. The cobalt chromium stent greatly reduces or eliminates the risk of kinking of the stent graft in even tortuous anatomies, eliminating the need for additional procedures or costly peripheral stents. Kinking may result in reduced blood flow and limb thrombosis.

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

•

Single Wire and Long Main Body Design. The long main body of the stent cage is made of a continuous wire which provides longitudinal support and enables placement of the device on the aortic bifurcation, which minimizes the risk of migration.

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

Clinical Trials

We continue to conduct clinical trials for other products related to the Powerlink System. In November 2009, we received an Investigational Device Exemption conditional approval from the FDA to begin a prospective, multicenter, randomized clinical trial for a bilateral percutaneous approach to AAA repair. We plan to initiate this trial in the first quarter of 2010. The total cost of the trial is expected to be approximately $1.5 million, with the majority of costs incurred in 2010. We expect to enroll 150 patients at 20 domestic clinical sites.

Research and Development

We spent $6.6 million in 2009, $6.1 million in 2008, and $6.4 million in 2007, on research and development, including clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Our research and development activities have focused, or are expected to focus, on technology that makes our existing products easier to use, developing products to treat patients with AAA that are not able to be treated endovascularly due to limitations of currently marketed products and new technologies to address AAA and other aortic disorders, such as stent grafts for the thoracic region of the aorta. Historically, we have focused on developing the Powerlink System for infrarental AAA, however, we believe that we will need to continue to devote more resources to new technologies for AAA and aortic disorders, such as juxtarenal and thoracic aneurysms, to continue to grow our business. Completing these new product development activities will likely require significant cash resources and could take many years to complete, if at all.

Marketing and Sales

We sell and market products both in the United States and internationally. We sell our products in the United States through a direct sales force and internationally through exclusive independent distributors. As of February 10, 2010, we marketed our products in 25 countries outside of the United States through 12 active independent distributors.

United States. We market the Powerlink System in the United States through a direct sales force consisting of just over 50 sales territories as of December 31, 2009 and we plan to add 30% more territories by the end of 2010. As of February 10, 2010, 50 of these territories were filled. The primary customer and decision maker for these devices in the United States is the vascular surgeon. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals in the United States which perform endovascular aneurysm repair. We devote significant resources to the training of our sales representatives, including educational programs on their interactions with physicians. Approximately 83% of our revenues for the year ended December 31, 2009 were generated from product sales in the United States.

Europe. The market for ELGs in Europe is influenced by vascular surgeons, interventional radiologists and, to a lesser extent, interventional cardiologists who perform catheter directed treatment of AAA. The European market is less concentrated than the U.S. market. We have obtained the right to affix a CE mark to our family of Powerlink System products. Europe represents a smaller market opportunity due to capitated hospital budgets and a selling price that is typically less than in the United States. Approximately 6% of our revenues for the year ended December 31, 2009 were generated from product sales in Europe. In addition, we have obtained regulatory approval but have not initiated the distribution process in several other countries, including Norway, Poland, Portugal, and Spain. We may or may not pursue these markets depending on the availability of a suitable distribution partner.

Asia. We commenced commercial sales in Japan in February 2008 after receipt of Shonin approval. We also commenced commercial sales in China in 2009 after receiving regulatory approval. Approximately 5% of our revenues for the year ended December 31, 2009 were generated from product sales in Asia.

South America and Mexico. We have obtained regulatory approval and have active distribution partners in a number of countries, including Argentina, Brazil, Chile, Colombia, and Mexico. Approximately 6% of our revenues for the year ended December 31, 2009 were generated from product sales in South America.

Manufacturing and Supply

All of our products are manufactured, assembled, packaged and sterilized at our 30,200 square foot leased facility in Irvine, California. Our current manufacturing process is labor intensive and involves shaping and forming a cobalt chromium stent, producing the high density ePTFE graft material to form the outside of the device, suturing the graft material on to the stent, and loading the device into a delivery catheter.

In April 2007, we received FDA approval to manufacture high density ePTFE graft material used for the Powerlink System. Beginning in 2008, we manufactured all of our requirements for this graft material. Our cost to manufacture this graft material is significantly lower than our cost previously paid to a third party supplier of the graft material, which positively impacted our gross margins for sales of the Powerlink System.

We rely on third parties for the supply of certain components used in our products, such as wire used to form our cobalt chromium alloy stent cage. We outsource the manufacturing of these components as it allows us have relationships with suppliers who have appropriate competencies while minimizing our capital investment and costs. Our third party manufacturers are required to meet FDA and/or ISO 13485 and other quality standards. We do not have long term supply arrangements with our suppliers. While we obtain some of these components from single source suppliers, we believe there are alternative vendors for the supply of these components.

Patents and Proprietary Information

We believe that the protection of our intellectual property and proprietary information is a key to being able to effectively compete. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the AAA area, we have 18 United States patents issued, including 393 claims, and 21 pending United States patent applications. Our current AAA related patents begin expiring in 2017 and the last patent expires in 2019. We intend to continue to file for patent protection to strengthen our intellectual property position as we continue to develop our technology.

In addition to our AAA intellectual property, we own or have the rights to 36 issued United States patents, one issued European patent, and one issued Japanese patent, and two pending United States patent applications relating to intravascular radiation, stents, and various catheter or intravascular technologies. The non-AAA patents begin expiring in 2012 and the last patent expires in 2018.

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

Competition

The medical device industry is marked by intense competition. Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the market for AAA devices are:

•	clinical effectiveness;

•	product safety, reliability and durability;

•	ease of use;

•	distribution capability; and

•	price.

We experience significant competition in the endovascular graft market and we expect that the intensity of competition will increase over time. Three manufacturers, Medtronic Inc., W.L. Gore Inc., and Cook Medical Products, Inc. have obtained FDA marketing approval for their endovascular stent grafts. However, we believe that our technology offers clinical advantages over these other currently available technologies. The cardiovascular device industry is marked by rapid technological improvements and, as a result, physicians are open to improved designs. Significant market share and revenue can be captured by designs demonstrating superior clinical outcomes. We believe deliverability of the device, dependability of the clinical results and the durability of the product design are the most important product characteristics. The Powerlink System is the only available AAA device that provides anatomical fixation and gives physicians the choice of either infrarenal or suprarenal proximal extensions.

The following chart details the stent graft characteristics of the minimally-invasive AAA stent grafts being sold in the United States.

FDA Approved

Stent Graft Characteristics

Manufacturer/Product Name	Design	Fixation
Endologix/ Powerlink	Long main body, short limbs	Radial force and anatomical fixation
Medtronic/ Talent	Short main body, long modular limbs	Radial force and suprarenal stent
Cook/ Zenith	Short main body, long modular limbs	Radial force, suprarenal stent and barbs
WL Gore/ Excluder	Short main body, long modular limbs	Radial force and barbs

In addition to the competitors mentioned above, Terumo-Vascutek, Trivascular, Nellix, Aptus, Cordis and Lombard Medical are believed to have active development programs.

Most of our existing competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing, marketing, and sales. In addition, many of our competitors have multiple product offerings, which some physicians may find more convenient. We also compete with other medical device companies for clinical sites and for the hiring of qualified personnel, including sales representatives.

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

In October 2000, the CMS issued a guideline regarding the proper coding of our procedures for billing purposes. CMS instructed that code 39.71, for endovascular graft repair of aneurysm, be utilized. For purposes of hospital reimbursement, the majority of patients using the Powerlink System will be classified under DRG 237, Major Cardiovascular Procedures with Complication/ Co morbidity. In the latest data published by CMS, the national average reimbursement for DRG 237, which includes hospital costs, approximated $27,250. In Europe, reimbursement for the procedure, including the device, typically comes from the hospital’s general fund and is usually from about one-half to three-quarters of the reimbursement available in the United States.

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

Government Regulation

United States

Our products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are used in life-sustaining or life-supporting implantable devices. Class III devices require rigorous clinical testing prior to their approval and generally require a PMA or PMA supplement approval prior to their sale.

If a medical device manufacturer can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to an unclassified device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) notification, the manufacturer may not place the device into commercial distribution in the United States until an order is issued by the FDA.

Manufacturers must file an investigational device exemption (IDE) application if human clinical studies of a device are required and if the FDA considers experimental use of the device to represent significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and mechanical testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights.

Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as literature to establish the safety and effectiveness of the device. The Powerlink System was approved through this PMA process.

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with Quality System Records, or QSR, regulations. These regulations require that we manufacture our products and maintain related documentation in a proscribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facility. Further, the FDA requires us to comply with various FDA regulations regarding labeling. The Medical Device Reporting laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for “off-label” purposes.

We are subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices.

International

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

In December 1998, we received ISO 9001:1994/ EN46001:1996 certification from our Notified Body with respect to the manufacturing of all of our products in our facilities. In September 2002, we received ISO 9001:1994/ EN46001:1996 and ISO 13485:1996 certification. In December 2005, we received ISO13485:2003 certification. We are subject to continued surveillance by our Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. We also must comply with additional requirements of individual countries in which our products are marketed.

Fraud and Abuse

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the “safe harbors,” which began in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment.

Product Liability

The manufacture and marketing of medical devices carries the risk of financial exposure to product liability claims. Our products are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $10 million per occurrence and $10 million per year in the aggregate subject to usual self insured retention amounts.

Employees

As of December 31, 2009, we had 197 employees, including 91 in manufacturing, 13 in research and development, nine in regulatory and clinical affairs, 70 in sales, marketing and customer service and 14 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

General Information

We were incorporated in California in March 1992 under the name Cardiovascular Dynamics, Inc. and reincorporated in Delaware in June 1993. In January 1999, we merged with privately held Radiance Medical Systems, Inc. and changed our name to Radiance Medical Systems, Inc. and in May 2002, we merged with privately held Endologix, Inc., and changed our name to Endologix, Inc. Our principal executive office is located at 11 Studebaker, Irvine, California and our telephone number is (949) 595-7200. Our website is located at www.endologix.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part hereof.

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

All of our revenue is generated from the Powerlink System, and any declines in the sale of this product will negatively impact our business.

We have focused heavily on the development and commercialization of a single technology, the Powerlink System, because of limited resources. If we are unable to continue to achieve market acceptance of the Powerlink System and do not achieve sustained positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines. In addition, if we are unable to market the Powerlink System as a result of failure to maintain regulatory approvals, we would lose our only source of revenue and business would be negatively affected.

Our success depends on the growth in the number of AAA patients treated with endovascular devices.

In the United States, over 200,000 new diagnoses of AAA are made each year. In 2009, approximately 70,000 AAA patients were treated by either endovascular repair or by open surgery. Our success with our Powerlink System will depend on an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving endovascular, as opposed to open surgical procedures. Initiatives to increase screening for AAA are underway but are out of our control and such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA, could negatively impact sales of the Powerlink System.

Our success depends on convincing physicians to use the Powerlink System in more endovascular AAA procedures.

We believe that physicians may have chosen to use our Powerlink System for AAA procedures that involved abnormal vasculatures, such as those with difficult neck anatomies, while using competitive products for more normal vasculatures. We believe physicians did not choose the Powerlink System for these more common endovascular AAA procedures primarily as result of the perception of the ease of use of competitive products versus the Powerlink System. However, with the introduction of our IntuiTrak delivery system, we believe that physicians will be more willing to use the Powerlink System in a wider variety of endovascular AAA procedures. However, if we are unable to convince physicians of the ease of use of the Powerlink System and IntuiTrak compared to competitive products, we may not be able to achieve our anticipated growth and our business could be negatively impacted.

Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.

Sales of our products outside the United States represented approximately 17% of our revenue in 2009. During 2009, we sold our products through twelve distributors located in the following countries outside of the United States: Argentina, Brazil, Chile, Colombia, Germany, Greece, Ireland, Italy, Japan, Mexico, China, and Turkey. The sales territories authorized within these various distribution agreements cover a total of twenty five countries. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

If we experience any of these risks, our sales in international countries may be harmed and our results of operations would suffer.

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

The global financial markets have experienced unprecedented levels of volatility. Our ability to generate cash flows from operations or enter into or maintain existing financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers, deterioration in our key financial ratios, maintenance of compliance with financial covenants in existing credit agreements, or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic downturn have not meaningfully impaired our ability to access credit markets or meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenues and results of operations may fluctuate due to, among others, the following reasons:

•	physician acceptance of the Powerlink System;

•	the conduct and results of clinical trials;

•	the timing and expense of obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	the introduction of new products by our competitors;

•	supplier, manufacturing or quality problems with our devices;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in third-party payors’ reimbursement policies.

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

We believe that our growth will depend, in significant part, on our ability to develop new technologies for the treatment of AAA and other aortic disorders and technology complementary to the Powerlink System. Our existing resources may not allow us to conduct all of the research and development activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future to finance these activities. If we are unable to raise funds on favorable terms, or at all, we may not be able to increase our research and development activities and the growth of our business may be negatively impacted.

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

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate physicians and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	be fully FDA-compliant with marketing of new devices or modified products;

•	provide adequate training to potential users of our products;

•	receive adequate coverage and reimbursement for procedures performed with our products; and

•	develop an effective and FDA-compliant, dedicated marketing and distribution network.

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

We are currently conducting clinical trials and will likely need to conduct additional clinical trials in the future in support of new product approvals or approval for new indications for use. Clinical testing is expensive, typically takes many years and has an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed or halted for numerous reasons, including, but not limited to, the following:

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

Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use.

If any future acquisitions or business development efforts are unsuccessful, our business may be harmed.

As part of our business strategy, we may acquire other companies, technologies and product lines to maintain our objectives of developing or acquiring innovative technologies. Acquisitions involve numerous risks, including the following:

•	the possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges;

•

difficulties in integration of the operations, technologies, and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business;

•	the assumption of certain known and unknown liabilities of the acquired companies; and

•	difficulties in retaining key relationships with shareowners (employees), customers, partners and suppliers of the acquired company.

In addition, we may invest in new technologies that may not succeed in the marketplace. If they are not successful, we may be unable to recover our initial investment, which could include the cost of acquiring the license, funding development efforts, acquiring products or purchasing inventory. Any of these would negatively impact our future growth and cash reserves.

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

Our currently marketed products have been cleared by the FDA for specific treatments and anatomies. We cannot, however, prevent a physician from using our products outside of those indications cleared for use, known as off-label use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force not to promote our products for off-label uses. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by FDA to have engaged in the promotion of any our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could harm our business and results of operations and cause our stock to decline.

If we fail to develop and grow our direct sales force, our business could suffer.

We have a nationally staffed direct sales force and we utilize a network of third-party distributors for sales outside of the United States. As we launch new products and increase our marketing efforts with respect to existing products, we will need to retain and develop our direct sales personnel to build upon their experience, tenure with our products, and their business relationships. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate, develop, and retain qualified sales personnel and thereby grow our sales force, we may not be able to maintain or increase our revenues.

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

We depend upon the experience and expertise of our executive management team. The competition for executives, as well as for skilled product development and technical personnel and sales representatives, in the medical device industry is intense and we may not be able to retain or recruit the personnel we need. If we are not able to attract and retain existing and additional highly qualified management, sales, regulatory, clinical and technical personnel, we may not be able to successfully execute our business strategy.

If we fail to properly manage our anticipated growth, our business could suffer.

We may experience periods of rapid growth and expansion, which could place a significant strain on our limited personnel, information technology systems, and other resources. In particular, the increase in our direct sales force requires significant management and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must successfully increase production output as required by customer demand. We may in the future experience difficulties in increasing production, including problems with production yields and quality control and assurance, component supply, and shortages of qualified personnel. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues. Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems, and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We have a history of operating losses and may be required to obtain additional funds.

We have a history of operating losses, and although we expect to generate positive cash flow from operations in 2010, we may not be able to continue to do so. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

Currently, we rely solely on an in-house manufacturing process to produce graft material, which is a primary component for the Powerlink System. Our reliance on a sole source exposes our operations to disruptions in supply caused by:

•	failure to comply with quality or regulatory requirements;

•	fire, flood or earthquake, or other natural disaster; and

•	a supply interruption in the underlying raw material for the process.

Although we attempt to retain a significant stock of the graft material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in our process to manufacture graft material may cause us to halt or experience a disruption in manufacturing the Powerlink System. Because we do not have alternative suppliers, our sales and operating results would be harmed in the event of a disruption.

We rely on a single vendor to supply certain components for the Powerlink System, and any disruption in our supply could delay or prevent us from producing the product for sale.

Currently, we rely on certain vendors as a sole source to supply us with certain primary components for the Powerlink System. Our reliance on a sole source supplier exposes our operations to disruptions in supply caused by:

•	failure to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, floods or earthquakes;;

•	a supply shortage experienced by our sole source suppliers; and;

•	the fiscal health and manufacturing strength of our sole source suppliers.

Although we retain significant stock in sole source components, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in supply from our sole source suppliers.

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

The average daily trading volume in our common stock for the year ended December 31, 2009 was approximately 190,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Currently, we lease two adjacent facilities aggregating approximately 43,500 square feet in Irvine, California under separate lease agreements that expire in August 2011 and may be renewed for two additional twelve month periods, at our option. We believe that our current facilities will be adequate and suitable for our operations through the current lease term.

Item 3.	Legal Proceedings

We are involved in various claims and legal proceedings of a nature considered normal to our business, including product liability, intellectual property, employment and other matters.

We are involved in litigation with Cook Medical Incorporated, or Cook, alleging that the we infringe two of Cook’s patents, one of which was granted in 1991 and the other in 1998. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana, on October 8, 2009. In December 2009, the United States Patent Office, or PTO, granted our request for a reexamination of the two patents asserted by Cook in the lawsuit, and in January 2010, the United States District Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its re-examination process and concluded that one of the two patents in question was invalid, while the validity of the second was upheld. At this date, the legal proceedings remain stayed.

Item 4.	Not used

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “ELGX.” The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2008
First Quarter	$3.31	$2.20
Second Quarter	3.16	2.25
Third Quarter	2.95	1.82
Fourth Quarter	2.35	0.85
Year Ended December 31, 2009
First Quarter	$2.25	$1.08
Second Quarter	3.51	2.05
Third Quarter	6.25	3.28
Fourth Quarter	6.27	4.05

On February 10, 2010, the closing sale price of our common stock on the NASDAQ Global Market was $4.19 per share and there were 216 record holders of our common stock.

Dividend Policy

We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility prohibit us from paying cash dividends without the lender’s consent.

Item 6.	Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the fiscal years ended December 31, 2009, 2008, and 2007 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$52,441	$37,631	$27,017	$14,422	$6,889

License	—	33	754	250	250

Total revenue	52,441	37,664	27,771	14,672	7,139

Cost of product sales	13,181	10,380	10,539	6,330	3,859

Gross profit	39,260	27,284	17,232	8,342	3,280
Operating costs and expenses:
Research and development	6,569	6,082	6,381	6,765	5,817
Marketing and sales	26,483	23,794	20,142	14,579	8,794
General and administrative	8,550	9,455	6,371	5,585	4,801
Termination of supply agreement	—	—	550	—	—

Total operating costs and expenses	41,602	39,331	33,444	26,929	19,412

Loss from operations	(2,342)	(12,047)	(16,212)	(18,587)	(16,132)

Total other income(expense)	(92)	55	1,137	1,044	614

Net loss	$(2,434)	$(11,992)	$(15,075)	$(17,543)	$(15,518)

Basic and diluted net loss per share	$(0.05)	$(0.28)	$(0.35)	$(0.44)	$(0.46)

Shares used in computing basic and diluted net loss per share	45,194	43,045	42,796	40,010	33,951

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash and cash equivalents	$24,065	$8,111	$9,228	$6,771	$8,691
Marketable securities available-for-sale	—	—	—	13,417	8,959
Working capital	31,035	15,876	18,365	26,933	22,520
Total assets	51,292	37,263	40,043	52,686	47,944
Long term debt	83	4,250	—	—	—
Accumulated deficit	(146,164)	(143,730)	(131,738)	(116,663)	(99,120)
Total stockholders’ equity	42,854	25,817	34,675	46,505	42,207

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the development, manufacturing, marketing and sale of minimally invasive treatments for aortic disorders. Our primary focus is the marketing and sale of the Powerlink System, a catheter-based alternative treatment to surgery for AAA. Beginning in 2009, our sole source of revenue is sales of the Powerlink System. Prior to 2009, we also generated license revenue from the licensing of our technology from our previous line of business.

For the year ended December 31, 2009, we had net sales of $52.4 million, which was an increase of approximately 39% from the year ended December 31, 2008, and incurred a net loss of $2.4 million. As of December 31, 2009, we had an accumulated deficit of approximately $146.2 million. We have experienced year over year sales growth since the commercial launch of the Powerlink System in the United States in 2004. We now sell our products in the United States, Europe, Asia and South America.

As a result of our history of operating losses, we had limited resources with which to develop additional products beyond the Powerlink System. However, in 2009 we generated approximately $5 million of cash flow from operations and received approximately $14.7 million net proceeds from a public offering of our common stock, as well as entered into a new long term credit facility whereby we may borrow up to $10 million. Based on this increase in capital resources, we have the ability to increase our research and development efforts to develop new technologies for the treatment of aortic disorders, which we believe is vital to the future growth of our business.

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

For domestic sales, we generally recognize revenue upon completion of a procedure, when our product is implanted in a patient. For international sales, we recognize revenue at the time of shipment of our products to a distributor.

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

Stock-based compensation

We recognize compensation expense over a stock option award’s vesting period based on the award’s fair value at the date of grant. We use the Black-Scholes option pricing model to value stock option grants. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and the option’s expected life. The financial statements include such amounts based on our best estimates and judgments.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Product Sales. Sales increased 39% to $52.4 million in 2009 from $37.6 million in 2008 primarily due to the increased productivity of our sales force, the introduction of new products including Powerlink XL, our suprarenal proximal extension, and the IntuiTrak delivery system, and increased physician acceptance of the Powerlink System. Domestic sales increased from $31.9 million to $43.7 million, and sales to distributors outside the United States increased from $5.7 million in 2008 to $8.8 million in 2009. This increase was driven primarily by the introduction of IntuiTrak to most of our international distributors. Additionally, we had higher sales to our distributors in South America and Japan and an initial sale generating stocking order from our distributor in China.

We expect that product sales will increase in 2010 by an estimated 18% to 26% from 2009, to $62 million to $66 million. Based on the timing of new product launches and continued improvements in sales force productivity, we expect that the majority of the revenue growth will be weighted in the second half of the year. Outside the United States, we expect growth in each of our major markets of Europe, Asia, and South America.

Cost of Product Revenue. The cost of product revenue, which includes labor, overhead, materials and parts, rent, depreciation, small tools and supplies, samples for destructive testing, and utilities, among other items, increased 27% from $10.4 million in 2008 to $13.2 million in 2009. The increase is primarily attributable to an increase in the volume of Powerlink System sales, partially offset by efficiencies in our manufacturing process.

Gross Profit. Gross profit increased 44% to $39.3 million in 2009 from $27.3 million in 2008. The increase in gross profit resulted from higher product sales in 2009 as compared to 2008 and from a favorable product mix due to new product introductions, which have a higher average selling price. Gross profit as a percentage of revenue increased to 75% in 2009 from 72% in 2008 for these reasons.

We believe that gross profit dollars will increase in 2010 due to higher commercial sales of the Powerlink System both in and outside of the United States. We also expect that gross profit as a percentage of product revenues will increase due to efficiencies from higher manufacturing volumes required to support sales growth.

Research, Development and Clinical. Research, development and clinical expenses increased by 8% to $6.6 million from $6.1 million in 2008. The increase primarily resulted from costs associated with the development of new products for the treatment of aortic disorders.

We expect that these expenses will significantly increase in 2010 as we pursue opportunities to develop additional new products for the treatment of aortic disorders and costs associated with the bilateral percutaneous clinical trial. We also expect expenses to increase in subsequent years as we increase our new product development activities.

Marketing and Sales. Marketing and sales expenses increased by 11% to $26.5 million from $23.8 million in 2008. This increase was due to higher sales commission payouts on the 37% growth in domestic sales revenue and an increase in marketing efforts related to our product launches in 2009.

We expect that marketing and sales expense will increase in 2010 due to higher commission expense on the expected increase in sales and due to higher compensation costs associated with the expected increase in the number of sales territories by approximately 30% by the end of 2010.

General and Administrative. General and administrative expenses decreased by 10% to $8.6 million from $9.5 million in 2008. The decrease was primarily due to $700,000 in costs associated with our chief executive officer succession, which occurred in May 2008, and significant legal fees that occurred in 2008. These reductions were partially offset by higher stock based compensation charges and incentive comepensation accruals based on performance metrics in 2009. We expect that general and administrative expenses in 2010 will be approximately unchanged from 2009.

Other Income/(expense). Other income/(expense) decreased 267% to ($92,000) in 2009 from $55,000 in 2008. An increase in interest income was offset by expenses related to interest expense incurred in the first three quarters of 2009.

We expect that other income will increase due to interest income on a higher average cash balance in 2010, and lower interest expense.

Comparison of Years Ended December 31, 2008 and 2007

Product Sales. Sales increased 39% to $37.6 million in 2008 from $27.0 million in 2007 primarily due to the increased productivity of our domestic field sales personnel, and the introduction of our suprarenal proximal extensions and Powerlink XL products. Domestic sales increased from $23.0 million to $31.9 million, and sales to distributors outside the United States increased from $4.0 million in 2007 to $5.7 million in 2008. This increase was primarily due to sales to our distributor in Japan, as well as an increase in sales to distributors in South America.

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

General and Administrative. General and administrative expenses increased by 48% to $9.5 million from $6.4 million in 2007. The increase was due primarily to increases in patent and legal fees, settlement of the legal dispute with Cook, our chief executive officer succession process, and our analysis and response to the unsolicited acquisition proposal from Elliott Associates. In addition, stock based compensation expense totaled $1.4 million in 2008 as compared to $894,000 in 2007.

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

Liquidity and Capital Resources

For the years ended December 31, 2009 and 2008, we incurred net losses of $2.4 million and $12.0 million, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $146.2 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In August 2009, we completed a sale of our common stock that resulted in net proceeds of approximately $14.8 million. In 2009, we began to generate positive cash flows from operations for the first time in our history.

In October 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby we may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of December 31, 2009, we did not have any outstanding borrowings under this credit facility and we were in compliance with all covenants.

At December 31, 2009, we had cash and cash equivalents of $24.1 million. We generated $5.0 million of operating cash flow in 2009. We believe that our current cash balance, in combination with cash flows from operations and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for the foreseeable future. If we do not realize expected revenue and gross profit margin levels, are unable to manage our operating expenses in line with our revenues, cannot maintain our days sales outstanding accounts receivable level, we may not continue to achieve positive cash flow from operations, we may need to obtain additional financing.

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

The timing and amount of our future capital requirements will depend on many factors, including:

•	the need for additional capital to fund future development programs or sales force expansion;

•	the need for additional capital to fund business development acquisition(s);

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcome(s) from current or future litigation and the cost to defend such litigation.

If we are required to obtain additional financing, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution for our stockholders, in the case of an equity financing, or may contain burdensome restrictions on the operations of our business, in the case of debt financing.

Accounts Receivable. Trade accounts receivable, net, increased 31% to $8.3 million at December 31, 2009 from $6.4 million at December 31, 2008. The increase was due to the 39% increase in product sales in 2009.

Inventories. Inventories decreased 22% to $5.5 million at December 31, 2009 from $7.1 million at December 31, 2008. The decrease was primarily the result of a lower cost basis of the ePTFE graft material and the complete transition to the Intuitrak product line.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 34% to $7.2 million at December 31, 2009 from $5.4 million at December 31, 2008. The increase is primarily attributable higher accruals in 2009 related to incentive bonus and commission programs and higher accrued legal services

Cash Provided by/(Used in) Operations. In 2009, cash provided by operations was $5.0 million as compared to cash used in operations of ($6.0) in 2008. The change was primarily attributed to a higher sales volume and improved inventory turns.

Cash Used in Investing Activities. Cash used in investing activities decreased to $98,000 for the year ended December 31, 2009 from $447,000 for the year ended December 31, 2008. The change was due to the elimination of a restricted cash requirement of $500,000 from our primary lender.

Cash Provided by Financing Activities. Cash provided by financing activities was $11.5 million for the year ended December 31, 2009 from $5.5 million for the year ended December 31, 2008, primarily as a result of our equity offering of $14.8 million in 2009. In 2008, we borrowed $5.0 million, which was repaid in 2009.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Commitments

As of December 31, 2009, expected future cash payments related to contractual obligations were as follows:

	Total	2010	2011	2012	2013	2014
	(In thousands)
Contractual Obligations:
Operating lease obligations	$925	$512	$353	$25	$20	$15
Long term debt	162	79	83
Interest expense on borrowings	8	6	2

Total	$1,095	$597	$438	$25	$20	$15

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Codification, or ASC, FASB ASC topic 805, “Business Combinations” (ASC 805). ASC 805 is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2009, the adoption of ASC 805 had no impact on our consolidated financial statements.

In December 2007, the FASB issued FASB ASC topic 810, “Consolidation” (ASC 810). ASC 810 requires that noncontrolling interests be reported as stockholders equity. ASC 810 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. ASC 810 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2009, the adoption of ASC 810 had no impact on our consolidated financial statements.

In April 2008, the FASB issued FASB ASC topic 350, “Intangibles-Goodwill and Other” (ASC 350), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” ASC 350 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and it is effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. As of December 31, 2009, the adoption of ASC 350 had no impact on our consolidated financial statements.

In June 2008, the FASB issued FASB ASC topic 260, “Earnings Per Share” (ASC 260). ASC 260 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. As of December 31, 2009, the adoption of ASC 260 had no impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility. Under our revolving credit facility all outstanding amounts bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of December 31, 2009, we had no amounts outstanding under the revolving line of credit. We may be exposed to market risk with respect to the revolving line of credit due to changes in interest rates.

We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2009, our investment portfolio consisted of money market instruments.

Foreign Currency Transaction Risk. We do not currently have material foreign currency exposure as the majority of our assets are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the years ended December 31, 2009, 2008, and 2007, we recorded ($49,000), $194,000, and $51,000, respectively, of foreign currency transaction gains (losses).

Item 8.	Financial Statements and Selected Quarterly Financial Data

The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Summarized Quarterly Data

(Unaudited)

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2009:
Total revenues	$11,834	$13,168	$13,777	$13,662
Gross profit	8,929	9,912	10,118	10,301
Net loss	(1,177)	(425)	(156)	(676)
Basic and diluted net loss per share	(0.03)	(0.01)	(0.00)	(0.01)
2008:
Total revenues	$8,329	$9,273	$9,383	$10,679
Gross profit	5,798	6,719	6,923	7,844
Net loss	(3,692)	(3,762)	(2,962)	(1,576)
Basic and diluted net loss per share	(0.09)	(0.09)	(0.07)	(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of such date, were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2010.

Item 11.	Executive Compensation

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2010.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (c)
Equity compensation plans approved by security holders:
2006 Stock Incentive Plan	4,940,302	$2.83	717,561
1996 Stock Option/ Stock Issuance Plan	1,206,342	$5.23	—
2006 Employee Stock Purchase Plan	—	—	1,031,981
Equity compensation plans not approved by security holders:
1997 Supplemental Stock Option Plan	4,500	$7.00	—
Total	6,151,144	$3.30	1,749,542

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

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2010.

Item 14.	Principal Accountant Fees and Services

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2000 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2008 and 2007

Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007

2. Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.2(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.3(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.4(2)	Form of Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.5(2)	Form of Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on June 17, 2009).

10.7	Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

10.8	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

Exhibit Number	Description

10.8.1	Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease — Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2009).

10.9	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.13 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2007).

10.9.1	First Amendment to Loan and Security Agreement, dated as of July 22, 2008, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on July 28, 2008).

10.9.2	Second Amendment to Loan and Security Agreement, dated as of March 3, 2009, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 99.1 to Endologix Current Report on Form 8-K, filed with the SEC on March 5, 2009).

10.10(2)	Offer Letter, dated April 28, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 16, 2008).

10.11(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.12(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and Robert J. Krist (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.13(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and Stefan G. Schreck, Ph.D. (Incorporated by reference to Exhibit 10.3 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.14(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and Janet Fauls (Incorporated by reference to Exhibit 10.4 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.15	Standard Industrial/Commercial Multi -Tenant Lease — Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2009).

10.16	Credit Agreement, dated October 30, 2009, by and between Endologix and Wells Fargo Bank, National Association.

10.17	Employment Agreement, dated as of April 13, 2009, by and between Endologix, Inc. and Joseph DeJohn.

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

By:	/S/ JOHN MCDERMOTT
John McDermott
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 5, 2010

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

Signature	Title	Date

/s/ JOHN MCDERMOTT	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010
(John McDermott)

/S/ ROBERT J. KRIST	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 5, 2010
(Robert J. Krist)

/S/ FRANKLIN D. BROWN	Chairman of the Board	March 5, 2010
(Franklin D. Brown)

/S/ RODERICK DE GREEF	Director	March 5, 2010
(Roderick de Greef)

/S/ DAN LEMAITRE	Director	March 5, 2010
(Dan Lemaitre)

/S/ PAUL MCCORMICK	Director	March 5, 2010
(Paul McCormick)

/S/ JEFFREY F. O’DONNELL	Director	March 5, 2010
(Jeffrey F. O’Donnell)

/s/ GREGORY D. WALLER	Director	March 5, 2010
(Gregory D. Waller)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Endologix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California

March 5, 2010

ENDOLOGIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,065	$7,611
Restricted cash equivalents	—	500
Accounts receivable, net of allowance for doubtful accounts of $97 and $72	8,342	6,371
Other receivables	3	3
Inventories	5,540	7,099
Other current assets	389	443

Total current assets	38,339	22,027

Property and equipment, net	2,089	2,993
Goodwill	4,631	4,631
Intangibles, net	6,104	7,508
Other assets	129	104

Total assets	$51,292	$37,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,225	$5,401
Current portion of long term debt	79	750

Total current liabilities	7,304	6,151
Long-term liabilities:
Long term debt	83	4,250
Other long-term liabilities	1,051	1,045

Total long-term liabilities	1,134	5,295

Total liabilities	8,438	11,446

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 49,152,000 and 44,365,000 shares issued, and 48,657,000 and 43,870,000 outstanding	49	44
Additional paid-in capital	189,656	170,239
Accumulated deficit	(146,164)	(143,730)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive loss	(26)	(75)

Total stockholders’ equity	42,854	25,817

Total liabilities and stockholders’ equity	$51,292	$37,263

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue:
Product	$52,441	$37,631	$27,017
License	—	33	754

Total revenue	52,441	37,664	27,771

Cost of sales:
Cost of product revenue	13,181	10,380	10,539

Gross profit	39,260	27,284	17,232

Operating costs and expenses:
Research and development	6,569	6,082	6,381
Marketing and sales	26,483	23,794	20,142
General and administrative	8,550	9,455	6,371
Termination of supply agreement	—	—	550

Total operating costs and expenses	41,602	39,331	33,444

Loss from operations	(2,342)	(12,047)	(16,212)

Other income(expense):
Interest income	48	170	664
Interest expense	(192)	(106)	—
Other income(expense), net	52	(9)	473

Total other income(expense)	(92)	55	1,137

Net loss	$(2,434)	$(11,992)	$(15,075)

Basic and diluted net loss per share	$(0.05)	$(0.28)	$(0.35)

Shares used in computing basic and diluted net loss per share	45,194	43,045	42,796

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
	(In thousands)
Balance at December 31, 2006	43,144	$43	$163,698	$(116,663)	$(661)	$88	$46,505

Exercise of common stock options	123	—	228	—	—	—	228
Employee stock purchase plan	180	—	491	—	—	—	491
Amortization of stock compensation expense	—	—	2,430	—	—	—	2,430
Grant of stock awards	6	—	23	—	—	—	23
Amortization expense of non-employee stock options	—	—	42	—	—	—	42
Net loss	—	—	—	(15,075)	—	—	(15,075)	(15,075)
Unrealized holding loss arising during the period	—	—	—	—	—	(3)	(3)	(3)
Unrealized exchange rate gain	—	—	—	—	—	34	34	34

Balance at December 31, 2007	43,453	$43	$166,912	$(131,738)	$(661)	$119	$34,675	$(15,044)

Exercise of common stock options	30	—	29	—	—	—	29
Employee stock purchase plan	357	—	480	—	—	—	480
Amortization of stock compensation expense	—	—	2,381	—	—	—	2,381
Grant of restricted stock	525	1	5	—	—	—	6
Amortization expense of restricted stock	—	—	432	—	—	—	432
Net loss	—	—	—	(11,992)	—	—	(11,992)	(11,992)
Unrealized exchange rate loss	—	—	—	—	—	(194)	(194)	(194)

Balance at December 31, 2008	44,365	$44	$170,239	$(143,730)	$(661)	$(75)	$25,817	$(12,186)

Exercise of common stock options	238	—	782	—	—	—	782
Employee stock purchase plan	489	1	785	—	—	—	786
Sale of Common Stock	3,900	4	14,773	—	—	—	14,777
Amortization of stock compensation expense	—	—	2,272	—	—	—	2,272
Grant of restricted stock	160	—	—	—	—	—	—
Amortization expense of restricted stock	—	—	772	—	—	—	772
Amortization expense of non-employee stock options	—	—	33	—	—	—	33
Net loss	—	—	—	(2,434)	—		(2,434)	(2,434)
Unrealized exchange rate gain	—	—	—	—	—	49	49	49

Balance at December 31, 2009	49,152	$49	$189,656	$(146,164)	$(661)	$(26)	$42,854	$(2,385)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities:
Net loss	$(2,434)	$(11,992)	$(15,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,765	2,483	2,322
Stock-based compensation and deferred compensation	3,092	2,900	2,444
Realized (gain)loss on investments	—	—	(412)
Loss on disposal of assets	—	23	—
Changes:
Accounts receivable	(1,971)	(1,844)	(1,764)
Inventories	1,686	980	1,614
Other receivables and other assets	29	369	(6)
Accounts payable, accrued expenses and long term liabilities	1,830	1,078	(813)

Net cash provided by (used in) operating activities	4,997	(6,003)	(11,690)

Investing activities:
Purchases of available-for-sale securities	—	—	(1,850)
Maturities of available-for-sale securities	—	—	15,650
Decrease in restricted cash equivalents	500	—	—
Capital expenditures for property and equipment	(598)	(447)	(437)

Net cash provided by (used in) investing activities	(98)	(447)	13,363

Financing activities:
Proceeds from sale of common stock, net of expenses	14,777	—	—
Proceeds from sale of common stock under employee stock purchase plan	786	497	496
Proceeds from exercise of stock options	782	30	228
Borrowings for capital purchase, net	162	—	—
Borrowings under term loan and line of credit facilities, net	(5,000)	5,000	—

Net cash provided by financing activities	11,507	5,527	724

Effect of exchange rate changes on cash and cash equivalents	48	(194)	60

Net increase (decrease) in cash and cash equivalents	16,454	(1,117)	2,457
Cash and cash equivalents, beginning of year	7,611	8,728	6,271

Cash and cash equivalents, end of year	$24,065	$7,611	$8,728

Supplemental Disclosure of Cash Flow Activities:
Cash paid during the year for interest	$192	$106	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2009, 2008, and 2007, the Company incurred net losses of $2,434, $11,992 and $15,075, respectively. As of December 31, 2009, the Company had an accumulated deficit of $146,164. The Company believes that its continued growth, gross margins, expense controls, and its current cash and cash equivalents balance, in combination with cash flows from operations and borrowings available under its credit facility, will be sufficient to fund ongoing operations through at least December 31, 2010.

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

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

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

Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2009 and will continue to test for impairment annually as of June 30. No impairment was indicated.

The developed technology is being amortized over its estimated useful life of 10 years.

Long-Lived Assets

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

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

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

No single customer accounted for more than 10% of the Company’s total revenue in 2009, 2008, and 2007.

As of December 31, 2009 and December 31, 2008, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

Product Sales by Geographic Region

The Company had product sales by region, based on where the Company ships the product, as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$43,682	$31,950	$23,049
Europe	2,964	3,095	2,998
Asia	2,870	1,370	70
South America	2,717	1,033	727
Other	208	183	173

	$52,441	$37,631	$27,017

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The sales price is fixed or determinable;

•	Collection of the relevant receivable is probable at the time of sale; and

•	Products have been shipped or used and the customer has taken ownership and assumed risk of loss.

For domestic sales, the Company generally recognizes revenue upon completion of a procedure, when the product is implanted in a patient. For international sales, the Company recognizes revenue at the time of shipment of the products to a distributor.

From time to time, the Company may earn royalty revenue, from the licensing of its technology, which is included in license revenue in the consolidated statement of operations, as a result of the sale of product rights and technologies to third parties. Royalties are recognized upon the sale of products subject to the royalty, by the third party. Currently, the Company is not receiving royalty revenue.

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2009, 2008, and 2007, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive.

If anti-dilutive stock options were included, the number of shares used to compute net loss per share would have been increased by approximately 3,389,000 shares, 4,802,000 shares, and 2,874,000 shares, for the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts, 2,422,000, 4,746,000, and 2,678,000 shares had an exercise price above the average closing price for the years ended December 31, 2009, 2008, and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

Comprehensive Income (Loss)

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Codification, or ASC, FASB ASC topic 805, “Business Combinations” (ASC 805). ASC 805 is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2009, the adoption of ASC 805 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC topic 810, “Consolidation” (ASC 810). ASC 810 requires that noncontrolling interests be reported as stockholders equity. ASC 810 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. ASC 810 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2009, the adoption of ASC 810 had no impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB ASC topic 350, “Intangibles-Goodwill and Other” (ASC 350), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” ASC 350 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and it is effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. As of December 31, 2009, the adoption of ASC 350 had no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB ASC topic 260, “Earnings Per Share” (ASC 260). ASC 260 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. As of December 31, 2009, the adoption of ASC 260 had no impact on the Company’s consolidated financial statements.

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

2. License Agreements

In June 1998, the Company signed a technology license agreement with Guidant granting Guidant the right to manufacture and distribute stent delivery products using the Company’s Focus technology. Under the agreement, the Company was entitled to receive certain milestone payments based upon the transfer of the technology to Guidant, and royalty payments based upon the sale of products using the Focus technology. In April 2006, Abbott acquired Guidant’s vascular business, including all rights and obligations under the license. For the years ended December 31, 2008 and, 2007, the Company recorded $33 and $250, respectively, in royalties under the agreement. This royalty agreement expired in June of 2008, at which time Abbott acquired a fully paid up license for the underlying technology.

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

3. Restricted Cash Equivalents

The Company has $750 of available credit in conjunction with a Credit Card Services sub feature within the Company’s revolving line of credit with Wells Fargo Bank. At December 31, 2008, the Credit Card Services Agreement required the Company to maintain a restricted cash balance of $500 with the bank. At December 31, 2009, the Company was no longer required to maintain a restricted cash balance.

4. Inventories

Inventories consisted of the following:

	December 31,
	2009	2008
Raw materials	$2,025	$2,467
Work in process	1,507	2,058
Finished goods	2,395	3,342

	5,927	7,867
Less reserve for excess and obsolescence	(387)	(768)

	$5,540	$7,099

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
Furniture and equipment	$5,321	$4,818
Leasehold improvements	2,127	2,032

	7,448	6,850
Less accumulated depreciation	(5,359)	(3,857)

	$2,089	$2,993

Depreciation expense for property and equipment for the years ended December 31, 2009, 2008, and 2007 was $1,361, $1,078 and $916, respectively.

6. Intangibles

Intangibles consisted of the following:

	December 31,
	2009	2008
Developed technology	$14,050	$14,050
Accumulated amortization	(10,654)	(9,250)

	3,396	4,800
Trademarks and trade names	2,708	2,708

Intangible assets, net	$6,104	$7,508

Amortization expense for intangible assets for the years ended December 31, 2009, 2008, and 2007 was $1,404, $1,405 and $1,406, respectively. Estimated amortization in future years is as follows

Year Ending December 31,
2010	$1,405
2011	1,405
2012	586
Thereafter	—

$3,396

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2009	2008
Accrued payroll and related expenses	$4,629	$2,629
Accounts payable	2,176	1,822
Accrued performance units	183	—
Customer deposits	122	684
Current portion of long term debt	79	750
Accrued clinical expenses	79	194
Other accrued expenses	36	72

	$7,304	$6,151

8. Long Term Liabilities

Long term liabilities consisted of the following:

	December 31,
	2009	2008
Deferred income taxes	$1,029	$1,029
Term loan	—	3,000
Revolving credit facility	—	2,000
Other	184	16

Total long-term liabilities	1,213	6,045
Current portion of long-term debt	(79)	(750)

Long-term portion	$1,134	$5,295

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

On February 21, 2007, the Company entered into a revolving credit facility with Silicon Valley Bank (“SVB”), under which it could borrow up to $5 million. The credit facility was collateralized by all of its assets with the exception of the Company’s intellectual property.

In July 2008, the Company entered into an amendment to the credit facility which added a term loan whereby the Company could borrow up to $3.0 million and which extended the repayment date for borrowings under the revolving line of credit to July, 2010. The Company repaid all outstanding amounts under the credit facility with SVB in September 2009.

In October 2009, the Company terminated its revolving line of credit facility with SVB and entered into a revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), whereby the Company may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells Fargo. The credit facility also contains customary covenants regarding operations of the business and financial covenants, including requiring the Company to maintain a tangible net worth of $23 million, and is collateralized by all of its assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of December 31, 2009, the Company did not have any outstanding borrowings under this credit facility and was in compliance with all covenants.

9. Commitments and Contingencies

Operating Leases

The Company leases its administrative, research and manufacturing facility and certain equipment under long-term, non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include renewal options and require the Company to pay operating costs, including property taxes, insurance and maintenance as proscribed by the agreements.

Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of December 31, 2009:

Year Ending December 31,
2010	512
2011	353
2012	25
2013	20
2014	15
Thereafter	—

$925

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

Rental expense charged to operations for all operating leases during the years ended December 31, 2009, 2008 and 2007, was $414, $312, and $329, respectively.

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

10. Stockholders’ Equity

Authorized Shares of Common Stock

In October 2003, shareholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 50,000,000. In May 2006, shareholders approved an amendment, which increased the number of authorized shares of common stock from 50,000,000 to 60,000,000. In May 2009, shareholders approved an amendment that increased the number of authorized shares of common stock from 60,000,000 to 75,000,000.

Sale of Common Stock

In August 2009, the Company completed a public offering of 3,900,000 shares of its common stock at a purchase price of $4.10 per share, which resulted in net proceeds of approximately $14,777 after deducting the offering expenses.

Stock Options

Pursuant to the Company’s 1996 Stock Option/Issuance Plan (the “1996 Plan”), the 1997 Supplemental Stock Option Plan (the “1997 Plan”), and the Company’s 2006 Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan and 1997 Plan, the “Plans”), either incentive stock options, non-qualified options, restricted stock, or awards may be granted. Under the Plans, options are granted at a price not less than 100% of the value of the Company’s common stock on the date of grant and are exercisable over a maximum term of ten years from the date of grant and generally vest over a four-year period.

At December 31, 2009 and 2008, there were approximately 717,000 and 1,676,000 shares of common stock available for future stock grants. The stock option activity under the plans is summarized below:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding — Beginning of Year	4,985,261	$3.69	4,124,739	$4.34	3,396,929	$4.38
Granted	1,096,460	3.56	2,025,000	2.57	1,556,500	4.08
Exercised	238,058	3.28	30,000	2.82	122,868	2.38
Forfeited	315,019	3.21	891,978	4.00	647,822	4.34
Expired	62,500	3.40	242,500	4.63	58,000	4.27

Outstanding — End of Year	5,466,144	$3.71	4,985,261	$3.69	4,124,739	$4.34

Exercisable — End of Year	3,168,307	$4.07	2,266,879	$4.52	2,059,617	$4.56

Weighted Average Fair Value of Options Granted During Year		$3.56		$2.57		$2.59

Under the Plans, the total intrinsic value for shares outstanding was approximately $9,172, $11, and $126 as of December 31, 2009, 2008, and 2007, respectively. The total intrinsic value for shares exercisable was approximately $4,337, $5, and $126 as December 31, 2009, 2008, and 2007, respectively. The total intrinsic value of options exercised was approximately $322, $56, and $126 in 2009, 2008, and 2007, respectively.

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

As of December 31, 2009, there was $3,076 of total unrecognized compensation cost related to unvested stock options granted. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes information regarding stock grants outstanding at December 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Shares Exercisable	Weighted- Average Exercise Price
$0.95 — 2.25	472,084	8.6	$1.98	108,126	$1.89
2.26 — 2.64	639,188	8.3	2.55	375,648	2.55
2.67 — 2.69	535,000	8.4	2.67	212,187	2.67
2.75 — 3.16	484,270	8.5	2.86	152,084	2.89
3.35 — 3.45	594,975	7.2	3.41	403,934	3.40
3.46 — 3.90	558,228	7.9	3.58	207,834	3.65
3.92 — 4.31	391,000	6.2	4.05	308,189	4.04
4.32 — 4.51	740,013	7.2	4.36	538,610	4.37
4.63 — 5.68	332,000	5.5	5.14	292,520	5.18
5.81 — 8.75	719,386	5.9	6.09	569,175	6.10

$0.95 — 8.75	5,466,144	7.4	$3.71	3,168,307	$4.07

The weighted-average grant-date fair value of stock granted during 2009, 2008 and 2007 where the exercise price on the date of grant was equal to the stock price on that date, was $3.56, $2.57, and $2.59, respectively.

Expense related to non-employee stock options is being amortized over the vesting period, which is generally four years. During the years ended December 31, 2009, 2008, and 2007, $33, $(8), and $42, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2009 and 2008, the Company did not grant any options to non-employees. For the year ended December 31, 2007, the Company granted 10,000 options to non-employees. As of December 31, 2009, 2008 and 2007, a total of 83,350, 95,000, and 187,000 non-employee stock options, respectively, were outstanding. As of December 31, 2009, 2008 and 2007, a total of 83,350, 76,667, and 168,667, non-employee stock options, respectively, were fully vested.

Restricted Stock

The following table summarizes activity and related information for our restricted stock awards under the Plans:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2007	—	$—
Granted	525,000	2.65
Vested	—	—

Nonvested as of December 31, 2008	525,000	$2.65

Granted	160,000	3.25
Vested	—	—

Nonvested as of December 31, 2009	685,000	$2.79

During the years ended December 31, 2009 and 2008, we granted 160,000 and 525,000 shares of restricted stock, respectively. We did not grant restricted stock during the year ended December 31, 2007. Restricted stock is granted subject to restrictions as to sale or other disposition of shares and to restrictions that require continuous employment with the Company. The restrictions generally expire in either two or four years from the date of grant. Grants with a two year expiration completely vest after two years. Grants with a four year term vest 25% after one year, with the remainder vesting in equal monthly amounts over the remaining three years. The grant-date fair value of shares granted during the years ended December 31, 2009 and 2008, was $520 and $1,389, respectively. The weighted-average grant-date fair value per share for restricted stock granted was based upon the closing market price of the Company’s common stock on the grant dates of the awards and was $3.25 and $2.65 per share for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, none of the shares vested. The Company recorded stock-based compensation related to restricted stock of $772 and $432 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the unrecorded stock-based compensation balance related to restricted stock awards was $694, and will be recognized over an estimated weighted average amortization period of 1.0 years.

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

Employee Stock Purchase Plan

Under the terms of the Company’s 2006 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. In 2008, an additional 250,000 shares of common stock were approved and in 2009, another 1,500,000 shares of common stock were approved for issuance under the Purchase Plan. During the years ended December 31, 2009, 2008, and 2007, $335, $169, and $155, respectively, was recorded as stock based compensation expense under the Purchase Plan. During 2009, 2008, and 2007, a total of approximately 489,000, 357,000, and 180,000, shares of common stock, respectively, were purchased at an average price of $1.61, $1.39, and $2.74, respectively.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model as the valuation model to calculate the fair value of stock based compensation. The model requires extensive use of financial estimates and accounting judgment, including estimates of the expected period of time employees will retain their vested stock options before exercising them, the expected volatility of the Company’s common stock over the expected term, and the number of shares that are expected to be forfeited before they are vested. Application of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, significantly different results recognized in the consolidated statements of operations.

The weighted average of the assumptions used to estimate the fair value of stock options granted using the Black-Scholes valuation method was as follows:

	2009	2008	2007
Expected Life (in years) (1)	5.5	5.5	5.5
Expected Volatility (2)	55.8%	56.1%	71.2%
Risk Free Interest Rate (3)	2.5%	3.1%	4.5%
Dividend Yield (4)	0.0%	0.0%	0.0%

1.	Estimated based on historical experience.

2.	Volatility based on historical experience over a period equivalent to the expected life in years.

3.	Based on the US Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

4.	The Company does not pay dividends on its common stock and the Company currently does not have any plans to pay or declare any cash dividends.

Stock compensation expense was as follows:

	2009	2008	2007
General and Administrative	$1,592	$1,413	$894
Marketing and Sales	989	1,018	878
Research, Development, and Clinical	299	236	417
Cost of Sales	177	245	195

Total Stock Based Compensation	$3,057	$2,912	$2,384

In addition, the Company had $63, $78, and $177 of stock based compensation capitalized in inventory as of December 31, 2009, 2008, and 2007, respectively.

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

11. Related Party Transactions

A director of a hospital facility from which the Company contracts for physician training and clinical research services also served as a member of the board of directors of the Company until the expiration of his term on June 11, 2009. Payments totaling $23, $97, and $42 for the period ended June 11, 2009 and the years ended December 31, 2008, and 2007, respectively, were made to this hospital. In addition, this hospital purchased products from the Company totaling $508, $816, and $490 for the period ended June 11, 2009, and the years ended December 31, 2008, and 2007, respectively. All transactions were in accordance with normal commercial terms and conditions.

12. Income Taxes

Income tax expense (benefit) consists of the following:

	2009	2008	2007
Current
Federal	$1	$(30)	$—
State	20	2	2
Foreign	—	—	—

	21	(28)	2
Deferred
Federal	—	—	—
State	—	—	—

Total tax expense (benefit)	$21	$(28)	$2

Income tax expense (benefit) is included in other income/(expense) on the Consolidated Statement of Operations.

Income taxes for 2009, 2008 and 2007 differ from income taxes for those years computed by applying the U.S. federal statutory rate of 34% to income/(loss) before taxes for those years as follows:

	2009	2008	2007
Tax expense (benefit) at U.S. statutory rate	$(827)	$(4,077)	$(5,126)
State tax (benefit) net of federal benefit	20	(372)	(493)
Meals & Entertainment (50% addback)	114	128	114
Research & Development Credits	(117)	(110)	(201)
Stock based compensation	471	500	456
Net change in valuation allowance	361	3,898	5,240
Other, net	(1)	5	12

	$21	$(28)	$2

During 2008, the Housing Assistance Act of 2008 was enacted. This act contains a provision that allows taxpayers to claim a partial refund of its research and development credit and alternative minimum tax credit carryforwards (“accelerated credits”) in lieu of claiming certain tax depreciation deductions. The Company has elected to claim the accelerated credit claim and as of December 31, 2009 and estimates a total refundable credit of approximately $48.

Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31:

	2009	2008
Net operating loss carryforwards	$39,484	$40,173
Accrued expenses	172	203
Tax credits	6,453	6,341
Bad debt	37	27
Depreciation and amortization	699	553
Inventory	146	289
Capitalized research and development	172	281
Developed technology and trademark	(1,279)	(1,808)
Trademarks and tradenames	(1,029)	(1,029)
Deferred compensation	2,007	1,328
Other	99	178

Deferred tax assets	46,961	46,536
Valuation allowance	(47,990)	(47,565)

Net deferred tax liability	$(1,029)	$(1,029)

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not appear more likely than not. The Company recorded a valuation allowance of $48.0 million. In determining the net asset subject to a valuation allowance, the Company recorded a deferred tax liability related to its indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $1.0 million after application of the valuation allowance.

The valuation allowance increased by $425, $4,973, and $5,517, in 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $105,366 and $58,436, respectively. The federal net operating loss carryforward will begin expiring in 2015. The state net operating loss began expiring in 2007. In addition, the Company had research and development and other tax credits for federal and state income tax purposes of approximately $3,218, and $3,077, respectively, which begin to expire in 2018. The state research and development credits do not expire for California purposes. In addition, the Company has approximately $110 of California Manufacturers’ Investment Credits, which begin to expire in 2010.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2009 and 2008 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating losses. Equity will be increased by $91 if and when such deferred tax assets are ultimately realized. The Company uses SFAS 109 ordering for purposes of determining when excess tax benefits have been realized.

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

The results of operations for the years ended December 31, 2009, 2008 and 2007 include the net losses of the Company’s wholly-owned German subsidiary of $17, $11, and $14, respectively.

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

The Company has not recognized any additional liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to taxation in the U.S. and various states. The Company’s tax years for 2006, 2007, and 2008 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2006.

13. Employee Benefit Plan

The Company provides a 401(k) Plan for all employees 21 years of age or older. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 100% of their salary through payroll deductions, subject to statutory limitations. Employer contributions may be made by the Company at its discretion based upon matching employee contributions, within limits, and profit sharing provided for in the Plan. No employer contributions were made in 2009, 2008, or 2007.

14. Legal Matters

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, employment and other matters. The Company is involved in litigation with Cook Medical Incorporated (“Cook”), alleging that the Company infringed two of Cook’s patents, one of which was granted in 1991 and the other in 1998. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana, on October 8, 2009. In December 2009, the United States Patent Office (“PTO”) granted the Company’s request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the United States District Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its reexamination process and concluded that one of the two patents in question was invalid, while the validity of the second was upheld. As of March 5, 2010, the legal proceedings remain stayed.

The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. At December 31, 2009, the Company had not accrued for any contingent liabilities. While it is possible that the Company may incur costs in connection with this matter, it is unable to provide a reasonable estimate of the range of any such costs that may be incurred.

Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance that these matters will be resolved favorably by the Company or will not result in a material liability.

(2) Financial Statement Schedule

ENDOLOGIX, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except share or performance unit and per share amounts)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In thousands)
Year ended December 31, 2009
Allowance for doubtful accounts	$72	$103	$—	$(78)	$97
Reserve for excess and obsolete inventories	$768	$791	$—	$(1,172)	$387
Income tax valuation allowance	$47,565	$425	$—	$—	$47,990
Year ended December 31, 2008
Allowance for doubtful accounts	$100	$89	$—	$(117)	$72
Reserve for excess and obsolete inventories	$660	$318	$—	$(210)	$768
Income tax valuation allowance	$42,592	$4,973	$—	$—	$47,565
Year ended December 31, 2007
Allowance for doubtful accounts	$38	$81	$—	$(19)	$100
Reserve for excess and obsolete inventories	$79	$777	$—	$(196)	$660
Income tax valuation allowance	$37,075	$5,517	$—	$—	$42,592

(a)	Deductions represent the actual write-off of accounts receivable balances or the disposal of inventory.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Endologix Annual Report on Form 10-K filed with the SEC on March 29, 2001).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1(2)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.2(2)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.3(2)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 26, 2006).

10.4(2)	Form of Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.5(2)	Form of Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2006).

10.6(2)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on June 17, 2009).

10.7	Form of Indemnification Agreement entered into with Endologix officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002).

10.8	Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix Current Report on Form 8-K, filed with the SEC on November 24, 2004).

10.8.1	Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease — Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2009).

10.9	Loan and Security Agreement, dated as of February 21, 2007, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.13 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2007).

10.9.1	First Amendment to Loan and Security Agreement, dated as of July 22, 2008, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on July 28, 2008).

10.9.2	Second Amendment to Loan and Security Agreement, dated as of March 3, 2009, by and between Endologix and Silicon Valley Bank (Incorporated by reference to Exhibit 99.1 to Endologix Current Report on Form 8-K, filed with the SEC on March 5, 2009).

10.10(2)	Offer Letter, dated April 28, 2008, between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 16, 2008).

10.11(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.12(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and Robert J. Krist (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

Exhibit Number	Description

10.13(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and Stefan G. Schreck, Ph.D. (Incorporated by reference to Exhibit 10.3 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.14(2)	Employment Agreement, dated as of December 29, 2008, by and between Endologix and Janet Fauls (Incorporated by reference to Exhibit 10.4 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.15	Standard Industrial/Commercial Multi -Tenant Lease — Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2009).

10.16	Credit Agreement, dated October 30, 2009, by and between Endologix and Wells Fargo Bank, National Association.

10.17	Employment Agreement, dated as of April 13, 2009, by and between Endologix, Inc. and Joseph DeJohn.

14	Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix Annual Report on Form 10-K filed with the SEC on March 26, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.