Form 10-Q
period 2010-03-31
ENDOLOGIX INC /DE/
filed 2010-05-10
CIK 1013606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

On April 13, 2010, there were 48,664,322 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.

Form 10-Q

March 31, 2010

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,555	$24,065
Accounts receivable, net of allowance for doubtful accounts of $111 and $97, respectively	9,754	8,342
Other receivables	28	3
Inventories	5,963	5,540
Other current assets	424	389

Total current assets	38,724	38,339

Property and equipment, net	2,067	2,089
Goodwill	4,631	4,631
Intangibles, net	5,752	6,104
Other assets	176	129

Total assets	$51,350	$51,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,805	$7,225
Short-term portion of debt	80	79

Total current liabilities	6,885	7,304

Long term debt	63	83
Other long term liabilities	1,045	1,051

Long term liabilities	1,108	1,134

Total liabilities	7,993	8,438

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 49,181,000 and 49,152,000 shares issued, respectively, and 48,686,000 and 48,657,000 shares outstanding, respectively	49	49

Additional paid-in capital	190,448	189,656
Accumulated deficit	(146,389)	(146,164)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive income	(90)	(26)

Total stockholders’ equity	43,357	42,854

Total liabilities and stockholders’ equity	$51,350	$51,292

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	14,480	11,834
Cost of revenue	3,361	2,905

Gross profit	11,119	8,929

Operating expenses:
Research, development and clinical	2,275	1,355
Marketing and sales	6,977	6,622
General and administrative	2,071	2,068

Total operating expenses	11,323	10,045

Loss from operations	(204)	(1,116)

Other income (expense):
Interest income	4	12
Interest expense	(5)	(62)
Other expense	(20)	(11)

Total other expense	(21)	(61)

Net loss	$(225)	$(1,177)

Basic and diluted net loss per share	$(0.00)	$(0.03)

Shares used in computing basic and diluted net loss per share	47,994	43,345

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(225)	$(1,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	610	657
Stock-based compensation and deferred compensation	726	742
Changes:
Accounts receivable	(1,412)	(912)
Inventories	(468)	(278)
Other receivables and other assets	(107)	(6)
Accounts payable, accrued expenses and long term liabilities	(426)	335

Net cash used in operating activities	(1,302)	(639)

Investing activities:
Capital expenditures for property and equipment	(213)	(92)

Net cash used in investing activities	(213)	(92)

Financing activities:
Proceeds from exercise of stock options	88	—
Repayments of long-term debt	(19)	—

Net cash provided by financing activities	69	—

Effect of exchange rate changes on cash and cash equivalents	(64)	(33)

Net decrease in cash and cash equivalents	(1,510)	(764)
Cash and cash equivalents, beginning of period	24,065	7,611

Cash and cash equivalents, end of period	$22,555	$6,847

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited three month period ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

For the three months ended March 31, 2010, the Company incurred a net loss of $225. As of March 31, 2010, the Company had an accumulated deficit of $146,389. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. At March 31, 2010, we had cash and cash equivalents of $22,555. The Company believes that its current cash balance, in combination with cash receipts generated from sales of the Powerlink System and borrowings available under its credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months. If the Company does not realize expected revenue and gross profit margin levels, or if it is unable to manage its operating expenses in line with revenues, or if it cannot maintain its days sales outstanding accounts receivable level, it may require additional financing to fund its operations.

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

Stock-based compensation expense recorded during the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
General and Administrative	$360	$385
Marketing and Sales	236	238
Research, Development, and Clinical	71	81
Cost of Sales	59	38

Total	$726	$742

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

In addition, the Company had $42 of stock based compensation capitalized into inventory as of March 31, 2010, and $63 of stock based compensation capitalized into inventory as of December 31, 2009.

During the three months ended March 31, 2010, the Company granted no shares of restricted stock. The Company recognizes the expense associated with the issuance of restricted stock ratably over the requisite service period. Included in the table above is $182 and $173 of stock based compensation expense recognized during the three months ended March 31, 2010 and 2009, respectively, related to restricted stock granted in 2009 and 2008.

3. Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. All potential common shares were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2010 and March 31, 2009, respectively because they were antidilutive due to the Company’s net loss position.

4. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$1,788	$1,866
Work-in-process	1,535	1,414
Finished goods	2,640	2,260

	$5,963	$5,540

5. Long Term Liabilities

Long term liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Deferred tax	1,029	1,029
Other	159	184

Total long-term liabilities	1,188	1,213
Current portion of long-term debt	(80)	(79)

Long-term portion	$1,108	$1,134

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), whereby the Company may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells Fargo. The credit facility also contains customary covenants regarding operations of the business and financial covenants, including requiring the Company to maintain a tangible net worth of $23 million, and is collateralized by all of its assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of March 31, 2010, the Company did not have any outstanding borrowings under this credit facility and was in compliance with all covenants.

6. Product Revenue by Geographic Region

The Company had product sales, based on the locations of its customer, by region as follows:

	Three Months Ended March 31,
	2010	2009
United States	$12,015	$10,176
Europe	1,127	667
South America	880	189
Asia	326	802
Other	132	—

	$14.480	$11.834

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

7. Concentrations of Credit Risk and Significant Customers

During the three months ended March 31, 2010 and 2009, no single customer accounted for more than 10% of total revenue.

As of March 31, 2010 and December 31, 2009, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

8. Comprehensive Loss

The Company’s comprehensive loss included the following:

	Three Months Ended March 31,
	2010	2009
Net loss	$(225)	$(1,177)
Foreign currency translation adjustment	(64)	(33)

Comprehensive loss	$(289)	$(1,210)

9. Intangible Assets and Goodwill

The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	March 31, 2010	December 31, 2009
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(11,006)	(10,654)

Net developed technology	3,044	3,396
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$5,752	$6,104

Goodwill, (Indefinite life)	$4,631	$4,631

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

The Company recognized amortization expense on intangible assets of $352 and $351 during the three months ended March 31, 2010 and 2009, respectively. Estimated amortization expense for the remainder of 2010 and the two succeeding fiscal years is as follows:

2010	$1,053
2011	$1,405
2012	$586

10. Commitments and Contingencies

Legal Matters

The Company is involved from time to time in various claims and legal proceedings of a nature considered normal and incidental to its business, including product liability, intellectual property, employment and other matters.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”), alleging that the Company infringed two of Cook’s patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted the Company’s requests for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the ‘706 patent), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the ‘777 patent), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the ‘777 patent and added certain new claims. On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of these amended and new claims. The proceedings remain stayed.

The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. At March 31, 2010, the Company had not accrued for any contingent liabilities in connection with the Cook matter because the outcome of this matter is unpredictable and the amount or range of amounts of damages are not reasonably estimable.

Management is of the opinion that the outcome of the above-mentioned matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance that these matters will be resolved favorably by the Company or will not result in a material liability.

11. Related Party Transactions

Until June 11, 2009, a director of a hospital facility from which the Company contracts for physician training and clinical research services also served as a member of the board of directors of the Company. Payments totaling $13 for the period ended March 31, 2009, were made to this hospital. In addition, this hospital purchased products from the Company totaling $308 for the three months ended March 31, 2009. All transactions were in accordance with normal commercial terms and conditions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our Powerlink® System and related products, economic and market conditions, estimates regarding patient populations, number of procedures performed and market statistics, the regulatory environment in which we operate, the impact of litigation, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date hereof to conform such information to actual results or to changes in our opinions or expectations.

Overview

Our Business

We develop, manufacture, market and sell innovative treatments for aortic disorders. Our principal product, the Powerlink System, is a minimally invasive device for the treatment of abdominal aortic aneurysm, or AAA. AAA is a weakening of the wall of the aorta, the largest artery of the body. Once AAA develops, it continues to enlarge and if left untreated becomes increasingly susceptible to rupture. The overall patient mortality rate for ruptured AAAs is between 50% and 80%, making it a leading cause of death in the United States today.

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

In 2010, Endologix initiated a percutaneous endovascular abdominal aortic aneurysm repair, or PEVAR, pivotal clinical trial. The first patient was treated at Oklahoma Heart Hospital by Jim G. Melton, DO, in April 2010. There are currently no medical devices approved by the U. S. Food and Drug Administration, or FDA, or in pivotal clinical trials, for a PEVAR indication. We expect to enroll up to 150 patients at 20 domestic clinical sites in the randomized trial. All patients in the clinical trial will be treated with our IntuiTrak endovascular delivery system, which delivers our Powerlink family of stent grafts. The clinical trial is also utilizing a “pre-close” technique facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System. One hundred patients will undergo PEVAR, with closure facilitated by either the Prostar XL or Perclose ProGlide device, and 50 patients will undergo standard EVAR.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue. Revenue increased 22% to $14.5 million in the three months ended March 31, 2010 from $11.8 million in the three months ended March 31, 2009. Domestic sales increased 18% to $12.0 million in the three months ended March 31, 2010 from $10.2 million in the three months ended March 31, 2009. The increase in domestic sales was primarily due to increased productivity of our sales representatives. In addition, revenue increased as a result of our Intuitrak delivery system being available for the entire three months ended March 31, 2010. Intuitrak was introduced during the first quarter of 2009, and was not available for the entire three month period.

International sales increased 49% to $2.5 million in the three months ended March 31, 2010 from $1.7 million for the comparable period in the prior year. This increase was driven primarily by higher sales to our distributors in South America and Europe as a result of the transition to the Intuitrak delivery system.

Cost of Revenue. The cost of revenue increased 16% to $3.4 million in the three months ended March 31, 2010 from $2.9 million in the three months ended March 31, 2009, due to an increase in the volume of Powerlink System sales. As a percentage of revenue, cost of revenue decreased to 23% in the first quarter of 2010 as compared to 25% in the same period of 2009. The percentage decline in the cost of revenue was due to lower product costs driven by increasing volume and manufacturing efficiencies.

Research, Development and Clinical. Research, development and clinical expense increased 68% to $2.3 million in the three months ended March 31, 2010 as compared to $1.4 million for the three months ended March 31, 2009. The increase was a result of additional personnel and development cost associated with enhancing and expanding our Powerlink System product line. We expect that research, development, and clinical expense will remain significantly above prior year quarters over the remainder of 2010.

Marketing and Sales. Marketing and sales expense increased 5% to $7.0 million in the three months ended March 31, 2010 from $6.6 million in the three months ended March 31, 2009. The increase in the first quarter of 2010 resulted primarily from higher variable compensation expense on the 18% increase in domestic sales.

General and Administrative. General and administrative expense remained unchanged at $2.1 million in the three months ended March 31, 2010 as compared to the same period of 2009.

Other Expense. Other expense decreased 66% to $21,000 in the three months ended March 31, 2010 from $61,000 in the same period of 2009. The decrease in other income was primarily the result of higher interest expense in 2009.

Liquidity and Capital Resources

For the three months ended March 31, 2010, we incurred a net loss of $225,000. As of March 31, 2010, we had an accumulated deficit of approximately $146.4 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In August 2009, we completed a sale of our common stock that resulted in net proceeds of approximately $14.8 million. In 2009, we began to generate positive cash flows from operations for the first time in our history.

In October 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby we may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of March 31, 2010, we did not have any outstanding borrowings under this credit facility and we were in compliance with all covenants.

At March 31, 2010, we had cash and cash equivalents of $22.6 million. For the year ended December 31, 2009 we generated $5.0 million of cash flow from operations and in the three months ended March 31, 2010, we used $1.3 million to fund operations. We believe that our current cash balance, in combination with cash flows from operations and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months.

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

Interest Rate and Market Risk. . Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility with Wells. All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of March 31, 2010, we had no amounts outstanding under the revolving line of credit. However, if we draw down on our credit line with Wells, we may be exposed to market risk due to changes in the rates at which interest accrues.

We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At March 31, 2010, our investment portfolio consisted of money market instruments.

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

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are currently involved in litigation with Cook Medical Incorporated, or Cook. Cook has alleged that we infringed two of Cook’s patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana, on October 8, 2009. In December 2009, the United States Patent and Trademark Office, or PTO, granted our request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents, and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent, the PTO rejected as unpatentable those patent claims asserted by Cook against us. On April 14, 2010, the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims. At this time, we are unable to predict the outcome of this matter. At this time, we are of the opinion that the outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance that these matters will be resolved favorably by us or will not result in a material liability.

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

ENDOLOGIX, INC.

Date: May 10, 2010	/s/ JOHN MCDERMOTT
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ ROBERT J. KRIST
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