Form 10-Q
period 2010-06-30
ENDOLOGIX INC /DE/
filed 2010-07-30
CIK 1013606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

On July 13, 2010, there were 48,960,033 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.

Form 10-Q

June 30, 2010

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,428	$24,065
Accounts receivable, net of allowance for doubtful accounts of $81 and $97, respectively	11,119	8,342
Other receivables	116	3
Inventories	6,315	5,540
Other current assets	350	389

Total current assets	40,328	38,339

Property and equipment, net	2,172	2,089
Goodwill	4,631	4,631
Intangibles, net	5,401	6,104
Other assets	176	129

Total assets	$52,708	$51,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,929	$7,199
Short-term portion of debt	81	79

Total current liabilities	7,010	7,278

Long term debt	42	83
Other long term liabilities	1,040	1,051

Long term liabilities	1,082	1,134

Total liabilities	8,092	8,412

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 49,453,000 and 49,152,000 shares issued, respectively, and 48,958,000 and 48,657,000 shares outstanding, respectively	49	49
Additional paid-in capital	191,997	189,656
Accumulated deficit	(146,769)	(146,164)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Total stockholders’ equity	44,616	42,880

Total liabilities and stockholders’ equity	$52,708	$51,292

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$15,654	$13,168	$30,134	$25,002
Cost of revenue	3,612	3,256	6,973	6,161

Gross profit	12,042	9,912	23,161	18,841

Operating expenses:
Research, development and clinical	2,426	1,495	4,701	2,853
Marketing and sales	7,590	6,570	14,567	13,192
General and administrative	2,213	2,234	4,284	4,299

Total operating expenses	12,229	10,299	23,552	20,344

Loss from operations	(187)	(387)	(391)	(1,503)

Other income (expense):
Interest income	7	6	11	18
Interest expense	(2)	(61)	(7)	(123)
Other income (expense)	(198)	17	(218)	6

Total other expense	(193)	(38)	(214)	(99)

Net loss	$(380)	$(425)	$(605)	$(1,602)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Shares used in computing basic and diluted net loss per share	48,325	43,351	48,160	43,348

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(605)	$(1,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,218	1,191
Stock-based compensation	1,365	1,594
Changes:
Accounts receivable	(2,777)	(1,783)
Inventories	(874)	69
Other receivables and other assets	(121)	156
Accounts payable, accrued expenses and long term liabilities	(281)	655

Net cash provided by (used in) operating activities	(2,075)	280

Investing activities:
Capital expenditures for property and equipment	(509)	(357)

Net cash used in investing activities	(509)	(357)

Financing activities:
Proceeds from sale of common stock under employee stock purchase plan	614	347
Proceeds from exercise of stock options	372	16
Financing for capital purchase	—	200
Repayments of long-term debt	(39)	(250)

Net cash provided by financing activities	947	313

Net increase (decrease) in cash and cash equivalents	(1,637)	236
Cash and cash equivalents, beginning of period	24,065	7,611

Cash and cash equivalents, end of period	$22,428	$7,847

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited six month period ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any other period. For further information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. References to “the Company” shall mean Endologix, Inc., a Delaware corporation.

For the six months ended June 30, 2010, the Company incurred a net loss of $605. As of June 30, 2010, the Company had an accumulated deficit of $146,769. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. At June 30, 2010, the Company had cash and cash equivalents of $22,428. The Company believes that its current cash balance, in combination with expected cash flows from operations and borrowings available under its credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months.

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

Stock-based compensation expense recorded during the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
General and Administrative	$318	$489	$678	$875
Marketing and Sales	298	236	534	475
Research, Development, and Clinical	88	60	158	135
Cost of Sales	39	65	98	102

Total	$743	$850	$1,468	$1,587

In addition, the Company had $54 of stock based compensation capitalized into inventory as of June 30, 2010, and $63 of stock based compensation capitalized into inventory as of December 31, 2009.

During the three and six months ended June 30, 2010, the Company granted 38,045 shares of restricted stock. During the three and six months ended June 30, 2010, 35,965 shares of restricted stock were cancelled, while 533,750 shares of restricted stock vested. The Company recognizes the expense associated with the issuance of restricted stock ratably over the requisite service period. Included in the table above is $115 and $297 of stock based compensation expense recognized during the three and six months ended June 30, 2010 and $181 and $354 for the same periods in 2009, respectively, related to restricted stock granted in 2010, 2009 and 2008.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

3. Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. All potential common shares were excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2010 and June 30, 2009, respectively, because they were antidilutive due to the Company’s net loss position.

4. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$1,861	$1,866
Work-in-process	1,997	1,414
Finished goods	2,457	2,260

Total inventories	$6,315	$5,540

5. Long-Term Liabilities

Long-term liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Deferred tax	1,029	1,029
Long-term debt	134	184

Total long-term liabilities	1,163	1,213
Less: current portion of long-term debt	(81)	(79)

Long-term portion of long-term liabilities	$1,082	$1,134

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby the Company may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of the business and financial covenants, including requiring the Company to maintain a tangible net worth of $23 million, and is collateralized by all of its assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of June 30, 2010, the Company did not have any outstanding borrowings under this credit facility and was in compliance with all covenants.

6. Revenue by Geographic Region

The Company had revenue, based on the locations of its customers, by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$12,762	$11,410	$24,777	$21,586
Europe	931	594	2,058	1,262
South America	771	715	1,651	903
Asia	1,054	430	1,380	1,232
Other	136	19	268	19

Total revenue	$15,654	$13,168	$30,134	$25,002

7. Concentrations of Credit Risk and Significant Customers

During the three and six months ended June 30, 2010 and 2009, no single customer accounted for more than 10% of total revenue.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

As of June 30, 2010 and December 31, 2009, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

8. Intangible Assets and Goodwill

The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	June 30, 2010	December 31, 2009
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(11,357)	(10,654)

Net developed technology	2,693	3,396
Trademarks and trade names (Indeterminate life)	2,708	2,708

Intangible assets, net	$5,401	$6,104

Goodwill, (Indeterminate life)	$4,631	$4,631

In accordance with FASB ASC topic 350, “Intangibles-Goodwill and Other” (ASC 350), goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2010 and will continue to test for impairment annually as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FASB ASC topic 360, “Property, Plant, and Equipment” (ASC 360), which includes guidance relating to impairment of long-lived assets.

The Company recognized amortization expense on intangible assets of $351 and $351 during the three months ended June 30, 2010 and 2009, respectively. The Company recognized amortization expense of $703 and $702 during the six months ended June 30, 2010 and 2009, respectively. Estimated amortization expense for the remainder of 2010 and the two succeeding fiscal years is as follows:

2010	$702
2011	$1,405
2012	$586

9. Commitments and Contingencies

Legal Matters

The Company is involved from time to time in various claims and legal proceedings of a nature considered normal and incidental to its business, including product liability, intellectual property, employment and other matters. The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.

The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”), alleging that the Company infringed two of Cook’s patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted the Company’s requests for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the ‘706 patent), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the ‘777 patent), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the ‘777 patent and added certain new claims. On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of these amended and new claims. On June 2, 2010, the stay of the court proceedings was lifted, and pre-trial discovery has now commenced.

At June 30, 2010, the Company had not accrued for any contingent liabilities in connection with the Cook suit because the outcome of this matter is unpredictable and the amount or range of amounts of damages are not reasonably estimable. Management is of the opinion that the outcome of the above-mentioned matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance they will be resolved favorably by the Company or will not result in a material liability.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

10. Related Party Transactions

Until June 11, 2009, a director of a hospital facility from which the Company contracts for physician training and clinical research services also served as a member of the board of directors of the Company. Payments totaling $23 for the six month period ended June 30, 2009, were made to this hospital. In addition, this hospital purchased products from the Company totaling $508 for the six months ended June 30, 2009. All transactions were in accordance with normal commercial terms and conditions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our Powerlink® System and related products, economic and market conditions, estimates regarding patient populations, number of procedures performed and market statistics, the regulatory environment in which we operate, the impact of litigation, the availability of third party payor medical reimbursements, competitive activities or other business conditions. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

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

In 2010, Endologix initiated a percutaneous endovascular abdominal aortic aneurysm repair, or PEVAR, pivotal clinical trial. The first patient was treated at Oklahoma Heart Hospital in April 2010. There are currently no medical devices approved by the United States Food and Drug Administration, or FDA, or in pivotal clinical trials, for a PEVAR indication. We expect to enroll up to 150 patients at 20 domestic clinical sites in the randomized trial. All patients in the clinical trial will be treated with our IntuiTrak® endovascular delivery system, which delivers our Powerlink family of stent grafts. The clinical trial is also utilizing a “pre-close” technique facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System. One hundred patients will undergo PEVAR, with closure facilitated by either the Prostar XL or Perclose ProGlide device, and 50 patients will undergo standard EVAR.

We continue to actively invest our resources in research and development activities in an effort to further expand our product offerings and develop next generation products.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenue. Revenue increased 19% to $15.7 million in the three months ended June 30, 2010 from $13.2 million in the three months ended June 30, 2009. Domestic sales increased 12% to $12.8 million in the three months ended June 30, 2010 from $11.4 million in the three months ended June 30, 2009. The increase in domestic sales was primarily due to the expansion of our sales force and sales force productivity.

International sales increased 65% to $2.9 million in the three months ended June 30, 2010 from $1.8 million for the comparable period in the prior year. This increase was driven primarily by release of the IntuiTrak delivery system in select European and South American markets and by a significant increase in sales to our distributor in Japan.

We expect that revenue will continue to grow, both in the second half of 2010 relative to the first six months and compared to prior years. We anticipate revenue will be between $62.0 and $66.0 million for the year ending December 31, 2010.

Cost of Revenue. The cost of revenue increased 11% to $3.6 million in the three months ended June 30, 2010 from $3.3 million in the three months ended June 30, 2009, due to an increase in the volume of Powerlink System sales. As a percentage of revenue, cost of revenue decreased to 23% in the second quarter of 2010 as compared to 25% for the same period of 2009. The percentage decreased primarily due to a more favorable product mix, volume related efficiencies, and utilization of our in-house ePTFE graft material for products sold to our Japanese distributor.

We believe that gross profit will increase in the second half of 2010 due to the higher expected sales both in and outside of the United States. We also expect gross profit as a percentage of product revenue to increase modestly relative to the first six months of 2010 due to product cost efficiencies due to higher volume.

Research, Development and Clinical. Research, development and clinical expense increased 62% to $2.4 million in the three months ended June 30, 2010 as compared to $1.5 million for the three months ended June 30, 2009. This increase was due to additional personnel and development costs associated with enhancing and expanding our Powerlink System product line. We expect that research, development, and clinical expense will remain significantly above prior year quarters over the remainder of 2010.

Marketing and Sales. Marketing and sales expense increased 16% to $7.6 million in the three months ended June 30, 2010 from $6.6 million in the three months ended June 30, 2009. The increase in the second quarter of 2010 resulted primarily from higher variable compensation expense on the 12% increase in domestic sales, and expansion of our sales force and sales infrastructure.

We anticipate modest increases in sales and marketing for the second half of 2010 as compared to the first six months of 2010 due to sales force expansion and higher commission costs due to anticipated sales growth.

General and Administrative. General and administrative expense was relatively unchanged at $2.2 million in the three months ended June 30, 2010, compared to the same period in 2009.

We expect general and administrative costs to increase in the last six months of 2010 as compared to the first six months due to costs associated with legal matters.

Other Expense. Other expense increased 408% to $193,000 in the three months ended June 30, 2010 from $38,000 in the same period of 2009. The increase in other expense was primarily the result of losses related to foreign currency exchange.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenue. Revenue increased 21% to $30.1 million in the six months ended June 30, 2010 from $25.0 million in the six months ended June 30, 2009. Domestic sales increased 15% to $24.8 million in the six months ended June 30, 2010 from $21.6 million in the six months ended June 30, 2009. The increase in domestic sales was primarily due to the expansion and productivity increase of our sales force.

International sales increased 57% to $5.4 million in the six months ended June 30, 2010 from $3.4 million for the comparable period in the prior year. This increase was driven primarily by release of the IntuiTrak delivery system in select European and South American markets.

Cost of Revenue. The cost of revenue increased 13% to $7.0 million in the six months ended June 30, 2010 from $6.2 million in the six months ended June 30, 2009, due to an increase in the volume of Powerlink System sales. As a percentage of revenue, cost of revenue decreased to 23% in the six months ended June 30, 2010 from 25% in the same period of 2009. The percentage decline in the cost of revenue was due to a more favorable product mix, volume related efficiencies, and utilization of our in-house ePTFE graft material for products sold to our distributor in Japan.

Research, Development and Clinical. Research, development and clinical expense increased 65% to $4.7 million in the six months ended June 30, 2010 as compared to $2.9 million for the six months ended June 30, 2009. This increase was due to additional personnel and development costs associated with enhancing and expanding our Powerlink System product line.

Marketing and Sales. Marketing and sales expense increased 10% to $14.6 million in the six months ended June 30, 2010 from $13.2 million in the six months ended June 30, 2009. The increase in the first half of 2010 resulted primarily from higher variable compensation expense on the 15% increase in domestic sales, and expansion of our sales force and sales infrastructure.

General and Administrative. General and administrative expense was relatively unchanged at $4.3 million in the six months ended June 30, 2010, compared to the same period in 2009.

Other Expense. Other expense increased 116% to $214,000 in the six months ended June 30, 2010, from $99,000 in the same period of 2009. The increase in other expense is primarily due to losses related to foreign currency exchange offset by lower interest expense due to lower debt.

Liquidity and Capital Resources

For the six months ended June 30, 2010, we incurred a net loss of $605,000. As of June 30, 2010, we had an accumulated deficit of approximately $146.8 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In August 2009, we completed a sale of our common stock that resulted in net proceeds of approximately $14.8 million. During 2009, we began to generate positive cash flows from operations for the first time in our history.

In October 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby we may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, on a calendar year basis, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of June 30, 2010, we did not have any outstanding borrowings under this credit facility and we were in compliance with all covenants.

At June 30, 2010, we had cash and cash equivalents of $22.4 million. We believe that our current cash balance, in combination with expected cash flows from operations and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months. If we do not realize expected revenue and gross profit margin levels, or if we are unable to manage our operating expenses in line with revenues, or if we cannot maintain our days sales outstanding accounts receivable at historical levels, we may require additional financing to fund our operations.

As of June 30, 2010, our accounts receivable days outstanding had increased to 61 days, as compared to 53 days at the end of March 31, 2010 and 52 days at the end of December 31, 2009, respectively. The increase was primarily due to a lag time in our internal process for getting invoices to our customers, and had a meaningful impact on our cash balance at June 30, 2010. We believe the issue has been addressed, and the days outstanding level will decrease to the 53 to 55 day range in future periods.

In the event that we require additional funding, for those reasons, we would attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we were not able to raise additional funds, we would be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flows.

In addition, we believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and bring these technologies to market, and to increase the size and productivity of our direct sales force. In order to achieve these objectives, we may need to seek additional sources of financing. In that event, we would attempt to raise the required capital through either debt or equity arrangements.

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

If we are required to obtain additional financing for these reasons, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution for our stockholders, in the case of an equity financing, or may contain burdensome restrictions on the operations of our business, in the case of debt financing.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility with Wells. All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of June 30, 2010, we had no amounts outstanding under the revolving line of credit. However, if we draw down on our credit line with Wells, we may be exposed to market risk due to changes in the rates at which interest accrues.

We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At June 30, 2010, our investment portfolio consisted of money market instruments.

Foreign Currency Transaction Risk. While a majority of our business is denominated in the United States dollar, a portion of our revenues, primarily those from Europe, are denominated in foreign currencies. Approximately 5.9% and 4.5% of our revenues were denominated in Euros in the three months ended June 30, 2010 and June 30, 2009, respectively. Fluctuations in the rate of exchange between the United States dollar and the Euro may affect our results of operations and the period-to-period comparisons of our operating results.

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

We are currently involved in litigation with Cook Medical Incorporated, or Cook. Cook has alleged that we infringed two of Cook’s patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana, on October 8, 2009. In December 2009, the United States Patent and Trademark Office, or PTO, granted our request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents, and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent, the PTO rejected as unpatentable those patent claims asserted by Cook against us. On April 14, 2010, the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims. On June 2, 2010, the stay of the court proceedings was lifted, and pre-trial discovery has now commenced.

At this time, we are unable to predict the outcome of this matter. At this time, we are of the opinion that the outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance they will be resolved favorably by us or will not result in a material liability.

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

ENDOLOGIX, INC.

Date: July 30, 2010	/S/ JOHN MCDERMOTT
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2010	/S/ ROBERT J. KRIST
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