Form 10-Q
period 2010-09-30
ENDOLOGIX INC /DE/
filed 2010-11-08
CIK 1013606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

On October 15, 2010, there were 49,008,995 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.

Form 10-Q

September 30, 2010

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,871	$24,065
Accounts receivable, net of allowance for doubtful accounts of $113 and $97, respectively	12,675	8,342
Other receivables	127	3
Inventories	7,286	5,540
Other current assets	429	389

Total current assets	43,388	38,339

Property and equipment, net	2,100	2,089
Goodwill	4,631	4,631
Intangibles, net	5,050	6,104
Other assets	178	129

Total assets	$55,347	$51,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,404	$7,199
Short-term portion of debt	82	79

Total current liabilities	9,486	7,278

Long term debt	21	83
Other long term liabilities	1,034	1,051

Long term liabilities	1,055	1,134

Total liabilities	10,541	8,412

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 49,492,000 and 49,152,000 shares issued, respectively, and 48,997,000 and 48,657,000 shares outstanding, respectively	50	49
Additional paid-in capital	192,652	189,656
Accumulated deficit	(147,235)	(146,164)
Treasury stock, at cost, 495,000 shares	(661)	(661)

Total stockholders’ equity	44,806	42,880

Total liabilities and stockholders’ equity	$55,347	$51,292

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$17,874	$13,777	$48,008	$38,779
Cost of revenue	3,822	3,659	10,795	9,820

Gross profit	14,052	10,118	37,213	28,959

Operating expenses:
Research, development and clinical	3,338	1,658	8,039	4,511
Marketing and sales	8,567	6,591	23,134	19,783
General and administrative	2,673	1,991	6,957	6,290

Total operating expenses	14,578	10,240	38,130	30,584

Loss from operations	(526)	(122)	(917)	(1,625)

Other income (expense):
Interest income	11	16	22	34
Interest expense	(4)	(64)	(11)	(187)
Other income (expense)	53	14	(165)	20

Total other income (expense)	60	(34)	(154)	(133)

Net loss	$(466)	$(156)	$(1,071)	$(1,758)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.04)

Shares used in computing basic and diluted net loss per share	48,842	46,220	48,390	44,316

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(1,071)	$(1,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,828	2,000
Stock-based compensation	1,908	2,375
Changes:
Accounts receivable	(4,333)	(1,969)
Inventories	(1,831)	1,159
Other receivables and other assets	(213)	(40)
Accounts payable, accrued expenses and long term liabilities	2,189	1,261

Net cash provided by (used in) operating activities	(1,523)	3,028

Investing activities:
Capital expenditures for property and equipment	(714)	(453)

Net cash used in investing activities	(714)	(453)

Financing activities:
Proceeds from sale of common stock, net of expenses	—	14,735
Proceeds from sale of common stock under employee stock purchase plan	615	347
Proceeds from exercise of stock options	487	629
Financing for capital purchase	—	181
Repayments of long-term debt	(59)	(5,000)

Net cash provided by financing activities	1,043	10,892

Net increase (decrease) in cash and cash equivalents	(1,194)	13,467
Cash and cash equivalents, beginning of period	24,065	7,611

Cash and cash equivalents, end of period	$22,871	$21,078

The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the unaudited nine month period ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any other period. For additional information, including information on significant accounting policies and use of estimates, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. References to the “Company” shall mean Endologix, Inc., a Delaware corporation.

For the nine months ended September 30, 2010, the Company incurred a net loss of $1,071. As of September 30, 2010, the Company had an accumulated deficit of $147,235. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. At September 30, 2010, the Company had cash and cash equivalents of $22,871. The Company believes that its current cash balance, in combination with expected cash flows from operations and $10,000 in borrowings available under its credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months. If the Company does not realize expected revenue and gross profit margin levels, or if it is unable to manage its operating expenses in line with revenues, or if it cannot maintain its days sales outstanding accounts receivable at historical levels, it may require additional financing to fund its operations.

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

Stock-based compensation expense recorded during the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cost of revenue	$49	$38	$147	$141
Research, development, and clinical	82	78	240	213
Marketing and sales	227	276	762	751
General and administrative	186	364	863	1,238

Total	$544	$756	$2,012	$2,343

In addition, the Company had $51 of stock based compensation capitalized into inventory as of September 30, 2010, and $63 of stock based compensation capitalized into inventory as of December 31, 2009.

During the three and nine months ended September 30, 2010, the Company granted 0 and 38,045 shares of restricted stock. During the three and nine months ended September 30, 2010, 0 and 35,965 shares of restricted stock were cancelled, while 33,430 and 567,180 shares of restricted stock vested. The Company recognizes the expense associated with the issuance of restricted stock ratably over the requisite service period. Included in the table above is $42 and $339 of stock based compensation expense recognized during the three and nine months ended September 30, 2010 and $209 and $563 for the same periods in 2009, respectively, related to restricted stock granted in 2010, 2009 and 2008.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

3. Net Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. All potential common shares were excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2010 and September 30, 2009, respectively, because they were antidilutive due to the Company’s net loss position.

4. Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market value. Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$2,024	$1,866
Work-in-process	2,274	1,414
Finished goods	2,988	2,260

Total inventories	$7,286	$5,540

5. Long-Term Liabilities

Long-term liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Deferred tax	1,029	1,029
Other	5	22
Long-term debt	103	162

Total long-term liabilities	1,137	1,213
Less: current portion of long-term debt	(82)	(79)

Long-term portion of long-term liabilities	$1,055	$1,134

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby the Company may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of the business and financial covenants, including requiring the Company to maintain a tangible net worth of $23 million, and is collateralized by all of its assets with the exception of its intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of September 30, 2010, the Company did not have any outstanding borrowings under this credit facility and was in compliance with all covenants.

6. Revenue by Geographic Region

The Company had revenue, based on the locations of its customers, by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$15,246	$11,296	$40,023	$32,883
Europe	898	1,052	2,957	2,314
South America	985	753	2,635	1,656
Asia	518	574	1,898	1,806
Other	227	102	495	120

Total revenue	$17,874	$13,777	$48,008	$38,779

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

7. Intangible Assets and Goodwill

The following table details the intangible assets, estimated lives, related accumulated amortization and goodwill:

	September 30, 2010	December 31, 2009
Developed technology (10 year life)	$14,050	$14,050
Accumulated amortization	(11,708)	(10,654)

Net developed technology	2,342	3,396
Trademarks and trade names (Indefinite life)	2,708	2,708

Intangible assets, net	$5,050	$6,104

Goodwill	$4,631	$4,631

In accordance with FASB ASC topic 350, “Intangibles-Goodwill and Other” (ASC 350), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2010 and will continue to test for impairment annually as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FASB ASC topic 360, “Property, Plant, and Equipment” (ASC 360), which includes guidance relating to impairment of long-lived assets.

The Company recognized amortization expense on intangible assets of $351 and $351 during the three months ended September 30, 2010 and 2009, respectively. The Company recognized amortization expense of $1,054 and $1,053 during the nine months ended September 30, 2010 and 2009, respectively. Estimated amortization expense for the remainder of 2010 and the two succeeding fiscal years is as follows:

2010	$351
2011	$1,405
2012	$586

8. Commitments and Contingencies

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

        The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”), in which Cook alleges that the Company infringed two of Cook’s patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted the Company’s requests for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the ‘706 patent), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the ‘777 patent), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the ‘777 patent and added certain new claims. On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of these amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery is underway. The Company is raising numerous defenses in the case, one of which is that Cook’s lawsuit is barred by a prior judgment in an earlier case between the same parties. That issue is expected to be addressed by the Court in December. A hearing on the construction of the asserted claims of the ‘706 and ‘777 patents is scheduled for February 8, 2011. The Company intends to continue its vigorous defense against these claims and believes its defenses are meritorious.

ENDOLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE, PER UNIT, AND NUMBER OF YEARS)

(Unaudited)

The Company is also involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleges that the Company infringes one of Bard’s patents that issued in 2002. Bard filed the lawsuit against the Company and another defendant, Atrium Medical Corp. on August 10, 2010 alleging that the Company infringes U.S. Patent No. 6,436,135 (“‘135 patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in the Company’s Powerlink System infringes the ‘135 patent and seeks damages for the infringement. Bard also alleges that the Company’s infringement was willful and seeks treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. The Complaint has not yet been served on the Company by Bard, and there have been no substantive developments in this matter. Should Bard pursue this matter, the Company intends to vigorously defend itself against these claims.

At September 30, 2010, the Company had not accrued for any contingent losses in connection with the Cook or the Bard suits because an unfavorable outcome with respect to these matters is not probable and estimable. Management is of the opinion that the outcome of the above-mentioned matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance they will be resolved favorably by the Company or will not result in a material loss.

9. Related Party Transactions

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

10. Subsequent Events

On October 27, 2010, the Company announced that it entered into an Agreement and Plan of Merger with Nellix Endovascular, Inc. (“Nellix”). As part of the merger transaction, at closing the Company will issue to the Nellix stockholders, 3,170,577 shares of the Company’s common stock and up to $39,000 of additional consideration upon the achievement of certain milestones. In addition, the Company entered into a Securities Purchase Agreement with Essex Woodlands Health Ventures Fund VII, L.P. (“Essex”) pursuant to which it agreed to issue and sell to Essex 3,170,577 shares of the Company’s common stock for $15,000, concurrent with the closing of the acquisition of Nellix. The Company will account for the transaction as a business combination in accordance with ASC 805 and expects to close these transactions in December 2010. As of September 30, 2010, the Company has recorded $290 of expense in General and Administrative on our financial statements related to the Nellix acquisition.

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

The Powerlink System is a catheter and endoluminal stent graft, or ELG, system. The device consists of a self-expanding cobalt chromium alloy stent cage covered by ePTFE, a common surgical graft material. The Powerlink ELG is implanted in the abdominal aorta, which is accessed through the femoral artery. Once the Powerlink ELG is deployed into its proper position, blood flow is shunted away from the weakened or “aneurysmal” section of the aorta, reducing pressure and the potential for the aorta to rupture. Our clinical trials demonstrated that implantation of our products reduces the mortality and morbidity rates associated with conventional AAA surgery, as well as provides a clinical alternative for many patients who could not undergo conventional surgery. Sales of our Powerlink System in the United States, Europe, Asia, and South America are the primary source of our revenues.

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

We continue to actively invest our resources in research and development activities in an effort to further expand our product offerings and develop next generation products. In addition, on October 27, 2010, we announced that we entered into a definitive agreement to acquire Nellix Endovascular, Inc., or Nellix. We anticipate closing the acquisition in December 2010. Nellix is developing a next generation device to treat AAA, which is expected to receive a CE mark in 2012 and FDA premarket approval in 2015. Upon the successful completion of the acquisition, we will integrate the operations of Nellix into our operations, which will likely result in significantly more investments in research and development as we conduct the product development and clinical trials necessary for the approval of the Nellix product in the United States and Europe. We also expect to develop a direct sales force in Europe to market the Nellix product as well as our other products over time.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue. Revenue increased 30% to $17.9 million in the three months ended September 30, 2010 from $13.8 million in the three months ended September 30, 2009. Domestic sales increased 35% to $15.2 million in the three months ended September 30, 2010 from $11.3 million in the three months ended September 30, 2009. The increase in domestic sales was primarily due to the rollout of Powerlink product line extensions and PowerFit™ aortic extensions as well as an increase in the number of staffed sales territories.

International sales increased 6% to $2.6 million in the three months ended September 30, 2010 from $2.5 million for the comparable period in the prior year. This increase was primarily due to increased sales in South America and Mexico.

We expect that revenue for the full year ending December 31, 2010, will be between $66.0 and $67.0 million.

Cost of Revenue. The cost of revenue increased 4% to $3.8 million in the three months ended September 30, 2010 from $3.7 million in the three months ended September 30, 2009, due to an increase in sales. As a percentage of revenue, cost of revenue decreased to 21% in the third quarter of 2010 as compared to 27% for the same period of 2009. The percentage decreased primarily due to the introduction of certain new products into the domestic market, higher domestic to international sales mix in the products sold during the period and certain product cost efficiencies due to higher volume.

Gross Profit. Gross profit increased 39% to $14.1 million in the three months ended September 30, 2010 from $10.1 million in the three months ended September 30, 2009. As a percentage of revenue, gross profit increased to 79% in the third quarter of 2010 as compared to 73% for the same period of 2009. The percentage increase was due to an increase in sales and product cost efficiencies due to higher volumes.

We believe that gross profit will increase in the last quarter of 2010 due to the higher expected sales. We also expect gross profit as a percentage of revenue, however, may decline modestly relative to the first nine months of 2010 due to an expected higher proportion of international sales to total sales. International sales are to distributors at lower selling prices than in the United States.

Research, Development and Clinical. Research, development and clinical expense increased 101% to $3.3 million in the three months ended September 30, 2010 as compared to $1.7 million for the three months ended September 30, 2009. This increase was due to a one time payment of $500,000 under a license agreement that was entered into for balloon expandable stent technology, additional personnel and development costs associated with enhancing and expanding our Powerlink product line, and costs associated with our PEVAR clinical trial.

We expect that research, development, and clinical expense will remain significantly above prior year quarter for the last quarter of 2010.

Marketing and Sales. Marketing and sales expense increased 30% to $8.6 million in the three months ended September 30, 2010 from $6.6 million in the three months ended September 30, 2009. The increase in the third quarter of 2010 resulted primarily from higher variable compensation expense on the 35% increase in domestic sales, and from an increase in the number of staffed sales territories.

We anticipate modest increases in sales and marketing for the last quarter of 2010 due to higher commission costs on expected sales growth and costs due to participation in medical meetings and conferences.

General and Administrative. General and administrative expense increased 34% to $2.7 million in the three months ended September 30, 2010 from $2.0 million in the same period in 2009. The increase is primarily due to legal costs associated with patent disputes and $290,000 in due diligence costs associated with our review of Nellix.

We expect general and administrative costs to increase in the last quarter of 2010 as compared to the first three calendar quarters due to costs associated with the acquisition of Nellix and our ongoing legal proceedings.

Other Income (Expense), net. Other income (expense) increased 276% to $60,000 in the three months ended September 30, 2010 from $(34,000) in the same period of 2009. The increase in other income (expense) was primarily the result of gains related to foreign currency exchange, partially offset by the interest expense incurred on bank debt that was outstanding in 2009.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenue. Revenue increased 24% to $48.0 million in the nine months ended September 30, 2010 from $38.8 million in the nine months ended September 30, 2009. Domestic sales increased 22% to $40.0 million in the nine months ended September 30, 2010 from $32.9 million in the nine months ended September 30, 2009. The increase in domestic sales was primarily due to the productivity increase of our sales force And the rollout of Powerlink product line extensions and Powerfit aortic extensions.

International sales increased 35% to $8.0 million in the nine months ended September 30, 2010 from $5.9 million for the comparable period in the prior year. This increase was driven primarily by release of the IntuiTrak delivery system in select European and South American markets.

Cost of Revenue. The cost of revenue increased 10% to $10.8 million in the nine months ended September 30, 2010 from $9.8 million in the nine months ended September 30, 2009, due to an increase in the volume of Powerlink System sales. As a percentage of revenue, cost of revenue decreased to 22% in the nine months ended September 30, 2010 from 25% in the same period of 2009. The percentage decline in the cost of revenue was due to a more favorable product mix, volume related efficiencies, and utilization of our in-house ePTFE graft material for products sold to our distributor in Japan.

Gross Profit. Gross profit increased 29% to $37.2 million in the nine months ended September 30, 2010 from $29.0 million in the nine months ended September 30, 2009. As a percentage of revenue, gross profit increased to 78% in the first nine months of 2010 as compared to 75% for the same period of 2009. The percentage increase was due to the introduction of certain new products into the domestic market and product cost efficiencies due to higher volumes.

Research, Development and Clinical. Research, development and clinical expense increased 78% to $8.0 million in the nine months ended September 30, 2010 as compared to $4.5 million for the nine months ended September 30, 2009. This increase was due to additional personnel and development costs associated with enhancing and expanding our Powerlink System product line, acquisition of balloon expandable stent technology, and costs associated with our PEVAR clinical trial.

Marketing and Sales. Marketing and sales expense increased 17% to $23.1 million in the nine months ended September 30, 2010 from $19.8 million in the nine months ended September 30, 2009. The increase in the first nine months of 2010 resulted primarily from higher variable compensation expense on the 22% increase in domestic sales and an increase in the number of staffed sales territories.

General and Administrative. General and administrative expense increased 11% to $7.0 million in the nine months ended September 30, 2010 from $6.3 million in the nine months ended September 30, 2009, primarily due to legal costs associated with patent disputes and due diligence costs associated with our review of Nellix.

Other Expense. Other expense increased 16% to $154,000 in the nine months ended September 30, 2010, from $133,000 in the same period of 2009. The increase in other expense is primarily due to losses related to foreign currency exchange offset by lower interest expense due to lower debt.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, we incurred a net loss of $1.1 million. As of September 30, 2010, we had an accumulated deficit of approximately $147.2 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In August 2009, we completed a sale of our common stock that resulted in net proceeds of approximately $14.7 million. During 2009, we generated positive cash flows from operations for the first time in our history.

In October 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, or Wells, whereby we may borrow up to $10.0 million. All outstanding amounts under the credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line, as determined by Wells. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. All amounts owing under the credit facility will become due and payable on April 30, 2012. As of September 30, 2010, we did not have any outstanding borrowings under this credit facility and we were in compliance with all covenants.

At September 30, 2010, we had cash and cash equivalents of $22.9 million. We believe that our current cash balance, in combination with expected cash flows from operations and borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months. If we do not realize expected revenue and gross profit margin levels, or if we are unable to manage our operating expenses in line with revenues, or if we cannot maintain our days sales outstanding accounts receivable at historical levels, we may require additional financing to fund our operations.

As of September 30, 2010, our accounts receivable days outstanding was 59 days, as compared to 61 days at June 30, 2010 and 52 days at December 31, 2009, respectively. We expect the days outstanding level will remain in the 55 to 60 day range in future periods.

We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and bring these technologies to market, and to increase the size and productivity of our direct sales force. In particular, we expect to spend significant amounts on the integration of Nellix after the expected completion of the acquisition in December 2010 on completing the product development and clinical trials for the Nellix technology and building a direct sales in Europe.

The timing and amount of our future capital requirements will depend on many factors, including:

•	the successful integration of Nellix after completion of our acquisition;

•	our ability to continue our sales growth;

•	the need for additional capital to fund future development programs or sales force expansion;

•	the need for additional capital to fund business development acquisition(s);

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcome(s) from current or future litigation and the cost to defend such litigation.

If we are required to obtain additional financing for these reasons, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution for our stockholders, in the case of an equity financing, or may contain burdensome restrictions on the operations of our business, in the case of debt financing. If we are not able to obtain additional financing when needed, we may need to curtail our operations, including our planned product development.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility with Wells. All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the greater of 90 day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of September 30, 2010, we had no amounts outstanding under the revolving line of credit. However, if we draw down on our credit line with Wells, we may be exposed to market risk due to changes in the rates at which interest accrues.

We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At September 30, 2010, our investment portfolio consisted of money market instruments.

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

We are currently involved in litigation with Cook Medical Incorporated, or Cook. Cook has alleged that we infringed two of Cook’s patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court, Southern District of Indiana, on October 8, 2009. In December 2009, the United States Patent and Trademark Office, or PTO, granted our request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents, and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent, the PTO rejected as unpatentable those patent claims asserted by Cook against us. On April 14, 2010, the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery is underway. We are raising numerous defenses in the case, one of which is that Cook’s lawsuit is barred by a prior judgment in an earlier case between the same parties. That issue is expected to be addressed by the Court in December. A hearing on the construction of the asserted claims of the’706 and ‘777 patents is scheduled for February 8, 2011. We intend to continue our vigorous defense against these claims and believe our defenses are meritorious.

We are also involved in litigation with Bard Peripheral Vascular, Inc. (or Bard), in which Bard alleges that we infringe one of Bard’s patents that issued in 2002. Bard filed the lawsuit against us and another defendant, Atrium Medical Corp. on August 10, 2010 in the United States District Court, District of Arizona alleging that we infringe U.S. Patent No. 6,436,135 (“’135 patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in our Powerlink System infringes the ‘135 patent and seeks damages for the infringement. Bard also alleges that our infringement was willful and seeks treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. We have not yet been served with the complaint and there have been no substantive developments in this matter. Should Bard pursue this matter, we intend to vigorously defend ourselves against these claims.

At this time, we are unable to predict the outcomes of these matters. At this time, we are of the opinion that the outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow. However, as these matters are ongoing, there is no assurance they will be resolved favorably by us or will not result in a material loss.

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

ENDOLOGIX, INC.

Date: November 8, 2010	/S/ JOHN MCDERMOTT
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	/S/ ROBERT J. KRIST
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