Form 10-Q
period 2011-03-31
ENDOLOGIX INC /DE/
filed 2011-05-10
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission file number 000-28440
 __________________________________________________
ENDOLOGIX, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________

Delaware	68-0328265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11 Studebaker, Irvine, California 92618
(Address of principal executive offices)
(949) 595-7200
(Registrant’s telephone number, including area code)
   ________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 2, 2011, there were 56,756,498 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,346	$38,191
Accounts receivable, net of allowance for doubtful accounts of $148 and $118, respectively.	11,306	12,212
Other receivables	144	515
Inventories, net of reserve of $220 in each period.	10,390	8,350
Other current assets	644	560
Total current assets	56,830	59,828
Property and equipment, net	2,709	2,429
Goodwill	27,073	27,073
Intangibles, net	44,507	44,863
Other assets	208	182
Total assets	$131,327	$134,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,355	$11,160
Short-term portion of long-term liabilities	63	83
Total current liabilities	11,418	11,243
Long term liabilities	29,250	29,229
Total liabilities	40,668	40,472
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares were issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 57,084,000 and 56,896,000 shares issued, respectively. 56,589,000 and 56,401,000 shares outstanding, respectively.	57	57
Additional paid-in capital	231,568	230,017
Accumulated deficit	(140,305)	(135,510)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Total stockholders’ equity	90,659	93,903
Total liabilities and stockholders’ equity	$131,327	$134,375
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$18,548	$14,480
Cost of revenue	4,373	3,361
Gross profit	14,175	11,119
Operating expenses:
Research and development	4,006	1,853
Clinical and regulatory affairs	917	422
Marketing and sales	10,498	6,977
General and administrative	3,579	2,071
Total operating expenses	19,000	11,323
Loss from operations	(4,825)	(204)
Other income (expense):
Interest income	10	4
Interest expense	(7)	(5)
Other income (expense)	27	(20)
Total other income (expense)	30	(21)
Net loss	$(4,795)	$(225)
Basic and diluted net loss per share	$(0.09)	$0.00
Shares used in computing basic and diluted net loss per share	55,906	47,994
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(4,795)	$(225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	664	610
Stock-based compensation	798	726
Changes:
Accounts receivable	906	(1,412)
Inventories	(1,927)	(468)
Other receivables and other assets	261	(107)
Accounts payable and accrued expenses	216	(426)
Net cash used in operating activities	(3,877)	(1,302)
Investing activities:
Capital expenditures for property and equipment	(638)	(213)
Net cash used in investing activities	(638)	(213)
Financing activities:
Proceeds from exercise of stock options	690	88
Repayments of long-term debt	(20)	(19)
Net cash provided by financing activities	670	69
Effect of exchange rate changes on cash and cash equivalents	—	(64)
Net decrease in cash and cash equivalents	(3,845)	(1,510)
Cash and cash equivalents, beginning of period	38,191	24,065
Cash and cash equivalents, end of period	$34,346	$22,555
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Basis of Presentation

(a)	Description of Business
Endologix, Inc., a Delaware corporation (the “Company”) develops, manufactures, markets, and sells innovative devices for aortic disorders. The Company's principal product is an endoluminal graft (“ELG”), for the treatment of abdominal aortic aneurysms (“AAA”) through minimally-invasive endovascular repair. Sales of the ELG in the United States, Europe, Asia, and South America provide the sole source of the Company's reported revenue.
The aorta is the body's largest blood vessel, carrying blood from the heart to the rest of the body. The aorta extends from the chest to the abdomen, where it branches into the iliac arteries. An AAA occurs when the portion of the aorta passing through the abdomen bulges because of a weakening of the vessel wall. The walls become thin and lose their ability to stretch. The weakened sections of the wall may become unable to support the flow of blood through it and can burst, causing serious internal bleeding. The overall patient mortality rate for ruptured AAA is between 50% and 80%, making it a leading cause of death in the United States.
The ELG consists of a self-expanding cobalt chromium alloy stent covered by high-density expanded polytetrafluoroethylene graft material. The ELG is loaded within a delivery catheter and is deployed either through an incision or percutaneously. Once the ELG is fixed in proper position through the patient's femoral artery within the abdominal aorta, blood flow is shunted away from the weakened or “aneurysmal” section, reducing pressure and the potential for the aneurysm to rupture. Clinical trials demonstrated that implantation of ELG products greatly reduce the mortality and morbidity rates associated with conventional AAA surgery, an extremely invasive procedure that many patients are not healthy enough to undergo.

(b)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim operating results are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
For the three months ended March 31, 2011, the Company had a net loss of $4.8 million. As of March 31, 2011, the Company had an accumulated deficit of $140.3 million. Historically, the Company has relied on the sale and issuance of equity securities to provide a significant portion of funding for its operations. At March 31, 2011, the Company had cash and cash equivalents of $34.3 million. The Company believes that its current and projected cash balance, along with $10.0 million in available borrowings under its credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least through March 31, 2012. If the Company does not achieve expected revenue and gross profit margin levels, is unable to keep operating expenses in line with revenue, and/or cannot collect outstanding accounts receivable in a timely manner, it may require additional financing.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

2. Stock-Based Compensation

The Company values stock-based awards, including stock options and restricted stock, as of the date of grant. The Company uses the Black-Scholes option-pricing model in valuing granted stock options. The fair value of granted restricted stock awards is equal to the Company's closing stock price on the date of grant. The Company recognizes stock-based compensation expense, net of estimated forfeitures, using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant, and prospectively revised if actual forfeitures differ from those estimates. The Company classifies compensation expense related to these awards in the Condensed Consolidated Statements of Operations,

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

based on the department to which the recipient reports.
Stock-based compensation expense included in cost of revenue and operating expenses during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of revenue	40	59
Marketing and sales	406	236
Research and development	138	59
Clinical and regulatory affairs	26	12
General and administrative	188	360
Total	$798	$726

3. Net Loss Per Share
Net loss per share of $(0.09) and $(0.00) for the three months ended March 31, 2011 and 2010, respectively, was computed by dividing net loss by the weighted average number of common shares outstanding of 55.9 million and 48.0 million during the respective period. All such additional common shares were antidilutive due to the Company’s net loss position in each period.

4. Inventories

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories, net of reserves of $220,000 as of March 31, 2011 and December 31, 2010, respectively, consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$2,055	$2,051
Work-in-process	3,170	1,851
Finished goods	5,165	4,448
Total inventories	$10,390	$8,350

5. Long-Term Liabilities
Long-term liabilities consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Contingent acquisition consideration payable	28,200	28,200
Deferred income taxes	1,029	1,029
Other long-term liabilities	21	—
Total long-term liabilities	$29,250	$29,229
Debt
In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), whereby the Company may borrow up to $10.0 million (“Wells Credit Facility”). All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or Wells prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line. The Wells Credit Facility also contains customary covenants regarding operations of the Company's business, as well as certain financial covenants, and is collateralized by all of the Company's assets, except its intellectual property.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

All amounts owing under the Wells Credit Facility will become due and payable on April 30, 2012. As of March 31, 2011, the Company did not have any outstanding borrowings, though remains bound by two financial covenants - (i) a covenant requiring the Company maintain a tangible net worth of at least $23.0 million ("Net Worth Covenant") and (ii) a modified short-term assets to short-term liabilities covenant ("Modified Quick Ratio Covenant") of at least 2:1. The Company calculated its tangible net worth to be $19.1 million as of March 31, 2011 and, therefore, was not in compliance with this covenant. The Company calculated its Modified Quick Ratio Covenant to be 4:1 as of March 31, 2011. The Company obtained a waiver for the breach of the Net Worth Covenant from Wells on May 3, 2011. Wells has agreed to forbear from enforcing their default rights under the Wells Credit Facility agreement. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility agreement.

6. Revenue by Geographic Region
The Company's revenue, by location of its customers, was as follows:

	Three Months Ended
	March 31,
	2011	2010
United States	$15,362	$12,015
Europe	1,237	1,127
South America	1,365	880
Asia	329	326
Other	255	132
Total revenue	$18,548	$14,480

7. Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	March 31, 2011	December 31, 2010
Goodwill	$27,073	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development	$40,100	$40,100
Trademarks and trade names	2,708	2,708

Finite lived intangibles
Developed technology	$14,050	$14,050
Accumulated amortization	(12,411)	(12,060)
Developed technology, net	1,639	1,990

Patent	100	100
Accumulated amortization	(40)	(35)
Patent, net	60	65
Intangible assets (excluding goodwill), net	$44,507	$44,863
In accordance with applicable GAAP, goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

might be impaired. The Company most recently performed its annual impairment analysis as of June 30, 2010 and will continue to test for impairment as of June 30 each year. No impairment was indicated in the last analysis. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with applicable GAAP.
The Company recognized amortization expense on intangible assets of $356,000 and $351,000 during the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for the remainder of 2011 and the three succeeding fiscal years is as follows:

2011	$1,069
2012	$605
2013	$20
2014	$5

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
The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook has alleged that the Company infringed two of Cook's patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court for the Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted the Company's request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the '706 patent), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the '777 patent), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the '777 patent and added certain new claims. On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery commenced and is continuing. The Company is raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior judgment in an earlier case between the same parties. A hearing on the construction of the asserted claims of the '706 and '777 patents was conducted on April 15, 2011, and the Court is expected to make a ruling on claim construction issues within 90 days. The Company intends to continue its vigorous defense against these claims and believes its defenses are meritorious.

The Company is also involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleges that the Company infringes one of Bard's patents issued in 2002. Bard filed the lawsuit against the Company and another defendant, Atrium Medical Corp., on August 10, 2010 in the United States District Court for the District of Arizona, alleging that the Company infringes U.S. Patent No. 6,436,135 (“'135 patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in the Company's Powerlink System infringes the '135 patent and seeks damages for the infringement. Bard also alleges that the Company's infringement was willful and seeks treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served the Complaint on the Company on November 24, 2010. No schedule has been set by the Court for proceedings in the case; however, a scheduling conference with the Court is set for May 13, 2011. The Company intends to vigorously defend itself against these claims.
At March 31, 2011, the Company had not accrued for any contingent losses in connection with the Cook or the Bard suits because an unfavorable outcome with respect to these matters is not probable. However, as these matters are ongoing, there is no assurance they will be resolved favorably by the Company or will not result in a material loss.
No other matters require disclosure.

9. Contingently Issuable Common Stock
On December 10, 2010 (the “Closing Date”), the Company completed the acquisition of Nellix Endovascular, Inc.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(“Nellix”), a pre-revenue, AAA medical device company. The purchase price consisted of 3.2 million of the Company's common shares issuable to the former Nellix stockholders as of the Closing Date, representing a value of $19.4 million on the Closing Date. In addition, after the Closing Date, a maximum $39.0 million payment solely in the form of the Company's common shares (the “Contingent Payment”), will be made upon the achievement of certain revenue and scientific milestones (the “Nellix Milestones”). The Contingent Payment will be calculated as of the date each milestone is achieved, using an applicable per share price floor and/or ceiling.
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. This value was derived using a discounted income approach model, with a range of probabilities and assumptions. As of March 31, 2011, the probabilities used in developing the Contingent Payment value have not changed since the Closing Date or December 31, 2010. The Contingent Payment value will continue to be evaluated on a quarterly basis during 2011. Prospective adjustments will result if management assesses the probability of meeting the Nellix Milestones to differ from those estimates made as of the Closing Date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our products, general economic and business conditions, the regulatory environment in which we operate, the level and availability of third party payor medical reimbursements, competitive activities, protection of intellectual property rights or other risks. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

Overview
Our Business
We develop, manufacture, market and sell innovative devices for aortic disorders. Our principal product is an endoluminal graft (“ELG”), for the treatment of abdominal aortic aneurysms (“AAA”) through minimally-invasive endovascular repair. Sales of the ELG in the United States, Europe, Asia, and South America provide the sole source of our reported revenue.
The aorta is the body's largest blood vessel, carrying blood from the heart to the rest of the body. The aorta extends from the chest to the abdomen, where it branches into the iliac arteries. An AAA occurs when the portion of the aorta passing through the abdomen bulges because of a weakening of the vessel wall. The walls become thin and lose their ability to stretch. The weakened sections of the wall may become unable to support the flow of blood through it and can burst, causing serious internal bleeding. The overall patient mortality rate for ruptured AAA is between 50% and 80%, making it a leading cause of death in the United States.
The ELG consists of a self-expanding cobalt chromium alloy stent covered by high-density expanded polytetrafluoroethylene graft material. The ELG is loaded within a delivery catheter and is deployed either through an incision or percutaneously. Once the ELG is fixed in proper position through the patient's femoral artery within the abdominal aorta, blood flow is shunted away from the weakened or “aneurysmal” section, reducing pressure and the potential for the aneurysm to rupture. Clinical trials demonstrated that implantation of ELG products greatly reduce the mortality and morbidity rates associated with conventional AAA surgery, an extremely invasive procedure that for many patients are not healthy enough to undergo.
Recent Clinical Trials and Product Developments
In 2010, we initiated a percutaneous endovascular abdominal aortic aneurysm repair (“PEVAR”), pivotal clinical trial. The first patient was treated at Oklahoma Heart Hospital in April 2010. There are currently no medical devices approved by the United States Food and Drug Administration (“FDA”), or in pivotal clinical trials, for a PEVAR indication. We expect to enroll up to 150 patients at 20 domestic clinical sites in the randomized trial. Patients in the clinical trial will be treated with our IntuiTrak® endovascular delivery system, which delivers our Powerlink family of stent grafts. The clinical trial is also utilizing a “pre-close” technique facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System. One hundred patients will undergo PEVAR, with closure facilitated by either the Prostar XL or Perclose ProGlide device, and 50 patients will undergo standard EVAR.
We continue to actively invest our resources in research and development activities in an effort to further expand our product offerings and develop next generation products.
Recent Acquisition and Business Development
On December 10, 2010, we completed our acquisition of Nellix Endovascular, Inc. (“Nellix”). Using the technology we acquired from Nellix, we are developing a next generation device to treat AAA, for which we expect to receive a European Economic Area conformance mark (CE mark) in 2011. We expect to receive FDA premarket approval in 2015. We are integrating the Nellix business into our operations, which will likely result in significant investments in research and development for product development and requisite clinical trials. We are also in the process of developing a sales force in Europe to directly market and sell our products to end-users. Currently, our sales outside the United States are through third-party distributors.

Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2010
Revenue. Revenue increased 28.1% to $18.5 million in the three months ended March 31, 2011 from $14.5 million in the three months ended March 31, 2010. Domestic sales increased 27.9% to $15.4 million in the three months ended March 31, 2011 from $12.0 million in the three months ended March 31, 2010. The increase in domestic sales was primarily due to the expansion of our sales force and the successful market introduction of new product sizes in the second half of 2010.
International sales increased 29.3% to $3.2 million in the three months ended March 31, 2011 from $2.5 million for the comparable period in the prior year. This increase was primarily due to increased sales in South America and Europe.
We expect that revenue for the year ending December 31, 2011 will be between $78.0 and $82.0 million.
Cost of Revenue. Cost of revenue increased 30.1% to $4.4 million in the three months ended March 31, 2011 from $3.4 million in the three months ended March 31, 2010, due to the increase in the volume of sales. As a percentage of revenue, cost of revenue increased to 23.6% in the first quarter of 2011 as compared to 23.2% for the same period of 2010. The percentage increased primarily due to the introduction of new products which increased the average manufacturing cost per unit.
Gross Profit. Gross profit increased 27.5% to $14.2 million in the three months ended March 31, 2011 from $11.1 million in the three months ended March 31, 2010. As a percentage of revenue, gross profit decreased to 76.4% in the first quarter of 2011 as compared to 76.8% for the same period of 2010. The percentage decrease was due to the factors described above. We believe that gross profit will increase in the remaining quarters of 2011 due to the higher expected sales. We also expect gross profit as a percentage of revenue to increase modestly relative to the first three months of 2011 due to improved labor efficiencies and the favorable effect of higher manufacturing volume.
Research and Development and Clinical and Regulatory Affairs. Research and development and clinical and regulatory affairs expense increased 116.4% to $4.9 million in the three months ended March 31, 2011 as compared to $2.3 million for the three months ended March 31, 2010. This increase was due to expenditures associated with the integration and development of the Nellix product, and continued enrollment and follow up costs associated with our PEVAR clinical trial.
We expect that research and development and clinical and regulatory affairs expense will remain significantly above prior year amounts for the remainder of 2011.
Marketing and Sales. Marketing and sales expense increased 50.5% to $10.5 million in the three months ended March 31, 2011 from $7.0 million in the three months ended March 31, 2010. The increase in the first quarter of 2011 resulted primarily from higher variable compensation expense on the 27.9% increase in domestic sales, an increase in the number of staffed sales territories, and costs associated with the transition to a new distributor in Italy.
We expect that sales and marketing expense will remain significantly above prior year amounts for the remainder of 2011 due to higher commission costs on expected sales growth, continued expansion of the U.S. sales force, and the establishment of a direct sales organization in Europe.
General and Administrative. General and administrative expense increased 72.8% to $3.6 million in the three months ended March 31, 2011 from $2.1 million in the same period in 2010. The increase is primarily due to legal costs associated with patent disputes, costs associated with the integration of Nellix, and increases to our IT infrastructure.
We expect general and administrative costs to modestly decrease over the remaining three quarters of 2011 due to lower expenses related to the integration of Nellix.

Liquidity and Capital Resources
For the three months ended March 31, 2011, we incurred a net loss of $4.8 million. As of March 31, 2011, we had an accumulated deficit of approximately $140.3 million. Historically, we have relied on the sale and issuance of equity securities to provide a significant portion of funding for our operations. In August 2009, we completed a sale of our common stock that resulted in net proceeds of approximately $14.7 million.

In October 2009, we entered into a revolving credit facility with Wells Fargo Bank (“Wells”), whereby we may borrow up to $10.0 million (“Wells Credit Facility”). All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or Wells prime rate, plus 1.25%, which is payable on a monthly basis. The unused portion is subject to an unused revolving line facility fee, payable quarterly, in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line. The Wells Credit Facility also contains customary covenants regarding operations of our business and financial covenants, and is collateralized by all of our assets, except our intellectual property.

All amounts owing under the Wells Credit Facility will become due and payable on April 30, 2012. As of March 31, 2011, we did not have any outstanding borrowings, though remains bound by two financial covenants - (i) a covenant requiring us to maintain a tangible net worth of at least $23.0 million ("Net Worth Covenant") and (ii) a modified short-term assets to short-term liabilities covenant ("Modified Quick Ratio Covenant") of at least 2:1. We calculated our tangible net worth to be $19.1 million as of March 31, 2011 and, therefore, were not in compliance with this covenant. We calculated our Modified Quick Ratio Covenant to be 4:1 as of March 31, 2011. We obtained a waiver for the breach of the Net Worth Covenant from Wells on May 3, 2011. Wells has agreed to forbear from enforcing their default rights under the Wells Credit Facility agreement. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility agreement.
In December 2010, in conjunction with our acquisition of Nellix, we completed a private placement offering of our common stock that resulted in net proceeds to us of approximately $15.0 million.
At March 31, 2011, we had cash and cash equivalents of $34.3 million. We believe that our current and expected cash balance in combination with $10.0 million borrowings available under our credit facility, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least through March 31, 2012. If we do not achieve expected revenue and gross profit margin levels, or if we are unable to keep operating expenses in line with revenue, and/or cannot collect outstanding accounts receivable in a timely manner, we may require additional financing.
As of March 31, 2011, our accounts receivable days outstanding was 50 days, as compared to 52 days at December 31, 2010. We expect that the days outstanding level will generally be in the 55 to 60 day range in future periods.
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to spend significant amounts on the continuing integration of the Nellix business, completing product development and clinical trials for the Nellix product, and on building a direct sales organization in Europe.
The timing and amount of our future capital requirements will depend on many factors, including:

•	the continuing integration of the Nellix business;

•	our ability to continue our sales growth;

•	the need for additional capital to fund future development programs or sales force expansion;

•	the need for additional capital to fund business development acquisition(s);

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcome(s) from current or future litigation and the cost to defend such litigation.

If we are required to obtain additional financing for these reasons, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution for our stockholders, in the case of an equity financing, or may contain burdensome restrictions on the operation of our business, in the case of debt financing. If we are not able to obtain additional financing when needed, we may need to curtail our operations, including our planned product development.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility with Wells. All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of March 31, 2011, we had no amounts outstanding under the revolving line of credit. However, if we draw down on our credit line with Wells, we may be exposed to market risk due to changes in the rates at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At March 31, 2011, our investment portfolio consisted of money market instruments.
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

We are currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook has alleged that we infringed two of Cook's patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court for the Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted our request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the '706 patent), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the '777 patent), the PTO rejected as unpatentable those patent claims asserted by Cook against us. Cook subsequently amended the '777 patent and added certain new claims. On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery commenced and is continuing. We are raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior judgment in an earlier case between the same parties. A hearing on the construction of the asserted claims of the '706 and '777 patents was conducted on April 15, 2011, and the Court is expected to make a ruling on claim construction issues within 90 days. We intend to continue our vigorous defense against these claims and believe our defenses are meritorious.

We are also involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleges that we infringe one of Bard's patents issued in 2002. Bard filed the lawsuit against us and another defendant, Atrium Medical Corp., on August 10, 2010 in the United States District Court for the District of Arizona, alleging that we infringe U.S. Patent No. 6,436,135 (“'135 patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in our Powerlink System infringes the '135 patent and seeks damages for the infringement. Bard also alleges that our infringement was willful and seeks treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served the Complaint on us on November 24, 2010. No schedule has been set by the Court for proceedings in the case; however, a scheduling conference with the Court is set for May 13, 2011. We intend to vigorously defend ourselves against these claims.
We have not accrued for any contingent losses in connection with the Cook or the Bard suits because an unfavorable outcome with respect to these matters is not probable. However, as these matters are ongoing, there is no assurance they will be resolved favorably or will not result in a material loss.

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

ENDOLOGIX, INC.

Date: May 10, 2011	/S/ JOHN MCDERMOTT
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/S/ ROBERT J. KRIST
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