Form 10-Q
period 2011-06-30
ENDOLOGIX INC /DE/
filed 2011-08-03
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 28, 2011, there were 57,518,021 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$30,865	$38,191
Accounts receivable, net of allowance for doubtful accounts of $191 and $118, respectively.	12,560	12,212
Other receivables	379	515
Inventories	13,568	8,350
Prepaid expenses and other current assets	846	560
Total current assets	58,218	59,828
Property and equipment, net	2,668	2,429
Goodwill	27,073	27,073
Intangibles, net	44,151	44,863
Deposits and other assets	187	182
Total assets	$132,297	$134,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,546	$3,623
Accrued payroll	5,853	5,310
Accrued expenses and other liabilities	3,126	2,310
Total current liabilities	13,525	11,243
Deferred income taxes	1,029	1,029
Deferred rent	17	—
Contingently issuable common stock (Note 10)	36,800	28,200
Total liabilities	51,371	40,472
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 57,726,000 and 56,896,000 shares issued, respectively. 57,231,000 and 56,401,000 shares outstanding, respectively.	58	57
Additional paid-in capital	235,500	230,017
Accumulated deficit	(153,971)	(135,510)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Total stockholders’ equity	80,926	93,903
Total liabilities and stockholders’ equity	$132,297	$134,375
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$19,175	$15,654	$37,723	$30,134
Cost of goods sold	4,150	3,612	8,523	6,973
Gross profit	15,025	12,042	29,200	23,161
Operating expenses:
Research and development	5,178	1,800	9,184	3,653
Clinical and regulatory affairs	898	626	1,815	1,048
Marketing and sales	10,802	7,590	21,300	14,567
General and administrative	3,324	2,213	6,903	4,284
Total operating expenses	20,202	12,229	39,202	23,552
Loss from operations	(5,177)	(187)	(10,002)	(391)
Other income (expense):
Interest income	6	7	16	11
Interest expense	(2)	(2)	(9)	(7)
Gain on sale of equipment	141	—	141	—
Other expense	(34)	(198)	(7)	(218)
Change in fair value of contingent consideration related to acquisition (Note 10)	(8,600)	—	(8,600)	—
Total other expense	(8,489)	(193)	(8,459)	(214)
Net loss	$(13,666)	$(380)	$(18,461)	$(605)
Basic and diluted net loss per share	$(0.24)	$(0.01)	$(0.33)	$(0.01)
Shares used in computing basic and diluted net loss per share	56,217	48,325	56,062	48,160
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,461)	$(605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,537	1,218
Stock-based compensation	1,884	1,365
Change in fair value of contingent consideration related to acquisition (Note 10)	8,600	—
Gain on sale of equipment	(141)	—
Changes in operating assets and liabilities:
Accounts receivable	(348)	(2,777)
Other receivables	336	(113)
Inventories	(5,044)	(874)
Prepaid expenses and other current assets	(291)	(8)
Accounts payable	733	988
Accrued payroll	543	(1,408)
Accrued expenses and other liabilities	857	121
Net cash used in operating activities	(9,795)	(2,093)
Cash flows from investing activities:
Purchases of property and equipment	(1,011)	(491)
Net cash used in investing activities	(1,011)	(491)
Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase plan	1,053	614
Proceeds from exercise of stock options	2,468	372
Repayments of long-term debt	(41)	(39)
Net cash provided by financing activities	3,480	947
Net decrease in cash and cash equivalents	(7,326)	(1,637)
Cash and cash equivalents, beginning of period	38,191	24,065
Cash and cash equivalents, end of period	$30,865	$22,428
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Summary of Accounting Policies and Use of Estimates

(a)	Description of Business
Endologix, Inc., a Delaware corporation (the “Company”), develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product is an endoluminal graft (“ELG”), for the treatment of abdominal aortic aneurysms (“AAA”) through minimally-invasive endovascular repair. Sales of the ELG in the United States, Europe, Asia, and South America provide the sole source of the Company's reported revenue.
The aorta is the body's largest blood vessel, carrying blood from the heart to the rest of the body. The aorta extends from the chest to the abdomen, where it branches into the iliac arteries. An AAA occurs when the portion of the aorta passing through the abdomen bulges because of a weakening of the vessel wall. The wall becomes thin and loses its ability to stretch. The weakened sections of the wall may become unable to support the flow of blood through it and can burst, causing serious internal bleeding. The overall patient mortality rate for ruptured AAA ranges between 50% and 80%, making it a leading cause of death in the United States.
The Company's ELG consists of a self-expanding cobalt chromium alloy stent covered by high-density expanded polytetrafluoroethylene graft material. The ELG is loaded within a delivery catheter and is deployed either through a small incision, or percutaneously, through the patient's femoral artery. Once the ELG is fixed in proper position within the abdominal aorta, blood flow is shunted away from the weakened or “aneurysmal” section, reducing pressure and the potential for the aneurysm to rupture.
Numerous clinical trials have demonstrated that implantation of ELG products greatly reduce the mortality and morbidity rates associated with conventional AAA surgery. Conventional AAA surgery is extremely invasive and many patients are not healthy enough to undergo the procedure, given the related risks.

(b)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim operating results are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The Condensed Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(c) Summary of Accounting Policies and Use of Estimates
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, amounts held as bank deposits, and money market funds with original maturities of three months or less.
Accounts Receivables
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
Inventories
The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory, or the market value for such inventory. Cost is determined on the first-in, first-out method. The Company regularly reviews inventory quantities in process and on hand and records a provision for obsolete inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Useful Life
Office furniture, computer hardware, software, and production equipment	Three to seven years
Leasehold improvements	Shorter of useful life or remaining term of lease, with expected extensions
Maintenance and repairs are expensed as incurred, while leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining lease term (including expected extensions). Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations.
Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually as of June 30, or whenever events or changes in circumstances indicate that the asset might be impaired.

Useful Life
Goodwill	Indefinite lived
In-process research and development	Indefinite lived until commercial launch of underlying technology, then amortized over its then remaining useful life on a straight-line basis
Developed technology	Ten years, amortized on a straight-line basis
Patent	Five years, amortized on a straight-line basis
Long-Lived Asset Impairment
The Company evaluates the possible impairment of long-lived assets, including indefinite lived intangible assets, if/when events or changes in circumstances occur that indicate that the carrying value of such assets may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying value of such assets to the Company's pretax cash flows (undiscounted and without interest charges) expected to be generated from their use in the Company's operations. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds fair value. Assets held for sale are reported at the lower of the carrying amount, or fair value less costs to sell.
The asset group, for purposes of impairment testing, is comprised of the Company's entire aortic disorder device business, representing the lowest level of separately identifiable cash flows. The impairment evaluation utilizes the Company's ten-year operating and cash flow projections in determining the undiscounted cash flows expected to be generated by the asset group through continuing operations. Such undiscounted cash flows are next compared to the carrying amount of the asset group to determine if an impairment of the asset group is indicated.
The undiscounted net cash flows expected to be generated by the Company's asset group exceeded its carrying amount as of December 31, 2010 and June 30, 2011, therefore, the asset group is not considered to be impaired. Such conclusion is based upon management's significant judgments and estimates inherent in the Company's ten-year operating and cash flow projections, including assumptions pertaining to revenue growth, expense trends, and working capital management. Accordingly, changes in business circumstances could adversely impact the results of the Company's long-lived asset impairment test.
Fair Value Measurements
The Company applies relevant GAAP in measuring the fair value of its Contingent Payment (see Note 10). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
Contingent Consideration for Business Acquisition
The Company determined the fair value of contingently issuable common stock on the Nellix (see Note 10) acquisition date using a probability-based income approach using an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of the contingently issuable common stock are determined each period end (determined using both Level 1 and Level 3 inputs) and recorded in the other income/(expense) section of the consolidated statements of operations and the non-current liabilities section of the consolidated balance sheet.
Fair Value of Financial Instruments
The carrying amount of all financial instruments approximates fair value (utilizing Level 1 inputs), because of the short maturities of the instruments.
Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:
•     Persuasive evidence of an arrangement exists;
•     The sales price is fixed or determinable;
•     Collection of the relevant receivable is probable at the time of sale; and
•     Products have been shipped or used and the customer has taken ownership and assumed risk of loss.
For domestic sales, the Company generally recognizes revenue upon completion of a surgical procedure, when the product is implanted in a patient. For international sales, the Company recognizes revenue at the time of shipment of the products to a distributor, as this represents the period that the customer has taken ownership and assumed risk of loss.
The Company does not offer rights of return or price protection, and has no post delivery obligations other than its specified warranty.
Shipping Costs
Shipping costs billed to customers are reported within revenue, with the related costs reported within costs of goods sold.
Foreign Currency
The assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in the condensed consolidated statement of operations.
Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. The Company has recorded a full valuation allowance to reduce its deferred tax assets to zero, because the Company believes that,

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized. If the Company were to determine that it would be able to realize their deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made.
Net Earnings(Loss) Per Share
Net earnings(loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the periods ended June 30, 2011 and 2010, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive.
Research and Development Costs
Research and development costs are expensed as incurred.
Product Warranty
Within six months of shipment, certain customers may request replacement of products they receive that do not meet product specifications. No other warranties are offered and the Company disclaims responsibility for any consequential or incidental damages associated with the use of its device. Historically, the Company has not experienced a significant amount of costs associated with its product warranty policy.

2. Stock-Based Compensation

The Company values stock-based awards, including stock options and restricted stock, as of the date of grant. The Company uses the Black-Scholes option-pricing model in valuing granted stock options. The fair value of granted restricted stock awards is equal to the Company's closing stock price on the date of grant. The Company recognizes stock-based compensation expense, net of estimated forfeitures, using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant, and prospectively revised if actual forfeitures differ from those estimates. The Company classifies compensation expense related to these awards in the Condensed Consolidated Statements of Operations, based on the department to which the recipient reports.
Stock-based compensation expense included in cost of revenue and operating expenses during the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of goods sold	—	39	40	98
Marketing and sales	445	298	851	534
Research and development	277	63	415	111
Clinical and regulatory affairs	35	25	61	47
General and administrative	329	318	517	678
Total	$1,086	$743	$1,884	$1,468

3. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	(13,666)	(380)	(18,461)	(605)
Weighted average shares	56,217	48,325	56,062	48,160
Net loss per share	(0.24)	(0.01)	(0.33)	(0.01)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common stock options	233,465	1,207,388	264,188	1,344,499

4. Inventories

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$2,549	$2,051
Work-in-process	5,467	1,851
Finished goods	5,552	4,448
Total inventories	$13,568	$8,350

5. Credit Facilities

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

All amounts owing under the Wells Credit Facility will become due and payable on April 30, 2012. As of June 30, 2011, the Company did not have any outstanding borrowings as of June 30, 2011, though remains bound by two financial covenants:

(i) a covenant requiring the Company maintain a tangible net worth of at least $23.0 million ("Net Worth Covenant") and

(ii) a modified short-term assets to short-term liabilities covenant ("Modified Quick Ratio Covenant") of at least 2:1.

The Company calculated its tangible net worth to be $9.7 million as of June 30, 2011 and, therefore, was not in compliance with the Net Worth Covenant. The Company calculated its Modified Quick Ratio Covenant to be 3.2:1 as of June 30, 2011.

The Company obtained a waiver for the breach of the Net Worth Covenant from Wells on July 28, 2011. Wells has agreed to forbear from enforcing their default rights under the Wells Credit Facility agreement. The waiver does not apply to any subsequent breaches of the same provision, nor any potential breach of any other provision specified within the Wells Credit Facility agreement.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

6. Long-Term Liabilities
Long-term liabilities consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred income taxes	1,029	1,029
Deferred rent	17	—
Contingently issuable common stock	36,800	28,200
Total long-term liabilities	$37,846	$29,229

7. Revenue by Geographic Region
The Company's revenue, by location of its customers, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$16,598	$12,762	$31,960	$24,777

Europe	649	931	1,886	2,058
South America	1,005	771	2,370	1,651
Asia	535	1,054	864	1,380
Other	388	136	643	268
Total outside United States	$2,577	$2,892	$5,763	$5,357

Total revenue	$19,175	$15,654	$37,723	$30,134

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

8. Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	June 30, 2011	December 31, 2010
Goodwill	$27,073	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development	$40,100	$40,100
Trademarks and trade names	2,708	2,708

Finite lived intangibles
Developed technology	$14,050	$14,050
Accumulated amortization	(12,762)	(12,060)
Developed technology, net	1,288	1,990

Patent	100	100
Accumulated amortization	(45)	(35)
Patent, net	55	65
Intangible assets (excluding goodwill), net	$44,151	$44,863
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual goodwill and indefinite lived intangible assets impairment analysis as of June 30, 2011, and will continue to test for impairment as of June 30 each year. No impairment was indicated as of June 30, 2011.
Intangible assets with finite lives are amortized over the expected useful life; related impairment testing is performed upon the occurance of impairment indicators, if/when they occur.
The Company recognized amortization expense on intangible assets during the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amortization expense	$356	$351	$713	$703
Estimated amortization expense for the remainder of 2011 and the three succeeding fiscal years is as follows:

Amortization Expense
Remainder of 2011	$713
2012	$605
2013	$20
2014	$5

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

9. Commitments and Contingencies
Legal Matters - Cook and Bard
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
The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook has alleged that the Company infringed two of Cook's patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court for the Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted the Company's request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the '706 patent), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the '777 patent), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the '777 patent and added certain new claims. On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery commenced and is continuing. The Company is raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior judgment in an earlier case between the same parties. A hearing on the construction of the asserted claims of the '706 and '777 patents was conducted on April 15, 2011, and the Court is expected to make a ruling on claim construction issues during August 2011. The Company intends to continue its vigorous defense against these claims and believes its defenses are meritorious.

The Company is also involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleges that the Company infringes one of Bard's patents issued in 2002. Bard filed the lawsuit against the Company and another defendant, Atrium Medical Corp., on August 10, 2010 in the United States District Court for the District of Arizona, alleging that the Company infringes U.S. Patent No. 6,436,135 (“'135 patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in the Company's Powerlink System infringes the '135 patent and seeks damages for the infringement. Bard also alleges that the Company's infringement was willful and seeks treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served the Complaint on the Company on November 24, 2010. No schedule has been set by the Court for proceedings in the case; however, a scheduling conference with the Court occurred on May 13, 2011. The Company intends to continue its vigorous defense against this claim and believe its defenses are meritorious.

In order to avoid the further legal costs and diversion of management resources it is reasonably possible that a settlement with Bard and/or Cook may be reached, which could then result in a liability to the Company.  However, presently it is not possible to estimate with reasonable accuracy what amount, if any, may be incurred as a result of a potential settlement.

10. Contingently Issuable Common Stock
On December 10, 2010 (the “Closing Date”), the Company completed the acquisition of Nellix, Inc. (“Nellix”), a pre-revenue, AAA medical device company. The purchase price consisted of 3.2 million of the Company's common shares issuable to the former Nellix stockholders as of the Closing Date, representing a value of $19.4 million on the Closing Date. In addition, after the Closing Date, a maximum $39.0 million payment solely in the form of the Company's common shares (the “Contingent Payment”), will be made upon the achievement of certain revenue and scientific milestones (the “Nellix Milestones”). The Contingent Payment will be calculated as of the date each milestone is achieved, using an applicable per share price, which is subject to floor, and/or ceiling.
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. This value was derived using a discounted income approach model, with a range of probabilities and assumptions (which included Level 3 inputs - see Note 1(c)). As of June 30, 2011, the probabilities and assumptions used in developing the Contingent Payment value, and expected timing of milestone achievement (which included Level 3 inputs), have required certain adjustments from the Closing Date and March 31, 2011.
In addition, the Company's per share price of its common stock increased by $3.24 per share, or 53%, between the

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Closing Date and June 30, 2011 (as compared to an increase of $0.72, or 11.8%, between the Closing Date and March 31, 2011), which significantly affected the fair value of the Contingent Payment as of June 30, 2011.
The fair value of the Contingent Payment was estimated to be $36.8 million as of June 30, 2011. The Contingent Payment value will continue to be evaluated on a quarterly basis during 2011 and beyond. Prospective adjustments will result if management assesses that the fair value estimate has changed from the prior period estimate.

Fair Value of Contingently Issuable Common Stock
December 31, 2010	$28,200
Fair value adjustment of Contingent Payment (non-cash)	8,600
June 30, 2011	$36,800

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
Our Business
We develop, manufacture, market and sell innovative medical devices for the treatment of aortic disorders. Our principal product is an endoluminal graft (“ELG”), for the treatment of abdominal aortic aneurysms (“AAA”) through minimally-invasive endovascular repair. Sales of the ELG in the United States, Europe, Asia, and South America provide the sole source of our reported revenue.
The aorta is the body's largest blood vessel, carrying blood from the heart to the rest of the body. The aorta extends from the chest to the abdomen, where it branches into the iliac arteries. An AAA occurs when the portion of the aorta passing through the abdomen bulges because of a weakening of the vessel wall. The wall becomes thin and loses its ability to stretch. The weakened sections of the wall may become unable to support the flow of blood through it and can burst, causing serious internal bleeding. The overall patient mortality rate for ruptured AAA ranges between 50% and 80%, making it a leading cause of death in the United States.
Our ELG consists of a self-expanding cobalt chromium alloy stent covered by high-density expanded polytetrafluoroethylene graft material. The ELG is loaded within a delivery catheter and is deployed either through a small incision, or percutaneously, through the patient's femoral artery. Once the ELG is fixed in proper position within the abdominal aorta, blood flow is shunted away from the weakened or “aneurysmal” section, reducing pressure and the potential for the aneurysm to rupture.
Numerous clinical trials have demonstrated that implantation of ELG products greatly reduce the mortality and morbidity rates associated with conventional AAA surgery. Conventional AAA surgery is extremely invasive and many patients are not healthy enough to undergo the procedure, given the related risks.
Recent Clinical Trials and Product Developments
In 2010, we initiated a percutaneous endovascular abdominal aortic aneurysm repair (“PEVAR”), pivotal clinical trial. The first PEVAR patient was treated at Oklahoma Heart Hospital in April 2010. There are currently no medical devices approved by the United States Food and Drug Administration (“FDA”) for PEVAR. We expect to enroll up to 150 patients at 20 domestic clinical sites in the randomized PEVAR trial. Patients in this clinical trial will be treated with our IntuiTrak® endovascular delivery system, which delivers our Powerlink family of stent grafts. The clinical trial is also utilizing a “pre-close” technique for a portion of the 150 patients, facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System.

We continue to actively invest our resources in research and development activities in an effort to further expand our product offerings and develop next generation products to treat a greater range of patient anatomies and aortic aneurysms.
Recent Acquisition
On December 10, 2010, we completed our acquisition of Nellix, Inc. (“Nellix”). Using the technology we acquired from Nellix, we are developing a next generation device to treat AAA, for which we expect to receive a European Economic Area conformance mark (CE mark) in the first quarter of 2012. We expect to receive U.S. Food and Drug Administration ("FDA") premarket approval in 2015.
Business Developments - AFX and European Sales Force
During the quarter, we received FDA approval of our new AFX™ Endovascular AAA System ("AFX"), which will provide clinicians with improved vascular access, more precise deployment, and enhanced sealing characteristics of the ELG. When launched in September 2011, AFX will be the lowest profile device in the U.S.
We are in the process of developing a sales force in Europe to directly market and sell our products to European hospitals and surgeons. We expect to begin direct sales operations in September 2011. Our reported revenue to customers outside of the U.S. has exclusively been through third-party distributors.

Results of Operations
Operations Overview - Three and Six Months Ended June 30, 2011 and 2010
The following table presents our results of continuing operations and the percentage of the quarter's revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Total revenue	$19,175	100.0%	$15,654	100.0%	$37,723	100.0%	$30,134	100.0%
Cost of goods sold	4,150	21.6%	3,612	23.1%	8,523	22.6%	6,973	23.1%
Gross profit	15,025	78.4%	12,042	76.9%	29,200	77.4%	23,161	76.9%
Operating expenses:
Research and development	5,178	27.0%	1,800	11.5%	9,184	24.3%	3,653	12.1%
Clinical Affairs	898	4.7%	626	4.0%	1,815	4.8%	1,048	3.5%
Marketing and sales	10,802	56.3%	7,590	48.5%	21,300	56.5%	14,567	48.3%
General and administrative	3,324	17.3%	2,213	14.1%	6,903	18.3%	4,284	14.2%
Total operating expenses	20,202	105.4%	12,229	78.1%	39,202	103.9%	23,552	78.2%
Loss from operations	(5,177)	(27.0)%	(187)	(1.2)%	(10,002)	(26.5)%	(391)	(1.3)%
Total other income (expense)	(8,489)	(44.3)%	(193)	(1.2)%	(8,459)	(22.4)%	(214)	(0.7)%
Net income (loss)	$(13,666)	(71.3)%	$(380)	(2.4)%	$(18,461)	(48.9)%	$(605)	(2.0)%

Comparison of the Three Months Ended June 30, 2011 and 2010
Revenue

	Three Months Ended June 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Revenue	$19,175	$15,654	$3,521	22.5%
Our 22.5% revenue increase primarily resulted from an increase in U.S. sales due the expansion of our sales force, and the successful market introduction of new product sizes in the second half of 2010. Our U.S. revenue growth was partially offset by a decrease in European revenue. Upon mutual agreement, we early terminated our contract (the "LeMatire Agreement") with our primary European distributor, LeMaitre Vascular, on July 6, 2011 (though will be effective September 1, 2011). LeMaitre's pending termination of European distribution rights of Endologix products include: Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, The Netherlands, Romania, Sweden, Switzerland, and the United

Kingdom (excluding Northern Ireland).
We have continued to expand our sales force in the U.S. and are building a European sales force in advance of the effective termination date of the LeMaitre Agreement on September 1, 2011. We continue to deepen our market penetration, which was aided by our product size range expansion in the second half in 2010, allowing us to address more aortic anatomy types. We continue to develop new products in order to broaden the range of aortic anatomies that we can treat.
We anticipate that revenue will continue to increase as we further execute our market penetration strategy of expanding our sales force and product line. We expect that revenue for the year ending December 31, 2011 will be between $78.0 and $82.0 million.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Cost of goods sold	$4,150	$3,612	$538	14.9%
Gross profit	15,025	12,042	2,983	24.8%
Gross margin percentage (gross profit as a percent of revenue)	78.4%	76.9%	1.5%
The $0.5 million increase in cost of goods sold was driven by an increase in revenue of $3.5 million, as discussed above. Although revenue increased 22.5%, cost of goods sold only increased 14.9%, primarily due to higher average sales prices (due to customer mix), improved labor efficiency, and increased manufacturing volume.
Gross margin for three months ended June 30, 2011 improved to 78.4% and was primarily related to economies of scale in our operations and a modest increase in our average price, based on customer mix. We anticipate that gross margins will remain consistent throughout 2011.
Operating Expenses

	Three Months Ended June 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Research and development	$5,178	$1,800	$3,378	187.7%
Clinical and regulatory affairs	898	626	272	43.5%
Marketing and sales	10,802	7,590	3,212	42.3%
General and administrative	3,324	2,213	1,111	50.2%
Research and Development. The $3.4 million increase in research and development expenses was primarily driven by the integration and development of the Nellix product line and $0.5 million associated with the development and final testing of our AFX product. We expect that research and development expense will remain significantly above prior year amounts for the remainder of 2011.
Clinical and Regulatory Affairs. The $0.3 million increase in clinical affairs is primarily driven by the continued enrollment and follow-up costs associated with our PEVAR clinical trial. We expect that clinical and regulatory affairs expense will remain significantly above prior year amounts for the remainder of 2011.
Marketing and Sales. The $3.2 million increase for the three months ended June 30, 2011 as compared to 2010 was primarily related to marketing costs to drive the growth of our domestic business, costs to build a direct sales force in Europe, and additional sales personnel related costs, including an increase in variable compensation expense on the 30% increase in U.S. revenue and an increase, by 7.8, in average active sales representatives in the current period, as compared to the prior year period.
We expect that sales and marketing expense will remain significantly above prior year amounts for the remainder of 2011 due to higher commission costs on expected sales growth, continued expansion of the U.S. sales force, and the establishment of a direct sales force in Europe.
General and Administrative. The $1.1 million increase includes $0.6 million in legal costs during the quarter associated with Bard and Cook patent disputes, $0.1 million associated with the integration of Nellix, $0.2 million of additional personnel costs to support our business growth, and $0.1 million increase in costs to enhance our information technology infrastructure.
We expect general and administrative costs to modestly decrease over the remaining two quarters of 2011.
Comparison of the Six Months Ended June 30, 2011 and 2010
Revenue

	Six Months Ended June 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Revenue	$37,723	$30,134	$7,589	25.2%
Our 25.2% revenue increase primarily resulted from an increase in U.S. sales due the expansion of our sales force, and the successful market introduction of new product sizes in the second half of 2010. This was partially offset by a decrease in European revenue.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Cost of goods sold	$8,523	$6,973	$1,550	22.2%
Gross profit	29,200	23,161	6,039	26.1%
Gross margin percentage (gross profit as a percent of revenue)	77.4%	76.9%	0.5%
The $1.6 million increase in cost of goods sold was driven by an increase in revenue of $7.6 million as we introduced new product sizes in the second half of 2010. Although revenue increased 25.2%, cost of goods sold only increased 22.2%, primarily due to higher average sales prices (due to customer mix), improved labor efficiency, and higher manufacturing volume.
Gross margin for six months ended June 30, 2011 improved to 77.4% and was primarily related to economies of scale in our operations and a modest increase in our average price, based on customer mix.
Operating Expenses

	Six Months Ended June 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Research and development	$9,184	$3,653	$5,531	151.4%
Clinical and regulatory affairs	1,815	1,048	767	73.2%
Marketing and sales	21,300	14,567	6,733	46.2%
General and administrative	6,903	4,284	2,619	61.1%
Research and Development. The $5.5 million increase in research and development expenses was primarily driven by the development of the Nellix product line and $0.5 million associated with the development and final testing of our AFX product. We expect that research and development expense will remain significantly above prior year amounts for the remainder of 2011.
Clinical and Regulatory Affairs. The $0.8 million increase in clinical affairs is primarily driven by the continued enrollment and follow up costs associated with our PEVAR clinical trial.
Marketing and Sales. The $6.7 million increase for the six months ended June 30, 2011 as compared to 2010, was primarily related to additional sales personnel related costs. We experienced an increase in variable compensation expense on the 29.0% increase in domestic revenue and an increase, by 10.5, in average active sales representatives as we expand our U.S. sales force. We also had an increase in marketing costs associated with driving domestic sales growth, and incremental costs to build our direct sales force in Europe.
We expect that sales and marketing expense will remain significantly above prior year amounts for the remainder of 2011 due to higher commission costs on expected sales growth, continued expansion of the U.S. sales force, and the establishment of a direct sales force in Europe.
General and Administrative. The $2.6 million increase is primarily related to a $0.9 million increase in legal costs associated with patent disputes, $0.1 million increase in costs to enhance our information technology infrastructure, $0.4 million of additional personnel costs to support our business growth, and in the current year only, $1.0 million associated with the integration of Nellix.

Liquidity and Capital Resources
The below chart summarizes selected liquidity data and metrics as of June 30, 2011 and 2010 and December 31, 2010:

	June 30, 2011	December 31, 2010	June 30, 2010
	(in thousands, except financial metrics data)
Cash and cash equivalents	$30,865	$38,191	$22,428
Accounts receivable, net	$12,560	$12,212	$11,119
Total current liabilities	$13,525	$11,243	$6,929
Working capital surplus (a)	$44,693	$48,585	$33,399
Days sales outstanding ("DSO") (b)	59.6	72.1	64.6
Current ratio (c)	4.30	3.59	5.82

(a) total current assets minus total current liabilities.
(b) net accounts receivable divided by the quarter net revenue multiplied by 91 days.
(c) total current assets divided by total current liabilities.
Operating Activities
Cash used in operating activities was $9.8 million for the six months ended June 30, 2011, as compared to cash used in operating activities of $2.1 million in the prior year period. The increase in cash used in operating activities is primarily a function of increased research and development expenditures, and the increase in inventory production to support our revenue growth and to prepare for our AFX launch. Inventory has increased 62.5% since December 31, 2010, which is associated with our sales growth during the six months ended June 30, 2011. Our increased cash expenditures for inventory were partially offset by general improvements in our billing and collection processes, specifically within the area of monitoring and follow-up of overdue accounts receivable balances. During the six months ended June 30, 2011 and 2010, our cash collections from customers totaled $37.7 million and $27.5 million, respectively, representing 99.8% and 91.1% of revenue reported for the same periods.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2011 was $1.0 million and primarily consisted of capital expenditures related to purchases of machinery and equipment and various information technology enhancements.
Financing Activities
Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2011 as compared to cash provided by financing activities of $0.9 million in the prior year period. The $3.5 million in cash provided by financing activities was primarily attributable to $2.5 million in gross proceeds from the exercise of stock options and $1.1 million in proceeds from our employee stock purchase plan.
Credit Arrangements
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

All amounts owing under the Wells Credit Facility will become due and payable on April 30, 2012. As of June 30, 2011, we did not have any outstanding borrowings, though we remain bound by two financial covenants:
(i) a covenant requiring us to maintain a tangible net worth of at least $23.0 million ("Net Worth Covenant") and
(ii) a modified short-term assets to short-term liabilities covenant ("Modified Quick Ratio Covenant") of at least 2:1.
We calculated our tangible net worth to be $9.7 million as of June 30, 2011 and, therefore, were not in compliance with the Net Worth Covenant. We calculated our Modified Quick Ratio Covenant to be 3.2:1 as of June 30, 2011.

We obtained a waiver for the breach of the Net Worth Covenant from Wells on July 28, 2011. Wells has agreed to forbear from enforcing their default rights under the Wells Credit Facility agreement. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility agreement.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to spend significant amounts for the continuing integration of the Nellix business, completing product development and clinical trials for the Nellix product, and for building a direct sales force in Europe.
In December 2010, in conjunction with our acquisition of Nellix, we completed a private placement offering of our common stock that resulted in net proceeds to us of approximately $15.0 million. The proceeds are intended to be used towards the commercial launch of next generation products which utilize technologies acquired in the Nellix transaction.
The timing and amount of our future capital requirements will depend on many factors, including:

•	the continuing integration of the Nellix business;

•	the need for working capital to continue our sales growth;

•	the need for additional capital to fund future development programs or sales force expansion;

•	the need for additional capital to fund business development acquisition(s);

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcome(s) from current or future litigation and the cost to defend such litigation.

If we are required to obtain additional financing for these or other reasons, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution for our stockholders, in the case of an equity financing, or may contain burdensome restrictions on the operation of our business, in the case of debt financing. If we are not able to obtain additional financing when needed, we may need to curtail our operations, including our planned product development.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging for our business, except for operating lease arrangements. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the Consolidated Financial Statements.

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility with Wells. All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of June 30, 2011, we had no amounts outstanding under the revolving line of credit. However, if we draw down on our credit line with Wells, we may be exposed to market risk due to changes in the rates at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At June 30, 2011, our investment portfolio consisted of money market instruments.
Foreign Currency Transaction Risk. While a majority of our business is denominated in the United States dollar, a portion of our revenues, primarily those from Europe, are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results.

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

We are currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook has alleged that we infringed two of Cook's patents, granted in 1991 and 1998, respectively. The lawsuit was filed by Cook in the United States District Court for the Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted our request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the '706 patent), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the '777 patent), the PTO rejected as unpatentable those patent claims asserted by Cook against us. Cook subsequently amended the '777 patent and added certain new claims. On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery commenced and is continuing. We are raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior judgment in an earlier case between the same parties. A hearing on the construction of the asserted claims of the '706 and '777 patents was conducted on April 15, 2011, and the Court is expected to make a ruling on claim construction issues during August, 2011. We intend to continue our vigorous defense against these claims and believe our defenses are meritorious.

We are also involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleges that we infringe one of Bard's patents issued in 2002. Bard filed the lawsuit against us and another defendant, Atrium Medical Corp., on August 10, 2010 in the United States District Court for the District of Arizona, alleging that we infringe U.S. Patent No. 6,436,135 (“'135 patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in our Powerlink System infringes the '135 patent and seeks damages for the infringement. Bard also alleges that our infringement was willful and seeks treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served the Complaint on us on November 24, 2010. No schedule has been set by the Court for proceedings in the case; however, a scheduling conference with the Court occurred on May 13, 2011. We intend to continue our vigorous defense against this claim and believe our defenses are meritorious.

In order to avoid the further legal costs and diversion of management resources it is reasonably possible that a settlement with Bard and/or Cook may be reached which could result in a liability to the Company.  However, presently it is not possible to estimate with reasonable accuracy what amount, if any, may be incurred as a result of a potential settlement.

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

ENDOLOGIX, INC.

August 3, 2011	/S/ JOHN MCDERMOTT
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2011	/S/ ROBERT J. KRIST
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