Form 10-Q
period 2011-09-30
ENDOLOGIX INC /DE/
filed 2011-10-31
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 26, 2011, there were 57,641,592 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$23,872	$38,191
Accounts receivable, net of allowance for doubtful accounts of $139 and $118, respectively.	16,267	12,212
Other receivables	311	515
Inventories	15,379	8,350
Prepaid expenses and other current assets	1,228	560
Total current assets	57,057	59,828
Property and equipment, net	3,414	2,429
Goodwill	27,073	27,073
Intangibles, net	43,795	44,863
Deposits and other assets	182	182
Total assets	$131,521	$134,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,248	$3,623
Accrued payroll	6,998	5,310
Accrued expenses and other current liabilities	881	2,310
Total current liabilities	15,127	11,243
Deferred income taxes	1,029	1,029
Deferred rent	13	—
Contingently issuable common stock (Note 10)	38,200	28,200
Total liabilities	54,369	40,472
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 58,120,000 and 56,896,000 shares issued, respectively. 57,625,000 and 56,401,000 shares outstanding, respectively.	58	57
Additional paid-in capital	238,329	230,017
Accumulated deficit	(160,574)	(135,510)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Total stockholders’ equity	77,152	93,903
Total liabilities and stockholders’ equity	$131,521	$134,375
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$22,302	$17,874	$60,025	$48,008
Cost of goods sold	4,829	3,822	13,352	10,795
Gross profit	17,473	14,052	46,673	37,213
Operating expenses:
Research and development	3,628	2,650	12,812	6,303
Clinical and regulatory affairs	1,179	688	2,994	1,736
Marketing and sales	12,331	8,567	33,201	23,134
General and administrative	4,184	2,673	11,087	6,957
Distribution contract termination	1,300	—	1,730	—
Total operating expenses	22,622	14,578	61,824	38,130
Loss from operations	(5,149)	(526)	(15,151)	(917)
Other income (expense):
Interest income	3	11	19	22
Interest expense	(19)	(4)	(28)	(11)
Gain on sale of equipment	—	—	141	—
Other income (expense)	(38)	53	(45)	(165)
Change in fair value of contingent consideration related to acquisition (Note 10)	(1,400)	—	(10,000)	—
Total other expense	(1,454)	60	(9,913)	(154)
Net loss	$(6,603)	$(466)	$(25,064)	$(1,071)
Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.44)	$(0.02)
Shares used in computing basic and diluted net loss per share	56,961	48,842	56,365	48,390
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(25,064)	$(1,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,244	1,828
Stock-based compensation	3,164	1,908
Change in fair value of contingent consideration related to acquisition (Note 10)	10,000	—
Gain on sale of equipment	(141)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,055)	(4,333)
Other receivables	407	(124)
Inventories	(7,126)	(1,831)
Prepaid expenses and other current assets	(668)	(89)
Accounts payable	699	2,004
Accrued payroll	1,929	58
Accrued expenses and other current liabilities	1,058	127
Net cash used in operating activities	(17,553)	(1,523)
Cash flows from investing activities:
Purchases of property and equipment	(1,801)	(714)
Net cash used in investing activities	(1,801)	(714)
Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase plan	1,053	615
Proceeds from exercise of stock options	4,044	487
Repayments of long-term debt	(62)	(59)
Net cash provided by financing activities	5,035	1,043
Net decrease in cash and cash equivalents	(14,319)	(1,194)
Cash and cash equivalents, beginning of period	38,191	24,065
Cash and cash equivalents, end of period	$23,872	$22,871
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Summary of Accounting Policies and Use of Estimates

(a)	Description of Business
Endologix, Inc. is a Delaware corporation (the “Company”) with corporate headquarters and production facilities in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product is a catheter and endoluminal stent graft (the Company's “ELG” system), for the treatment of abdominal aortic aneurysms (“AAA”) through minimally-invasive endovascular repair. Sales of the ELG to hospitals and third-party distributors in the United States and abroad provide the sole source of reported revenue.
The aorta is the body's largest blood vessel, extending from the chest to the abdomen. AAA occurs when the portion of the aorta passing through the abdomen bulges into an aneurysm because of a weakening of the vessel wall, which may result in life-threatening internal bleeding upon rupture. The overall patient mortality rate for ruptured AAA is approximately 75%, making it a leading cause of death in the United States.
The Company's ELG consists of a self-expanding cobalt chromium alloy stent covered by high-density expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material. The ELG is loaded within a Company-designed and assembled delivery catheter, and is deployed through the patient's femoral artery, after a small groin incision is made. Once the ELG is fixed in its proper position within the abdominal aorta, blood flow is shunted away from the weakened or “aneurysmal” section of the vessel wall, greatly reducing pressure and the potential for the AAA to rupture.
Numerous clinical trials have demonstrated that the mortality and morbidity rates of implanted ELG devices are significantly less than those associated with conventional AAA surgery. Conventional AAA surgery is extremely invasive and traumatic to patients. Accordingly, many patients are not healthy enough to undergo conventional AAA surgery, given the related risks.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Useful Life
Office furniture, computer hardware, software, and equipment	Three to seven years
Leasehold improvements	Shorter of useful life or remaining term of lease, with expected extensions
Maintenance and repairs are expensed as incurred. Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations.
Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually as of June 30, or whenever events or changes in circumstances indicate that the asset might be impaired.

Useful Life
Goodwill	Indefinite lived
In-process research and development	Indefinite lived until commercial launch in the associated geography of the ELG device utilizing the underlying technology; then amortized over its then remaining useful life on a pro-rata basis
Developed technology	Ten years, amortized on a straight-line basis
Patent	Five years, amortized on a straight-line basis
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
The undiscounted net cash flows expected to be generated by the Company's asset group exceeded its carrying amount as of December 31, 2010 and September 30, 2011, therefore, the asset group is not considered to be impaired. Such conclusion is based upon management's significant judgments and estimates inherent in the Company's 10-year operating and cash flow projections, including assumptions pertaining to revenue growth, expense trends, and working capital management. Accordingly, changes in business circumstances could adversely impact the results of the Company's long-lived asset impairment test.
Fair Value Measurements
The Company applies relevant GAAP in measuring the fair value of its Contingent Payment (see Note 10) and money market accounts. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
Contingent Consideration for Business Acquisition
The Company determined the fair value of its contingently issuable common stock on the Nellix (see Note 10) acquisition date using a probability-based income approach (determined using both Level 1 and Level 3 inputs), using an appropriate discount rate. Changes in the fair value of the contingently issuable common stock are determined each period end (determined using both Level 1 and Level 3 inputs) and recorded in the other income/(expense) section of the consolidated statement of operations and the non-current liabilities section of the consolidated balance sheet.
Fair Value of Financial Instruments
At September 30, 2011, two money market funds held through Wells Fargo Bank represented the Company's only financial instruments.   The Company's cash and cash equivalent balance of $23.9 million reported on its Condensed Consolidated Balance Sheets is inclusive of $21.6 million held in these money market funds, and are valued based on their quoted market price as of September 30, 2011 (i.e. Level 1 input).
Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:
•     Persuasive evidence of an arrangement exists;
•     The sales price is fixed or determinable;
•     Collection of the relevant receivable is probable at the time of sale; and
•     Products have been shipped or used and the customer has taken ownership and assumed risk of loss.
For sales made directly to end users (e.g. hospitals), the Company generally recognizes revenue upon completion of a surgical procedure, when the ELG is implanted in a patient. For sales made to third party distributors, the Company recognizes revenue at the time of shipment of its ELG system, as this represents the period that the customer has taken ownership of the product and assumed risk of loss.
The Company does not offer rights of return or price protection, and has no post delivery obligations other than its product warranty.
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
Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Net losses were incurred during the periods ended September 30, 2011 and 2010, and consequently, options to purchase the common stock of the Company were excluded from the computation of net loss per share because the effect would have been antidilutive.
Research and Development Costs
Research and development costs are expensed as incurred.
Product Warranty
The Company's product warranty policy allows customers to receive replacement of products that do not meet specifications within six months of shipment. No other warranties are offered and the Company disclaims responsibility for any consequential or incidental damages associated with the use of its ELG system. The Company historically has not experienced a significant amount of costs associated with its product warranty policy.

2. Stock-Based Compensation

The Company values stock-based awards, including stock options and restricted stock, as of the date of grant. The Company uses the Black-Scholes option-pricing model in valuing granted stock options. The fair value per share of granted restricted stock awards is equal to the Company's closing stock price on the date of grant.

The Company recognizes stock-based compensation expense, net of estimated forfeitures, using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant, and prospectively revised if actual forfeitures differ from those estimates.

The Company classifies related compensation expense in the Condensed Consolidated Statement of Operations, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of goods sold	$141	$49	$181	$147
Research and development	238	58	653	169
Clinical and regulatory affairs	37	24	98	71
Marketing and sales	269	227	1,120	762
General and administrative	595	186	1,112	863
Total	$1,280	$544	$3,164	$2,012

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

3. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(6,603)	$(466)	$(25,064)	$(1,071)
Weighted average shares	56,961	48,842	56,365	48,390
Net loss per share	$(0.12)	$(0.01)	$(0.44)	$(0.02)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock options	13	1,585	429	1,327

4. Inventories

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$2,659	$2,051
Work-in-process	4,799	1,851
Finished goods	7,921	4,448
Total inventories	$15,379	$8,350

5. Credit Facilities

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), whereby the Company may borrow up to $10.0 million (“Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on April 30, 2012. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or Wells prime rate, plus 1.25%, which is payable on a monthly basis.
The unused portion of the Wells Credit Facility is subject to an unused revolving line facility fee, payable quarterly, in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line. The Wells Credit Facility also contains customary covenants regarding operations of the Company's business, as well as certain financial covenants and certain negative covenants. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

As of September 30, 2011, the Company did not have any outstanding borrowings under the Wells Credit Facility, though remains bound by two financial covenants:

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Company calculated its tangible net worth to equal $6.3 million as of September 30, 2011, and therefore, the Company was not in compliance with the Net Worth Covenant. The Company calculated its Modified Quick Ratio Covenant to equal 2.65:1 as of September 30, 2011, and therefore, the Company believes it was in compliance with this covenant.

The Company's negative covenants under the Wells Credit Facility includes a 2011 limit of capital expenditures of $1.5 million and a facility operating lease expenditure limit in 2011 of $250,000. The Company was not in compliance with these negative covenants for the nine months ended September 30, 2011.

The Company obtained a waiver from Wells on October 24, 2011 for the breach of the Net Worth Covenant and negative covenants described above. Wells has agreed to forbear from enforcing their default rights under the Wells Credit Facility. The waiver does not apply to any subsequent breaches of the same provision(s), nor any potential breach of any other provision specified within the Wells Credit Facility.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”).  If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion.  Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

6. Long-Term Liabilities
Long-term liabilities consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred income taxes	1,029	1,029
Deferred rent	13	—
Contingently issuable common stock	38,200	28,200
Total long-term liabilities	$39,242	$29,229

7. Revenue by Geographic Region
The Company's revenue, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$20,320	$15,246	$52,280	$40,023

Europe	640	931	2,703	3,167
South America	354	1,179	3,190	2,920
Asia	988	518	1,852	1,898
Total outside United States	$1,982	$2,628	$7,745	$7,985

Total revenue	$22,302	$17,874	$60,025	$48,008

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

8. Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	September 30, 2011	December 31, 2010
Goodwill	$27,073	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development	$40,100	$40,100
Trademarks and trade names	2,708	2,708

Finite lived intangibles
Developed technology	$14,050	$14,050
Accumulated amortization	(13,114)	(12,060)
Developed technology, net	936	1,990

Patent	100	100
Accumulated amortization	(49)	(35)
Patent, net	51	65
Intangible assets (excluding goodwill), net	$43,795	$44,863
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
Intangible assets with finite lives are amortized over the expected useful life; related impairment testing is performed upon the occurrence of impairment indicators, if/when they occur.
The Company recognized amortization expense on intangible assets during the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Amortization expense	$356	$351	$1,069	$1,054
Estimated amortization expense for the remainder of 2011 and the three succeeding fiscal years (which includes estimated amortization of in-process research and development to commence with the launch of the Nellix device in Europe during the first quarter of 2012) is as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Amortization Expense
Remainder of 2011	$356
2012	680
2013	180
2014	305

9. Commitments and Contingencies
Legal Matters - Cook and Bard
The Company is from time to time involved in various claims and legal proceedings of a nature considered normal and incidental to its business. These matters may include product liability, intellectual property, employment, and other general claims. The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.
Cook
The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook has alleged that the Company infringed two of Cook's patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively. The lawsuit was filed by Cook in the United States District Court for the Southern District of Indiana (the “Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted the Company's request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the "706 Patent"), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the "777 Patent"), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the 777 Patent and added certain new claims.
On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery commenced and is continuing.
The Company is raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior judgment in an earlier case between the same parties. A hearing on the construction of the asserted claims of the 706 and 777 patents was conducted on April 15, 2011. The Court issued a favorable Markman ruling on numerous patent claim construction issues on August 17, 2011. A trial date is expected to be set for Fall 2012. The Company intends to continue its vigorous defense against these claims and believes its defenses are meritorious.
However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that the Company may reach a settlement with Cook, which could result in a liability to the Company. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.
Bard

The Company has also been involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleged that the Company infringed one of Bard's patents issued in 2002. Bard filed the lawsuit against the Company and another defendant, Atrium Medical Corp., on August 10, 2010 in the United States District Court for the District of Arizona, alleging that the Company infringed U.S. Patent No. 6,436,135 (the “135 Patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in the Company's ELG infringed the 135 Patent and seeks damages for the infringement. Bard also alleged that the Company's infringement was willful and sought treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served the complaint on the Company on November 24, 2010.

On October 26, 2011, to settle all claims related to the 135 Patent, the Company and Bard entered into a cross license agreement (the “CL Agreement”). As part of the CL Agreement, Bard granted the Company a worldwide, nonexclusive, royalty-bearing license, with no sublicense right, under the 135 Patent to make and sell products incorporating ePTFE (the

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

“Company Products”). The Company granted Bard a worldwide, exclusive, royalty-bearing license, with no sublicense right, under a United States patent application owned by the Company (the “Endologix Patent”) to make and sell medical devices manufactured by Bard (the “Bard Products”).
In consideration for the rights granted under the CL Agreement, the Company agreed to (i) pay Bard royalties equal to a certain percentage of net sales of Endologix Products and (ii) release Bard and its affiliates, successors and assigns from any claims arising out of or related to any infringement of the Endologix Patent by any products manufactured or sold by Bard prior to the effective date of the CL Agreement.   Bard agreed to (i) pay the Company royalties equal to a certain percentage of net sales of the Bard Products and (ii) release the Company and its affiliates, successors and assigns from any claims arising out of or related to any infringement of the Bard Patent by any products manufactured or sold by the Company prior to the effective date of the CL Agreement.
The provisions of the CL Agreement relating to the payment of royalties to Bard will be effective until the invalidity, unenforceability or expiration of the 135 Patent.  The provisions of the CL Agreement relating to the payment of royalties to the Company will be effective until the invalidity, unenforceability or expiration of the Endologix Patent.

10. Contingently Issuable Common Stock
On December 10, 2010 (the “Closing Date”), the Company completed its acquisition of Nellix, Inc. (“Nellix”), a pre-revenue, AAA medical device company. The purchase price consisted of 3.2 million of the Company's common shares issuable to the former Nellix stockholders as of the Closing Date, then representing a value of $19.4 million. In addition, after the Closing Date, a maximum $39.0 million payment solely in the form of the Company's common shares (the “Contingent Payment”), will be made upon the achievement of certain revenue and regulatory approval milestones (the “Nellix Milestones”). The Contingent Payment will be calculated as of the date each milestone is achieved, using an applicable per share price, which is subject to a floor, and/or ceiling.
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. This value was derived using a discounted income approach model, with a range of probabilities and assumptions (which included Level 3 inputs - see Note 1(c)) and the Company's stock price as of that date. As of September 30, 2011, the probabilities and assumptions used in developing the Contingent Payment value, changes in the Company's stock price, and expected timing of milestone achievement (which included Level 3 inputs), have required certain adjustments from the Closing Date and June 30, 2011.
The Company's per share price of its common stock increased by $3.98 per share, or 65.7%, between the Closing Date and September 30, 2011 (as compared to an increase of $3.24, or 53.5%, between the Closing Date and June 30, 2011), which materially affected the fair value of the Contingent Payment as of September 30, 2011.
The fair value of the Contingent Payment was estimated to be $38.2 million as of September 30, 2011. The Contingent Payment value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Prospective adjustments will result if management assesses that the fair value estimate has changed from the prior period estimate.

Fair Value of Contingently Issuable Common Stock
December 31, 2010	$28,200
Fair value adjustment of Contingent Payment through September 30, 2011	10,000
September 30, 2011	$38,200

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

11. Subsequent Event

As discussed in Footnote 9 to these Condensed Consolidated Financial Statements, to settle all claims related to the 135 Patent, the Company and Bard entered into a CL Agreement on October 26, 2011. As part of the CL Agreement, Bard granted the Company a worldwide, nonexclusive, royalty-bearing license, with no sublicense right, under the 135 Patent to make and sell products incorporating Company Products. The Company granted Bard a worldwide, exclusive, royalty-bearing license, with no sublicense right to make and sell Bard Products.
The CL Agreement had no financial statement impact in the three or nine months ended September 30, 2011, or any earlier periods. The Company's royalty expense for sales involving Bard Products will be recognized through cost of goods sold. The Company does not expect to receive any royalty income from Bard.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our products, general economic and business conditions, the regulatory environment in which we operate, the level and availability of third party payor medical reimbursements, competitive activities, protection of intellectual property rights or other risks. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

Overview
Our Business
We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. We are incorporated in Delaware, and our corporate headquarters and production facilities are located in Irvine, California. Our principal product is a catheter and endoluminal stent graft (our “ELG” system), for the treatment of abdominal aortic aneurysms (“AAA”) through minimally-invasive endovascular repair. Sales of our ELG to hospitals and third-party distributors in the United States and abroad provide the sole source of our reported revenue.
The aorta is the body's largest blood vessel, extending from the chest to the abdomen. AAA occurs when the portion of the aorta passing through the abdomen bulges into an aneurysm because of a weakening of the vessel wall, which may result in life-threatening internal bleeding upon rupture. The overall patient mortality rate for ruptured AAA is approximately 75%, making it a leading cause of death in the United States.
Our ELG consists of a self-expanding cobalt chromium alloy stent covered by high-density expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material. Our ELG is loaded within a company-designed and assembled delivery catheter and is deployed through the patient's femoral artery after a small groin incision is made. Once our ELG is fixed in its proper position within the abdominal aorta, blood flow is shunted away from the weakened or “aneurysmal” section of the vessel wall, greatly reducing pressure and the potential for the AAA to rupture.
Numerous clinical trials have demonstrated that the mortality and morbidity rates of implanted ELG devices are significantly less than those associated with conventional AAA surgery. Conventional AAA surgery is extremely invasive and traumatic to patients. Accordingly, many patients are not healthy enough to undergo conventional AAA surgery, given the related risks.
Recent Clinical Trials and Product Developments
We continue to actively invest our resources in research and development activities in an effort to further expand our current product offerings, and in developing next generation products to treat a greater range of patient anatomies and aortic aneurysms.
PEVAR
In 2010, we initiated a percutaneous endovascular abdominal aortic aneurysm repair (“PEVAR”) pivotal clinical trial. The first PEVAR patient was treated at Oklahoma Heart Hospital in April 2010. There are currently no medical devices approved by the United States Food and Drug Administration (“FDA”) for PEVAR. We expect to enroll up to 150 patients at 20 domestic clinical sites in the randomized PEVAR trial. Patients in this clinical trial will be treated with our IntuiTrak® system. The clinical trial is also utilizing a “pre-close” technique for a portion of the 150 patients, facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System.
Ventana
In September 2011, we received Investigational Device Exemption (IDE) conditional approval from the FDA to begin U.S. clinical trials to evaluate the Ventana™ Fenestrated Stent Graft System (“Ventana”) for the endovascular repair of juxtarenal and pararenal aortic aneurysms. We expect to begin enrolling patients at a few centers in the U.S. before December 31, 2011.  The Ventana device is a new aortic extension designed to be used with the AFX™ Endovascular AAA System (“AFX”) and Xpand™ renal stent grafts. The AFX system is commercially available in the U.S. and expected to be available in certain international markets in 2012. The Ventana and Xpand stent grafts are not approved for marketing in the U.S. or abroad and are restricted to investigational use only. We expect to receive FDA premarket approval for Ventana in 2014.
Nellix Acquisition
On December 10, 2010, we completed our acquisition of Nellix, Inc. (“Nellix”). Using the technology we acquired from Nellix, we are developing a next generation device (the "Nellix Device") to treat AAA. The Nellix Device is not approved for marketing in the U.S. or abroad and is restricted to investigational use only. We expect to receive a European Economic Area conformance mark (CE mark) for the Nellix Device in the first quarter of 2012. We expect to receive FDA premarket approval for the Nellix device in the U.S. in 2015.
Business Developments
AFX
In June 2011, we received FDA approval of our new AFX Endovascular AAA System ("AFX"), which provides clinicians with improved vascular access, more precise deployment of our ELG, and enhanced sealing characteristics of our ELG. AFX is the lowest profile AAA device available in the U.S., and largely replaces our IntuiTrak® system in the U.S. We began a full commercial launch of AFX in the U.S. in August 2011. AFX is expected to be commercialized in certain international markets in the first quarter of 2012.
European Sales Force
Prior to September 2011, our reported revenue to customers outside of the U.S. had exclusively been through third-party distributors. As of September 1, 2011, upon mutual agreement for the termination of distribution rights with a certain significant European distributor, we began direct sales operations in Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, The Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland). We are in the process of expanding our sales force in Europe to directly market and sell our ELG system to hospitals within these countries.

Results of Operations
Operations Overview - Three and Nine Months Ended September 30, 2011 and 2010
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenue	$22,302	100.0%	$17,874	100.0%	$60,025	100.0%	$48,008	100.0%
Cost of goods sold	4,829	21.7%	3,822	21.4%	13,352	22.2%	10,795	22.5%
Gross profit	17,473	78.3%	14,052	78.6%	46,673	77.8%	37,213	77.5%
Operating expenses:
Research and development	3,628	16.3%	2,650	14.8%	12,812	21.3%	6,303	13.1%
Clinical Affairs	1,179	5.3%	688	3.8%	2,994	5.0%	1,736	3.6%
Marketing and sales	12,331	55.3%	8,567	47.9%	33,201	55.3%	23,134	48.2%
General and administrative	4,184	18.8%	2,673	15.0%	11,087	18.5%	6,957	14.5%
Distribution contract termination	1,300	5.8%	—	—%	1,730	2.9%	—	—%
Total operating expenses	22,622	101.4%	14,578	81.6%	61,824	103.0%	38,130	79.4%
Loss from operations	(5,149)	(23.1)%	(526)	(2.9)%	(15,151)	(25.2)%	(917)	(1.9)%
Total other income (expense)	(1,454)	(6.5)%	60	0.3%	(9,913)	(16.5)%	(154)	(0.3)%
Net loss	$(6,603)	(29.6)%	$(466)	(2.6)%	$(25,064)	(41.8)%	$(1,071)	(2.2)%

Comparison of the Three Months Ended September 30, 2011 and 2010
Revenue

	Three Months Ended September 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Revenue	$22,302	$17,874	$4,428	24.8%
Our 24.8% revenue increase over the prior year period primarily resulted from an increase in U.S. sales due to (i) the expansion of our sales force, (ii) the successful market introduction of new product sizes in the second half of 2010, allowing us to address more aortic anatomy types, and (iii) the successful market introduction of our AFX device in August 2011. We continue to develop new products in order to broaden the range of aortic anatomies that we can treat.
Our overall revenue growth was driven by U.S. sales, partially offset by a decrease in European sales. Upon mutual agreement, we early terminated our distribution contract with our primary European distributor (the "LeMaitre Agreement"), LeMaitre Vascular, on July 6, 2011 (effective September 1, 2011). Upon termination of LeMaitre's European distribution rights of our products, we began direct sales operations in Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, The Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland). We continue to expand our sales force in Europe to directly market and sell our products to European hospitals within these countries.
We anticipate that revenue will continue to increase as we continue the expansion of our sales force and development of our product line. We expect that revenue for the year ending December 31, 2011 will be between $82.0 million and $84.0 million, representing an increase from our previously reported estimate of $78.0 million to $82.0 million.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Cost of goods sold	$4,829	$3,822	$1,007	26.3%
Gross profit	17,473	14,052	3,421	24.3%
Gross margin percentage (gross profit as a percent of revenue)	78.3%	78.6%	(0.3)%
The $1.0 million increase in cost of goods sold was driven by an increase in revenue of $4.4 million, as discussed above.
Gross margin for three months ended September 30, 2011 remained consistent at 78.3% compared to 78.6% for the three months ended September 30, 2010. We anticipate that gross margins will remain consistent in the fourth quarter of 2011.
Operating Expenses

	Three Months Ended September 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Research and development	$3,628	$2,650	$978	36.9%
Clinical and regulatory affairs	1,179	688	491	71.4%
Marketing and sales	12,331	8,567	3,764	43.9%
General and administrative	4,184	2,673	1,511	56.5%
Distribution contract termination	1,300	—	1,300	100.0%
Research and Development. The $1.0 million increase in research and development expenses was primarily driven by the continued development of the Nellix Device. We expect that research and development expense in the fourth quarter of 2011 will remain similar to the current quarter in developing our active and planned product pipeline.
Clinical and Regulatory Affairs. The $0.5 million increase in clinical affairs is primarily driven by the continued enrollment and follow-up costs associated with our PEVAR clinical trial. We expect that clinical and regulatory affairs expense in the fourth quarter of 2011 will remain similar to the current quarter in supporting our active and planned product pipeline.
Marketing and Sales. The $3.8 million increase in marketing and sales expenses for the three months ended September 30, 2011, as compared to the prior year period, was primarily related to marketing costs to drive the growth of our U.S. business, costs to build a direct sales force in Europe, and additional sales personnel related costs (including an increase in variable compensation expense of $1.2 million due to an increase in U.S. revenue of 33.3%). Additionally, with the recent hiring of sales representatives and clinical specialists, our average active sales representatives and clinical specialists increased by 5.2 and 6, respectively, as compared to the prior year period.
We expect that sales and marketing expense will remain significantly above prior year amounts due to higher commission costs on expected sales growth, continued expansion of the U.S. sales force, and the establishment of a direct sales force in Europe.
General and Administrative. The $1.5 million increase in general and administrative expenses includes an increase in legal costs of $0.3 million during the quarter associated with Bard and Cook patent disputes, a $0.9 million increase due to our European operations expansion (of which $0.3 million is related to establishing our European legal entity structure); and $0.3 million of additional personnel costs to support our business growth.
Distribution Contract Termination. Upon mutual agreement, we early terminated the LeMaitre Agreement, effective September 1, 2011. In connection therewith, we were contractually required to pay LeMaitre $1.3 million upon certain milestone achievements, which were achieved and paid in full by September 30, 2011.
Comparison of the Nine Months Ended September 30, 2011 and 2010
Revenue

	Nine Months Ended September 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Revenue	$60,025	$48,008	$12,017	25.0%
Our 25.0% revenue increase primarily resulted from an increase in U.S. sales due to (i) the expansion of our sales force, (ii) the successful market introduction of new product sizes in the second half of 2010, and (iii) the successful launch of our AFX device in August 2011. Our overall revenue growth was driven by U.S. sales, partially offset by a decrease in European sales, as we transitioned from a third-party distributor to our direct sales organization in Europe.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Cost of goods sold	$13,352	$10,795	$2,557	23.7%
Gross profit	46,673	37,213	9,460	25.4%
Gross margin percentage (gross profit as a percent of revenue)	77.8%	77.5%	0.3%
The $2.6 million increase in cost of goods sold was driven by an increase in revenue of $12.0 million as we introduced new product sizes in the second half of 2010 and launched our AFX device in August 2011. Although revenue increased 25.0%, cost of goods sold only increased 23.7%, primarily due to higher average sales prices (due to customer mix), improved labor efficiency, and increased manufacturing volume.
Gross margin for nine months ended September 30, 2011 slightly improved to 77.8%, as compared to the prior year period.
Operating Expenses

	Nine Months Ended September 30,
	2011	2010	Variance	Percent Change
	(in thousands)
Research and development	$12,812	$6,303	$6,509	103.3%
Clinical and regulatory affairs	2,994	1,736	1,258	72.5%
Marketing and sales	33,201	23,134	10,067	43.5%
General and administrative	11,087	6,957	4,130	59.4%
Distribution contract termination	1,730	—	1,730	100.0%
Research and Development. The $6.5 million increase in research and development expenses was primarily driven by the development of the Nellix Device, which represented $6.0 million of total research and development expenses for the nine months ended September 30, 2011.
Clinical and Regulatory Affairs. The $1.3 million increase in clinical affairs expenses is primarily driven by the continued enrollment and follow up costs associated with our PEVAR clinical trial.
Marketing and Sales. The $10.1 million increase in marketing and sales expenses for the nine months ended September 30, 2011 as compared to 2010 was primarily related to additional sales personnel related costs. We experienced an increase in variable compensation expense on the 30.6% increase in U.S. revenue for the nine months ended September 30, 2011, as compared to the prior year period. Additionally, with the recent hiring of sales representatives and clinical specialists, our average active sales representatives in the nine months ended September 30, 2011 increased by 8.3 and 6 respectively, compared to the prior year period. We also had an increase in marketing costs associated with driving U.S. sales growth, and incremental costs to build our direct sales force in Europe.
We expect that sales and marketing expense will remain significantly above prior year amounts due to higher commission costs on expected sales growth, continued expansion of the U.S. sales force, and the expansion of our direct sales force in Europe.
General and Administrative. The $4.1 million increase in general and administrative expenses is primarily related to a $1.3 million increase in legal costs associated with patent disputes, a $0.4 million increase in various costs to enhance our information technology infrastructure, $0.9 million of additional personnel costs to support our business growth, and in the current year only, $0.9 million associated with the integration of the Nellix business.
Distribution Contract Termination. Upon mutual agreement, we early terminated the LeMaitre Agreement, effective September 1, 2011. In connection therewith, we were contractually required to pay LeMaitre $1.3 million in order to start directly marketing and selling our products within certain European countries. Additionally, upon mutual agreement, we early terminated a distribution agreement with our then distributor in Italy, effective March 31, 2011. We were contractually required to pay this former distributor $0.4 million as part of the transfer of distribution rights to a new Italian distributor.

Liquidity and Capital Resources
The below chart summarizes selected liquidity data and metrics as of September 30, 2011, September 30, 2010, and December 31, 2010:

	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands, except financial metrics data)
Cash and cash equivalents	$23,872	$38,191	$22,871
Accounts receivable, net	$16,267	$12,212	$12,675
Total current liabilities	$15,127	$11,243	$9,404
Working capital surplus (a)	$41,930	$48,585	$33,984
Days sales outstanding ("DSO") (b)	67.1	72.1	65.2
Current ratio (c)	3.77	5.32	4.61

(a) total current assets minus total current liabilities.
(b) net accounts receivable divided by the quarter net revenue multiplied by 91 days.
(c) total current assets divided by total current liabilities.
Operating Activities
Cash used in operating activities was $17.6 million for the nine months ended September 30, 2011, as compared to cash used in operating activities of $1.5 million in the prior year period. The increase in cash used in operating activities is primarily a function of increased research and development expenditures, increased expenditures to develop our European sales organization, and the increase in inventory production to support our revenue growth and AFX launch. Inventory at September 30, 2011 increased 84.2% as compared to December 31, 2010. The increase associated with our 25% revenue growth for the nine months ended September 30, 2011, as compared to the prior year period.
Our increased cash expenditures for inventory were partially offset by general improvements in our billing and collection processes, specifically within the area of monitoring and follow-up of overdue accounts receivable balances. During the nine months ended September 30, 2011 and 2010, our cash collections from customers totaled $56.2 million and $43.7 million, respectively, representing 93.6% and 91.1% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2011 was $1.8 million and primarily consisted of machinery and equipment purchases for the production of our ELG devices. We also incurred expenditures on various information technology enhancements during the nine months ended September 30, 2011.
Financing Activities
Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2011, as compared to cash provided by financing activities of $1.0 million in the prior year period. The $5.0 million in cash provided by financing activities was primarily attributable to $4.0 million in gross proceeds from the exercise of stock options and $1.1 million in proceeds from our employee stock purchase plan.
Credit Arrangements
In October 2009, we entered into a revolving credit facility with Wells Fargo Bank (“Wells”), whereby we may borrow up to $10.0 million (“Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on April 30, 2012. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or the Wells prime rate, plus 1.25%, which is payable on a monthly basis.
The unused portion of the Wells Credit Facility is subject to an unused revolving line facility fee, payable quarterly in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line. The Wells Credit Facility also contains customary covenants regarding operations of our business and certain financial covenants and certain negative covenants. The Wells Credit Facility is collateralized by all of our assets, except our intellectual property.

As of September 30, 2011, we did not have any outstanding borrowings under the Wells Credit Facility, though we remain bound by two financial covenants:
(i) a covenant requiring us to maintain a tangible net worth of at least $23.0 million ("Net Worth Covenant"); and
(ii) a modified short-term assets to short-term liabilities covenant ("Modified Quick Ratio Covenant") of at least 2:1.
We calculated our tangible net worth to be $6.3 million as of September 30, 2011 and, therefore, were not in compliance with the Net Worth Covenant. We calculated our Modified Quick Ratio Covenant to be 2.65:1 as of September 30, 2011, and therefore, we believe we were in compliance with this covenant.

The negative covenants under the Wells Credit Facility includes a 2011 limit of capital expenditures of $1.5 million and a facility operating lease expenditure limit in 2011 of $250,000. We were not in compliance with these negative covenants for the nine months ended September 30, 2011.

We obtained a waiver from Wells on October 24, 2011 for the breach of the Net Worth Covenant and negative covenants described above. Wells has agreed to forbear from enforcing their default rights under the Wells Credit Facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”).  If we encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion.  Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to spend significant amounts for the continuing integration of the Nellix business, completing product development and clinical trials for the Nellix and Ventana products, and for building a direct sales force in Europe.
In December 2010, in conjunction with our acquisition of Nellix, we completed a private placement offering of our common stock that resulted in net proceeds to us of $15.0 million. The proceeds have been and are intended to be used towards the commercial launch of next generation products which utilize technologies acquired in the Nellix transaction.
The timing and amount of our future capital requirements will depend on many factors, including:

•	the continuing integration of the Nellix business;

•	the need for working capital to continue our sales growth;

•	the need for additional capital to fund future development programs and sales force expansion;

•	the need for additional capital to fund strategic acquisitions;

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcomes from current or future litigation and the cost to defend such litigation.

However, we believe that our future capital needs will be wholly met through the cash generated from our operations, and thus, we do not expect to access the capital markets, beyond maintaining our Wells Credit Facility. If we nonetheless require additional financing for the aforementioned reasons, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution for our stockholders, in the case of an equity financing, or may contain burdensome restrictions on the operation of our business, in the case of debt financing. If we are not able to obtain additional financing when needed, we may need to curtail our operations, including our planned product development.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging for our business, except for operating lease arrangements. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the Consolidated Financial Statements.

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility with Wells. All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of September 30, 2011, we had no amounts outstanding under the revolving line of credit. However, if we draw down on our credit line with Wells, we may be exposed to market risk due to changes in the rates at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At September 30, 2011, our investment portfolio consisted of money market instruments.
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

Our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are from time to time involved in various claims and legal proceedings of a nature considered normal and incidental to its business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.
Cook
We are currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook alleged that we infringed two of their patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively. The lawsuit was filed by Cook in the United States District Court for the Southern District of Indiana (“Court”), on October 8, 2009. In December 2009, the United States Patent and Trademark Office (“PTO”) granted our request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the "706 Patent"), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the "777 Patent"), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the 777 Patent and added certain new claims.
On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. On June 2, 2010, the stay of the court proceedings was lifted and discovery commenced and is continuing.
We are raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior judgment in an earlier case between the same parties. A hearing on the construction of the asserted claims of the 706 and 777 Patents was conducted on April 15, 2011. The Court issued a favorable Markman ruling on numerous patent claim construction issues on August 17, 2011. A trial date is expected to be set for Fall 2012. We intend to continue our vigorous defense against these claims and believe our defenses are meritorious.

However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with Cook, which could result in a liability to us. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.
Bard

We were involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleged that we infringed one of Bard's patents issued in 2002. Bard filed the lawsuit against us and another defendant, Atrium Medical Corp., on August 10, 2010 in the United States District Court for the District of Arizona, alleging that we infringed U.S. Patent No. 6,436,135 (the “135 Patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in our ELG infringed the 135 Patent and sought damages for the infringement. Bard also alleged that our infringement was willful and sought treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served the complaint on the Company on November 24, 2010.

On October 26, 2011, to settle all claims related to the 135 Patent, Bard entered into a cross license agreement (the “CL Agreement”) with us. As part of the CL Agreement, Bard granted us a worldwide, nonexclusive, royalty-bearing license, with no sublicense right, under the 135 Patent to make and sell products incorporating ePTFE (the “Company Products”). We granted Bard a worldwide, exclusive, royalty-bearing license, with no sublicense right, under a United States patent application owned by us (the “Endologix Patent”) to make and sell medical devices manufactured by Bard (the “Bard Products”).
In consideration for the rights granted under the CL Agreement, we agreed to (i) pay Bard royalties equal to a percentage of net sales of Endologix Products and (ii) release Bard and its affiliates, successors and assigns from any claims arising out of or related to any infringement of the Endologix Patent by any products manufactured or sold by Bard prior to the effective date of the CL Agreement. Bard agreed to (i) pay us royalties equal to a percentage of net sales of certain Bard Products and (ii) release us and our affiliates, successors and assigns from any claims arising out of or related to any infringement of the 135 Patent by any products manufactured or sold by us prior to the effective date of the CL Agreement.
The provisions of the CL Agreement relating to the payment of royalties to Bard will be effective until the invalidity,

unenforceability or expiration of the 135 Patent.  The provisions of the CL Agreement relating to the payment of royalties to us will be effective until the invalidity, unenforceability or expiration of the Endologix Patent.

ITEM 1A.     RISK FACTORS

There have been no material changes in our risk factors from the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:

We rely on a single vendor to supply the specialized strata graft material for our AFX product line, and any disruption in the supply of such material could impair our ability to manufacture our products or meet customer demand for our products in a timely and cost effective manner.

Our reliance on a sole source supplier exposes our operations to disruptions in supply caused by:

•	failure of our supplier to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, flood or earthquakes;

•	a supply shortage experienced by our sole source supplier.

Although we retain a significant stock of the strata graft material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in the supply from this sole source supplier may cause us to halt, or experience a disruption in, manufacturing of our AFX device, which would adversely effect our business, financial condition, and results of operations.

Item 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link Base Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Link Base Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link Base Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link Base Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

October 31, 2011	/s/ John McDermott
President and Chief Executive Officer

October 31, 2011	/s/ Robert J. Krist
Chief Financial Officer and Secretary

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Lin Base Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Link Base Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link Base Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link Base Document