Form 10-K
period 2011-12-31
ENDOLOGIX INC /DE/
filed 2012-03-06
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $485,961,605 (based upon the $9.30 closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market on June 30, 2011, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On February 24, 2012, approximately 58,180,570 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2012.

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

•	continued market acceptance of our endovascular systems;

•	our ability to successfully incorporate the technology obtained as part of the Nellix acquisition into our business;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively manage our anticipated growth;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate without infringing the intellectual property rights and proprietary technology of third parties;

•	our ability to effectively develop new or complementary technologies;

•	development and management of our business and anticipated trends of our business;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to manufacture product to meet demand;

•	the nature of regulatory requirements that apply to us, our suppliers, and competitors, and our ability to obtain and maintain any required regulatory approvals;

•	our ability to maintain adequate liquidity to fund our operational needs;

•	our ability to effectively compete with the products offered by our competitors;

•	general macroeconomic and world-wide business conditions; and

•	other risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Our forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, either as a result of new information, future events, or otherwise after the date of this Annual Report on Form 10-K.
The industry and market data contained in this Annual Report on Form 10-K are based either on our management’s own estimates or on independent industry publications, reports by market research firms, or other published independent sources. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness, as industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties inherent in any statistical survey of market shares. Accordingly, one should be aware that the industry and market data contained in this Annual Report on Form 10-K, and estimates and beliefs based on such data, may not be reliable. Unless otherwise indicated, all information contained in this Annual Report on Form 10-K concerning our industry in general or any segment thereof, including information regarding our general expectations and market opportunity, is based on management’s estimates using internal data, data from industry related publications, consumer research and marketing studies, and other externally obtained data.
***
Endologix®, AFX® , IntuiTrak®, Xpand®, and Ventana® are registered trademarks of Endologix, Inc. Powerlink™, Nellix™, IntuiTrak Express™, PowerFit™, Powerlink XL™, and their respective logos are trademarks of Endologix, Inc. Other trademarks used in this Annual Report on Form 10-K are the property of their respective holders.

PART I

Item 1.	Business

Company Overview
Endologix, Inc. ("Endologix," the "Company," "we," "us," or "our") is a Delaware corporation with corporate headquarters and production facilities in Irvine, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal product is a stent graft and delivery system (our "ELG System"), for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of our ELG System (including extensions and accessories) to hospitals in the U.S., and to hospitals and third-party distributors abroad, provide the sole source of our reported revenue.
Our ELG System consists of (i) a self-expanding cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (our "ELG Device") and (ii) an accompanying delivery catheter. Once our ELG Device is fixed in its proper position within the abdominal aorta, it provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.
Market Overview and Opportunity
AAA Background
Atherosclerosis is a disease which results in the thickening and hardening of arteries, which generally is attributable to smoking, high blood pressure, and/or high cholesterol damage. This disease generally progresses with age.
Atherosclerosis reduces the integrity and strength of blood vessel walls, causing the vessel to expand or balloon out, which is known as an "aneurysm". Aneurysms are commonly diagnosed in the aorta, which is the body’s largest artery, extending from the chest to the abdomen. The abdominal aorta is the segment between the renal (kidney) arteries and the area where the aorta divides into the two iliac arteries which travel down the legs. AAA occurs when a portion of the abdominal aorta bulges into an aneurysm because of a weakening of the vessel wall, which may result in life threatening internal bleeding upon rupture.
The overall patient mortality rate for ruptured AAA is approximately 75%, making it a leading cause of death in the U.S. Once diagnosed, patients with AAA require either non-invasive monitoring or, depending on the size and rate of growth of the AAA, will require EVAR or open surgical repair.
EVAR Versus Open Surgical Repair
Our ELG System is used exclusively for minimally-invasive EVAR procedures, as opposed to open surgical repair of AAA. Open surgical repair is a highly invasive procedure requiring (i) a large incision in the patient’s abdomen, (ii) withdrawal of the patient’s intestines to provide access to the aneurysm, (iii) the cross clamping of the aorta to stop blood flow, and (iv) implantation of a graft which is sutured to the aorta, connecting one end above the aneurysm, to the other end below the aneurysm.
Open surgical repair typically lasts two to four hours, while the typical EVAR procedure lasts one to two hours. After receiving open surgical repair, the patient usually requires a few days in the hospital's surgical intensive care unit (SICU), and the total hospital stay may be four to ten days. Post-procedure convalescence may take another four to six weeks due to the invasiveness of the operation.  By comparison, patients are often discharged a day or two after their EVAR procedure, and once discharged, most patients return to normal activity within two weeks.
Today, approximately 65% of all treated AAAs in the U.S. are repaired through EVAR, and 35% through open surgical repair.  Although EVAR has many key advantages over open surgical repair, many patients are not candidates for EVAR due to the limitations of the current EVAR devices to treat a wide range of AAA anatomies. We are developing new ELG systems that we believe, within the next five years, will allow us to address at least 90% of all diagnosed AAAs.
An article published in the New England Journal of Medicine on January 31, 2008 compared the results of open surgical repair versus EVAR for the treatment of AAA on more than 45,000 patients over a three year period. Among the findings discussed in the article were:

•	The 30-day mortality rate of all patients in the study undergoing EVAR was approximately 1.2%, as compared to 4.8% for open surgical repair.

•
Patients treated by EVAR were three times as likely to be discharged to their homes rather than another rehabilitation facility as compared to patients treated with open repair. This results in substantial clinical and economic benefits for patients and payors alike.

•	The average hospital stay for patients in the study undergoing EVAR was 3.4 days versus 9.3 days for patients undergoing open surgical repair.
Market Size

In the U.S. alone, it is estimated that between 1.2 million and 2.0 million people have an AAA. Over 200,000 people were diagnosed with AAA in the U.S. in 2011. Approximately 68,000 people underwent an AAA repair procedure in the U.S., of which approximately 44,000 were addressed through EVAR (utilizing an ELG system).

Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Most AAA patients do not have symptoms at the time of their initial diagnosis. AAAs generally are discovered inadvertently during procedures to diagnose unrelated medical conditions.

Since AAAs generally arise in people over the age of 65 and come with little warning, initiatives have been undertaken to increase its screening. The most prominent of these initiatives is the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law in the U.S. on February 8, 2006. SAAAVE provides for a one-time free of charge AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease. Screening is provided as part of the “Welcome to Medicare” physical and this coverage began on January 1, 2007.

The age 65 and over population in the U.S. presently numbers approximately 40 million, or 13% of the total population, and is expected to grow to 47 million by 2015. Accordingly, we believe that AAA treatments will naturally increase over time based on this demographic trend.

We estimate that the current total worldwide AAA market size for our ELG System is approximately $1.0 billion, with an approximate $610 million market size in the U.S. This worldwide market is expected to grow to approximately $2.0 billion by 2016. The total aortic stent graft market (including thoracic stent grafts, for which we have future product development plans, but do not currently have an approved product) is expected to grow to $2.4 billion by 2016.

As discussed within “Clinical Trials and Product Developments,” we are developing two new products (the Nellix Device and Ventana) to specifically address AAA patients who are not candidates for EVAR due to the technological limitations of ELG systems presently available on the worldwide market. We currently believe that in the aggregate, these products, along with our current ELG System, can treat over 90% of all diagnosed AAAs through EVAR (i.e. increase from the 65% today). This provides us with significant incremental sales opportunities in this unserved patient population.
Our Strategy
Our mission is to be the leading innovator of medical devices to treat aortic disorders. Key elements of our strategy to accomplish this mission are as follows:

•	Focus exclusively on the aorta for the commercialization of innovative products.

•	Design and manufacture devices that are easy to use and result in excellent clinical outcomes.

•	Provide exceptional clinical and technical support to physicians through an experienced and knowledgeable sales and marketing organization.
Our Products
Our ELG System
Our ELG System consists of our ELG Device and catheter delivery system, branded under the names AFX, IntuiTrak, and Powerlink. We believe that our ELG System has a superior design to that of our competitors, as it offers the following advantages:

•
Anatomical Fixation. Our ELG Device is unique in that the bifurcated device sits on the patient's natural aortoiliac bifurcation. This provides a solid foundation for the long-term stability of the device. Alternative ELG devices rely on hooks, barbs and radial force to anchor into the aorta (generally referred to as "proximal fixation") near the renal arteries. We believe anatomical fixation inhibits migration due to the inherent foundational support of the patients own anatomy, as opposed to proximal fixation.

•
Fully Supported. The main body and limbs of our ELG Device are fully supported by a cobalt chromium alloy stent. The cobalt chromium alloy stent greatly reduces the risk of kinking of the device in even tortuous anatomies, eliminating the need for additional procedures or costly peripheral stents. Kinking may result in reduced blood flow and limb thrombosis.

•
Unique, Minimally Invasive Delivery System. In the majority of procedures, our ELG System requires only a small surgical incision in one leg. The other leg needs only percutaneous placement of a non-surgical introducer sheath, three millimeters in diameter. Our competitors' ELG systems typically require surgical exposure of the femoral artery in both legs to introduce the multiple components. In addition, our unique delivery system permits our technology to be used in patients having small or very tortuous access vessels.

•
Preserves Aortic Bifurcation. Our ELG Device allows for future endovascular procedures when continued access across the aortic bifurcation is required. Approximately 30% to 40% of AAA patients also have peripheral arterial disease (“PAD”).  The preferred approach to treat a patient with PAD is to access from one side of the groin and to cross over the aortic bifurcation to treat the lesion on the other side.  Our ELG Device is the only one presently available that preserves the physician's ability to go back over the aortic bifurcation for future interventions. This is a meaningful feature of our ELG System, as many AAA patients are today living longer and returning to the hospital for PAD procedures.

Our ELG Device Extensions and Accessories
Aortic Extensions and Limb Extensions.We offer proximal aortic extensions and limb extensions which attach to the "main body" of our ELG Device, allowing physicians to customize it to fit the patient's anatomy.

Accessories. We offer various accessories to facilitate the optimal delivery of our ELG Device, including compatible guidewires, snares, and catheter introducer sheaths.
Our Product Evolution
Our core product line has evolved considerably over the years, as highlighted below.
•Powerlink Infrarenal Bifurcated Systems ("Powerlink"). Powerlink is our original ELG System and was commercialized in Europe in 1999 and in the U.S. in late 2004. We have since branded the delivery systems for Powerlink under the names of Peek, Visiflex, and IntuiTrak.
•Peek. Peek was the name of our original ELG Device delivery system. This system was replaced in all markets except Japan, first by Visiflex, and subsequently by IntuiTrak.
•IntuiTrak. In October 2008, we received FDA approval for IntuiTrak, which was an improved system to deliver and deploy our ELG Device. IntuiTrak further simplified the implant procedure and lowered the profile of the delivery system.
•IntuiTrak Express. In March 2009, we received FDA approval for a delivery system to deliver our 34mm diameter ELG Device extensions.
•AFX. In June 2011, we received FDA approval for our AFX Endovascular AAA System ("AFX"), which we believe provides physicians with improved vascular access and more precise deployment of our ELG Device. AFX also enhances the sealing characteristics of our ELG Device and has largely replaced our IntuiTrak system in the U.S. We began a full commercial launch of AFX in the U.S. in August 2011. We expect AFX to be commercialized in certain international markets in 2012.

Manufacturing and Supply
All of our commercial products are manufactured, assembled, and packaged at our 49,800 square foot leased facilities in Irvine, California. Our current manufacturing process is labor intensive and involves (i) shaping and forming a cobalt chromium stent, (ii) producing the ePTFE graft material to form the outside of the ELG Device, (iii) suturing the graft material onto the stent, (iv) assembling the delivery catheter, (v) loading the ELG Device into a delivery catheter, and (vi) packaging our resulting ELG System.
For our Nellix Device, our manufacturing process is also labor intensive and involves (i) fabricating the polymer bag to form the outside of the implant, (ii) suturing the polymer bag to a laser-cut cobalt chromium stent, (iii) loading the device into a delivery catheter, and (iv) packaging our resulting Nellix Device.
We rely on third parties for the supply of certain components used in our ELG System, such as wire used to form our cobalt chromium stent. While we obtain some of these components from single source suppliers, we believe there are alternative vendors for the supply of the vast majority of our required components. Many of our third party manufacturers go through a formal qualification and approval process, including periodic renewal to ensure fitness for use and compliance with applicable FDA requirements and International Organization for Standardization ("ISO") 13485 requirements, and/or other required quality standards. Additionally, we actively manage supply risk with key suppliers through a combination of supply agreements, strategic inventory levels, and frequent communications.
Marketing and Sales
We market and sell our ELG System in the U.S. and in many European countries through a direct sales force. In certain other European countries and in Asia, South America, and Mexico, we sell our ELG System through exclusive independent distributors. As of February 24, 2012, we marketed our ELG System in 29 countries outside of the U.S. directly through 15 independent distributors. We manage our sales and marketing function through four major market categories: (i) U.S., (ii) Europe-direct, (iii) Europe-distributor, and (iv) rest of world ("ROW").
U.S. We market and sell our products in the U.S. through a direct sales force consisting of 67 sales representatives and 7 clinical specialists, as of December 31, 2011. The primary customer and decision maker for ELG systems in the U.S. is the vascular surgeon, and to a lesser extent, the interventional radiologist and cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and 3,300 physicians in the U.S. that perform EVAR. Approximately 86% of our revenues for the year ended December 31, 2011, were generated from our ELG System sales in the U.S.
Europe-direct and Europe-distributor. Prior to September 2011, our reported revenue to customers outside of the U.S. had been exclusively through third-party distributors. As of September 1, 2011, upon mutual agreement for the termination of distribution rights with a significant European distributor, we began direct sales operations in most of Western Europe. Approximately 5% of our revenues for the year ended December 31, 2011 were generated from sales of our ELG System in Europe.
The market for our ELG System in Europe is influenced by vascular surgeons, interventional radiologists, and to a lesser extent, interventional cardiologists who perform EVAR. We have obtained the right to affix a European Economic Area conformance mark ("CE mark") to our IntuiTrak and AFX products. Europe represents a significant market opportunity, though is a smaller market opportunity than the U.S. due to their capitated hospital budgets and a selling price that is typically less than in the U.S. We have obtained regulatory approval, but have not initiated the distribution process in Norway, Poland, Portugal, and Spain.
ROW
Asia. We commenced commercial sales in Japan in February 2008 after receipt of Japanese regulatory, or Shonin, approval. We also commenced commercial sales in China in 2011, after receiving applicable regulatory approval. Approximately 4% of our revenues for the year ended December 31, 2011 were generated from sales of our ELG System in Asia.

South America and Mexico. We have obtained regulatory approval and have active distribution partners in Mexico, Argentina, Brazil, Chile and Colombia. Approximately 5% of our revenues for the year ended December 31, 2011 were generated from sales of our ELG System in South America and Mexico.
Competition
The medical device industry is highly competitive. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the AAA device market segment are:

•	clinical effectiveness;

•	product safety, reliability, and durability;

•	ease of use;

•	sales force experience and relationships; and

•	price.
We experience significant competition and we expect that the intensity of competition will increase over time. In addition to us, Medtronic Inc., W.L. Gore Inc., and Cook Medical Products, Inc. have obtained full FDA marketing approval for their ELG systems in the U.S. The following chart summarizes the characteristics of ELG systems with FDA approvals:

Manufacturer	ELG System Name	Design	Fixation
Endologix	AFX & Intuitrak	Long main body, short limbs	Anatomical fixation
Medtronic	Endurant® & AneuRx®	Short main body, long modular limbs	Radial force, suprarenal stent and barbs
Cook	Zenith®	Short main body, long modular limbs	Radial force, suprarenal stent and barbs
WL Gore	Excluder®	Short main body, long modular limbs	Radial force and barbs
In addition to the competitors mentioned above, Terumo-Vascutek, Trivascular, Aptus, Altura, Cordis, Jotec, Bolton, and Lombard Medical are believed to have active ELG system development programs.
Our existing competitors in the U.S. market have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing, marketing, and sales. In addition, these competitors have multiple product offerings, which some physicians may find more convenient when developing business relationships. We also compete with other medical device companies for clinical trial sites and for the hiring of qualified personnel, including sales representatives.
Clinical Trials and Product Developments
Overview
We incurred expenses of $21.2 million in 2011, $11.2 million in 2010, and $6.6 million in 2009, on research and development activities and clinical studies. Our focus is to continually develop innovative and cost-effective medical devices for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Our research and development activities have focused on technology that makes our existing products easier for physicians to use, allows physicians to treat a wider range of AAA patients, and addresses multiple types of aortic disorders. Historically, we have focused on developing our ELG Systems to treat infrarenal AAA. However, we expect to devote more resources in the future to develop new technologies to treat juxtarenal aneurysms and diseases of the thoracic aorta.
PEVAR
Vascular access for EVAR requires femoral artery exposure (commonly referred to as surgical “cut-down”) of one or both femoral arteries, allowing for safe introduction of ELG Systems. Complications from femoral artery exposure in the setting of EVAR is an inherent risk of current surgical practice.  Percutaneous EVAR ("PEVAR") procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via needle-puncture of the skin (i.e. a percutaneous approach).  Thus, femoral artery access requires only a very small hole through the skin, which heals much quicker than a surgical cut down.  Advantages to the patient and to the health care system of an entirely percutaneous procedure are reduced surgical procedure times, less post-operative pain, and fewer wound complications.  To date, there are no ELG systems approved by the FDA for percutaneous access.
In 2010, we initiated a PEVAR pivotal clinical trial. The first PEVAR patient was treated at Oklahoma Heart Hospital in April 2010. In February 2012 we completed our enrollment of 191 patients at 20 U.S. clinical sites in the randomized PEVAR trial. Patients in this clinical trial were treated with our IntuiTrak system. The clinical trial is also utilizing a “pre-close” technique for a portion of the 191 patients, facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System. We plan to submit our clinical results to the FDA and expect to receive a percutaneous indication for IntuiTrak and AFX by the end of 2012.
Xpand

The Xpand Stent Graft ("Xpand") is a ePTFE covered balloon expandable stent graft used in conjunction with Ventana (defined below) to treat patients with either juxtarenal abdominal aortic aneurysms ("JAA") or pararenal abdominal aortic aneurysms ("PAA").  The low profile and highly visible design of Xpand is expected to have clinical advantages over other competitive devices.
Ventana
The JAA and PAA patient population is a significant and underserved segment of the AAA market. It is estimated that 20% to 30% of diagnosed AAAs are not treatable with currently-approved ELG devices, due to the aneurysm's proximal location to the renal arteries.
The Ventana Fenestrated Stent Graft System (“Ventana”) potentially provides these patients with an innovative and less-invasive alternative to open surgical repair, while reducing device deployment complications for physicians with a single-system design.
Ventana facilitates ease of access to the renal arteries, greater range of manipulation within the aorta, and provides the ability to travel up and down the aneurysm to accommodate more patient anatomies. Additionally, there are two adjustable fenestrations in the stent graft allowing for greater precision when aligning the stent graft to the patient's renal arteries. Although Ventana's primary purpose is to serve the JAA and PAA markets, the adaptability of Ventana makes it feasible for other suprarenal aneurysms, or even complex infrarenal aneurysms.
In January 2012, we received Investigational Device Exemption ("IDE") approval from the FDA to begin U.S. clinical trials to evaluate Ventana for the EVAR repair of JAA and PAA.
In February 2012, we enrolled the first patient in our U.S. clinical trials to evaluate Ventana. Ventana is designed to be used with AFX and Xpand. Though AFX is commercially available in the U.S. and is expected to be available in certain international markets in 2012, Ventana and Xpand are not approved for marketing in the U.S. or abroad, and are restricted to investigational use only. We expect to receive FDA premarket approval for Ventana in 2014, and CE Mark approval for Ventana by the end of 2012.
Nellix
On December 10, 2010, we completed our acquisition of Nellix (refer to the "Nellix Acquisition and Private Placement Transaction" section below). Using the technology we acquired from this acquisition, we are developing a next generation device (the "Nellix Device") to treat infrarenal AAA. The Nellix Device is not approved for marketing in the U.S. or abroad and is restricted to investigational use only. We expect to receive a CE Mark for the Nellix Device in the middle of 2012. If our development and clinical program are successful, we expect to receive FDA premarket approval for the Nellix Device in the U.S. in 2015.
We believe that the Nellix Device represents groundbreaking technology for EVAR of AAA.  Unlike all currently available ELG devices, which leave the AAA sac fully intact, the Nellix Device seals the AAA sac so that there is a much lower potential for its future movement, growth, or rupture. After positioning catheters, “endobags” are deployed within the AAA sac, while integrated stents maintain blood flow lumens to the patient's legs. The endobags are then filled with a biostable polymer that seals the AAA sac within a matter of minutes. The AAA sac ceases to pulsate, as the polymer fully cures into nearly a solid consistency.

We also believe the Nellix Device will offer the broadest expected indication of all currently available EVAR devices, since the design will enable the treatment of patients with "short necks" (i.e. the portion of the aorta between the AAA crest and renal arteries) that were previously ineligible for EVAR.   Further, the Nellix Device has the ability to treat aortic necks as wide as 36 millimeters (32mm is the maximum width treatable with currently-available ELG systems).

Other advantages of the Nellix Device include: (i) a low profile (17Fr outer diameter), which is beneficial to the physician's ease of access to the AAA site; (ii) improved ELG device fixation; (iii) a significantly simplified ELG device (i.e. no need for ELG extensions and cuffs in a variety of sizes); (iv) reduced total time of device deployment for physicians; (v) low expected reintervention rate; and (vi) the potential for reduced follow up to ensure there has been no device migration within the patient.
Nellix Acquisition and Private Placement Transaction
On December 10, 2010, we completed our acquisition of Nellix, Inc. ("Nellix"), by way of a merger of a wholly-owned subsidiary of our company with and into Nellix. As a result of the merger, Nellix became, and is, a wholly-owned subsidiary of our company. Upon the closing of the merger, we issued an aggregate of 2.9 million unregistered shares of our common stock to the former stockholders of Nellix in exchange for all of the outstanding shares of Nellix immediately prior to the closing of the merger. We also delivered an aggregate of 0.3 million unregistered shares of our common stock to Wells Fargo Bank N.A. ("Wells Fargo"), in its capacity as escrow agent, to secure our rights to indemnification as provided in the merger agreement. In addition, we may be required to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our achievement of certain defined revenue and regulatory approval milestones involving the technology obtained in the Nellix acquisition.
Also on December 10, 2010, concurrent with the closing of our acquisition of Nellix, we issued and sold to Essex Woodlands Health Ventures Fund VII, L.P. (a significant stockholder of Nellix prior to the merger), an aggregate of 3.2 million unregistered shares of our common stock, resulting in gross proceeds to us of $15.0 million.

Patents and Proprietary Information

We believe that our intellectual property and proprietary information is key to protecting our technology. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems (exclusive of Nellix technology), we have 21 U.S. patents issued, 24 pending U.S. applications, and 22 foreign patents. Our current aorta treatment related patents have expiration dates from 2017 to 2023. As a result of our acquisition of Nellix, we acquired an additional nine U.S. patents and four foreign patents, with expiration dates from 2014 to 2028. In addition, we own or have the rights to 30 U.S. patents and six foreign patents relating to intravascular radiation, stents, and various catheter or intravascular technologies, which have expiration dates from 2012 to 2018. We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology.
Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. We also own trademarks to protect the names of our products. In addition to patents and trademarks, we rely on trade secrets and proprietary know-how.
We seek protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. We make diligent efforts to require our employees, directors, consultants, and advisors to execute confidentiality agreements upon the start of employment, consulting, or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not be disclosed to third parties, except in specific circumstances. In the case of employees and certain other parties, the agreements also provide that all inventions conceived by the individual will be our company's exclusive property.
Third-Party Reimbursement
In the U.S., hospitals are the primary purchasers of our ELG System. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid, and private health insurance plans, for the healthcare services to treat the patient's AAA. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. Centers for Medicare and Medicaid Services ("CMS"). The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical devices used in that procedure.
Reimbursement of procedures utilizing our ELG System currently is covered under specific DRG codes. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication.
In October 2000, the CMS issued a guideline, DRG code 39.71, "Endovascular implantation of other graft in abdominal aorta" regarding the proper procedure for coding of EVAR for billing purposes. For hospital reimbursement, patients treated with our ELG System will be classified under DRG codes 237 or 238, "Major Cardiovascular Procedures with MCC" and "Major Cardiovascular procedures without MCC," respectively. In the latest data published by CMS, the national average reimbursement under DRG codes 237 and 238 is approximately $28,300 and $17,100, respectively.
Outside the U.S., market acceptance of products depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement systems vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.
Government Regulation - Medical Devices
U.S.
Our products are regulated in the U.S. as Class III medical devices by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are life-sustaining or life-supporting devices. Class III devices require rigorous clinical testing prior to their approval and generally require a pre-market approval ("PMA") or PMA supplement approval prior to their sale.
If a medical device manufacturer can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to an unclassified device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) notification, the manufacturer may not place the device into commercial distribution in the U.S. until an order is issued by the FDA.
Manufacturers must file an IDE application if human clinical studies of a device are required and if the FDA considers experimental use of the device to represent significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights.
Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as testing and literature to establish the safety and effectiveness of the device. Our Powerlink ELG System was approved through this PMA process and we anticipate that the Nellix and Ventana devices will likewise go through the PMA process.
FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services ("CDHS") requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with Quality System Records ("QSR") regulations. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facility. Further, the FDA requires us to comply with various FDA regulations regarding labeling. The Medical Device Reporting laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for “off-label” (i.e. unapproved) use.
We are also subject to other federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory, and manufacturing practices.

International
Our international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. In addition, the FDA must approve the export to certain countries of devices that require a PMA, which is not yet approved in the U.S.
In Europe, we need to comply with the requirements of the Medical Devices Directive ("MDD"), and affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” of the MDD relating to safety and performance and we must successfully undergo verification of our regulatory compliance, or conformity assessment, by a Notified Body selected by us. The level of scrutiny of such assessment depends on the regulatory class of the product.
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
Government Regulation - Anti-Kickback Statute, Federal False Claims Act, and HIPAA
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
In implementing the statute, the Office of Inspector General ("OIG") has issued a series of regulations, known as the “safe harbors,” which began in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Various states have also enacted laws regulating the interactions of medical device companies with healthcare providers to prevent fraud and abuse.
The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim Act. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Health Insurance Portability and Accountability Act of 1996
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two general federal violations, (a) healthcare fraud and (b) false statements relating to healthcare matters, and (c) protects the security and privacy of individually identifiable health information. The applicable requirements of HIPAA are briefly described below.

a)
The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, and/or exclusion from government sponsored programs.

b)
The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

c)
Standards govern the conduct of certain electronic transmission of health care information and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans, and health care clearinghouses. These standards include: (i) Standards for Electronic Transactions and (ii) Standards for Privacy and Security of Individually Identifiable Information.

i)
The Standards for Electronic Transactions establishes standards for common health care transactions such as claims information, plan eligibility, and payment information. It also establishes standards for the use of electronic signatures, unique identifiers for providers, employers, health plans, and individuals.

ii)
The Standards for Privacy of Individually Identifiable Information restrict our use and disclosure of certain individually identifiable health information. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing patient/private health information (“PHI”). As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws, which include physical and electronic safeguard requirements. These laws contain significant fines and other penalties for wrongful use or disclosure of PHI.

We have implemented and maintain a comprehensive program of oversight and training of our employees to ensure compliance with the foregoing laws and regulations.

Product Liability
The manufacture and marketing of medical devices carries the significant risk of financial exposure to product liability claims. Our products are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $10 million per occurrence and $10 million per year in the aggregate, subject to typical self insured retention amounts.
Employees
As of December 31, 2011, we had 370 employees, including 157 in manufacturing, 23 in research and development, 11 in regulatory and clinical affairs, 44 in quality support, 108 in sales and marketing, and 27 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.
General Information
We were incorporated in California in March 1992 under the name Cardiovascular Dynamics, Inc. and reincorporated in Delaware in June 1993. In January 1999, Cardiovascular Dynamics, Inc. (by then a publicly-traded company) merged with privately held Radiance Medical Systems, Inc., and we changed our name to Radiance Medical Systems, Inc. In May 2002, we merged with then privately held Endologix, Inc., and we changed our name to Endologix, Inc.
Our principal executive office is located at 11 Studebaker, Irvine, California and our telephone number is (949) 595-7200. Our website is located at www.endologix.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part hereof.
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and related amendments to these reports, as applicable). These reports are available on our website, at www.endologix.com, free of charge as soon as practicable after filing or furnishing with the U.S. Securities and Exchange Commission ("SEC").

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

Before deciding to invest in our company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and other reports we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and in that event, the market price for our common stock could decline, and you may lose all or part of your investment.
These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. These factors could cause actual results and conditions to differ materially from those projected in our forward-looking statements.
Risks Related to Our Business
All of our revenue is generated from a limited number of products, and any declines in the sales of these products will negatively impact our business.
We have focused heavily on the development and commercialization of a limited number of products for the treatment of AAA. If we are unable to continue to achieve and maintain market acceptance of these products and do not achieve sustained positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines. In addition, if we are unable to market our products as a result of a quality problem or failure to maintain regulatory approvals, we would lose our only source of revenue and our business would be negatively affected.
We are in a highly competitive market segment, which is subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than any products that we may develop, our business will be adversely impacted.
Our industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of AAA and other aortic disorders. We face competition from both established and development stage companies. Many of the companies developing or marketing competing products enjoy several advantages to us, including:

•	greater financial and human resources for product development, sales and marketing and patent litigation;

•	greater name recognition;

•	long established relationships with physicians, customers, and third-party payors;

•	additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives;

•	more established sales and marketing programs, and distribution networks; and

•
greater experience in conducting research and development, manufacturing, clinical trials, preparing regulatory submissions, and obtaining regulatory clearance or approval for products and marketing approved products.

Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearance or approvals for competing products more rapidly than us, and develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. We also face fierce competition in recruiting and retaining qualified scientific, sales, and management personnel, establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, our business may be harmed.
If third-party payors do not provide reimbursement for the use of our products, our revenues may be negatively impacted.
Our success in marketing our products depends in large part on whether domestic and international government health administrative authorities, private health insurers and other organizations will reimburse customers for the cost of our products. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Further, many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. If sufficient reimbursement is not available for our current or future products, in either the U.S. or internationally, the demand for our products will be adversely affected.
We may not realize all of the anticipated benefits of our acquisition of Nellix.
The success of our acquisition of Nellix will largely depend on our ability to realize the anticipated growth opportunities of the Nellix Device. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation:

•	the results of future clinical trials of the Nellix Device.

•	the receipt of CE Mark approval of the Nellix Device from our European Union notified body;

•	the receipt of approval from the FDA to sell the Nellix Device in the U.S.;

•	obtaining and maintaining patent rights relating to the Nellix technology; and

•	building an effective direct sales and marketing organization in Europe.
Our success depends on the growth in the number of AAA patients treated with endovascular devices.
We estimate that over 200,000 people were diagnosed with AAA in the U.S. in 2011, and approximately 68,000 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Initiatives to increase screening for AAA include the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law on February 8, 2006 in the U.S.  SAAAVE will provide one-time AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease.  Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
Our success depends on convincing physicians to use, and continue to use, our products in more endovascular AAA procedures.
Our AAA products utilize a different fixation approach within the patient's anatomy than competitive products. Based upon our favorable clinical results, product improvements, and increasing the size of our sales force, we have been able to increase sales at a rate higher than the general growth within our market segment. However, if we are unable to continue convincing physicians to use our products, our business could be negatively impacted.
Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations, and financial condition.
Sales of our products outside the U.S. represented approximately 14% of our revenue in 2011. As of March 1, 2012, we sell our products through 15 distributors located in the following countries outside of the U.S., including: Argentina, Brazil, Chile, Colombia, Greece, Ireland, Italy, Japan, Mexico, China, and Turkey. The sales territories authorized within these various distribution agreements cover a total of 29 countries. As of September 1, 2011 we began selling our product in Europe through our own sales force. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	difficulties in enforcing or defending intellectual property rights;

•	pricing pressure that we may experience internationally;

•	a shortage of high-quality sales people and distributors;

•
changes in third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	economic instability;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	foreign currency translation adjustments;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	the imposition of costly and lengthy new export licensing requirements;

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
To achieve our revenue goals, we must successfully increase production output as required by customer demand. In the future, we may experience difficulties in increasing production, including problems with production yields and quality control, component supply, and shortages of qualified personnel. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues.
Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.
In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems, and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.
Our transition to a direct sales force in certain European countries may not be successful or may cause us to incur additional expenses and experience reduced revenues sooner than initially planned. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.
Historically, a significant portion of our revenue to customers outside of the U.S. had been derived from sales to a significant European distributor. We completed the termination of our relationship with such significant distributor in September 2011, and have transitioned to a direct sales force in Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, The Netherlands, Romania, Sweden, Switzerland and the United Kingdom (excluding Northern Ireland). We may be unable to successfully transition to a direct sales force in such countries, or to continue to successfully place, sell and service our products in such countries through a direct sales force, or to successfully ensure the growth of our direct sales force that may be needed in the future. In addition, we may incur significant additional expenses and reduced revenues. Our efforts to successfully expand our direct sales strategy in Europe or the failure to achieve our sales objectives in Europe may adversely impact our revenues, results of operations, and financial condition and negatively impact our ability to sustain and grow our business in Europe.
If we fail to develop and retain our direct sales force, our business could suffer.
We have a direct sales force in the U.S. and in certain European countries. We also utilize a network of third-party distributors for sales outside of the U.S. As we launch new products and increase our marketing efforts with respect to existing products, we will need to retain and develop our direct sales personnel to build upon their experience, tenure with our products, and their relationships with customers. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate, develop, and retain qualified sales personnel and thereby grow our sales force, we may not be able to maintain or increase our revenues.
Our third-party distributors may not effectively distribute our products.
We depend in part on medical device distributors and strategic relationships for the marketing and selling of our products outside of the U.S. We depend on these distributors' efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.
If clinical trials of our current or future products do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize these products.
We are currently conducting clinical trials. We will likely need to conduct additional clinical trials in the future to support new product approvals, or the approval for new indications for our products use. Clinical testing is expensive, and typically takes many years, which carries an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

•	sites participating in an ongoing clinical study may withdraw, requiring us to engage new sites;

•	difficulties or delays associated with establishing additional clinical sites;

•
third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or are inconsistent with the investigator agreement, clinical study protocol, good clinical practices, and other FDA and Institutional Review Board requirements;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy; or

•	the study design is inadequate to demonstrate safety and efficacy; or

•	do not meet the study endpoints.
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
Our commercialization strategy with respect to the Nellix Device may adversely impact the efforts of our distributors who sell our other products.
Our proposed commercialization strategy with respect to the Nellix Device will involve the continued development of a direct sales force in certain countries in Europe. As a result, it may be difficult for us to maintain relationships with some of our European distributors. If we are unable to maintain or build relationships with our European distributors, our operating results and business may suffer, or we may be required to make significant additional expenditures or concessions to market our products.

We rely on a single vendor to supply the specialized strata graft material for our AFX and Ventana product lines, and any disruption in the supply of such material could impair our ability to manufacture our products or meet customer demand for our products in a timely and cost effective manner.

Our reliance on a single source supplier exposes our operations to disruptions in supply caused by:

•	failure of our supplier to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, flood or earthquakes; or

•	a supply shortage experienced by our single source supplier.

Although we retain a significant stock of the strata graft material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in the supply from this single source supplier may cause us to halt, or experience a disruption in, manufacturing of AFX and Ventana, which would adversely affect our business, financial condition, and results of operations.
If we are unable to protect our intellectual property, our business may be negatively affected.
The market for medical devices is subject to frequent litigation regarding patent and other intellectual property rights. It is possible that our patents or licenses may not withstand challenges made by others or protect our rights adequately.
Our success depends in large part on our ability to secure effective patent protection for our products and processes in the U.S. and internationally. We have filed and intend to continue to file patent applications for various aspects of our technology. However, we face the risks that:

•	we may fail to secure necessary patents prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and

•	our already-granted patents may be re-examined, re-issued or invalidated.
We also own trade secrets and confidential information that we try to protect by entering into confidentiality agreements with other parties. However, the confidentiality agreements may not be honored or, if breached, we may not have sufficient remedies to protect our confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information to our projects that they develop independently or others develop, disputes may arise regarding the ownership of proprietary rights to such information, and such disputes may not be resolved in our favor. If we are unable to protect our intellectual property adequately, our business and commercial prospects will likely suffer.
If our products or processes infringe upon the intellectual property of third parties, the sale of our products may be challenged and we may have to defend costly and time-consuming infringement claims.
We may need to engage in expensive and prolonged litigation to assert or defend any of our intellectual property rights or to determine the scope and validity of rights claimed by other parties. With no certainty as to the outcome, litigation could be too expensive for us to pursue. Our failure to prevail in such litigation or our failure to pursue litigation could result in the loss of our rights that could substantially hurt our business. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S., if at all.
Our failure to obtain rights to intellectual property of third parties, or the potential for intellectual property litigation, could force us to do one or more of the following:

•	stop selling, making, or using products that use the disputed intellectual property;

•	obtain a license from the intellectual property owner to continue selling, making, licensing, or using products, which license may not be available on reasonable terms, or at all;

•	redesign our products, processes or services; or

•	subject us to significant liabilities to third parties.
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
Manufacturing and marketing of our commercial products, and clinical testing of our products under development, may expose us to product liability claims. Although we have, and intend to maintain, product liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. Additionally, adverse product liability actions could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.
Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified managerial, technical, and sales and marketing personnel.
We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers, which include scientific, sales/marketing, regulatory, operations, and financial personnel, including the following individuals:

•	John McDermott, our Chief Executive Officer and Director

•	Robert D. Mitchell, our President of International

•	Todd Abraham, our Vice President of Operations

•	Joseph A. DeJohn, our Vice President of Sales

•	Janet Fauls, our Vice President of Regulatory and Clinical Affairs

•	Leo M. Greenstein, our Vice President of Finance and Corporate Controller

•	Robert J. Krist, our Chief Financial Officer

•	David Lewis, our Vice President of Europe

•	Ralf Link, our Vice President of European Sales

•	Ruth Lyons, our Vice President of Global Marketing

•	Stefan G. Schreck, Ph.D., our Vice President of Technology

•	Gary I. Sorsher, our Vice President of Quality

•	Martin Tyler, our Vice President of International
The loss of any of the foregoing individuals would harm our business. Our ability to retain our executive officers and other key employees, and our success in attracting and hiring additional skilled employees, will be critical to our future success.
Our manufacturing operations, research and development activities, and corporate headquarters, are currently based at a single location that may be at risk from earthquakes.
We currently conduct all of our manufacturing, development and management activities at a single location in Irvine, California, near known earthquake fault zones. Our finished goods inventory is split between our Irvine location and our distribution centers in Memphis, Tennessee and the Netherlands and we have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future earthquake could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. An earthquake could seriously harm our business and results of operations. The insurance coverage we maintain may not be adequate to cover our losses in any particular case.

We are subject to credit risk from our accounts receivable related to our product sales, which include sales within European countries that are currently experiencing economic turmoil.

The majority of our accounts receivable arise from product sales in the U.S. However, we also have significant receivable balances from customers within the European Union, Japan, Brazil, Argentina, and Mexico. Our accounts receivable in the U.S. are primarily due from public and private hospitals. Our accounts receivable outside of the U.S. are primarily due from independent distributors, and to a lesser extent, public and private hospitals. Our historical write-offs of accounts receivable have not been significant.

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors operate in certain countries such as Greece and Italy, where economic conditions continue to present challenges to our independent distributors' businesses, and thus, could place in risk the amounts due to us from them.

Our accounts receivable associated with our distributors in Greece and Italy are presently subject to payment delays. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take us to collect associated accounts receivable, or impact the likelihood of ultimate collection.
If any future acquisitions or business development efforts are unsuccessful, our business may be harmed.
As part of our business strategy to be an innovative leader in the treatment of aortic disorders, we may need to acquire other companies, technologies, and product lines in the future. Acquisitions involve numerous risks, including the following:

•	the possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges;

•
difficulties in integration of the operations, technologies, and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business;

•	the assumption of certain known and unknown liabilities of the acquired companies; and

•	difficulties in retaining key relationships with employees, customers, partners, and suppliers of the acquired company.
In addition, we may invest in new technologies that may not succeed in the marketplace. If they are not successful, we may be unable to recover our initial investment, which could include the cost of acquiring the license, funding development efforts, acquiring products, or purchasing inventory. Any of these would negatively impact our future growth and cash reserves.

Risks Related to Our Financial Condition
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
During the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing on commercially reasonable terms, if at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, and the growth of our business will be harmed.
Current challenges in the credit environment may adversely affect our business and financial condition.
The global financial markets continue to experience unprecedented levels of volatility. Our ability to enter into or maintain existing financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products, or the solvency of our customers. Any deterioration in our key financial ratios, non-compliance with financial covenants in existing credit agreements could also adversely affect our business and financial condition. While these conditions and current economic instability have not meaningfully impaired our ability to access credit markets or our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products. This could result in a decrease in the demand for our products, longer sales cycles, slower adoption of new technologies and increased price competition.
If we are unable to effectively manage our inventory held on consignment by our intended customers, we will not achieve our expected results.
Our current products are sold on a consignment basis to certain hospitals which purchase our product as they use it. In these consignment locations, we do not have physical possession of our products. We therefore must rely on information from our customers as well as periodic inspections by our sales personnel to determine when our products have been used. Our efforts to strengthen our monitoring and management of consigned inventory may not be adequate to meaningfully reduce the risk of inventory loss. If we are not able to effectively manage appropriate consigned inventory levels, we may suffer inventory losses which will negatively impact our operating results.
We have limited resources to invest in research and development and to grow our business and may need to raise additional funds in the future for these activities.
We believe that our growth will depend, in significant part, on our ability to develop new technologies for the treatment of AAA and other aortic disorders, and technology complementary to our current products. Our existing resources may not allow us to conduct all of the research and development activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future to finance these activities. If we are unable to raise funds on favorable terms, or at all, we may not be able to increase our research and development activities and the growth of our business may be negatively impacted.
Risks Related to Regulation of Our Industry

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
On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the "PPACA"). The total cost imposed on the medical device industry by the PPACA may be up to approximately $20 billion over ten years. The PPACA includes, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions, effective January 1, 2013. This excise tax will result in a significant increase in the tax burden on our industry, and if any efforts we undertake to offset the excise tax are unsuccessful, the increased tax burden could have an adverse affect on our results of operations and cash flows. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.
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
Our products must comply with regulatory requirements imposed by the FDA in the U.S., and similar agencies in foreign countries. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA Regulations (Title 21 CFR);

•	European Union CE mark requirements;

•	Medical Device Quality Management System Requirements (ISO 13485:2003);

•	Occupational Safety and Health Administration requirements; and

•	California Department of Health Services requirements.
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
Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. We could also be subject to new international, federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.
The misuse or off-label use of our products may harm our image in the marketplace; result in injuries that lead to product liability suits, which could be costly to our business; or result in FDA sanctions if we are deemed to have engaged in such promotion.
The products we currently market have been cleared by the FDA for specific treatments and anatomies. We cannot, however, prevent a physician from using our products outside of those indications cleared for use, known as "off-label" use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force to not promote our products for off-label uses. Furthermore, the use of our products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could harm our business and results of operations and cause our stock price to decline.

Our products may in the future be subject to product recalls or voluntary market withdrawals that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.
We are required to comply with medical device reporting (“MDR”) requirements and must report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Economic Area are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the regulatory agency, or Competent Authority, in whose jurisdiction the incident occurred. Were this to happen to us, the relevant regulatory agency would file an initial report, and there would then be a further inspection or assessment if there are particular issues.
Malfunction of our products could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
We may be subject to federal, state and foreign healthcare fraud and abuse laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
Our operations may be directly or indirectly affected by various broad federal, state or foreign healthcare fraud and abuse laws. In particular, the federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. We are also subject to the federal HIPAA statute, which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters, and federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers.
In addition, the federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.
Many states have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers as well as laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Some states mandate implementation of commercial compliance programs to ensure compliance with these laws. We also are subject to foreign fraud and abuse laws, which vary by country.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.
Risks Related to Ownership of Our Common Stock
We may be obligated to issue additional shares of our common stock to the former stockholders of Nellix upon our satisfaction of certain milestones set forth in the merger agreement with Nellix and the other parties thereto, resulting in stock ownership dilution.
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the former Nellix Device and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. The maximum aggregate number of shares of our common stock issuable to the Nellix stockholders upon our achievement of both milestones, or upon a change of control of our company prior to our achievement of both milestones, is 10.2 million shares.
Issuing additional shares of our common stock to the former stockholders in satisfaction of contingent consideration will dilute the ownership interests of holders of our common stock on the dates of such issuances. If we are unable to realize the strategic, operational and financial benefits anticipated from our acquisition of Nellix, our stockholders may experience dilution of their ownership interests in our company upon any such future issuances of shares of our common stock without receiving any commensurate benefit.
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
Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our business, which could cause a decline in the trading price of our stock.
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
The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of small medical device companies, like ours, has been very unpredictable and may vary in response to:

•	announcements by us or our competitors concerning technological innovations;

•	introductions of new products;

•	FDA and foreign regulatory actions;

•	developments or disputes relating to patents or proprietary rights;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding our common stock;

•	changes in healthcare policy in the U.S. or other countries; and

•	general stock market conditions and other factors unrelated to our operating performance.
Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they wish at prevailing prices.
The average daily trading volume in our common stock for the year ended December 31, 2011 was approximately 523,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Some provisions of our charter documents and Delaware law may make takeover attempts difficult, which could depress the price of our stock and inhibit one's ability to receive a premium price for their shares.
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
We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. Our revolving credit facility contains restrictions prohibiting us from paying any cash dividends without the lender's prior approval. If we do not pay dividends, a return on one's investment may only occur if our stock price rises above the price it was purchased.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease two adjacent facilities aggregating approximately 49,800 square feet in Irvine, California under separate lease agreements. Theses leases both expire in September 2014 and may be renewed for two additional twelve month periods, at our option. Additionally, we lease approximately 7,500 square feet, which is unoccupied, in Palo Alto, California under a lease agreement that we will allow to expire in June 2012.
We believe that our current facilities will be adequate and suitable for our operations through the current lease terms.

Item 3.	Legal Proceedings

We are from time to time involved in various claims and legal proceedings of a nature we believe are normal and incidental to a medical device business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.
Cook Medical Corporation v. Endologix, Inc.
We are currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook alleges that we infringed two of their patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively. The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (“Court”), on October 8, 2009.
In December 2009, the U.S. Patent and Trademark Office (“PTO”) granted our request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the "706 Patent"), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the "777 Patent"), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the 777 Patent and added certain new claims.
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
We are raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior settlement of an earlier case between the same parties. We intend to continue our vigorous defense against these claims and believe our defenses are meritorious.

However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with Cook, which could result in a liability to us. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.
Bard Peripheral Vascular, Inc. v. Endologix, Inc.

We were involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleged that we infringed one of Bard's patents issued in 2002. Bard filed the lawsuit against us and another defendant, Atrium Medical Corp., on August 10, 2010 in the U.S. District Court for the District of Arizona, alleging that we infringed U.S. Patent No. 6,436,135 (the “135 Patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in our ELG infringed the 135 Patent and sought damages for the infringement. Bard also alleged that our infringement was willful and sought treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served us the complaint on November 24, 2010.

On October 26, 2011, to settle all claims related to the 135 Patent, Bard entered into a cross license agreement (the “CL Agreement”) with us. As part of the CL Agreement, Bard granted us a worldwide, nonexclusive license, with no sublicense right, under the 135 Patent to make and sell products incorporating ePTFE (the “Company Products”). We granted Bard a worldwide, exclusive, royalty-bearing license, with no sublicense right, under a U.S. patent application owned by us (the “Company Patent”) to make and sell medical devices manufactured by Bard (the “Bard Products”).
In consideration for the rights granted under the CL Agreement, we agreed to (i) pay Bard royalties equal to a percentage of net sales of Company Products and (ii) release Bard and its affiliates, successors and assigns from any claims arising out of or related to any infringement of the Company Patent by any products manufactured or sold by Bard prior to the effective date of the CL Agreement. Bard agreed to (i) pay us royalties equal to a percentage of net sales of certain Bard Products and (ii) release us and our affiliates, successors and assigns from any claims arising out of or related to any infringement of the 135 Patent by any products manufactured or sold by us prior to the effective date of the CL Agreement.
The provisions of the CL Agreement relating to the payment of royalties to Bard will be effective until the invalidity, unenforceability or expiration of the 135 Patent.  The provisions of the CL Agreement relating to the payment of royalties to us will be effective until the invalidity, unenforceability or expiration of the Company Patent.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock trades on the NASDAQ Global Market under the symbol “ELGX.” The following table sets forth the high and low close prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2010
First Quarter	$5.85	$3.43
Second Quarter	5.28	4.17
Third Quarter	4.93	3.76
Fourth Quarter	7.53	4.43
Year Ended December 31, 2011
First Quarter	$7.26	$5.50
Second Quarter	9.30	6.72
Third Quarter	11.17	7.64
Fourth Quarter	11.95	10.00

On February 24, 2012, the closing price of our common stock on the NASDAQ Global Market was $13.01 per share, and there were 244 holders of record of our common stock.

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2006 through December 31, 2011, with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The comparison assumes $100 was invested on December 31, 2006 in our common stock at the then closing price of $3.50 per share.

Dividend Policy
We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility prohibit us from paying cash dividends without the lender’s consent.

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2011, 2010, and 2009 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$83,417	$67,251	$52,441	$37,664	$27,771
Cost of goods sold	18,746	15,030	13,181	10,380	10,539
Gross profit	64,671	52,221	39,260	27,284	17,232
Operating expenses:
Research and development	16,738	8,997	4,454	3,512	3,690
Clinical and regulatory affairs	4,439	2,169	2,115	2,570	2,691
Marketing and sales	44,655	31,869	26,483	23,794	20,142
General and administrative	15,525	13,410	8,550	9,455	6,371
Contract termination	1,730	—	—	—	550
Total operating expenses	83,087	56,445	41,602	39,331	33,444
Loss from operations	(18,416)	(4,224)	(2,342)	(12,047)	(16,212)
Other income (expense)	(10,400)	(160)	(71)	27	1,139
Net loss before income tax	(28,816)	(4,384)	(2,413)	(12,020)	(15,073)
Income tax (expense) benefit	86	15,037	(21)	28	(2)
Net income (loss)	$(28,730)	$10,653	$(2,434)	$(11,992)	$(15,075)
Basic net income (loss) per share	$(0.51)	$0.22	$(0.05)	$(0.28)	$(0.35)
Shares used in computing basic net income (loss) per share	56,592	48,902	45,194	43,045	42,796
Diluted net income (loss) per share	$(0.51)	$0.21	$(0.05)	$(0.28)	$(0.35)
Shares used in computing diluted net income (loss) per share	56,592	50,544	45,194	43,045	42,796

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash and cash equivalents	$20,035	$38,191	$24,065	$8,111	$9,228
Accounts receivable, net	$15,542	$12,212	$8,342	$6,371	$4,527
Total assets	$130,255	$134,375	$51,292	$37,263	$40,043
Total liabilities (excluding contingent consideration payable in common stock)	$14,986	$11,243	$8,412	$11,446	$5,368
Accumulated deficit	$(164,240)	$(135,510)	$(146,164)	$(143,730)	$(131,738)
Total stockholders’ equity	$76,569	$93,903	$42,880	$25,817	$34,675

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Outlook
We are headquartered in Irvine, California and develop, manufacture, market and sell innovative medical devices for the treatment of aortic disorders. Our principal product is a stent graft and delivery catheter for the treatment of abdominal aortic aneurysms through minimally-invasive endovascular repair.
We sell our products through a direct sales force in the U.S. and in September 2011, we began direct sales activity throughout much of Western Europe. In certain European countries, and in other parts of the world, our products are sold through third-party distributors.
In 2012, we will continue to execute our mission of being the leading innovator of medical devices for the treatment of aortic disorders, by:

•	Focusing exclusively on the aorta for the commercialization of innovative medical devices.

•	Designing and manufacturing devices that are easy to use and result in excellent clinical outcomes.

•	Providing excellent clinical and technical support to physicians through an experienced and knowledgeable sales and marketing organization.
Clinical Trials and Product Developments
Overview
We spent $21.2 million in 2011, $11.2 million in 2010, and $6.6 million in 2009, on research and development and clinical studies. Our focus is to continually develop innovative and cost effective medical device technology for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Our research and development activities have focused on technology that makes our existing products easier to use, have the ability to treat more AAA patients, and that can address aortic disorders beyond AAA). Historically, we have focused on developing ELG Systems to treat infrarenal (below the renal arteries) AAA. However, we expect to devote more resources in the future to develop new technologies to treat juxtarenal (at or above the renal arteries) and thoracic (chest) aneurysms and dissections of the aorta.
Refer to Item I, "Clinical Trials and Product Developments", for a discussion regarding our ongoing clinical trials and product development projects.
Characteristics of Our Revenue and Expenses
Revenue
Revenue is derived from sales of our ELG System (including extensions and accessories) to hospitals upon completion of an EVAR procedure, or from sales to distributors upon shipment of our ELG System, provided our other revenue recognition criteria have been met.
Cost of Goods Sold
Cost of goods sold includes compensation (including stock-based compensation) and benefits of production personnel and production support personnel. Cost of goods sold also includes depreciation expense for production equipment, production materials and supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.
Research and Development
Research and development expenses consist of compensation (including stock-based compensation) and benefits for research and development personnel, materials and supplies, research and development consultants, and allocated facilities-related costs. Our research and development activities primarily relate to the development and testing of new devices and methods to treat aortic disorders.
Clinical and Regulatory
Clinical and regulatory expenses consist of compensation (including stock-based compensation) and benefits for clinical and regulatory personnel, regulatory and clinical payments related to studies, and allocated facilities-related costs. Our clinical and regulatory activities primarily relate to studies in order to gain regulatory approval for the commercialization of our devices.
Sales and Marketing
Sales and marketing expenses primarily consist of the compensation (including stock-based compensation) and benefits of our sales force, sales support, and marketing personnel. It also includes costs attributable to marketing our products to our customers and prospective customers.

General and Administrative
General and administrative expenses primarily include compensation (including stock-based compensation) and benefits for personnel that support our general operations such as information technology, executive management, financial accounting, customer services, and human resources. General and administrative expenses also include bad debt expense, patent and legal fees, financial audit fees, insurance, recruiting, other professional services, and allocated facilities-related expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee of the Board of Directors periodically reviews our significant accounting policies. Our critical accounting policies arise in conjunction with the following:

•Revenue recognition and accounts receivable
•Inventory - lower of cost or market
•Goodwill and intangible assets - impairment analysis
•Income taxes
•Stock-Based compensation
•Contingent consideration for business acquisition
Revenue Recognition and Accounts Receivable
We recognize revenue when all of the following criteria are met:
•We have appropriate evidence of a binding arrangement with our customer;
•The sales price for our ELG System (including extensions and accessories) is established with our customer;
•Our ELG System has been used in an EVAR procedure, or shipped to a distributor, as applicable; and
•Our collection of the relevant receivable is reasonably assured at the time of sale.
For sales made to a direct customer (i.e. hospitals), we recognize revenue upon completion of an EVAR procedure, when our ELG Device is implanted in a patient. For sales to distributors, we recognize revenue at the time of shipment of our ELG System to a distributor. We do not offer rights of return and we have no post delivery obligations, other than our specified warranty.
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimates are based on our review of the aging of customer balances, correspondence with the customer, and the customer's payment history.
Inventory - Lower of Cost or Market
We adjust our inventory value for estimated amounts of obsolete or unmarketable items. Such assumptions involve projections of future customer demand, as driven by economic and market conditions, and the product's shelf life. If actual demand, or economic or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.
Goodwill and Intangible Assets - Impairment Analysis
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
In the judgment of management, the value of the Nellix IPR&D was $40.1 million at the time of the acquisition. As of the time of acquisition, we expected that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, failure of clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability is not achieved, we will not realize the original estimated financial benefits.
Income Taxes
Our consolidated balance sheets reflect net deferred tax assets that primarily represent the tax benefit of net operating loss carryforwards and credits and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. Our evaluation considers historical earnings, estimated future taxable income and ongoing prudent and feasible tax planning strategies. Adjustments to the valuation allowance increase or decrease net income or loss in the period such adjustments are made. If our estimates require adjustments, it could have a significant impact on our consolidated financial statements.
If it is more likely than not that we would not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established. Changes in tax laws and rates could also affect recorded deferred tax assets in the future. Management is not aware of any such changes that would have a material effect on our consolidated financial statements.
Stock-Based Compensation
We recognize compensation expense over a stock option award vesting period based on the fair value of the award at the date of grant. We use the Black-Scholes option pricing model to value stock option grants. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and the option's expected life. The financial statements include such amounts based on our best estimates and judgments.
We amortize restricted stock grants on a straight line basis over the vesting period of the grant. A portion of restricted stock vesting is dependent on us achieving certain regulatory and financial milestones. We use significant judgment in estimating the likelihood and timing of achieving these milestones. Each period, we will reassess the likelihood and estimate the timing of reaching these milestones, and will adjust expense accordingly.
Contingent Consideration for Business Acquisition
We determine the fair value of contingently issuable common stock related to the Nellix acquisition using a probability-based income approach using an appropriate discount rate . Changes in the fair value of the contingently issuable common stock are determined each period end and recorded in the other income (expense) section of the Consolidated Statements of Operations and the non-current liabilities section of the Consolidated Balance Sheet.

Results of Operations
Operations Overview - 2011, 2010, and 2009
The following table presents our results of continuing operations and the percentage of the years' revenue (in thousands):

	Year Ended December 31,
	2011		2010		2009
Revenue	$83,417	100.0%	$67,251	100.0%	$52,441	100.0%
Cost of goods sold	18,746	22.5%	15,030	22.3%	13,181	25.1%
Gross profit	64,671	77.5%	52,221	77.7%	39,260	74.9%
Operating expenses:
Research and development	16,738	20.1%	8,997	13.4%	4,454	8.5%
Clinical and regulatory affairs	4,439	5.3%	2,169	3.2%	2,115	4.0%
Marketing and sales	44,655	53.5%	31,869	47.4%	26,483	50.5%
General and administrative	15,525	18.6%	13,410	19.9%	8,550	16.3%
Distribution contract termination	1,730	2.1%	—	—%	—	—%
Total operating expenses	83,087	99.6%	56,445	83.9%	41,602	79.3%
Loss from operations	(18,416)	(22.1)%	(4,224)	(6.3)%	(2,342)	(4.5)%
Total other expense	(10,400)	(12.5)%	(160)	(0.2)%	(71)	(0.1)%
Net loss before income tax	(28,816)	(34.5)%	(4,384)	(6.5)%	(2,413)	(4.6)%
Income tax (expense) benefit	86	0.1%	15,037	22.4%	(21)	(0.04)%
Net income (loss)	$(28,730)	(34.4)%	$10,653	15.8%	$(2,434)	(4.6)%

Year Ended December 31, 2011 versus December 31, 2010
Revenue

	Years Ended December 31,
	2011	2010	Variance	Percent Change
	(in thousands)
Revenue	$83,417	$67,251	$16,166	24.0%
Our 24% revenue increase primarily resulted from an increase in U.S. sales due to (i) the expansion of our sales force, (ii) the successful market introduction of additional ELG Device sizes and extensions (beginning in the second half of 2010), and (iii) the successful launch of AFX in August 2011. Though our overall revenue growth was driven by U.S. sales, it was partially offset by our decrease in European sales. Beginning in September 2011, we transitioned from a third-party distributor to our own direct sales organization in Europe.
From January 1, through August 31, 2011 (and all prior periods), our European sales were solely derived from independent distributors. From September 1, 2011 through December 31, 2011, our European sales were derived from (i) our developing direct European sales force serving the markets of Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, The Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland), and (ii) four independent distributors serving the markets in Italy, Greece, Turkey, and Ireland.
Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Years Ended December 31,
	2011	2010	Variance	Percent Change
	(in thousands)
Cost of goods sold	$18,746	$15,030	$3,716	24.7%
Gross profit	64,671	52,221	12,450	23.8%
Gross margin percentage (gross profit as a percent of revenue)	77.5%	77.7%	(0.2)%
The $3.7 million increase in cost of goods sold was driven by an increase in revenue of $16.2 million. Gross margin for twelve months ended December 31, 2011 remained consistent with the prior year.
Operating Expenses

	Years Ended December 31,
	2011	2010	Variance	Percent Change
	(in thousands)
Research and development	$16,738	$8,997	$7,741	86.0%
Clinical and regulatory affairs	4,439	2,169	2,270	104.7%
Marketing and sales	44,655	31,869	12,786	40.1%
General and administrative	15,525	13,410	2,115	15.8%
Distribution contract termination	1,730	—	1,730	N/A
Research and Development. The $7.7 million increase in research and development expenses was primarily driven by the development activities related to the Nellix Device, which represented an increase of $7.1 million of total research and development expenses for the twelve months ended December 31, 2011. In addition, research and development activities associated with the AFX increased by $0.1 million, as we prepared for its launch in August 2011. The remaining increase in research and development, as compared to 2010, is related to services and materials for general research and development activities for our other projects, including Ventana.
Clinical and Regulatory Affairs. The $2.3 million increase in clinical affairs expenses is primarily driven by the continued enrollment and follow up costs associated with our PEVAR clinical trial.
Marketing and Sales. The $12.8 million increase in marketing and sales expenses for the twelve months ended December 31, 2011 as compared to 2010 was primarily related to additional sales personnel related costs. We experienced an increase in variable compensation expense associated with our 24.0% increase in U.S. revenue for the twelve months ended December 31, 2011, as compared to the prior year. Additionally, with the recent hiring of sales representatives and clinical specialists, our average number of sales representatives and clinical specialists active in 2011 increased by 8.5 and 3.8 respectively, compared to 2010. We also had an increase in marketing costs associated with driving U.S. sales growth, and incurred $1.2 million of incremental expenses in 2011 to build our direct sales force in Europe.
General and Administrative. The $2.1 million increase in general and administrative expenses is primarily related to an increase of (i) $1.2 million in legal costs associated with patent disputes; (ii) $0.2 million in consulting and professional services; (iii) $0.1 million in bank fees; (iv) $0.4 million increase in various costs to enhance our information technology infrastructure; and (v) $2.1 million increase in additional personnel costs, including recruitment and relocation expenses to support our U.S. and European business growth. These increases were partially offset by $3.0 million of Nellix acquisition costs that only arose in the prior year.
Distribution Contract Termination. Upon mutual agreement, we terminated a European distribution agreement, effective September 1, 2011. In connection therewith, we were contractually required to pay this distributor $1.3 million in order to start directly marketing and selling our products within certain Western European countries. Additionally, upon mutual agreement, we early terminated a distribution agreement with an Italian distributor, effective March 31, 2011. We were contractually required to pay this distributor $0.4 million as part of the transfer of distribution rights to another Italian distributor.

Year Ended December 31, 2010 versus December 31, 2009
Revenue

	Years Ended December 31,
	2010	2009	Variance	Percent Change
	(in thousands)
Revenue	$67,251	$52,441	$14,810	28.2%
Sales increased 28% to $67.3 million in 2010 from $52.4 million in 2009. U.S. sales increased from $43.7 million to $55.4 million. The increase in U.S. sales was primarily due to the increased size and effectiveness of our sales force. Sales to distributors outside the U.S. increased from $8.8 million in 2009 to $11.8 million in 2010. This increase was driven primarily by the release of IntuiTrak and its rapid acceptance by the customers of most of our international distributors.
Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Years Ended December 31,
	2010	2009	Variance	Percent Change
	(in thousands)
Cost of goods sold	$15,030	$13,181	$1,849	14.0%
Gross profit	52,221	39,260	12,961	33.0%
Gross margin percentage (gross profit as a percent of revenue)	77.7%	74.9%	2.8%
Cost of goods sold increased 14.0% from $13.2 million in 2009 to $15.0 million in 2010, due to a 28.2% increase in revenue, as discussed above. Gross profit increased 33.0% to $52.2 million in 2010 from $39.3 million in 2009. The increase in gross profit resulted from higher sales volumes in 2010 as compared to 2009.
The 2.8% gross margin increase in 2010 was due to a more favorable product mix, volume related efficiencies, and our cost-effective transition to in-house ePTFE graft material processing for IntuiTrak.
Operating Expenses

	Years Ended December 31,
	2010	2009	Variance	Percent Change
	(in thousands)
Research and development	$8,997	$4,454	$4,543	102.0%
Clinical and regulatory affairs	2,169	2,115	54	2.6%
Marketing and sales	31,869	26,483	5,386	20.3%
General and administrative	13,410	8,550	4,860	56.8%
Research and Development. Research and development expenses increased by 102.0% to $9.0 million from $4.5 million in 2009. The increase primarily resulted from costs associated with enhancing and expanding our product line, along with incremental costs incurred in late 2010 as a result of our acquisition of the Nellix technology.
Clinical and Regulatory Affairs. Clinical and regulatory affairs expenses increased by 2.6% to $2.2 million from $2.1 million in 2009, primarily due to costs associated with our PEVAR clinical trial.
Marketing and Sales. Marketing and sales expenses increased by 20.3% to $31.9 million from $26.5 million in 2009. This increase was due to higher variable compensation expense on the 28% growth in U.S. sales revenue, as discussed above, and an increase in the number of staffed sales territories.
General and Administrative. General and administrative expenses increased by 56.8% to $13.4 million from $8.6 million in 2009. The increase was due to $3.8 million of acquisition and diligence costs associated with our acquisition of Nellix, and $1.6 million in legal costs associated with patent disputes.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010
	(in thousands, except financial metrics data)
Cash and cash equivalents	$20,035	$38,191
Accounts receivable, net	$15,542	$12,212
Total current liabilities	$13,949	$11,243
Working capital surplus (a)	$41,155	$48,585
Days sales outstanding (DSO) (b)	68	66
Current ratio (c)	4.0	5.3
(a) total current assets minus total current liabilities.
(b) net accounts receivable divided by the net revenue multiplied by 365 days.
(c) total current assets divided by total current liabilities.
Operating Activities
Cash used in operating activities was $22.4 million for the year ended December 31, 2011, as compared to cash used in operating activities of $4.1 million in the prior year. The increase in cash used in operating activities is primarily a function of increased research and development expenditures, increased expenditures to develop our European sales organization, and the increase in inventory purchases and production to support our revenue growth and AFX launch.
Our increased cash expenditures for inventory were partially offset by general improvements in our billing and collection processes, specifically within the area of monitoring and follow-up of overdue accounts receivable balances from U.S. customers. For the years ended December 31, 2011 and 2010, our cash collections from customers totaled $80.0 million and $63.9 million, respectively, representing 96% and 95% of revenue reported for the same periods.
Investing Activities
Cash used in investing activities for the year ended December 31, 2011 was $3.0 million and primarily consisted of machinery and equipment used to produce our ELG System, information technology enhancements, and leasehold improvements of our Irvine facilities to support our business growth.
Financing Activities
Net cash provided by financing activities was $7.3 million for the year ended December 31, 2011, as compared to cash provided by financing activities of $18.4 million for the year ended December 31, 2010. The $7.3 million in cash provided by financing activities was attributable to $5.4 million in proceeds from exercises of stock options and $2.0 million in proceeds from our employee stock purchase plan.
Credit Arrangements
In October 2009, we entered into a revolving credit facility with Wells Fargo, which was last amended on February 20, 2012, whereby we may borrow up to $20.0 million, subject to the calculation of a borrowing base (“Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis.
The unused portion of the Wells Credit Facility is subject to an unused revolving line facility fee, payable quarterly in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line. The Wells Credit Facility also contains customary covenants regarding operations of our business, as well as certain financial and negative covenants. The Wells Credit Facility is collateralized by all of our assets, except our intellectual property.

As of December 31, 2011, we did not have any outstanding borrowings under the Wells Credit Facility, though as of that date we were bound by our then existing financial covenant requiring us to not exceed a net loss (excluding non-cash contingent consideration associated with our acquisition of Nellix) of $20.0 million for the year ending December 31, 2011 ("2011 Net Loss Covenant").
We calculated our net loss, excluding non-cash contingent consideration, to be $18.2 million as of December 31, 2011, and therefore, we were in compliance with the 2011 Net Loss Covenant.
Our then existing negative covenants under the Wells Credit Facility (i.e. prior to the February 20, 2012 amendment) included a 2011 limit of capital expenditures of $3.0 million and an operating lease expenditure limit in 2011 of $1.0 million. We were in compliance with these negative covenants for the twelve months ended December 31, 2011.

The 2012 financial covenants of the Wells Credit Facility require us to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities and (ii) not exceed quarterly operating loss amounts (excluding non-cash contingent consideration associated with our acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; 13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”).  If we encountered difficulties that would qualify as a MAC in our (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion.  Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

Credit Risk

The majority of our accounts receivable arise from product sales in the U.S. However, we also have significant receivable balances from customers within the European Union, Japan, Brazil, Argentina, and Mexico. Our accounts receivable in the U.S. are primarily due from public and private hospitals. Our accounts receivable outside of the U.S. are primarily due from independent distributors, and to a lesser extent, public and private hospitals.  Our historical write-offs of accounts receivable have not been significant.

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors operate in certain countries such as Greece and
Italy, where economic conditions continue to present challenges to our independent distributors' businesses, and thus, could place in risk the amounts due to us from them.

Our accounts receivable associated with our distributors in Greece and Italy, totaling $1.4 million, are presently subject to payment delays. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions may continue in these countries, thus negatively affecting the length of time that it will take us to collect these accounts receivable, or impact the likelihood of ultimate collection. We recently performed a careful evaluation of each of these distributor's credit risk profile, and believe we will collect on their outstanding balances in full during 2012.

Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for our Nellix and Ventana products. We also expect to incur significant expenditures for the growth of our European sales force.
In December 2010, in conjunction with our acquisition of Nellix, we completed a private placement offering of our common stock to Nellix's then largest shareholder, resulting in net proceeds of $15.0 million. The proceeds have been, and will continue to be used towards the commercial launch of the Nellix Device.
The timing and amount of our future capital requirements will depend on many factors, including:

•	the need for working capital to support our sales growth;

•	the need for additional capital to fund future development programs;

•	the need for additional capital to fund our sales force expansion

•	the need for additional capital to fund strategic acquisitions;

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcomes from current or future litigation and the cost to defend such litigation.

We nonetheless believe that our future capital needs will be wholly met through the cash generated from our operations, and thus, we do not expect to access the capital markets, beyond maintaining our Wells Credit Facility. If we require additional financing, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.

Contractual Obligations
As of December 31, 2011, expected future cash payments related to contractual obligations were as follows:

	Payment due by period at December 31, 2011
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Operating lease obligations	$1,783	$653	$1,130	$—	$—
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging for our business, except for operating lease arrangements. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the accompanying Consolidated Financial Statements.

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility with Wells. All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the greater of 90-day LIBOR, the federal funds rate, or the lender’s prime rate, plus 1.25%. As of December 31, 2011, we had no amounts outstanding under the revolving line of credit. However, if we draw down on our credit line with Wells, we may be exposed to market risk due to changes in the rates at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At December 31, 2011, our investment portfolio consisted of solely money market instruments.
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenues are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results.

Item 8.	Financial Statements and Selected Supplementary Data

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Endologix, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Orange County, California
March 6, 2012

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$20,035	$38,191
Accounts receivable, net of allowance for doubtful accounts of $161 and $118, respectively	15,542	12,212
Other receivables	405	515
Inventories	18,099	8,350
Prepaid expenses and other current assets	1,023	560
Total current assets	55,104	59,828
Property and equipment, net	4,454	2,429
Goodwill	27,073	27,073
Intangibles, net	43,439	44,863
Deposits and other assets	185	182
Total assets	$130,255	$134,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,377	$3,623
Accrued payroll	6,569	5,310
Accrued expenses and other current liabilities	1,003	2,310
Total current liabilities	13,949	11,243
Deferred income taxes	1,029	1,029
Deferred rent	8	—
Contingently issuable common stock (Note 10)	38,700	28,200
Total liabilities	53,686	40,472
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 58,577,484 and 56,896,000 shares issued, respectively. 58,082,784 and 56,401,000 shares outstanding respectively.	59	57
Additional paid-in capital	241,441	230,017
Accumulated other comprehensive loss	(30)	—
Accumulated deficit	(164,240)	(135,510)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Total stockholders’ equity	76,569	93,903
Total liabilities and stockholders’ equity	$130,255	$134,375
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue	$83,417	$67,251	$52,441
Cost of goods sold	18,746	15,030	13,181
Gross profit	64,671	52,221	39,260
Operating expenses:
Research and development	16,738	8,997	4,454
Clinical and regulatory affairs	4,439	2,169	2,115
Marketing and sales	44,655	31,869	26,483
General and administrative	15,525	13,410	8,550
Distribution contract termination	1,730	—	—
Total operating costs and expenses	83,087	56,445	41,602
Loss from operations	(18,416)	(4,224)	(2,342)
Other income (expense):
Interest income	23	30	48
Interest expense	(32)	(16)	(192)
Gain on sale of equipment	141	—	—
Other income (expense), net	(32)	(174)	73
Change in fair value of contingent consideration related to acquisition (Note 10)	(10,500)	—	—
Total other expense	(10,400)	(160)	(71)
Net loss before income tax	(28,816)	(4,384)	(2,413)
Income tax (expense) benefit	86	15,037	(21)
Net income (loss)	$(28,730)	$10,653	$(2,434)
Basic net income (loss) per share	$(0.51)	$0.22	$(0.05)
Diluted net income (loss) per share	$(0.51)	$0.21	$(0.05)
Shares used in computing basic net income (loss) per share	56,592	48,902	45,194
Shares used in computing diluted net income (loss) per share	56,592	50,544	45,194
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Issued Shares	$0.001 Par Value
Balance at December 31, 2008	44,365	$44	$170,239	$(143,730)	$—	$(661)	$25,892
Exercise of common stock options	238	—	782	—	—	—	782
Employee stock purchase plan	489	1	785	—	—	—	786
Sale of common stock	3,900	4	14,773	—	—	—	14,777
Amortization of employee stock compensation expense	—	—	2,272	—	—	—	2,272
Grant of restricted stock	160	—	—	—	—	—	—
Amortization expense of restricted stock	—	—	772	—	—	—	772
Amortization expense of non-employee stock options	—	—	33	—	—	—	33
Comprehensive loss:					—
Net loss	—	—	—	(2,434)	—	—	(2,434)	$(2,434)
Comprehensive loss								$(2,434)
Balance at December 31, 2009	49,152	$49	$189,656	$(146,164)	$—	$(661)	$42,880
Exercise of common stock options	676	1	2,242	—	—	—	2,243
Employee stock purchase plan	293	—	1,117	—	—	—	1,117
Sale of common stock	3,171	3	14,987	—	—	—	14,990
Issuance of common stock for acquisition	3,199	3	19,385	—	—	—	19,388
Amortization of employee stock compensation expense	—	—	2,215	—	—	—	2,215
Grant of restricted stock	405	1	—	—	—	—	1
Amortization expense of restricted stock	—	—	422	—	—	—	422
Amortization expense of non-employee stock options	—	—	(7)	—	—	—	(7)
Comprehensive earnings:					—
Net income	—	—	—	10,653	—	—	10,653	$10,653
Comprehensive income								$10,653
Balance at December 31, 2010	56,896	$57	$230,017	$(135,510)	$—	$(661)	$93,902
Exercise of common stock options	1,394	2	5,322	—	—	—	5,324
Employee stock purchase plan	287	—	1,965	—	—	—	1,965
Amortization of employee stock compensation expense	—	—	2,851	—	—	—	2,851
Amortization expense of restricted stock	—	—	877	—	—	—	877
Amortization expense of non-employee stock options	—	—	409	—	—	—	409
Comprehensive loss:					—
Net loss	—	—	—	(28,730)	—	—	(28,730)	$(28,730)
Foreign currency translation adjustment	—	—	—	—	(30)	—	(30)	(30)
Comprehensive loss								$(28,760)
Balance at December 31, 2011	58,577	$59	$241,441	$(164,240)	$(30)	$(661)	$76,569
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(28,730)	$10,653	$(2,434)
Adjustments to reconcile net loss to net cash, provided by (used in) operating activities:
Bad debt expense	62	39	103
Income tax expense (benefit)	(86)	(15,067)	—
Depreciation and amortization	2,729	2,444	2,765
Stock-based compensation	4,136	2,546	3,092
Change in fair value of contingent consideration related to acquisition (Note 10)	10,500	—	—
Gain on sale of equipment	(141)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,392)	(3,909)	(2,074)
Inventories	(9,801)	(2,964)	1,686
Prepaid expenses and other current assets	(153)	(672)	29
Accounts payable	700	2,098	353
Accrued payroll	1,597	498	2,183
Accrued expenses and other current liabilities	189	243	(712)
Deferred rent	8	(22)	6
Net cash provided by (used in) operating activities	(22,382)	(4,113)	4,997
Cash flows from investing activities:
Decrease in restricted cash equivalents	—	—	500
Cash acquired in Nellix acquisition	—	698	—
Purchases of property and equipment	(3,033)	(861)	(598)
Net cash used in investing activities	(3,033)	(163)	(98)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	—	14,990	14,777
Proceeds from sale of common stock under employee stock purchase plan	1,965	1,118	786
Proceeds from exercise of stock options	5,324	2,347	782
Repayments of long-term debt	—	(79)	162
Repayments under term loan and line of credit facilities	—	—	(5,000)
Net cash provided by financing activities	7,289	18,376	11,507
Effect of exchange rate changes on cash and cash equivalents	(30)	26	48
Net decrease in cash and cash equivalents	(18,156)	14,126	16,454
Cash and cash equivalents, beginning of year	38,191	24,065	7,611
Cash and cash equivalents, end of year	$20,035	$38,191	$24,065
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$32	$16	$192
Non-cash investing and financing activities:
Shares issued for acquisition (Note 10)	$—	$19,385	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share and per share amounts)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business
Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product is a stent graft and delivery system (the "ELG System"), for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of the Company's ELG System (including extensions and accessories) to hospitals in the U.S., and to hospitals and third-party distributors abroad, provide the sole source of reported revenue.
The Company's ELG System consists of a (i) self-expanding cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (the "ELG Device") and (ii) an accompanying delivery catheter. Once the ELG Device is fixed in its proper position within the abdominal aorta, it provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and the financial statements rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period financial statement classification and presentation.

As part of the financial statement preparation process, the Company also has evaluated whether significant events have occurred after the balance sheet date of December 31, 2011 through March 6, 2012, representing the date this Annual Report on Form 10-K was filed with the SEC, and concluded that no additional disclosures or adjustments were required.

(c) Operating Segment

The Company has one reportable operating segment that is focused exclusively on the development, manufacture, and sale of medical devices for the treatment of aortic disorders. For the year ended December 31, 2011, all of the Company's revenue and related expenses were solely attributable to such activities. Substantially all of the Company's long-lived assets are located in the U.S.
2. Summary of Significant Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to collectibility of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities, and the potential outcome of litigation. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Nonetheless, actual results may differ from these estimates.
The following critical accounting policies and estimates were used in the preparation of the accompanying Consolidated Financial Statements:
(a) Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, amounts held as bank deposits, and balances held in money market funds.
(b) Accounts Receivables

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(c) Inventories
The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory, or the market value for such inventory. Cost is determined on the first-in, first-out method (FIFO). The Company regularly reviews inventory quantities in process and on hand and records a provision for obsolete inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life.
(d) Property and Equipment
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
(e) Goodwill and Intangible Assets
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
(f) Long-Lived Asset Impairment
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
The undiscounted net cash flows expected to be generated by the Company's asset group exceeded its carrying amount as of December 31, 2011 and June 30, 2011 (the annual impairment assessment date), therefore, the asset group is not considered

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

to be impaired. Such conclusion is based upon management's significant judgments and estimates inherent in the Company's ten-year operating and cash flow projections, including assumptions pertaining to revenue growth, expense trends, and working capital management. Accordingly, changes in business circumstances could adversely impact the results of the Company's long-lived asset impairment test.
(g) Fair Value Measurements
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
(h) Contingent Consideration for Business Acquisition
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
(i) Fair Value of Financial Instruments
The carrying amount of all financial instruments (i.e. money market funds) approximates fair value (utilizing Level 1 inputs), because of their ability to immediately convert to cash with minimal change in value.
(j) Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:
•     Appropriate evidence of a binding arrangement exists with the Company's customer;

•	The sales price for the Company's ELG System (including extensions and accessories) are established with the customer;

•	The Company's ELG System have been used in an EVAR procedure, or shipped to a distributor, as applicable; and
•     Collection of the relevant receivable is reasonably assured at the time of sale.
For sales made to a direct customer (i.e. hospitals), the Company recognizes revenue upon completion of a EVAR procedure, when the ELG Device is implanted in a patient. For sales made to distributors, the Company recognizes revenue at the time of shipment of the ELG System, as this represents the period that the customer has taken custody of the ELG System, without right of return, and assumed risk of loss.
The Company does not offer rights of return or price protection, and has no post delivery obligations, other than its specified warranty.
(k) Shipping Costs

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

Shipping costs billed to customers are reported within revenue, with the related costs reported within costs of goods sold.
(l) Foreign Currency
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in the Consolidated Statement of Operations. Foreign currency translation adjustments are recorded to stockholders' equity within the Consolidated Balance Sheets.
(m) Income Taxes
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
(n) Net Earnings (Loss) Per Share
Net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2011 and 2009, options to purchase the common stock of the Company were excluded from the computation of net loss per share for these years because the effect would have been antidilutive.
(o) Research and Development Costs
Research and development costs are expensed as incurred.
(p) Product Warranty
Within six months of shipment, certain customers may request replacement of products they receive that do not meet product specifications. No other warranties are offered and the Company contractually disclaims responsibility for any consequential or incidental damages associated with the use of its ELG System. Historically, the Company has not experienced a significant amount of costs associated with its warranty policy.

3. Balance Sheet Account Detail

(a) Allowance for Doubtful Accounts
The following is the 2010 and 2011 summary of activity for the allowance for doubtful accounts:

Ending balance, December 31, 2009	$(97)
Bad debt expense	(39)
Write offs	18
Ending balance, December 31, 2010	$(118)
Bad debt expense	(62)
Write offs	19
Ending balance, December 31, 2011	$(161)

(b) Inventories

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories consisted of the following:

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

	December 31,
	2011	2010
Raw materials	$3,260	$2,051
Work in process	4,617	1,851
Finished goods	10,222	4,448
Inventories	$18,099	$8,350

(c) Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Furniture and equipment	$6,440	$5,216
Computer hardware and software	1,023	801
Leasehold improvements	2,459	2,281
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	1,133	19
Property and equipment, at cost	11,055	8,317
Less: accumulated depreciation and amortization	(6,601)	(5,888)
Property and equipment, net	$4,454	$2,429

Depreciation expense for property and equipment for the years ended December 31, 2011, 2010, and 2009 was $1.3 million, $0.9 million, and $1.4 million, respectively.

(d) Goodwill and Intangible Assets

Goodwill at December 31, 2011 and 2010 totaled $27.1 million, of which $22.4 million relates to the acquisition of Nellix. The remaining goodwill of $4.6 million relates to certain historical business combinations.

Intangible assets other than goodwill consisted of the following:

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

	December 31,
	2011	2010
Goodwill	$27,073	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development	$40,100	$40,100
Trademarks and trade names	2,708	2,708

Finite lived intangibles
Developed technology	$14,050	$14,050
Accumulated amortization	(13,465)	(12,060)
Developed technology, net	$585	$1,990

Patent	100	100
Accumulated amortization	(54)	(35)
Patent, net	46	65
Intangible assets (excluding goodwill), net	$43,439	$44,863

On December 10, 2010, the Company acquired $40.1 million of in-process research and development as part of the Nellix acquisition. Amortization of this in-process research and development will commence with the launch of the Nellix device. Amortization expense for intangible assets for the years ended December 31, 2011, 2010, and 2009 was $1.4 million in each respective year.

Estimated amortization expense for the three succeeding years and thereafter (which includes estimated amortization of Nellix in-process research and development) is as follows:

Year ending December 31,
2012	$720
2013	$318
2014	$483
2015 and thereafter	$39,209

4. Stock-Based Compensation
2006 Stock Incentive Plan
The Company has one active stockholder-approved stock-based compensation plan, the 2006 Stock Incentive Plan (the "2006 Plan"), which replaced the Company's former stockholder-approved plans. Incentive stock options, non-qualified options, restricted stock awards, restricted stock units, and stock appreciation rights may be granted under the 2006 Plan.
The maximum number of shares of the Company's common stock available for issuance under the 2006 Plan is 7.5 million shares. As of December 31, 2011, 0.3 million shares were available for grant. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares.
Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2006 Plan at an exercise price of not less than 100% of the closing fair market value of the Company's common stock on the respective date of grant. The grant date is generally the date the award is approved by the Compensation Committee of the Board of Directors, though for

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

aggregate awards of 50,000 or less in each quarter, the grant date is the date the award is approved by the Company's Chief Executive Officer.
The Company's standard stock-based award vests 25% on the first anniversary of the date of grant, or for new hires, the first anniversary of their initial date of employment with the Company. Awards vest monthly thereafter on a straight-line basis over three years. Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment with the Company, vested stock options may be exercised within 90 days from the last date of employment. In the event of an optionee's death, disability, or retirement, the exercise period is 365 days from the last date of employment.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2011	2010	2009
Cost of goods sold	$209	$188	$177
Research and development & clinical and regulatory affairs	866	377	299
Marketing and sales	1,097	919	989
General and administrative	1,740	1,168	1,592
Total stock-based compensation expense	$3,912	$2,652	$3,057

In addition, the Company had $225,000, $43,000, and $63,000 of stock-based compensation capitalized in inventory as of December 31, 2011, 2010, and 2009, respectively.

Employee stock-based compensation expense for the years ended December 31, 2011, 2010, and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Applicable GAAP requires forfeitures to be estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has identified one group of employees with an estimated forfeiture rate of 30% for the years ended December 31, 2011, 2010, and 2009.

Valuation Assumptions

The grant-date fair value per share for restricted stock awards was based upon the closing market price of the Company’s common stock on the award grant-date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2011	2010	2009
Average expected option life (in years) (a)	6.0	6.0	5.5
Volatility (b)	56.6%	56.4%	55.8%
Risk-free interest rate (c)	2.0%	2.4%	2.5%
Dividend Yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$8.38	$4.53	$3.56

(a) Determined by the historical stock option exercise behavior of the Company's employees.
(b) Measured using weekly price observations for a period equal to stock options' expected return.
(c) Based upon the U.S. Treasury yields in effect at the end of the quarter that the options were granted (for a period equaling the stock options' expected term).

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

(d) The Company does not pay cash dividends on its common stock and does not expect to declare any cash dividends.

As of December 31, 2011, there was $4.7 million of total unrecognized compensation expense related to granted, but unvested, stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.
The following table summarizes information regarding outstanding stock option grants as of December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.42 — $2.25	266,688	6.8	$2.05	207,627	$2.05
$2.26 — $2.62	304,279	6.3	2.55	271,675	2.55
$2.67 — $2.69	442,065	6.4	2.67	388,420	2.67
$2.75 — $3.16	326,602	6.2	2.87	315,873	2.87
$3.35 — $3.45	284,706	5.1	3.41	254,589	3.41
$3.46 — $3.90	423,248	6.6	3.56	239,333	3.62
$3.92 — $4.31	332,397	7.0	4.13	153,623	4.10
$4.32 — $4.51	1,088,425	7.7	4.39	495,361	4.36
$4.56 — $5.59	483,474	5.5	5.26	288,343	5.18
$5.72 — $7.12	556,304	6.0	6.24	255,131	6.09
$7.14 — $8.26	731,018	9.3	8.04	—	—
$8.57 — $11.68	317,328	9.7	10.06	12,500	11.53
$1.42 — $11.68	5,556,534	7.1	$4.89	2,882,475	$3.74

 Stock Option Activity
Stock option activity during the years ended December 31, 2011, 2010, and 2009 is as follows:

	Years Ended December 31,
	2011			2010
	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value*	Number of Stock Options	Weighted Average Exercise Price
Outstanding — January 1	5,914,884	$3.91		5,466,144	$3.71
Granted	1,264,333	8.38		1,424,376	4.53
Exercised	1,393,794	3.84		598,840	3.92
Forfeited	228,889	5.29		357,196	3.18
Expired	—	—		19,600	7.01
Outstanding — December 31	5,556,534	$4.89	$36,633	5,914,884	$3.91
Vested — December 31	2,882,475	$3.74		3,437,992	$3.81
Vested and Expected to Vest — December 31	4,754,316

* Represents the total difference between the Company's closing stock price on the last trading day of 2011 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2011. The amount of intrinsic value will change based on the fair market value of the Company's stock.
Non-employees

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

During the years ended December 31, 2011, 2010, and 2009, $0, $(7,000), and $33,000, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2011 and 2010, the Company did not grant any stock options to non-employees.
For the year ended December 31, 2009, the Company granted 10,000 stock options to non-employees. As of December 31, 2011, 2010, and 2009, a total of 40,000, 68,750, and 83,350 non-employee stock options, respectively, were outstanding. As of December 31, 2011, 2010, and 2009, a total of 40,000, 68,750, and 83,350, non-employee stock options, respectively, were fully vested.
Restricted Stock Award Activity
The following table summarizes activity and related information for the Company's restricted stock awards:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date	Grant Date Fair Value
Unvested as of December 31, 2008	525,000
Granted	160,000	$3.25	$520
Unvested as of December 31, 2009	685,000
Granted	518,045	$5.95	$3,082
Cancelled	(35,965)
Vested	(575,625)
Unvested as of December 31, 2010	591,455
Granted	34,000	$6.19	$210
Canceled	(6,303)
Vested	(35,851)
Unvested as of December 31, 2011	583,301

During the year ended December 31, 2011, the Company recorded stock-based compensation related to restricted stock of $0.9 million, $0.4 million, and $0.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, the unrecorded stock-based compensation balance related to restricted stock awards was $2.2 million, and will be recognized over an estimated weighted average amortization period of 2.1 years.

Employee Stock Purchase Plan
Under the terms of the Company’s 2006 Employee Stock Purchase Plan (the "ESPP"), eligible employees can purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the applicable offering period. During the years ended December 31, 2011, 2010, and 2009, stock-based compensation related to the ESPP was $0.7 million, $0.5 million, and $0.3 million, respectively. During 2011, 2010, and 2009, a total of approximately 0.3 million, 0.3 million, and 0.5 million, shares of common stock, respectively, were purchased by Company employees at an average price per share of $6.84, $3.81, and $1.61, respectively.

5. Net Income (Loss) Per Share

Net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2011, 2010, and 2009 are as follows:

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$(28,730)	$10,653	$(2,434)
Weighted average shares - basic	56,592	48,902	45,194
Net income (loss) per share - basic	$(0.51)	$0.22	$(0.05)
Weighted average shares - diluted	56,592	50,544	45,194
Net income (loss) per share - diluted	$(0.51)	$0.21	$(0.05)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Years Ended December 31,
	2011	2010	2009
Common stock options	3,127	—	965

6. Credit Facilities

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 20, 2012, whereby the Company may borrow up to $20.0 million, subject to the calculation of the borrowing base (“Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis.
The unused portion of the Wells Credit Facility is subject to an unused revolving line facility fee, payable quarterly, in arrears, in an amount equal to 0.2% per annum of the average unused portion of the revolving line. The Wells Credit Facility also contains customary covenants regarding operations of the Company's business, as well as certain financial and negative covenants. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

As of December 31, 2011, the Company did not have any outstanding borrowings under the Wells Credit Facility, though as of that date the Company was bound by the then existing financial covenant requiring it to not exceed a net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $20.0 million for the year ending December 31, 2011 ("2011 Net Loss Covenant").
The Company calculated a net loss, excluding non-cash contingent consideration, to be $18.2 million as of December 31, 2011, and therefore, was in compliance with the 2011 Net Loss Covenant.
The then existing negative covenants under the Wells Credit Facility (i.e. prior to the February 20, 2012 amendment) included a 2011 limit of capital expenditures of $3.0 million and an operating lease expenditure limit in 2011 of $1.0 million. The Company was in compliance with these negative covenants for the twelve months ended December 31, 2011.
The 2012 financial covenants of the Wells Credit Facility require the Company to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities and (ii) not exceed quarterly operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; 13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”).  If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion.  Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

7. Revenue by Geographic Region

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

The Company's revenue by geographic region, was as follows:

	Years Ended December 31,
	2011	2010	2009
United States	$71,695	$55,443	$43,682

Europe:
Direct	839	—	—
Distributor	3,339	4,402	3,028
Total Europe	$4,178	$4,402	$3,028

Rest of World ("ROW"):
Mexico and South America	4,395	4,072	2,861
Asia	3,149	3,334	2,870
Total ROW	$7,544	$7,406	$5,731

Revenue	$83,417	$67,251	$52,441

U.S. The Company's U.S. sales were solely derived from its direct sales force, divided among three major sales areas.

Europe. From January 1, 2011 through August 31, 2011 (and all prior periods), the Company's European sales were derived from independent distributors. From September 1, 2011 through December 31, 2011, the Company's European sales were derived from (i) its direct European sales force serving the markets of Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxembourg, The Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland), and (ii) four independent distributors serving the markets in Italy, Greece, Turkey, and Ireland.

Upon mutual agreement, the Company terminated a European distribution agreement, effective September 1, 2011.
In connection therewith, the Company was contractually required to pay this distributor $1.3 million in order to start directly marketing and selling its products within the above listed European countries. Additionally, upon mutual agreement, the Company early terminated a distribution agreement with a separate Italian distributor, effective March 31, 2011. The Company was contractually required to pay this former distributor $0.4 million as part of the transfer of distribution rights to another Italian distributor.

ROW. The Company's ROW sales were solely derived from independent distributors.

8. Commitments and Contingencies
(a) Operating Leases

The Company leases its administrative, research and manufacturing facility and certain equipment under long-term, non-cancelable lease agreements that have been accounted for as operating leases. Certain of these leases include renewal options and require the Company to pay operating costs, including property taxes, insurance and maintenance as proscribed by the agreements.
Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of December 31, 2011:

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

2012	$653
2013	656
2014	474
2015 and thereafter	—
$1,783

Rental expense charged to operations for all operating leases during the years ended December 31, 2011, 2010, and 2009, was $0.8 million, $0.5 million, and $0.4 million, respectively.
(b) Employment Agreements and Retention Plan
The Company has entered into employment agreements with its officers and certain “key employees” under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, upon a change in control of the Company, or upon the employee's good reason. The payment will generally be equal to six months of the employee’s then current salary for termination by the Company without cause, and generally be equal to twelve months of salary if upon a change in control of the Company.
(c) Accounts Receivable and Collection Risk

The majority of the Company's accounts receivable arise from product sales in the U.S. However, the Company also has significant receivable balances from customers within the European Union, Japan, Brazil, Argentina, and Mexico. The Company's accounts receivable in the U.S. are primarily due from public and private hospitals; its accounts receivable outside of the U.S. are primarily due from independent distributors, and to a lessor extent, public and private hospitals. The Company's historical write-offs of accounts receivable have not been significant.

The Company monitors the financial performance and credit worthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company's independent distributors operate in certain countries such as Greece and Italy, where economic conditions continue to present challenges to its independent distributors' businesses, and thus, could place in risk the amounts due from them.

The Company's accounts receivable associated with its distributors in Greece and Italy are presently subject to payment delays. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take the Company to collect associated accounts receivable, or the likelihood of ultimate collection.

The below table summarizes the Company's accounts receivable from its independent distributors operating in European markets that are particularly affected by recent economic turmoil. The Company recently performed a careful evaluation of the credit risk profile of each distributor, and the Company believes that it will collect the outstanding balances in full during 2012.

Independent Distributor's Country of Operation	Balance Included within Accounts Receivable, net, as of December 31, 2011
Italy	$971
Greece	477
Total	$1,448

(d) Legal Matters - Cook and Bard
The Company from time to time is involved in various claims and legal proceedings of a nature considered normal and incidental to its business. These matters may include product liability, intellectual property, employment, and other general claims. The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

Cook
The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook alleges that the Company infringed two of their patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively. The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (“Court”), on October 8, 2009.
In December 2009, the U.S. Patent and Trademark Office (“PTO”) granted the Company's request for a reexamination of the two patents asserted by Cook in the lawsuit. In January 2010, the Court ordered that the lawsuit be stayed pending the outcome of the patent reexaminations. In February 2010, the PTO completed its initial reexamination process and confirmed the patentability of one of the two patents (the "706 Patent"), and on March 31, 2010 issued a reexamination certificate to that effect. As to the second patent (the "777 Patent"), the PTO rejected as unpatentable those patent claims asserted by Cook against the Company. Cook subsequently amended the 777 Patent and added certain new claims.
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
The Company is raising numerous defenses in the case, one of which is that Cook's lawsuit is barred by a prior settlement of an earlier case between the same parties. The Company intends to continue the vigorous defense against these claims and believe the defenses are meritorious.

However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that the Company may reach a settlement with Cook, which could result in a liability. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.
Bard

The Company involved in litigation with Bard Peripheral Vascular, Inc. (“Bard”), in which Bard alleged that the Company infringed one of Bard's patents issued in 2002. Bard filed the lawsuit against Endologix and another defendant, Atrium Medical Corp., on August 10, 2010 in the U.S. District Court for the District of Arizona, alleging that the Company infringed U.S. Patent No. 6,436,135 (the “135 Patent”) entitled “Prosthetic Vascular Graft.” Bard alleged in the complaint that the ePTFE material used in our ELG infringed the 135 Patent and sought damages for the infringement. Bard also alleged that the Company's infringement was willful and sought treble damages, prejudgment interest and its attorney fees as well as a permanent injunction. Bard served the complaint on the Company on November 24, 2010.

On October 26, 2011, to settle all claims related to the 135 Patent, Bard entered into a cross license agreement (the “CL Agreement”) with the Company. As part of the CL Agreement, Bard granted the Company a worldwide, nonexclusive, royalty-bearing license, with no sublicense right, under the 135 Patent to make and sell products incorporating ePTFE (the “Company Products”). The Company granted Bard a worldwide, exclusive license, with no sublicense right, under a U.S. patent application owned by the Company (the “Company Patent”) to make and sell medical devices manufactured by Bard (the “Bard Products”).
In consideration for the rights granted under the CL Agreement, the Company agreed to (i) pay Bard royalties equal to a percentage of net sales of Company Products and (ii) release Bard and its affiliates, successors and assigns from any claims arising out of or related to any infringement of the Company Patent by any products manufactured or sold by Bard prior to the effective date of the CL Agreement. Bard agreed to (i) pay Endologix royalties equal to a percentage of net sales of certain Bard Products and (ii) release the Company and its affiliates, successors and assigns from any claims arising out of or related to any infringement of the 135 Patent by any products manufactured or sold by us prior to the effective date of the CL Agreement.
The provisions of the CL Agreement relating to the payment of royalties to Bard will be effective until the invalidity, unenforceability or expiration of the 135 Patent.  The provisions of the CL Agreement relating to the payment of royalties to the Company will be effective until the invalidity, unenforceability or expiration of the Endologix Patent.
9. Related Party Transactions

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

Dr. Edward Deitrich, a director of Arizona Heart Hospital ("AHH"), formerly served on the Company's Board of Directors; his term expired on June 11, 2009. Dr. Deitrich currently serves as the Company's medical director. AHH has been a long-standing customer of the Company, and the Company has contracted with AHH for physician training and clinical research services for a number of years. The below table is a summary of all transactions by and between the Company and AHH in 2011, 2010, and 2009. These transactions were in accordance with the Company's typical commercial terms and conditions.

	For the years ended December 31,
	2011	2010	2009
Payments from the Company to AHH:
Physician and clinical research expenses	$209	$114	$111

Company revenue derived from AHH	$912	$1,064	$874

10. Contingently Issuable Common Stock
On December 10, 2010 (the “Closing Date”), the Company completed its acquisition of Nellix, a pre-revenue, AAA medical device company. The purchase price consisted of $3.2 million of the Company's common shares issuable to the former Nellix stockholders as of the Closing Date, then representing a value of $19.4 million. In addition, after the Closing Date, a maximum $39.0 million payment solely in the form of the Company's common shares (the “Contingent Payment”), will be made upon the achievement of certain revenue and regulatory approval milestones (the “Nellix Milestones”). The Contingent Payment will be calculated as of the date each milestone is achieved, using an applicable per share price, which is subject to a floor, and/or ceiling.
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. This value was derived using a discounted income approach model, with a range of probabilities and assumptions (which included Level 3 inputs - see Note 2(g)) and the Company's stock price as of that date. As of December 31, 2011, the probabilities and assumptions used in developing the Contingent Payment value, changes in the Company's stock price, and expected timing of milestone achievement (which included Level 3 inputs), have required certain adjustments from the Closing Date and subsequent reported dates.
The Company's per share price of its common stock increased by $5.42 per share, or 89.4%, between the Closing Date and December 31, 2011, which materially affected the fair value of the Contingent Payment as of December 31, 2011.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the contingent payment will be recognized in the consolidated statements of operations.

Fair Value of Contingently Issuable Common Stock
December 31, 2010	$28,200
Fair value adjustment of Contingent Payment through December 31, 2011	10,500
December 31, 2011	$38,700

11. Income Taxes

Net loss before income tax benefit attributable to U.S. and international operations, consists of the following:

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010
U.S.	$(26,062)	$(4,384)
Foreign (Europe)	(2,754)	—
Net loss before income tax	$(28,816)	$(4,384)

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(148)	$49	$1
State	27	20	20
Foreign	35	—	—
	(86)	69	21
Deferred:
Federal	—	(13,634)	—
State	—	(1,472)	—
Income tax expense (benefit)	$(86)	$(15,037)	$21

Income tax expense (benefit) was computed by applying the U.S. federal statutory rate of 34% to net income (loss) before taxes as follows:

	Years Ended December 31,
	2011	2010	2009
Income tax benefit at federal statutory rate	$(9,797)	$(1,490)	$(827)
State income tax expense (benefit) net of federal benefit	18	(1,458)	20
Meals and entertainment	264	182	114
Research and development credits	(342)	(327)	(117)
Stock-based compensation	421	684	471
Contingent consideration	3,570	—	—
Foreign tax rate differential	1,025	—	—
Net change in valuation allowance	4,097	(13,974)	361
Other, net	658	1,346	(1)
Income tax expense (benefit)	$(86)	$(15,037)	$21

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010
Net operating loss carryforwards	$53,366	$48,976
Accrued expenses	474	503
Tax credits	8,953	8,673
Bad debt	61	44
Depreciation and amortization	758	672
Inventory	327	85
Capitalized research and development	31	89
Developed technology and trademark	(15,319)	(15,855)
Trademarks and tradenames	(1,029)	(1,029)
Deferred compensation	1,343	2,210
Other	150	226
Net deferred tax assets	49,115	44,594
Valuation allowance	(50,144)	(45,623)
Net deferred tax liability	$(1,029)	$(1,029)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance of $50.1 million against its deferred tax assets as of December 31, 2011. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $145.6 million and $105.4 million, respectively. Included in the net operating loss carryfoward balances are federal and state net operating losses of $30.1 million and $29.8 million, respectively, in connection with the Nellix acquisition.
Federal and state net operating loss carryforwards will begin expiring in 2012 and 2013, respectively. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development and other tax credits for federal and state income tax purposes of approximately $4.7 million and $4.2 million, respectively, which will begin to expire in 2020. The California research and development credits do not expire.
The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011 and 2010 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized under GAAP. Those deferred tax assets include federal and state net operating losses. Equity will be increased by $1.3 million, if and when such deferred tax assets are ultimately realized.
Utilization of the Company's net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to an “ownership change” that may have occurred, or that could occur in the future, as defined and required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards, and other tax attributes, that can be utilized annually to offset future taxable income and tax, respectively.
In general, an “ownership change” results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders' subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company intends to complete a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation. If the Company has experienced an ownership change at any time since its formation, utilization of the net operating loss, research and development credit carryforwards, and other tax attributes, would be subject to an annual limitation. In general, the annual limitation, which is determined by first

ENDOLOGIX, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(all tabular amounts presented in thousands, except share and per share amounts)

multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization.
Further, until a Section 382 study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under applicable GAAP. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from the deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has not recognized any additional liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective tax rate.
In general, the Company is no longer subject to U.S., federal, state, local, or foreign examinations by taxing authorities for years before 2007, however, net operating loss carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss is carried forward is no longer subject to examination.

12. Quarterly Results of Operations (unaudited)

Three Months Ended:	Revenue	Cost of goods sold	Operating expenses	Net income (loss)	Basic income (loss) per share	Diluted income (loss) per share
December 31, 2011	$23,392	$5,394	$21,262	$(3,665)	$(0.06)	$(0.06)
September 30, 2011	22,302	4,829	22,622	(5,149)	(0.12)	(0.12)
June 30, 2011	19,175	4,150	20,202	(5,177)	(0.24)	(0.24)
March 31, 2011	18,548	4,373	19,000	(4,825)	(0.09)	(0.09)

December 31, 2010	$19,243	$4,236	$18,315	$11,724	$0.23	$0.22
September 30, 2010	17,874	3,822	14,578	(466)	(0.01)	(0.01)
June 30, 2010	15,654	3,612	12,229	(380)	(0.01)	(0.01)
March 31, 2010	14,480	3,361	11,323	(225)	(0.00)	(0.00)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of such date, were effective.
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2012.

Item 11.	Executive Compensation

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2012.

Equity Compensation Plan Information
The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (c)
Equity compensation plans approved by security holders:
2006 Stock Incentive Plan	5,107,735	$4.75	295,081
1996 Stock Option/ Stock Issuance Plan	518,100	$5.62	—
2010 Stock Acquisition Plan	514,000	$—	—
2006 Employee Stock Purchase Plan	—	$—	451,117
Total	6,139,835	$4.42	746,198

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2012.

Item 14.	Principal Accountant Fees and Services

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 24, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)     Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:

Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended 2011, 2010 and 2009
Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009. All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Additions to Bad Debt Expense or Deferred Tax Asset	Charged to Other Accounts (2)	Deductions(1),(2)	Balance at End of Period
	(In thousands)
Year ended December 31, 2011
Allowance for doubtful accounts	$118	$62	$—	$(19)	$161
Income tax valuation allowance	$45,623	$4,521	$—	$—	$50,144
Year ended December 31, 2010
Allowance for doubtful accounts	$97	$39	$—	$(18)	$118
Income tax valuation allowance	$47,990	$—	$15,106	$(17,473)	$45,623
Year ended December 31, 2009
Allowance for doubtful accounts	$72	$103	$—	$(78)	$97
Income tax valuation allowance	$47,565	$425	$—	$—	$47,990

(1)	Deductions represent the actual write-off of accounts receivable balances.

(2)	Represents recording of deferred tax liability that is charged to goodwill related to the Nellix acquisition and associated release of valuation allowance.

(b)     Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. For exhibits that previously have been filed, the Company incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the original exhibit number in the previous filing which is being incorporated by reference herein.

Exhibit
Number		Description

2.1
Agreement and Plan of Merger and Reorganization, dated October 27, 2010, by and among Endologix, Inc., Nepal Acquisition Corporation, Nellix, Inc., certain of Nellix, Inc.’s stockholders listed therein and Essex Woodlands Health Ventures, Inc., as representative of Nellix, Inc.’s stockholders (Incorporated by reference to Exhibit 2.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on October 27, 2010).

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009).

3.2		Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on December 14, 2010).

4.1
Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix, Inc. Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

10.1	(1)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.2	(1)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.3	(1)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on May 26, 2010).

10.4	(1)
Form of Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 9, 2006).

10.5	(1)
Form of Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 9, 2006).

10.6	(1)	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on June 17, 2009).

10.7
Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 13, 2002).

10.8
Standard Industrial/Commercial Single-Tenant Lease — Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on November 24, 2004).

10.8.1
Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease — Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2009).

10.9	(1)	Offer Letter, dated April 28, 2008, between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on May 16, 2008).

10.10	(1)
Employment Agreement, dated as of December 29, 2008, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.11	(1)
Employment Agreement, dated as of December 29, 2008, by and between Endologix, Inc. and Robert J. Krist (Incorporated by reference to Exhibit 10.2 to Endologix Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.12	(1)
Employment Agreement, dated as of December 29, 2008, by and between Endologix, Inc. and Stefan G. Schreck, Ph.D. (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.13	(1)
Employment Agreement, dated as of December 29, 2008, by and between Endologix, Inc. and Janet Fauls (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.14
Standard Industrial/Commercial Multi -Tenant Lease — Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2009).

10.15
Credit Agreement, dated October 30, 2009, by and between Endologix, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.16 to Endologix, Inc. Annual Report on Form 10-K, filed with the SEC on March 5, 2010).

10.15.1	† (2)	Third Amendment to Credit Agreement, dated February 20, 2012, by and between Endologix, Inc. and Wells Fargo Bank, National Association.

10.16	(1)
Employment Agreement, dated as of April 13, 2009, by and between Endologix, Inc. and Joseph DeJohn (Incorporated by reference to Exhibit 10.17 to Endologix, Inc. Annual Report on Form 10-K, filed with the SEC on March 5, 2010).

10.17
Securities Purchase Agreement, dated as of October 27, 2010, by and between Endologix, Inc. and Essex Woodlands Health Ventures Fund VII, L.P. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on October 27, 2010).

10.17.1
Amendment to Securities Purchase Agreement, dated as of December 9, 2010, by and between Endologix, Inc. and Essex Woodlands Health Ventures Fund VII, L.P. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on December 14, 2010).

10.18	(1)
Employment Agreement, dated as of December 10, 2010, by and between Endologix, Inc. and Robert D. Mitchell (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on December 14, 2010).

10.19	† (2)	Cross License Agreement dated as of October 26, 2011, by and between Endologix, Inc. and Bard Peripheral Vascular, Inc.

14
Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix, Inc. Annual Report on Form 10-K, No. 000-28440, filed with the SEC on March 26, 2004).

21.1	(2)	List of Subsidiaries.

23.1	(2)	Consent of Independent Registered Public Accounting Firm.

24.1	(2)	Power of Attorney (included on signature page hereto).

31.1	(2)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	(2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	(3)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	(3)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	(4)	XBRL Instance Document

101.SCH	(4)	XBRL Taxonomy Extension Schema Document

101.CAL	(4)	XBRL Taxonomy Extension Calculation Link Base Document

101.DEF	(4)	XBRL Taxonomy Extension Definition Link Base Document

101.LAB	(4)	XBRL Taxonomy Extension Label Link Base Document
101.PRE	(4)	XBRL Taxonomy Extension Presentation Link Base Document
 ________________________

†
Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

(2)	Filed herewith

(3)	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

(4)	Furnished herewith and not "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

By:	/S/ JOHN MCDERMOTT
John McDermott Chief Executive Officer and Director (Principal Executive Officer)
Date: March 6, 2012

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

Signature	Title	Date

/s/ JOHN McDERMOTT	Chief Executive Officer and Director	March 6, 2012
(John McDermott)	(Principal Executive Officer)

/s/ ROBERT J. KRIST	Chief Financial Officer and Secretary	March 6, 2012
(Robert J. Krist)	(Principal Financial and Accounting Officer)

/s/ FRANKLIN D. BROWN	Chairman of the Board	March 6, 2012
(Franklin D. Brown)

/s/ RODERICK DE GREEF	Director	March 6, 2012
(Roderick de Greef)

/s/ DAN LEMAITRE	Director	March 6, 2012
(Dan Lemaitre)

/s/ THOMAS C. WILDER	Director	March 6, 2012
(Thomas C. Wilder)

/s/ GUIDO J. NEELS	Director	March 6, 2012
(Guido J. Neels)

/s/ GREGORY D. WALLER	Director	March 6, 2012
(Gregory D. Waller)