Form 10-Q
period 2012-03-31
ENDOLOGIX INC /DE/
filed 2012-05-10
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 1, 2012, there were 58,239,496 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,636	$20,035
Accounts receivable, net of allowance for doubtful accounts of $154 and $161, respectively.	17,685	15,542
Other receivables	318	405
Inventories	19,496	18,099
Prepaid expenses and other current assets	1,329	1,023
Total current assets	53,464	55,104
Property and equipment, net	4,658	4,454
Goodwill	27,073	27,073
Intangibles, net	43,082	43,439
Deposits and other assets	190	185
Total assets	$128,467	$130,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,296	$6,377
Accrued payroll	6,270	6,569
Accrued expenses and other current liabilities	2,155	1,003
Total current liabilities	14,721	13,949
Deferred income taxes	1,029	1,029
Deferred rent	—	8
Contingently issuable common stock (Note 9)	51,150	38,700
Total liabilities	66,900	53,686
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 58,722,493 and 58,577,484 shares issued, respectively. 58,227,793 and 58,082,784 shares outstanding, respectively.	59	59
Additional paid-in capital	243,137	241,441
Accumulated deficit	(180,943)	(164,240)
Treasury stock, at cost, 495,000 shares	(661)	(661)
Accumulated other comprehensive loss	(25)	(30)
Total stockholders’ equity	61,567	76,569
Total liabilities and stockholders’ equity	$128,467	$130,255
The accompanying notes are an integral part of these financial statements
ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue	$24,519	$18,548
Cost of goods sold	5,403	4,373
Gross profit	19,116	14,175
Operating expenses:
Research and development	3,761	4,006
Clinical and regulatory affairs	1,402	917
Marketing and sales	13,547	10,098
General and administrative	4,080	3,579
Distribution contract termination	—	400
Total operating expenses	22,790	19,000
Loss from operations	(3,674)	(4,825)
Other income (expense):
Interest income	3	10
Interest expense	(7)	(7)
Other income (expense), net	(1)	27
Change in fair value of contingent consideration related to acquisition (Note 9)	(12,450)	—
Total other expense	(12,455)	30
Net loss before income tax expense	(16,129)	(4,795)
Income tax expense	(574)	—
Net loss	$(16,703)	$(4,795)
Basic and diluted net loss per share	$(0.29)	$(0.09)
Shares used in computing basic and diluted net loss per share	57,620	55,906

Comprehensive loss:
Net loss	$(16,703)	$(4,795)
Foreign currency translation adjustment	5	—
Comprehensive loss	$(16,698)	$(4,795)
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,703)	$(4,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	671	664
Stock-based compensation	1,013	798
Change in fair value of contingent consideration related to acquisition (Note 9)	12,450	—
Changes in operating assets and liabilities:
Accounts receivable	(2,142)	906
Other receivables	87	261
Inventories	(1,360)	(1,927)
Prepaid expenses and other current assets	(311)	—
Accounts payable	(201)	311
Accrued payroll	(300)	27
Accrued expenses and other current liabilities	1,152	(122)
Deferred rent	(8)	—
Net cash used in operating activities	(5,652)	(3,877)
Cash flows from investing activities:
Purchases of property and equipment	(398)	(638)
Net cash used in investing activities	(398)	(638)
Cash flows from financing activities:
Proceeds from exercise of stock options	646	690
Repayments of long-term debt	—	(20)
Net cash provided by financing activities	646	670
Effect of exchange rate changes on cash and cash equivalents	5	—
Net decrease in cash and cash equivalents	(5,399)	(3,845)
Cash and cash equivalents, beginning of period	20,035	38,191
Cash and cash equivalents, end of period	$14,636	$34,346
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product is a stent graft and delivery system (the "ELG System"), for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of the Company's ELG System (including device extensions and accessories) to hospitals in the U.S., and to hospitals and third-party distributors abroad, provide the sole source of reported revenue.
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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on the Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company. All inter-company accounts and transactions have been eliminated in consolidation.

The interim financial data as of March 31, 2012, and for the three months ended March 31, 2012, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair statement of the Company's financial results for the three months ended March 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

As part of the financial statement preparation process, the Company as management, has evaluated whether significant events have occurred after the balance sheet date of March 31, 2012 through May 8, 2012, representing the date this Quarterly Report on Form 10-Q was filed with the SEC, and concluded that no additional disclosures or adjustments were required.

(c) Operating Segment

The Company has one reportable operating segment that is focused exclusively on the development, manufacture, and sale of ELG Systems for the treatment of aortic disorders. For the quarter ended March 31, 2012, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

2. Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to collectability of customer accounts, whether the cost of inventories can be recovered, the value assigned to and estimated useful life of intangible assets, the realization of tax assets and estimates of tax liabilities, contingent liabilities, and the potential outcome of litigation. Such estimates are based on historical experience and on various other assumptions that are

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

believed to be reasonable under the circumstances. Nonetheless, actual results may differ from these estimates.
The following critical accounting policies and estimates were used in the preparation of the accompanying Condensed Consolidated Financial Statements:
(i) Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, amounts held as bank deposits, and balances held in money market funds.
(ii) Accounts Receivables
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(iii) Inventories
The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory, or the market value for such inventory. Cost is determined on the first-in, first-out method (FIFO). The Company regularly reviews inventory quantities in process and on hand, and when appropriate, records a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life.
(iv) Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Useful Life
Office furniture, computer hardware, computer software, and production equipment	Three to seven years
Leasehold improvements	Shorter of useful life or remaining term of lease, with expected extensions
Maintenance and repairs are expensed as incurred, while leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining lease term (including expected extensions). Upon sale or disposition of property and equipment, any gain or loss is included in the statement of operations.
(v) Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually as of June 30, or whenever events or changes in circumstances indicate that the asset might be impaired.

Useful Life
Goodwill	Indefinite lived
In-process research and development	Indefinite lived until commercial launch of underlying technology, then amortized over its then remaining useful life on a pro-rata basis
Developed technology	Ten years, amortized on a straight-line basis
Patent	Five years, amortized on a straight-line basis
(vi) Long-Lived Asset Impairment (Indefinite and Definite Lived)
The Company evaluates the possible impairment of long-lived assets, including indefinite lived intangible assets, (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable; or (ii) in the case of indefinite lived intangible assets, at each annual impairment assessment date. Recoverability of assets to be held

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

and used is measured by the comparison of the carrying value of such assets to the Company's pretax cash flows (undiscounted and without interest charges) expected to be generated from their use in the Company's operations. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds fair value. Assets held for sale are reported at the lower of the carrying amount, or fair value less costs to sell.
The asset group, for purposes of impairment testing, is comprised of the Company's entire business, representing the lowest level of separately identifiable cash flows. The impairment evaluation utilizes the Company's ten-year operating and cash flow projections in determining the undiscounted cash flows expected to be generated by the ELG System business through continuing operations. Such undiscounted cash flows are next compared to the carrying amount of this asset group to determine if there is an indication of impairment.
The undiscounted net cash flows expected to be generated by the ELG System business exceeded its carrying amount as of June 30, 2011 (the annual impairment assessment date); therefore, this asset group is not considered to be impaired. Such conclusion is based upon management's significant judgments and estimates inherent in the Company's ten-year operating and cash flow projections, including assumptions pertaining to revenue growth, expense trends, and working capital management. Accordingly, changes in the Company's business circumstances could adversely impact the results of its long-lived asset impairment test.
(vii) Fair Value Measurements
The Company applies relevant GAAP in measuring the fair value of its Contingent Payment (see Note 9). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
(viii) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of the contingently issuable common stock are determined each period end and recorded in the other income/(expense) section of the Condensed Consolidated Statements of Operations and the non-current liabilities section of the Condensed Consolidated Balance Sheet.
(ix) Fair Value of Financial Instruments
The carrying amount of the Company's financial instruments (consisting entirely of money market funds) approximates fair value (utilizing Level 1 inputs) because of their ability to immediately convert to cash with minimal change in value.
(x) Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:
•     Appropriate evidence of a binding arrangement exists with the Company's customer;

•	The sales price for the Company's ELG System (including device extensions and accessories) is established with the customer;

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

•	The Company's ELG System has been used in an EVAR procedure, or shipped to a distributor, as applicable; and
•     Collection of the relevant receivable is reasonably assured at the time of sale.
For sales made to a direct customer (i.e. hospitals), the Company recognizes revenue upon completion of an EVAR procedure, when the ELG Device is implanted in a patient. For sales made to distributors, the Company recognizes revenue at the time of shipment of the ELG System, as this represents the period that the customer has taken custody of the ELG System, without right of return, and assumed risk of loss.
The Company does not offer rights of return and has no post-delivery obligations, other than its specified warranty.
(xi) Shipping Costs
Shipping costs billed to customers are reported within revenue, with the related costs reported within costs of goods sold.
(xii) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the Condensed Consolidated Statement of Operations. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to stockholders' equity within the Condensed Consolidated Balance Sheets.
(xiii) Income Taxes
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
(xiv) Net Earnings (Loss) Per Share
Net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the three months ended March 31, 2012 and 2011, options to purchase the common stock of the Company were excluded from the computation of net loss per share for these years because the effect would have been antidilutive.
(xv) Research and Development Costs
Research and development costs are expensed as incurred.
(xvi) Product Warranty

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
(Unaudited)

differ from those estimates.

The Company classifies related compensation expense in the Condensed Consolidated Statement of Operations, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Cost of goods sold	$88	$40
Research and development	151	138
Clinical and regulatory affairs	34	26
Marketing and sales	282	406
General and administrative	458	188
Total	$1,013	$798

4. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
	2012	2011
Net loss	$(16,703)	$(4,795)
Weighted average shares	57,620	55,906
Net loss per share	$(0.29)	$(0.09)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Common stock options	3,748	1,318

5. Balance Sheet Account Detail

(a) Inventories

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$4,380	$3,260
Work-in-process	5,052	4,617
Finished goods	10,064	10,222
Total inventories	$19,496	$18,099

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(b) Goodwill and intangible assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	March 31, 2012	December 31, 2011
Goodwill	$27,073	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development	$40,100	$40,100
Trademarks and trade names	2,708	2,708

Finite lived intangibles
Developed technology	$14,050	$14,050
Accumulated amortization	(13,816)	(13,465)
Developed technology, net	234	585

Patent	100	100
Accumulated amortization	(60)	(54)
Patent, net	40	46
Intangible assets (excluding goodwill), net	$43,082	$43,439
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed an annual update to goodwill and indefinite lived intangible assets impairment analysis as of June 30, 2011, with no resulting impairment. The Company will continue to test for impairment as of June 30 each year, or whenever events or changes in circumstances indicate that an asset might be impaired.
Intangible assets with finite lives are amortized over the expected useful life and related impairment testing is performed upon the occurrence of impairment indicators, if/when they occur.
The Company recognized amortization expense on intangible assets during the three months ended March 31, 2012 and 2011 as follows:

	Three Months Ended, March 31
	2012	2011
Amortization expense	$356	$351
Estimated amortization expense for the remainder of 2012 and the three succeeding fiscal years (which includes estimated amortization of in-process research and development to commence with the expected launch of the Nellix Device in Europe during the second half of 2012) is as follows:

Amortization Expense
Remainder of 2012	$364
2013	$318
2014	$483
2015 and thereafter	$39,209

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

As of March 31 2012, the Company did not have any outstanding borrowings under the Wells Credit Facility. The Wells Credit Facility contains financial covenants requiring it to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities and (ii) not exceed quarterly operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012.

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

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended
	March 31,
	2012	2011
United States	$21,055	$15,362

Europe:
Direct	953	—
Distributor	634	1,344
Total Europe	$1,587	$1,344

Rest of World ("ROW"):
Mexico and South America	913	1,513
Asia	964	329
Total ROW	$1,877	$1,842

Revenue	$24,519	$18,548

U.S. The Company's U.S. sales were solely derived from its direct sales force, divided among three major sales areas.

Europe. During the three months ended March 31, 2012, the Company's European sales were derived from (i) its direct European sales force, (including dedicated agents) serving much of Western Europe, and (ii) four independent distributors serving the markets in Italy, Greece, Turkey, and Ireland. For the three months ended March 31, 2011, the

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Company's European sales were derived solely from independent distributors.

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
Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of March 31, 2012:

Remaining 2012	$499
2013	656
2014	474
2015 and thereafter	—
$1,629
(b) Employment Agreements and Retention Plan
The Company has entered into employment agreements with its officers and certain “key employees” under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, upon a change in control of the Company, or by the employee for good reason. The payment will generally be equal to six months of the employee’s then current salary for termination by the Company without cause, and generally be equal to twelve months of salary if upon a change in control of the Company.

(c) Legal Matters
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
The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook alleges that the Company infringed two of their patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively. The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (the "Court”), on October 8, 2009.
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
On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. A hearing on the construction of the asserted claims of the 706 and 777 Patents was conducted on April 15, 2011. The Court issued a favorable Markman ruling on numerous patent claim construction issues on August 17, 2011. A trial date of October 25, 2012 has been scheduled by the Court.
The Company is raising numerous legal defenses in the case and the Company intends to continue the vigorous defense

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

against these claims. The Company believes its defenses are meritorious.

However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that the Company may reach a settlement with Cook, which could result in a monetary liability. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.

9. Contingently Issuable Common Stock
On December 10, 2010 (the “Closing Date”), the Company completed its acquisition of Nellix, Inc., a pre-revenue, AAA medical device company. The purchase price consisted of 3.2 million of the Company's common shares, issuable to the former Nellix stockholders as of the Closing Date, then representing a value of $19.4 million. Additional payments, solely in the form of the Company's common shares (the “Contingent Payment”), will be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”).
The ultimate value of the Contingent Payment will be determined on the date that each Nellix Milestone is achieved, using an applicable per share price, which is subject to a floor, and/or ceiling. Accordingly, there are a maximum of 10.2 million shares issuable upon the achievement of the Nellix Milestones.
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. At March 31, 2012, the Company's stock price closed at $14.65 per share. Thus, had the Nellix Milestones been achieved on March 31, 2012, the Contingent Payment would have comprised 4.2 million shares, representing a value of $61.9 million.
The value of the Contingent Payment is derived using a discounted income approach model, with a range of probabilities and assumptions related to the timing and likelihood of achievement of the Nellix Milestones (which include Level 3 inputs - see Note 2(vii)) and the Company's stock price (Level 1 input) as of the balance sheet date. These varying probabilities and assumptions and changes in the Company's stock price have required fair value adjustments of the Contingent Payment in periods subsequent to the Closing Date.
The Company's per share price of its common stock increased by $3.17, or 28%, between December 31, 2011 and March 31, 2012. This increase in the value of the Company's common stock was the primary driver affecting the increase in fair value of the Contingent Payment during the three months ended March 31, 2012.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized in the Condensed Consolidated Statements of Operations.

Fair Value of Contingently Issuable Common Stock
December 31, 2011	$38,700
Fair value adjustment of Contingent Payment during the period	12,450
March 31, 2012	$51,150

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP.  The Company recorded a provision for income taxes of $0.6 million and $0 for the three months ended March 31, 2012 and 2011, respectively.  The Company's ETR was (3.6)% and 0% for the three months ended March 31, 2012 and 2011, respectively.  The Company's ETR for the three months ended March 31, 2012 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign provision for income taxes, and the impact of a full valuation allowance. The Company's ETR for the three months ended March 31, 2011 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, and the impact of a full valuation allowance.

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets. If  the Company were to determine that it would be able to realize their deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our products, general economic and business conditions, the regulatory environment in which we operate, the level and availability of third party payor medical reimbursements, competitive activities, protection of intellectual property rights or other risks. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 6, 2012, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

Overview and Outlook
Our Business
Our corporate headquarters and manufacturing facility is located in Irvine, California. We develop, manufacture, market and sell innovative medical devices for the treatment of aortic disorders. Our principal product is a stent graft and delivery catheter for the treatment of abdominal aortic aneurysms through minimally-invasive endovascular repair.
We sell our products through our U.S. and European sales force. In certain European countries, and in other parts of the world, our products are sold through third-party distributors.
In 2012, we continue to execute our mission of being the leading innovator of medical devices for the treatment of aortic disorders, by:

•	Focusing exclusively on the aorta for the commercialization of innovative medical devices.

•	Designing and manufacturing devices that are easy to use and result in excellent clinical outcomes.

•	Providing excellent clinical and technical support to physicians through an experienced and knowledgeable sales and marketing organization.
Our Products
Our ELG System
Our ELG System consists of our ELG Device (stent graft) and catheter delivery system, branded under the names Powerlink, AFX, IntuiTrak, Peek, and Visiflex. We believe that our ELG System has a superior design to that of our competitors, as it offers the following advantages over our competitors:

•
Anatomical Fixation. Our ELG Device is unique in that it sits on the patient's natural aortoiliac bifurcation. This provides a solid foundation for the long-term stability of the device. Alternative ELG devices rely on hooks, barbs and radial force to anchor into the aorta (generally referred to as "proximal fixation") near the renal arteries. We believe anatomical fixation inhibits migration due to the inherent foundational support from the patient's anatomy, as opposed to proximal fixation.

•
Fully Supported. The main body and limbs of our ELG Device are fully supported by a cobalt chromium alloy stent. The cobalt chromium alloy stent greatly reduces the risk of kinking of the device, even in tortuous anatomies, eliminating the need for additional procedures or costly peripheral stents. Kinking may result in reduced blood flow and limb thrombosis.

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

•
Preserves Aortic Bifurcation. Our ELG Device allows for future endovascular procedures when continued access across the aortic bifurcation is required. Approximately 30% to 40% of AAA patients also have peripheral arterial disease (“PAD”).  The preferred approach to treat a patient with PAD is to access from one side of the groin and to cross over the aortic bifurcation to treat the lesion on the other side.  Our ELG Device is the only one presently available that preserves the physician's ability to go back over the aortic bifurcation for future interventions. This is a meaningful feature of our ELG System, as many AAA patients are living longer and returning to the hospital for PAD procedures.

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
•Powerlink Infrarenal Bifurcated Systems ("Powerlink"). Powerlink is our original ELG System and was commercialized in Europe in 1999 and in the U.S. in 2004. We have since branded the delivery systems for Powerlink under the names of Peek, Visiflex, IntuiTrak, and AFX.
•Peek. Peek was the name of our original ELG Device delivery system. This system was replaced in all markets except Japan, first by Visiflex, and subsequently by IntuiTrak.
•IntuiTrak. In October 2008, we received Food and Drug Administration ("FDA") approval for IntuiTrak, which was an improved system to deliver and deploy our ELG Device. IntuiTrak further simplified the implant procedure and lowered the profile of the delivery system.
•IntuiTrak Express. In March 2009, we received FDA approval for a delivery system to deliver our 34mm diameter ELG Device extensions.
•AFX. In June 2011, we received FDA approval for our AFX Endovascular AAA System ("AFX"), which we believe provides physicians with improved vascular access and enhanced sealing characteristics of our ELG Device. We began a full commercial launch of AFX in the U.S. in August 2011, which has replaced IntuiTrak in the U.S. We expect AFX to be commercialized in certain international markets in 2012 and 2013.
Recent Clinical Trials and Product Developments
We believe that our ability to develop new technologies is a key to our future growth and success. Our research and development activities have focused on technology that makes our existing products easier for physicians to use, allows physicians to treat a wider range of AAA patients, and addresses multiple types of aortic disorders. Historically, we have focused on developing our ELG Systems to treat infrarenal AAA; however, we expect to devote more resources in the future to develop new technologies to treat juxtarenal aneurysms and diseases of the thoracic aorta.
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
In 2010, we initiated a PEVAR pivotal clinical trial. The first PEVAR patient was treated at Oklahoma Heart Hospital in April 2010. In February 2012 we completed our enrollment of 191 patients at 20 U.S. clinical sites in the randomized PEVAR trial. Patients in this clinical trial were treated with our IntuiTrak system. The clinical trial utilizes a “pre-close” technique, facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System. We plan to submit our clinical results to the FDA and expect to receive a percutaneous indication for IntuiTrak and AFX by the end of 2012.
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
The Ventana Fenestrated Stent Graft System (“Ventana”) potentially provides these patients with a less-invasive alternative to open surgical repair, and a life-saving alternative for patients unsuitable for surgery.
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
In February 2012, we enrolled the first patient in our U.S. clinical trial to evaluate Ventana. Ventana is designed to be used with AFX and Xpand. Though AFX is commercially available in the U.S. and is expected to be available in certain international markets in 2012, Ventana and Xpand are not approved for marketing in the U.S. or abroad, and are restricted to investigational use only. We expect to receive FDA premarket approval for Ventana in 2014, and CE Mark approval for Ventana by the end of 2012.
Nellix
On December 10, 2010, we completed our acquisition of Nellix. Using the technology we acquired from this acquisition, we are developing a next generation device (the "Nellix Device") to treat infrarenal AAA. The Nellix Device is not approved for marketing in the U.S. or abroad and is restricted to investigational use only. We expect to receive a CE Mark for the Nellix Device in the second half of 2012 and to start enrolling patients in an IDE clinical trial by the end of 2012.
We believe that the Nellix Device represents groundbreaking technology for EVAR of AAA.  Unlike all currently available ELG devices, the Nellix Device seals the AAA sac so that there is a much lower potential for its future movement, growth, leakage, or rupture. After positioning catheters, “endobags” are deployed within the AAA sac, while integrated stents maintain blood flow lumens to the patient's legs. The endobags are then filled with a biostable polymer that seals the AAA sac within a matter of minutes.

We also believe the Nellix Device will offer the broadest expected indication of all currently available EVAR devices, since the design will enable the treatment of patients with "short necks" (i.e. the portion of the aorta between the AAA crest and renal arteries) that were previously ineligible for EVAR.   Further, the Nellix Device has the ability to treat aortic necks as wide as 36 millimeters (32 milestones is the maximum width treatable with all currently-available ELG systems).

Other advantages of the Nellix Device include: (i) a low profile catheter (17FR outer diameter), which is beneficial for patients with small access vessels; (ii) improved ELG device fixation; (iii) a significantly simplified ELG device (i.e. no need for ELG device extensions and cuffs in a variety of sizes); (iv) reduced procedure time; (v) low expected reintervention rate; and (vi) the potential for reduced follow up resulting in lower overall costs.

Results of Operations

Operations Overview - Three Months Ended March 31, 2012 versus 2011
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended March 31,
	2012		2011
Revenue	$24,519	100.0%	$18,548	100.0%
Cost of goods sold	5,403	22.0%	4,373	23.6%
Gross profit	19,116	78.0%	14,175	76.4%
Operating expenses:
Research and development	3,761	15.3%	4,006	21.6%
Clinical and regulatory affairs	1,402	5.7%	917	4.9%
Marketing and sales	13,547	55.3%	10,098	54.4%
General and administrative	4,080	16.6%	3,579	19.3%
Distribution contract termination	—	—%	400	2.2%
Total operating expenses	22,790	92.9%	19,000	102.4%
Loss from operations	(3,674)	(15.0)%	(4,825)	(26.0)%
Total other income (expense)	(12,455)	(50.8)%	30	0.2%
Net loss before income tax expense	(16,129)	(65.8)%	(4,795)	(25.9)%
Income tax expense	(574)	(2.3)%	—	—%
Net loss	$(16,703)	(68.1)%	$(4,795)	(25.9)%

Comparison of the Three Months Ended March 31, 2012 versus 2011

Revenue

	Three Months Ended March 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Revenue	$24,519	$18,548	$5,971	32.2%
Our 32.2% revenue increase over the prior year period primarily resulted from an increase in U.S. sales due to (i) the expansion of our U.S. sales force (particularly through the addition of clinical specialists), (ii) the successful launch of AFX beginning in August 2011, and (iii) the transition from a significant third-party distributor in Europe to our direct sales organization in Europe beginning in the third quarter of 2011.
During the three months ended March 31, 2012, our European sales were derived from (i) our developing direct European sales force (including dedicated agents) serving the markets of Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, the Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland), and (ii) four independent distributors serving the markets in Italy, Greece, Turkey, and Ireland. For the three months ended March 31, 2011, our European sales were solely derived from independent distributors.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Cost of goods sold	$5,403	$4,373	$1,030	23.6%
Gross profit	19,116	14,175	4,941	34.9%
Gross margin percentage (gross profit as a percent of revenue)	78.0%	76.4%	1.6%
The $1.0 million increase in cost of goods sold was driven by our revenue increase of $6.0 million.
Gross margin for three months ended March 31, 2012 increased to 78.0% from 76.4% for the three months ended March 31, 2011. This increase is primarily due to (i) an increase in our average selling price of AFX, as compared to Intuitrak (our earlier generation ELG System) and (ii) a greater proportion of our current period revenue derived from our direct sales force, as opposed to distributor sales.
Operating Expenses

	Three Months Ended March 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Research and development	$3,761	$4,006	$(245)	(6.1)%
Clinical and regulatory affairs	1,402	917	485	52.9%
Marketing and sales	13,547	10,098	3,449	34.2%
General and administrative	4,080	3,579	501	14.0%
Distribution contract termination	—	400	(400)	—%
Research and Development. The $0.2 million decrease in research and development expenses was primarily driven by decreasing Nellix Device and Ventana development activities, as these devices reach the final stages of development and progress towards production and commercialization.
Clinical and Regulatory Affairs. The $0.5 million increase in clinical affairs was primarily driven by the continued enrollment and follow-up costs associated with our PEVAR clinical trial and our efforts to achieve CE Mark approval of the Ventana and Nellix devices.
Marketing and Sales. The $3.4 million increase in marketing and sales expenses for the three months ended March 31, 2012, as compared to the prior year period, was primarily related to marketing costs to support the growth of our U.S. business, costs related to our direct sales force in Europe (which were not present in the prior year period), and an increase in variable compensation expense of $1.3 million due to an increase in U.S. revenue of 32.2%.
We expect that sales and marketing expense will remain significantly above prior year amounts due to higher commission costs on expected sales growth and the continued expansion of the U.S. and European sales forces.
General and Administrative. The $0.5 million increase in general and administrative expenses is attributable to additional personnel to support our business growth, increased travel expenses associated with the expansion of our European operations, and professional service fees to develop our global legal structure.
Provision for Income Taxes

	Three Months Ended March 31,
	2012	2011	Variance
	(in thousands)
Income tax expense	$574	$—	$574
Our provision for income taxes was $0.6 million and our effective tax rate was (3.6)% for the three months ended March 31, 2012. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, and the geographic composition of our pre-tax income. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, nondeductible expenses, state income taxes, and our continuous evaluation of the realization of our deferred tax assets. During the three months ended March 31, 2012, we had operating legal entities in the U.S. and the Netherlands (including registered sales branches in certain countries in Europe). We only had a single operating legal entity in the U.S. during the prior year period.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands, except financial metrics data)
Cash and cash equivalents	$14,636	$20,035	$34,346
Accounts receivable, net	$17,685	$15,542	$11,306
Total current liabilities	$14,721	$13,949	$11,418
Working capital surplus (a)	$38,743	$41,155	$45,412
Days sales outstanding ("DSO") (b)	66	68	55
Current ratio (c)	3.63	3.95	4.98

(a) total current assets minus total current liabilities.
(b) net accounts receivable divided by the quarter's net revenue, then multiplied by 91 days.
(c) total current assets divided by total current liabilities.
Operating Activities
Cash used in operating activities was $5.7 million for the three months ended March 31, 2012, as compared to cash used in operating activities of $3.9 million in the prior year period. The increase in cash used in operating activities is primarily a function of expenditures to develop our European sales organization which were not present in the prior year period, and an increase in inventory purchases to support our current and planned sales growth.
During the three months ended March 31, 2012 and 2011, our cash collections from customers totaled $21.4 million and $19.3 million, respectively, representing 87.3% and 104.2% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2012 was $0.4 million and consisted of machinery and equipment purchases for the production of our ELG Systems and expenditures for various information technology enhancements.
Financing Activities
Cash provided by financing activities was $0.6 million for the three months ended March 31, 2012, as compared to cash provided by financing activities of $0.7 million in the prior year period. The $0.6 million in cash provided by financing activities was attributable to gross proceeds from the exercise of stock options.
Credit Arrangements
In October 2009, we entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 20, 2012, whereby we may borrow up to $20.0 million, subject to the calculation of the borrowing base (“Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis.
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

As of March 31 2012, we did not have any outstanding borrowings under the Wells Credit Facility. The Wells Credit

Facility contains financial covenants requiring us to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities and (ii) not exceed quarterly operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If we encounter difficulties that would qualify as a MAC in (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors operate in certain countries such as Greece and
Italy, where on-going economic conditions in those countries could present challenges to our independent distributors' businesses, and thus, could place in risk the amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $154,000 as of March 31, 2012, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for our Nellix and Ventana products.
In December 2010, in conjunction with our acquisition of Nellix, we completed a private placement offering of our common stock to Nellix's then largest shareholder, resulting in net proceeds of $15.0 million. The proceeds have been, and will continue to be used towards the commercial launch of the Nellix Device and the development of our direct sales force in Europe.
The timing and amount of our future capital requirements will depend on many factors, including:

•	the need for working capital to support our sales growth;

•	the need for additional capital to fund future development programs;

•	the need for additional capital to fund our sales force expansion;

•	the need for additional capital to fund strategic acquisitions;

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcomes from current or future litigation and the cost to defend such litigation.

Though we expect to have positive cash flows from operations beginning in the second half of 2012, if we require additional financing, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging for our business, except for operating lease arrangements. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the accompanying Condensed Consolidated Financial Statements.

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of March 31, 2012, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. At March 31, 2012, our investment portfolio consisted of money market instruments.
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

Our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Cook Medical Corporation v. Endologix, Inc.
We are currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook alleges that we infringed two of their patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively. The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (the "Court”), on October 8, 2009.
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
On April 14, 2010 the PTO indicated its intent to issue a reexamination certificate confirming the patentability of the amended and new claims and issued the certificate on July 21, 2010. A hearing on the construction of the asserted claims of the 706 and 777 Patents was conducted on April 15, 2011. The Court issued a favorable Markman ruling on numerous patent claim construction issues on August 17, 2011. A trial date of October 25, 2012 has been scheduled by the Court.
We are raising numerous legal defenses and we intend to continue our vigorous defense against these claims. We believe that our defenses are meritorious.

However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with Cook, which could result in a monetary liability. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.

Item 6.	EXHIBIT INDEX.

The following exhibits are filed herewith:

Exhibit 10.1
Third amendment to Credit Agreement, dated February 20, 2012, by and between Endologix, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15.1 to Endologix, Inc. Annual Report on Form 10-K, filed with the SEC on March 6, 2012.

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

ENDOLOGIX, INC.

May 10, 2012	/s/ John McDermott
President and Chief Executive Officer

May 10, 2012	/s/ Robert J. Krist
Chief Financial Officer and Secretary