Form 10-Q
period 2012-06-30
ENDOLOGIX INC /DE/
filed 2012-08-03
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 1, 2012, there were 61,355,571 shares of the registrant’s only class of common stock outstanding.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$51,192	$20,035
Accounts receivable, net of allowance for doubtful accounts of $182 and $161, respectively.	17,822	15,542
Other receivables	431	405
Inventories	19,838	18,099
Prepaid expenses and other current assets	1,724	1,023
Total current assets	91,007	55,104
Property and equipment, net	4,821	4,454
Goodwill	27,073	27,073
Intangibles, net	42,843	43,439
Deposits and other assets	445	185
Total assets	$166,189	$130,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,914	$6,377
Accrued payroll	6,185	6,569
Accrued expenses and other current liabilities	2,295	1,003
Total current liabilities	13,394	13,949
Deferred income taxes	1,029	1,029
Deferred rent	—	8
Contingently issuable common stock	52,390	38,700
Total liabilities	66,813	53,686
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 62,349,507 and 58,577,484 shares issued, respectively. 61,332,011 and 58,082,784 shares issued and outstanding, respectively.	62	59
Additional paid-in capital	287,506	241,441
Accumulated deficit	(187,639)	(164,240)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive income (loss)	108	(30)
Total stockholders’ equity	99,376	76,569
Total liabilities and stockholders’ equity	$166,189	$130,255
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$25,509	$19,175	$50,028	$37,723
Cost of goods sold	6,277	4,150	11,703	8,523
Gross profit	19,232	15,025	38,325	29,200
Operating expenses:
Research and development	4,995	5,178	8,810	9,184
Clinical and regulatory affairs	1,862	898	3,264	1,815
Marketing and sales	13,083	10,402	26,218	20,900
General and administrative	4,457	3,324	8,872	6,903
Contract termination and business acquisition expenses	422	400	422	400
Total operating expenses	24,819	20,202	47,586	39,202
Loss from operations	(5,587)	(5,177)	(9,261)	(10,002)
Other income (expense):
Interest income	4	6	7	16
Interest expense	(13)	(2)	(20)	(9)
Gain on sale of equipment	—	141	—	141
Other income (expense), net	16	(34)	15	(7)
Change in fair value of contingent consideration related to acquisition	(1,240)	(8,600)	(13,690)	(8,600)
Total other expense	(1,233)	(8,489)	(13,688)	(8,459)
Net loss before income tax expense	$(6,820)	$(13,666)	$(22,949)	$(18,461)
Income tax benefit (expense)	124	—	(450)	—
Net loss	$(6,696)	$(13,666)	$(23,399)	$(18,461)
Basic and diluted net loss per share	$(0.11)	$(0.24)	$(0.40)	$(0.33)
Shares used in computing basic and diluted net loss per share	58,700	56,217	58,160	56,062

Comprehensive loss:
Net loss	$(6,696)	$(13,666)	$(23,399)	$(18,461)
Foreign currency translation adjustment	133	—	108	—
Comprehensive loss	$(6,563)	$(13,666)	$(23,291)	$(18,461)
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(23,399)	$(18,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,274	1,537
Stock-based compensation	2,357	1,884
Change in fair value of contingent consideration related to acquisition	13,690	8,600
Gain on sale of equipment	—	(141)
Changes in operating assets and liabilities:
Accounts receivable	(2,279)	(348)
Other receivables	(26)	336
Inventories	(1,681)	(5,044)
Prepaid expenses and other current assets	(961)	(291)
Accounts payable	(1,557)	733
Accrued payroll	(385)	543
Accrued expenses and other current liabilities	1,293	857
Deferred rent	(8)	—
Net cash used in operating activities	(11,682)	(9,795)
Cash flows from investing activities:
Purchases of property and equipment	(952)	(1,011)
Net cash used in investing activities	(952)	(1,011)
Cash flows from financing activities:
Proceeds from sale of stock, net of expenses	40,118	—
Proceeds from sale of common stock under employee stock purchase plan	1,409	1,053
Proceeds from exercise of stock options	2,126	2,468
Repayments of long-term debt	—	(41)
Net cash provided by financing activities	43,653	3,480
Effect of exchange rate changes on cash and cash equivalents	138	—
Net decrease in cash and cash equivalents	31,157	(7,326)
Cash and cash equivalents, beginning of period	20,035	38,191
Cash and cash equivalents, end of period	$51,192	$30,865
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product is a stent graft and delivery system (the "ELG System"), for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of the Company's ELG System (including device extensions and accessories) to hospitals and third-party distributors provide the sole source of reported revenue.
The Company's ELG System consists of (i) a self-expanding cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (the "ELG Device") and (ii) an accompanying delivery catheter. Once the ELG Device is fixed in its proper position within the abdominal aorta it provides a conduit for blood flow and relieves pressure within the weakened or “aneurysmal” section of the vessel wall, greatly reducing the potential for the AAA to rupture.

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The interim financial data as of June 30, 2012, and for the three and six months ended June 30, 2012, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair statement of the Company's financial results for the three and six months ended June 30, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

As part of the financial statement preparation process, the Company's management has evaluated whether significant events have occurred after the balance sheet date of June 30, 2012 through August 3, 2012, representing the date this Quarterly Report on Form 10-Q was filed with the SEC, and concluded that no additional disclosures or adjustments were required.

(c) Operating Segment

The Company has one reportable operating segment that is focused exclusively on the development, manufacture, marketing, and sale of ELG Systems for the treatment of aortic disorders. For the six months ended June 30, 2012, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

2. Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to (i) collectibility of customer accounts, (ii) whether the cost of inventories can be recovered, (iii) the value assigned to, and estimated useful life of, intangible assets, (iv) realization of tax assets and estimates of tax liabilities, (v) contingent liabilities, and (vi)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

potential outcome of litigation. Such estimates are based on the Company's management's judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management's estimates.
The following critical accounting policies and estimates were used in the preparation of the accompanying Condensed Consolidated Financial Statements:
(i) Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, amounts held as bank deposits, and balances held in money market funds.
(ii) Accounts Receivable
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
(vi) Long-Lived Asset Impairment (Indefinite and Definite Lived)
The Company evaluates the possible impairment of long-lived assets, including indefinite lived intangible assets, (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable (there have been no such events at June 30, 2012 and through the date this Quarterly Report was filed with the SEC); or (ii) in the case of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

indefinite lived intangible assets, at each annual impairment assessment date.
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
The asset group, for purposes of impairment testing, is comprised of the Company's entire ELG Systems business, representing the lowest level of separately identifiable cash flows. The impairment evaluation utilizes the Company's ten-year operating plan in determining the undiscounted cash flows expected to be generated by the ELG Systems business through continuing operations. Such undiscounted cash flows are next compared to the carrying amount of this asset group to determine if there is an indication of impairment.
The undiscounted net cash flows expected to be generated by the ELG Systems business exceeded its carrying amount as of June 30, 2012 (the annual impairment assessment date for goodwill and other indefinite lived intangible assets); therefore, this asset group is not considered to be impaired. Such conclusion is based upon management's significant judgments and estimates inherent in the Company's ten-year operating plan, including assumptions pertaining to revenue growth, expense trends, and working capital management. Accordingly, changes in the Company's business circumstances could adversely impact the future results of its assessment of long-lived asset impairment.
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
•     Collection of the corresponding relevant receivable is reasonably assured at the time of sale.
For sales made to hospitals, the Company recognizes revenue upon completion of an EVAR procedure, when the ELG Device is implanted in a patient. For sales made to distributors, the Company recognizes revenue at the time of shipment, as this represents the period that the customer has assumed custody of the ELG System, without right of return, and assumed risk of loss.
The Company does not offer rights of return and has no post-delivery obligations, other than its specified warranty.
(xi) Shipping Costs
Shipping costs billed to customers are reported within revenue, with the corresponding costs reported within costs of goods sold.
(xii) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the Condensed Consolidated Statement of Operations. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the Condensed Consolidated Balance Sheets.
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
(xiv) Net Earnings (Loss) Per Share
Net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the three and six months ended June 30, 2012 and 2011, options to purchase the common stock of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
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

The Company recognizes stock-based compensation expense, net of estimated forfeitures, using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates.

The Company classifies related compensation expense in the Condensed Consolidated Statement of Operations, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$116	$—	$204	$40
Operating expenses:
Research and development	182	277	333	415
Clinical and regulatory affairs	44	35	78	61
Marketing and sales	398	445	680	851
General and administrative	604	329	1,062	517
Total operating expenses	$1,228	$1,086	$2,153	$1,844

Total	$1,344	$1,086	$2,357	$1,884

4. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(6,696)	$(13,666)	$(23,399)	$(18,461)
Weighted average shares	58,700	56,217	58,160	56,062
Net loss per share - basic and diluted	$(0.11)	$(0.24)	$(0.40)	$(0.33)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common stock options	3,782	233	3,773	264

5. Balance Sheet Account Detail

(a) Inventories

Inventories are stated at the lower of cost or market value. Inventories consisted of the following:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	June 30, 2012	December 31, 2011
Raw materials	$5,443	$3,260
Work-in-process	4,888	4,617
Finished goods	9,507	10,222
Inventories	$19,838	$18,099

(b) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	June 30, 2012	December 31, 2011
Goodwill	$27,073	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development (a)	$40,100	$40,100
Trademarks and trade names	2,708	2,708
Total indefinite lived intangibles	$42,808	$42,808

Finite lived intangibles
Developed technology	$14,050	$14,050
Accumulated amortization	(14,050)	(13,465)
Developed technology, net	$—	$585

Patent	100	100
Accumulated amortization	(65)	(54)
Patent, net	35	46
Intangible assets (excluding goodwill), net	$42,843	$43,439
(a) Will be reclassified to finite lived intangibles and amortized upon the commercial launch of the product (Nellix Device) associated with this intangible asset.
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company most recently performed its annual goodwill and other indefinite lived intangible asset impairment analysis as of June 30, 2012, with no resulting impairment. The Company will continue to test for impairment as of June 30 each year, or whenever events or changes in circumstances indicate that an asset might be impaired.
Intangible assets with finite lives are amortized over their expected useful life and related impairment testing is only performed when impairment indicators are present.
The Company recognized amortization expense on intangible assets during the three and six months ended June 30, 2012 and 2011 as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	Three Months Ended, June 30		Six Months Ended, June 30
	2012	2011	2012	2011
Amortization expense	$239	$356	$595	$713
Estimated amortization expense for the remainder of 2012 and the three succeeding fiscal years (which includes estimated amortization of intangible assets to commence with the expected launch of the Nellix Device in Europe during the first half of 2013) is as follows:

Amortization Expense
Remainder of 2012	$10
2013	$70
2014	$194
2015 and thereafter	$39,861
6. Credit Facilities

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 20, 2012, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (“Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. As of June 30, 2012, the Company did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility, and (ii) not exceed quarterly operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012.

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

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$21,351	$16,598	$42,406	$31,960

Europe:
Direct	1,425	—	2,378	—
Distributor	547	719	1,181	2,063
Total Europe	$1,972	$719	$3,559	2,063

Rest of World ("ROW"):
Mexico and South America	1,202	1,323	2,115	2,836
Asia	984	535	1,948	864
Total ROW	$2,186	$1,858	$4,063	$3,700

Revenue	$25,509	$19,175	$50,028	$37,723

U.S. The Company's U.S. sales were solely derived from its direct sales force, divided among three major sales areas.

Europe. During the three and six months ended June 30, 2012, the Company's European sales were derived from (i) its direct European sales force, (including dedicated agents) serving much of Western Europe, and (ii) five independent distributors serving the markets in Italy, Greece, Turkey, Poland, and Ireland. For the three and six months ended June 30, 2011, the Company's European sales were derived solely from independent distributors.

ROW. The Company's ROW sales were solely derived from independent distributors.

8. Commitments and Contingencies
(a) Operating Leases

The Company leases its administrative, research, and manufacturing facilities in Irvine, California, and certain equipment, under long-term agreements that have been accounted for as operating leases. The facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum payments by year under non-cancelable operating leases with initial terms in excess of one year were as follows as of June 30, 2012:

Remaining 2012	$288
2013	656
2014	474
2015 and thereafter	—
$1,418
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
The Company is currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook alleges that the Company infringed two its patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively (the "Patent Dispute"). The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (the "Court”), on October 8, 2009.
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
The Company's motion for summary judgment, filed February 3, 2012, for the Patent Dispute was denied by the Court on June 6, 2012. An additional motion for summary judgment (on separate legal grounds) for the Patent Dispute was filed on March 30, 2012 and is pending the Court's decision. A trial date of October 29, 2012 has been scheduled for the Patent Dispute.
The Company is raising numerous legal defenses in the Patent Dispute and intends to continue its vigorous defense against Cook's claims. Although the Company believes that its defenses are meritorious, there is always the possibility of a settlement or an adverse judgment after trial which could result in monetary liability for the Company. Due to the nature of the Patent Dispute, the Company cannot presently estimate the amount, or range, of reasonably possible losses if such an event occurred.

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
The ultimate value of the Contingent Payment will be determined on the date that each Nellix Milestone is achieved. The number of issuable shares will be established using an applicable per share price, which is subject to a ceiling and/or floor. There are a maximum of 10.2 million shares issuable upon the achievement of the Nellix Milestones.
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. At June 30, 2012, the Company's stock price closed at $15.44 per share. Thus, had the Nellix Milestones been achieved on June 30, 2012, the Contingent Payment would have comprised 4.2 million shares, representing a value of $64.4 million.
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
The Company's per share price of its common stock increased by $3.96, or 34%, between December 31, 2011 and June 30, 2012. This increase in the value of the Company's common stock was the primary driver affecting the increase in fair

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

value of the Contingent Payment during the six months ended June 30, 2012.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized within other income (expense) in the Condensed Consolidated Statements of Operations.

Fair Value of contingently Issuable Common Stock
December 31, 2011	$38,700
Fair value adjustment of Contingent Payment during the period	13,690
June 30, 2012	$52,390

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP.  The Company recorded a (benefit) provision for income taxes of $(0.1) million and $0.5 million for the three and six months ended June 30, 2012, respectively. The Company's ETR was (2)% and 2% for the three and six months ended June 30, 2012, respectively.  The Company's ETR for the three and six months ended June 30, 2012 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign provision for income taxes, and the impact of a full valuation allowance.

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets. If  the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination were made.

11. June 2012 Stock Sale

On May 30, 2012, the Company executed a common stock purchase agreement (the "Stock Purchase Agreement") with Piper Jaffray & Co. ("Piper").   As part of the Stock Purchase Agreement (pursuant to a shelf registration statement filed with the SEC on May 30, 2012, which became effective immediately upon filing), Piper purchased 2.7 million shares of the Company's common stock at $13.00 per share on June 5, 2012, and subsequently executed an option to purchase an additional 0.4 million shares at $13.00 per share, which closed on June 7, 2012.

These two transactions resulted in gross proceeds to the Company of $40.3 million million. The Company's costs to complete this transaction, including legal fees and accounting fees totaled $0.2 million and were recorded as a reduction of additional paid-in capital in the Condensed Consolidated Balance Sheets as of June 30, 2012, in accordance with applicable GAAP.

12. Subsequent Event

On July 2, 2012, the Company terminated its exclusive distribution agreement with its Italian distributor, Global Vascular Technologies S.r.l. ("GVT"), in order to begin direct sales activity in Italy.  Immediately after termination, the Company closed an asset purchase agreement for the underlying Italian distribution business from GVT for total consideration of $2.2 million. This business consists of (i) a trained and assembled sales workforce and (ii) various active distribution and direct sales agreements.

The Company will account for this transaction as a business combination as of July 2, 2012. The Company is in process of allocating the GVT purchase price among the assets acquired and the liabilities assumed. Any residual amount will be allocated and classified to goodwill on the Condensed Consolidated Balance Sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our products, general economic and business conditions, the regulatory environment in which we operate, the level and availability of third party payor medical reimbursements, competitive activities, protection of intellectual property rights or other risks. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 6, 2012, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

Overview and Outlook
Our Business
Our corporate headquarters and manufacturing facility is located in Irvine, California. We develop, manufacture, market and sell innovative medical devices for the treatment of aortic disorders. Our principal product is a stent graft and delivery catheter for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair.
We sell our products through our U.S. and European sales force. In certain European countries, and in other parts of the world we sell our products through third-party distributors.
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
Our Products
Our ELG System
Our ELG System consists of our ELG Device (stent graft) and catheter delivery system, branded under the names Powerlink, AFX, IntuiTrak, Peek, and Visiflex. We believe that our ELG System has the following advantages over our competitors:

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

•
Preserves Aortic Bifurcation. Our ELG Device allows for future endovascular procedures when continued access across the aortic bifurcation is required. Approximately 30% of AAA patients also have peripheral arterial disease (“PAD”).  The preferred approach to treat a patient with PAD is to access from one side of the groin and to cross over the aortic bifurcation to treat the lesion on the other side.  Our ELG Device is the only device presently available that preserves the physician's ability to go back over the aortic bifurcation for future interventions. This is a meaningful feature of our ELG System, as many AAA patients are living longer and having more procedures for PAD.

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
•Powerlink Infrarenal Bifurcated Systems ("Powerlink"). Powerlink is our original ELG System and was commercialized in Europe in 1999 and in the U.S. in 2004. We have since branded the delivery systems for Powerlink under the names Peek, Visiflex, IntuiTrak, and AFX.
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
•AFX. In June 2011, we received FDA approval for our AFX Endovascular AAA System ("AFX"), which we believe provides physicians with improved vascular access and enhanced sealing characteristics of our ELG Device. We began a full commercial launch of AFX in the U.S. in August 2011, and AFX has subsequently replaced IntuiTrak in the U.S. and in most of Europe. We expect AFX to be commercialized in various international markets during 2012 and 2013.
Recent Clinical Trials and Product Developments
We believe that our ability to develop new technologies is a key to our future growth and success. Our research and development activities have focused on technology that makes our existing products easier for physicians to use, allows physicians to treat a wider range of AAA patients, and addresses multiple types of aortic disorders. Historically, we have focused on developing our ELG Systems to treat infrarenal AAA; however, we expect to devote more resources in the future to develop new technologies to treat more complex anatomies, including juxtarenal aneurysms and diseases of the thoracic aorta.
PEVAR
Vascular access for endovascular repair ("EVAR") requires femoral artery exposure (commonly referred to as surgical “cut-down”) of one or both femoral arteries, allowing for introduction of ELG systems. Complications from femoral artery exposure is an inherent risk of current EVAR practice.  Percutaneous EVAR ("PEVAR") procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via needle-puncture of the skin (i.e., a percutaneous approach). Advantages to the patient and to the health care system of an entirely percutaneous procedure are reduced surgical procedure times, less post-operative pain, and fewer wound complications.

In 2010, we initiated a PEVAR pivotal clinical trial. The first PEVAR patient was treated at Oklahoma Heart Hospital in April 2010. In February 2012, we completed our clinical trial enrollment at 20 U.S. sites. Patients in this clinical trial were treated with our IntuiTrak system. The clinical trial utilizes a “pre-close” technique, facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System. We have submitted our clinical results to the FDA and expect to receive approval for percutaneous delivery of AFX by the end of 2012.
Xpand

The Xpand Stent Graft ("Xpand") is an ePTFE covered balloon expandable stent graft used in conjunction with Ventana (defined below) to treat patients with either juxtarenal abdominal aortic aneurysms ("JAA") or pararenal abdominal aortic aneurysms ("PAA").
Ventana
It is estimated that 20% to 30% of diagnosed AAAs are not treatable with currently-approved ELG devices, due to the aneurysm's proximal location to the renal arteries. This includes JAA and PAA and patients with short aortic necks (< 15mm). The Ventana Fenestrated Stent Graft System (“Ventana”) potentially provides these patients with a less-invasive alternative to open surgical repair, and a life-saving alternative for patients unsuitable for surgery.
Ventana facilitates ease of access to the renal arteries and a greater range of manipulation within the aorta. Additionally, there are two adjustable fenestrations in the stent graft allowing for greater flexibility when aligning the stent graft to the patient's renal arteries.
In January 2012, we received Investigational Device Exemption ("IDE") approval from the FDA to begin a U.S. clinical trial to evaluate Ventana for the treatment of patients with JAA and PAA and short aortic necks.
In February 2012, we enrolled the first patient in our U.S. clinical trial to evaluate Ventana. Ventana is designed to be used with AFX and Xpand. Though AFX is commercially available in the U.S., and is expected to be available in certain international markets in 2012, Ventana and Xpand are not approved for marketing in the U.S. or abroad, and are restricted to investigational use only. Depending upon the clinical trial enrollment and clinical results, we expect to receive FDA premarket approval for Ventana in 2014, and CE Mark approval for Ventana by the end of 2012.
Nellix
On December 10, 2010, we completed our acquisition of Nellix. Using the technology we acquired in this acquisition, we are developing a next generation device (the "Nellix Device") to treat infrarenal AAA. The Nellix Device is not approved for marketing in the U.S. or abroad and is restricted to international investigational use only at this time.
We expect to receive CE Mark approval of our current version of the Nellix Device in September or October 2012. However, we intend to complete some design and process enhancements before we launch the version of the Nellix Device that we plan to commercialize. In the first half of 2013, we expect to receive CE Mark approval for the enhanced version of the Nellix Device and commence our limited market introduction in Europe. We also expect to file our IDE with the FDA in the first half of 2013, after we complete these design and process enhancements.
We believe that the Nellix Device represents groundbreaking technology for EVAR of AAA.  Unlike all currently available ELG devices, the Nellix Device seals the AAA sac with a biostable polymer so that there is a much lower potential for its future movement, growth, leakage, or rupture.

We also believe the Nellix Device will offer the broadest expected indication of all currently available EVAR devices, since the design will enable the treatment of patients with "short necks" (i.e. the portion of the aorta between the AAA crest and renal arteries) that were previously ineligible for EVAR.   Further, the Nellix Device has the ability to treat iliac arteries greater than 36 millimeters (25 millimeters is the maximum width treatable by other currently-available ELG systems).

Other anticipated advantages of the Nellix Device include: (i) a low profile catheter (17FR outer diameter), which is beneficial for patients with small access vessels; (ii) improved ELG device fixation; (iii) a significantly simplified ELG device (i.e., no need for ELG device extensions and cuffs in a variety of sizes); (iv) reduced procedure time; (v) low expected reintervention rate; and (vi) the potential for reduced follow up resulting in lower overall costs.

Results of Operations

Operations Overview - Three and Six Months Ended June 30, 2012 versus 2011
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenue	$25,509	100.0%	$19,175	100.0%	$50,028	100.0%	$37,723	100.0%
Cost of goods sold	6,277	24.6%	4,150	21.6%	11,703	23.4%	8,523	22.6%
Gross profit	19,232	75.4%	15,025	78.4%	38,325	76.6%	29,200	77.4%
Operating expenses:
Research and development	4,995	19.6%	5,178	27.0%	8,810	17.6%	9,184	24.3%
Clinical and regulatory affairs	1,862	7.3%	898	4.7%	3,264	6.5%	1,815	4.8%
Marketing and sales	13,083	51.3%	10,402	54.2%	26,218	52.4%	20,900	55.4%
General and administrative	4,457	17.5%	3,324	17.3%	8,872	17.7%	6,903	18.3%
Contract termination and business acquisition expenses	422	1.7%	400	2.1%	422	0.8%	400	1.1%
Total operating expenses	24,819	97.3%	20,202	105.4%	47,586	95.1%	39,202	103.9%
Loss from operations	(5,587)	(21.9)%	(5,177)	(27.0)%	(9,261)	(18.5)%	(10,002)	(26.5)%
Total other income (expense)	(1,233)	(4.8)%	(8,489)	(44.3)%	(13,688)	(27.4)%	(8,459)	(22.4)%
Net loss before income tax expense	(6,820)	(26.7)%	(13,666)	(71.3)%	$(22,949)	(45.9)%	$(18,461)	(48.9)%
Income tax benefit (expense)	124	0.5%	—	—%	$(450)	(0.9)%	$—	—%
Net loss	$(6,696)	(26.2)%	$(13,666)	(71.3)%	$(23,399)	(46.8)%	$(18,461)	(48.9)%

Comparison of the Three Months Ended June 30, 2012 versus 2011

Revenue

	Three Months Ended June 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Revenue	$25,509	$19,175	$6,334	33.0%
Our 33.0% revenue increase over the prior year period primarily resulted from a $4.8 million increase in U.S. sales due to (i) the expansion of our U.S. sales force (particularly through the addition of clinical specialists) and (ii) the successful launch of AFX beginning in August 2011. In addition, our transition in Europe from a significant third-party distributor to a direct sales organization beginning in the third quarter of 2011 drove a $1.3 million increase in European sales.
During the three months ended June 30, 2012, our European sales were derived from (i) our developing direct European sales force (including dedicated agents) serving the markets of Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxembourg, the Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland), and (ii) five independent distributors serving the markets in Italy, Greece, Turkey, Poland, and Ireland. For the three months ended June 30, 2011, our European sales were solely derived from independent distributors.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Cost of goods sold	$6,277	$4,150	$2,127	51.3%
Gross profit	19,232	15,025	4,207	28.0%
Gross margin percentage (gross profit as a percent of revenue)	75.4%	78.4%	(3.0)%
The $2.1 million increase in cost of goods sold was driven by our revenue increase of $6.3 million.
Gross margin for the three months ended June 30, 2012 decreased to 75.4% from 78.4% for the three months ended June 30, 2011. This decrease is primarily due to (i) royalty expenses which were not present in the prior year period and (ii) amounts recorded in the current year period to our provision for excess and obsolete inventory. These decreases were partially offset by a greater proportion of our current period revenue derived from our direct sales force, as opposed to distributor sales.
Operating Expenses

	Three Months Ended June 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Research and development	$4,995	$5,178	$(183)	(3.5)%
Clinical and regulatory affairs	1,862	898	964	107.3%
Marketing and sales	13,083	10,402	2,681	25.8%
General and administrative	4,457	3,324	1,133	34.1%
Contract termination and business acquisition expenses	422	400	22	5.5%
Research and Development. The $0.2 million decrease in research and development expenses was primarily driven by decreasing Nellix Device and Ventana development activities, as these devices reach the final stages of development and progress towards production and commercialization. These decreases were partially offset by a license fee recognized in the current period for an exclusive license to patents covering the polymer used in our Nellix Device.
Clinical and Regulatory Affairs. The $1.0 million increase in clinical affairs was primarily driven by the continued enrollment and follow-up costs associated with our PEVAR clinical trial and our efforts to achieve CE Mark approval of the Ventana and Nellix devices.
Marketing and Sales. The $2.7 million increase in marketing and sales expenses for the three months ended June 30, 2012, as compared to the prior year period, was primarily related to marketing costs to support the growth of our U.S. business, costs related to our direct sales force in Europe (which were not present in the prior year period), and an increase in variable compensation expense of $0.6 million due to an increase in U.S. revenue of 33.0%.
We expect that sales and marketing expense will remain significantly above prior year amounts due to higher commission costs on expected sales growth and the continued expansion of our U.S. and European sales forces.
General and Administrative. The $1.1 million increase in general and administrative expenses is attributable to (i) additional personnel to support our business growth; (ii) increased travel expenses associated with, and leading to, the expansion of our European operations; (iii) professional fees associated with the July 2012 acquisition of our Italian distributor's business; and (iv) professional service fees to develop our global legal structure.
Provision for Income Taxes

	Three Months Ended June 30,
	2012	2011	Variance
	(in thousands)
Income tax benefit	$(124)	$—	$(124)

Our provision for income taxes was $(0.1) million and our effective tax rate was (2)% for the three months ended June 30, 2012. During the three months ended June 30, 2012, we had operating legal entities in the U.S. and the Netherlands (including registered sales branches in certain countries in Europe). We had a single operating legal entity in the U.S. during the prior year period.
Comparison of the Six Months Ended June 30, 2012 versus 2011

Revenue

	Six Months Ended June 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Revenue	$50,028	$37,723	$12,305	32.6%
Our 32.6% revenue increase over the prior year period primarily resulted from a $10.4 million increase in U.S. sales due to (i) the expansion of our U.S. sales force (particularly through the addition of clinical specialists) and (ii) the successful launch of AFX beginning in August 2011. In addition, our transition in Europe from a significant third-party distributor to a direct sales organization beginning in the third quarter of 2011 drove a $1.5 million increase in European sales.
During the six months ended June 30, 2012, our European sales were derived from (i) our developing direct European sales force (including dedicated agents) serving the markets of Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, the Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland), and (ii) five independent distributors serving the markets in Italy, Greece, Turkey, Poland, and Ireland. For the six months ended June 30, 2011, our European sales were solely derived from independent distributors.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Cost of goods sold	$11,703	$8,523	$3,180	37.3%
Gross profit	38,325	29,200	9,125	31.3%
Gross margin percentage (gross profit as a percent of revenue)	76.6%	77.4%	(0.8)%
The $3.2 million increase in cost of goods sold was driven by our revenue increase of $12.3 million.
Gross margin for the six months ended June 30, 2012 decreased to 76.6% from 77.4% for the six months ended June 30, 2011.
Operating Expenses

	Six Months Ended June 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Research and development	$8,810	$9,184	$(374)	(4.1)%
Clinical and regulatory affairs	3,264	1,815	1,449	79.8%
Marketing and sales	26,218	20,900	5,318	25.4%
General and administrative	8,872	6,903	1,969	28.5%
Contract termination and business acquisition expenses	422	400	22	5.5%
Research and Development. The $0.4 million decrease in research and development expenses was primarily driven by decreasing Nellix Device and Ventana development activities, as these devices reach the final stages of development and progress towards production and commercialization, partially offset by license fees recognized in the current period for an exclusive license to patents covering the polymer used in our Nellix Device.
Clinical and Regulatory Affairs. The $1.4 million increase in clinical affairs was primarily driven by the continued

enrollment and follow-up costs associated with our PEVAR clinical trial and our efforts to achieve CE Mark approval of Ventana and the Nellix Device.
Marketing and Sales. The $5.3 million increase in marketing and sales expenses for the six months ended June 30, 2012, as compared to the prior year period, was primarily related to marketing costs to support the growth of our U.S. business, costs related to our direct sales force in Europe (which were not present in the prior year period), and an increase in variable compensation expense of $1.9 million due to an increase in U.S. revenue of 32.6%.
General and Administrative. The $2.0 million increase in general and administrative expenses is attributable to (i) additional personnel to support our business growth; (ii) increased travel expenses associated with the expansion of our European operations; (iii) professional fees associated with, and leading to, the July 2012 acquisition of our Italian distributor's business; and (iv) professional service fees to develop our global legal structure.
Provision for Income Taxes

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands)
Income tax expense	$450	$—	$450
Our provision for income taxes was $0.5 million and our effective tax rate was 2% for the six months ended June 30, 2012. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, and the geographic composition of our pre-tax income. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, nondeductible expenses, state income taxes, and our continuous evaluation of the realization of our deferred tax assets. During the six months ended June 30, 2012, we had operating legal entities in the U.S. and the Netherlands (including registered sales branches in certain countries in Europe). We had a single operating legal entity in the U.S. during the prior year period.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2012, December 31, 2011, and June 30, 2011:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands, except financial metrics data)
Cash and cash equivalents	$51,192	$20,035	$30,865
Accounts receivable, net	$17,822	$15,542	$12,560
Total current liabilities	$13,394	$13,949	$13,525
Working capital surplus (a)	$77,613	$41,155	$44,693
Days sales outstanding ("DSO") (b)	64	68	59
Current ratio (c)	6.79	3.95	4.30

(a) total current assets minus total current liabilities.
(b) net accounts receivable divided by the quarter's net revenue, then multiplied by 91 days.
(c) total current assets divided by total current liabilities.
Operating Activities
Cash used in operating activities was $11.7 million for the six months ended June 30, 2012, as compared to cash used in operating activities of $9.8 million in the prior year period. The increase in cash used in operating activities is primarily a function of expenditures to develop our European sales organization which were not present in the prior year period. We also increased in inventory purchases to support our current and planned sales growth.
During the six months ended June 30, 2012 and 2011, our cash collections from customers totaled $46.9 million and $37.7 million, respectively, representing 94.0% and 99.8% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2012 was $1.0 million and consisted of machinery and equipment purchases for the production of our ELG Systems and expenditures for various information technology enhancements.
Financing Activities
Cash provided by financing activities was $43.7 million for the six months ended June 30, 2012, as compared to cash provided by financing activities of $3.5 million in the prior year period. The $43.7 million of cash provided by financing activities was attributable to our (i) $40.1 million of net proceeds from the June 2012 Equity Raise (discussed below); (ii) proceeds of $2.1 million from the exercise of stock options, and (iii) proceeds of $1.4 million from our sale of stock through our employee stock purchase plan.
June 2012 Equity Raise
On May 30, 2012, we executed a common stock purchase agreement (the "Stock Purchase Agreement") with Piper Jaffray & Co. ("Piper").   As part of the Stock Purchase Agreement Piper purchased 2.7 million shares of our common stock at $13.00 per share on June 5, 2012, and subsequently executed an option to purchase an additional 0.4 million shares at $13.00 per share, which closed on June 7, 2012.
These two transactions resulted in net proceeds to us of $40.1 million (the "June 2012 Equity Raise"). We plan to use these proceeds to support our continued growth, which may include sales and marketing expenditures, research and development activities, clinical trials, capital expenditures, and administrative and infrastructure investments.
Credit Arrangements
In October 2009, we entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 20, 2012, whereby we may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (“Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. As of June 30, 2012, we did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of our assets, except our intellectual property.

The Wells Credit Facility contains financial covenants requiring us to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities, and (ii) not exceed quarterly operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Since our customers operate in certain countries such as Greece, where adverse economic conditions persist, it increases the risk of our inability to collect amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $0.2 million as of June 30, 2012, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for Ventana and the Nellix Device.
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

Though we expect to begin to generate positive cash flows from operations before the end of 2012, if we require additional financing, we may not be able to do so on acceptable terms, if at all. Even if we are able to obtain such financing it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve leasing, hedging for our business, except for operating lease arrangements. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the accompanying Condensed Consolidated Financial Statements.

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of June 30, 2012, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by positioning our portfolio to appropriately respond to a significant reduction in the credit rating of any investment issuer or guarantor. At June 30, 2012, our investment portfolio solely consisted of money market instruments.
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
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Cook Medical Corporation v. Endologix, Inc.
We are currently involved in litigation with Cook Medical Incorporated (“Cook”). Cook alleges that we infringed two of its patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively (the "Patent Dispute"). The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (the "Court”), on October 8, 2009.
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
A motion for summary judgment, filed February 3, 2012, for the Patent Dispute, was denied by the Court on June 6, 2012. A motion for summary judgment on separate legal grounds for the Patent Dispute was filed on March 30, 2012 and is pending court decision. A trial date of October 29, 2012 has been scheduled.
We are raising numerous legal defenses in the Patent Dispute and we intend to continue our vigorous defense against Cook's claims. Although we believe that our defenses are meritorious, there is always the possibility of a settlement or an adverse judgment after trial which could result in monetary liability to us. Due to the nature of the Patent Dispute, we cannot presently estimate the amount, or range, of reasonably possible losses if such an event occurred.

Item 6.	EXHIBIT INDEX.

The following exhibits are filed or furnished herewith:

Exhibit 10.1	2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Endologix's Current Report on Form 8-K filed with the Commission on May 30, 2012).

Exhibit 10.2	Endologix, Inc. 2006 Employee Stock Purchase Plan, As Amended and Restated on July 1, 2012.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Lin Base Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Link Base Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link Base Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link Base Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

August 3, 2012	/s/ John McDermott
President and Chief Executive Officer

August 3, 2012	/s/ Robert J. Krist
Chief Financial Officer and Secretary