Form 10-Q
period 2012-09-30
ENDOLOGIX INC /DE/
filed 2012-11-01
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 25, 2012, there were 61,956,530 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$47,740	$20,035
Accounts receivable, net of allowance for doubtful accounts of $224 and $161, respectively.	19,616	15,542
Other receivables	302	405
Inventories	19,061	18,099
Prepaid expenses and other current assets	1,579	1,023
Total current assets	88,298	55,104
Property and equipment, net	4,951	4,454
Goodwill	28,969	27,073
Intangibles, net	43,399	43,439
Deposits and other assets	211	185
Total assets	$165,828	$130,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,487	$6,377
Accrued payroll	6,977	6,569
Accrued expenses and other current liabilities	2,264	1,003
Total current liabilities	18,728	13,949
Deferred income taxes	1,029	1,029
Deferred rent	—	8
Contingently issuable common stock	51,400	38,700
Total liabilities	71,157	53,686
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 62,365,676 and 58,577,484 shares issued, respectively. 61,870,976 and 58,082,784 shares issued and outstanding, respectively.	62	59
Additional paid-in capital	288,798	241,441
Accumulated deficit	(193,496)	(164,240)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive loss	(32)	(30)
Total stockholders’ equity	94,671	76,569
Total liabilities and stockholders’ equity	$165,828	$130,255
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$26,696	$22,302	$76,725	$60,025
Cost of goods sold	6,444	4,829	18,148	13,352
Gross profit	20,252	17,473	58,577	46,673
Operating expenses:
Research and development	3,076	3,628	11,886	12,812
Clinical and regulatory affairs	1,462	1,179	4,727	2,994
Marketing and sales	12,705	12,331	38,923	33,201
General and administrative	4,942	4,184	13,813	11,087
Contract termination and business acquisition expenses	—	1,300	422	1,730
Settlement costs	5,000	—	5,000	—
Total operating expenses	27,185	22,622	74,771	61,824
Loss from operations	(6,933)	(5,149)	(16,194)	(15,151)
Other income (expense):
Interest income	34	3	24	19
Interest expense	—	(19)	(3)	(28)
Gain on sale of equipment	—	—	—	141
Other expense, net	(101)	(38)	(86)	(45)
Change in fair value of contingent consideration related to acquisition	990	(1,400)	(12,700)	(10,000)
Total other income (expense)	923	(1,454)	(12,765)	(9,913)
Net loss before income tax expense	$(6,010)	$(6,603)	$(28,959)	$(25,064)
Income tax (expense) benefit	153	—	(297)	—
Net loss	$(5,857)	$(6,603)	$(29,256)	$(25,064)
Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.49)	$(0.44)
Shares used in computing basic and diluted net loss per share	61,327	56,961	59,224	56,365

Comprehensive loss:
Net loss	$(5,857)	$(6,603)	$(29,256)	$(25,064)
Foreign currency translation adjustment	(139)	—	(32)	—
Comprehensive loss	$(5,996)	$(6,603)	$(29,288)	$(25,064)
The accompanying notes are an integral part of these financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(29,256)	$(25,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,651	2,244
Stock-based compensation	3,522	3,164
Change in fair value of contingent consideration related to acquisition	12,700	10,000
Loss on sale of equipment	—	(141)
Changes in operating assets and liabilities:
Accounts receivable	(4,074)	(4,055)
Other receivables	103	407
Inventories	(957)	(7,126)
Prepaid expenses and other current assets	(582)	(668)
Accounts payable	(1,983)	699
Accrued payroll	407	1,929
Accrued expenses and other current liabilities	1,262	1,058
Settlement cost	5,000	—
Deferred revenue	(8)	—
Net cash used in operating activities	(12,215)	(17,553)
Cash flows from investing activities:
Purchases of property and equipment	(1,408)	(1,801)
Purchases of patent license	(100)	—
Business acquisition	(2,367)	—
Net cash used in investing activities	(3,875)	(1,801)
Cash flows from financing activities:
Proceeds from sale of common stock under secondary offering, net of expenses	40,069	—
Proceeds from sale of common stock under employee stock purchase plan	1,409	1,053
Proceeds from exercise of stock options	2,355	4,044
Repayments of long-term debt	—	(62)
Net cash provided by financing activities	43,833	5,035
Effect of exchange rate changes on cash and cash equivalents	(38)	—
Net increase (decrease) in cash and cash equivalents	27,705	(14,319)
Cash and cash equivalents, beginning of period	20,035	38,191
Cash and cash equivalents, end of period	$47,740	$23,872
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

The interim financial data as of September 30, 2012, and for the three and nine months ended September 30, 2012, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and nine months ended September 30, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

As part of the financial statement preparation process, the Company's management has evaluated whether significant events have occurred after the balance sheet date of September 30, 2012 through October 31, 2012, representing the date this Quarterly Report on Form 10-Q was filed with the SEC, and concluded that no additional disclosures or adjustments were required.

(c) Operating Segment

The Company has one reportable operating segment that is focused exclusively on the development, manufacture, marketing, and sale of ELG Systems for the treatment of aortic disorders. For the nine months ended September 30, 2012, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

2. Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to (i) collectibility of customer accounts; (ii) whether the cost of inventories can be recovered; (iii) the value assigned to, and estimated useful life of, intangible assets; (iv) realization of tax assets and estimates of tax liabilities; (v) likelihood of payment and value of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

contingent liabilities; and (vi) potential outcome of litigation. Such estimates are based on management's judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management's estimates.
The following critical accounting policies and estimates were used in the preparation of the accompanying Condensed Consolidated Financial Statements:
(i) Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(ii) Inventories
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
(iii) Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Useful Life
Office furniture, computer hardware, computer software, and production equipment	Three to eight years
Leasehold improvements	Shorter of useful life or remaining term of lease (with expected extensions)
Maintenance and repairs are expensed as incurred, while leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining lease term (including expected extensions). Upon sale or disposition of property and equipment, any gain or loss is included in the accompanying Condensed Consolidated Statement of Operations.
(iv) Goodwill and Intangible Assets

Useful Life
Goodwill	Indefinite lived
In-process research and development	Indefinite lived until commercial launch of underlying technology, then amortized over its then remaining useful life on a pro-rata basis
Developed technology	Ten years, amortized on a straight-line basis
Patents	Five years, amortized on a straight-line basis
Customer list	Three years, amortized on a pro-rata basis
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually as of June 30, or whenever events or changes in circumstances indicate that the asset might be impaired.
The Company evaluates the possible impairment of its long-lived assets, including finite lived intangible assets, (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable (there were no such events at September 30, 2012, and through the date this Quarterly Report on Form 10-Q was filed with the SEC); or (ii) in the case of indefinite lived intangible assets, at each annual impairment assessment date.
For purposes of impairment testing, the Company's entire ELG Systems business represents the lowest level of separately identifiable cash flows. The impairment evaluation utilizes the Company's ten-year operating plan (updated annually) in determining the undiscounted cash flows expected to be generated by its ELG Systems business through continuing operations. Such undiscounted cash flows are next compared to the carrying amount of the asset or asset group to determine if there is an indication of impairment.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The undiscounted net cash flows expected to be generated by the ELG Systems business exceeded its carrying amount as of June 30, 2012; therefore, this asset group is not considered to be impaired. Such conclusion is based upon management's significant judgments and estimates inherent in the Company's ten-year operating plan, including assumptions pertaining to revenue growth, expense trends, and working capital management. Accordingly, changes in the Company's business circumstances could adversely impact the future results of its assessment of long-lived asset impairment.
(v) Fair Value Measurements
The Company applies relevant GAAP in measuring the fair value of its Contingent Payment (see Note 9), and assigning fair value of assets acquired and liabilities assumed as part of its business combination accounting (see Note 12). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
(vi) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of this contingently issuable common stock are determined at each period end and are recorded in the other income/(expense) section of the accompanying Condensed Consolidated Statements of Operations, and the non-current liabilities section of the accompanying Condensed Consolidated Balance Sheet.
(vii) Fair Value of Financial Instruments
The carrying amount of the Company's financial instruments (consisting entirely of money market funds) included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets approximates fair value (utilizing Level 1 inputs) because of their ability to immediately convert to cash with minimal change in value.
(viii) Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:
•     Appropriate evidence of a binding arrangement exists with the customer;

•	The sales price for the ELG System (including device extensions and accessories) is established with the customer;

•	The ELG System has been used in an EVAR procedure, or the distributor has assumed title; and
•     Collection of the corresponding receivable is reasonably assured at the time of sale.
For sales made to hospitals, the Company recognizes revenue upon completion of an EVAR procedure, when the ELG Device is implanted in a patient. For sales made to distributors, the Company recognizes revenue when title passes, which is typically at the time of shipment, as this represents the period that the customer has assumed custody of the ELG System, without right of return, and assumed risk of loss.
The Company does not offer rights of return and has no post-delivery obligations, other than honoring a standard warranty.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(ix) Shipping Costs
Shipping costs billed to customers are reported within revenue, with the corresponding costs reported within costs of goods sold.
(x) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Condensed Consolidated Statement of Operations. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Condensed Consolidated Balance Sheets.
(xi) Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. The Company has recorded a full valuation allowance to reduce its net deferred tax assets to zero, because the Company believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made.
(xii) Net Income (Loss) Per Share
Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the three and nine months ended September 30, 2012 and 2011, options to purchase the common stock, restricted stock awards, and restricted stock units of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
(xiii) Research and Development Costs
Research and development costs are expensed as incurred.
(xiv) Product Warranty

Within six months of shipment, certain customers may request replacement of products they receive that do not meet product specifications; no other warranties are offered. The Company contractually disclaims responsibility for any damages associated with physician's use of its ELG System. Historically, the Company has not experienced a significant amount of costs associated with its warranty policy.

3. Stock-Based Compensation

Stock Options and Restricted Stock

The Company values stock-based awards, including stock options and restricted stock, as of the date of grant. The Company uses the Black-Scholes option-pricing model in valuing granted stock options. The fair value per share of granted restricted stock is equal to the Company's closing stock price on the date of grant.

The Company recognizes stock-based compensation expense (net of estimated forfeitures) using the straight-line method over the requisite or implicit service period, as applicable. Forfeitures are estimated at the time of grant and the forfiture assumption is periodically adjusted for actual activity.

Employee Stock Purchase Plan

Under the terms of the Company's 2006 Employee Stock Purchase Plan (the "ESPP"), eligible employees can purchase common stock through payroll deductions. The purchase price is equal to the closing price of the Company's common stock on

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

the first or last day of the offering period (whichever is less) minus a 15% discount.  The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.

Stock-Based Compensation Expense Summary

The Company classified related compensation expense in the accompanying Condensed Consolidated Statement of Operations, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2012 and 2011, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of goods sold	$183	$141	$387	$181
Operating expenses:
Research and development	165	238	498	653
Clinical and regulatory affairs	67	37	145	98
Marketing and sales	361	269	1,041	1,120
General and administrative	389	595	1,451	1,112
Total operating expenses	$982	$1,139	$3,135	$2,983

Total	$1,165	$1,280	$3,522	$3,164

4. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(5,857)	$(6,603)	$(29,256)	$(25,064)
Weighted average shares	61,327	56,961	59,224	56,365
Net loss per share - basic and diluted	$(0.10)	$(0.12)	$(0.49)	$(0.44)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Common stock options	3,484	13	3,679	429
Restricted stock awards	487	640	487	640
Restricted stock units	419	—	419	—
Total	4,390	653	4,585	1,069

5. Balance Sheet Account Detail

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(a) Inventories

Inventories are stated at the lower of cost or market value. Inventories consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$4,741	$3,260
Work-in-process	5,182	4,617
Finished goods	9,138	10,222
Inventories	$19,061	$18,099

(b) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	September 30, 2012	December 31, 2011
Goodwill	$28,969	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development (a)	$40,100	$40,100
Trademarks and trade names	2,708	2,708
Total indefinite lived intangibles	$42,808	$42,808

Finite lived intangibles
Developed technology	$—	$14,050
Accumulated amortization	—	(13,465)
Developed technology, net	$—	$585

Patent	$200	$100
Accumulated amortization	(75)	(54)
Patent, net	$125	$46

Customer list	$508	$—
Accumulated amortization	(42)	—
Customer list, net	$466	$—

Intangible assets (excluding goodwill), net	$43,399	$43,439
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
The Company recognized amortization expense on intangible assets during the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization expense	$52	$356	$648	$1,069
Estimated amortization expense for the remainder of 2012 and the three succeeding fiscal years (which includes estimated amortization of intangible assets to commence with the expected commercial launch of the Nellix Device in Europe during the second half of 2013) is as follows:

Amortization Expense
Remainder of 2012	$54
2013	268
2014	392
2015 and thereafter	39,977
6. Credit Facilities

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on October 9, 2012, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. As of September 30, 2012, the Company did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility carried a 0.2% unused commitment fee though May 19, 2012, when this fee was eliminated. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not exceed operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012 (the "Operating Loss Covenant"). The Wells Credit Facility also includes a negative covenant limiting 2012 capital expenditures to an aggregate $3.0 million.

The Company was not in compliance with the Operating Loss Covenant for the nine months ended September 30, 2012. The Company obtained a waiver for the breach of the Operating Loss Covenant from Wells on October 26, 2012, whereby Wells agreed to forbear from enforcing their default rights under the Wells Credit Facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$21,289	$20,320	$63,695	$52,280

Europe:
Direct	$1,692	$—	$4,071	$—
Distributor	431	640	1,612	2,703
Total Europe	$2,123	$640	$5,683	$2,703

Rest of World ("ROW"):
Latin America	$1,670	$354	$3,785	$3,190
Asia/Pacific	1,614	988	3,562	1,852
Total ROW	$3,284	$1,342	$7,347	$5,042

Revenue	$26,696	$22,302	$76,725	$60,025

U.S. The Company's U.S. sales were solely derived from its sales force, divided among twelve geographic sales regions.

Europe. For the three and nine months ended September 30, 2012, the Company's European sales were derived from (i) its direct European sales force (including dedicated sales agents), serving much of Western Europe, and (ii) five independent distributors serving the markets in Italy (through June 2012), Greece, Turkey, Poland, and Ireland. For the three and nine months ended September 30, 2011, the Company's European sales were derived solely from these independent distributors.

ROW. The Company's ROW sales were solely derived from independent distributors.

8. Commitments and Contingencies
(a) Leases

The Company leases its administrative, research, and manufacturing facilities in Irvine, California, and certain equipment, under long-term agreements that are accounted for as operating leases. The facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of September 30, 2012:

Remaining 2012	$143
2013	656
2014	474
2015 and thereafter	—
$1,273
(b) Employment Agreements and Retention Plan

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Company has entered into employment agreements with its officers and certain other “key employees” under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, upon a change in control of the Company, or by the employee for good reason. The payment will generally be equal to six months of the employee’s then current salary for termination by the Company without cause, and generally be equal to twelve months of salary if upon a change in control of the Company.

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
The Company had been involved in litigation with Cook Incorporated (“Cook”). Cook alleged that the Company infringed two of its patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively (the ”Patent Dispute”). The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (the ”Court”), on October 8, 2009.
On October 16, 2012, the Company entered into a settlement agreement with Cook for the Patent Dispute (the “Settlement Agreement”), which included a full release from liability for all asserted claims. Without admitting any liability, the Company agreed to make a one-time cash payment to Cook of $5.0 million, which is expected to occur in November 2012.
The Company's accrual for the $5.0 million Settlement Agreement is presented in the accompanying Condensed Consolidated Statements of Operations within operating expenses as settlement costs for the three and nine months ended September 30, 2012.

9. Contingently Issuable Common Stock
On December 10, 2010 (the “Nellix Closing Date”), the Company completed its acquisition of Nellix, Inc., a pre-revenue, AAA medical device company. The purchase price consisted of 3.2 million of the Company's common shares, issuable to the former Nellix stockholders as of the Nellix Closing Date, then representing a value of $19.4 million. Additional payments, solely in the form of the Company's common shares (the “Contingent Payment”), will be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”).
The ultimate value of the Contingent Payment will be determined on the date that each Nellix Milestone is achieved. The number of issuable shares will be established using an applicable per share price, which is subject to a ceiling and/or floor, resulting in a maximum of 10.2 million shares issuable upon the achievement of the Nellix Milestones.
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. At September 30, 2012, the Company's stock price closed at $13.82 per share. Thus, had the Nellix Milestones been achieved on September 30, 2012, the Contingent Payment would have comprised 4.2 million shares, representing a value of $58.0 million.
The value of the Contingent Payment is derived using a discounted income approach model, with a range of probabilities and assumptions related to the timing and likelihood of achievement of the Nellix Milestones (which include Level 3 inputs - see Note 2(v) and the Company's stock price (Level 1 input) as of the balance sheet date. These varying probabilities and assumptions and changes in the Company's stock price have required fair value adjustments of the Contingent Payment in periods subsequent to the Nellix Closing Date.
The per share price of the Company's common stock increased by $2.34, or 20%, between December 31, 2011 and September 30, 2012. The increase in the value of the Company's common stock was the primary driver affecting the increase in the fair value of the Contingent Payment during the nine months ended September 30, 2012.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Fair Value of Contingently Issuable Common Stock
December 31, 2011	$38,700
Fair value adjustment of Contingent Payment for nine months ended September 30, 2012	12,700
September 30, 2012	$51,400

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP.  The Company recorded a (benefit) provision for income taxes of $(0.2) million and $0.3 million for the three and nine ended September 30, 2012, respectively representing an ETR of (2.5)% and 1.0%, respectively.  The Company's ETR for the three and nine months ended September 30, 2012 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance of its deferred tax assets.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.

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

These two transactions resulted in gross proceeds to the Company of $40.3 million (net of $0.1 million withheld by Piper to cover their applicable legal fees). The Company's direct costs to complete this transaction, substantially consisting of legal fees and accounting fees, totaled $0.2 million and are reflected as a reduction of additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012, in accordance with applicable GAAP.

12. Business Combination

GVT Acquisition Overview
On July 2, 2012 (the “GVT Closing Date”), the Company terminated its exclusive distribution agreement with its Italian distributor, Global Vascular Technologies S.r.l. ("GVT"), in order to begin direct sales activity in Italy. Immediately after termination, the Company closed an asset purchase agreement for the underlying Italian distribution business from GVT for total consideration of $2.4 million (the “GVT Acquisition”). This business consists of (i) a trained and assembled sales workforce (on the GVT Closing Date, four former GVT sales employees joined the Company to assume similar roles), and (ii) various active distribution and direct sales agreements, which were assumed by the Company.

Since July 2, 2012, the results of operations of the GVT business, since renamed Endologix Italia S.r.l., have been included in the accompanying Condensed Consolidated Statements of Operations.

Direct Costs of the GVT Acquisition

The Company's direct costs of the GVT Acquisition included legal and accounting fees of $0.4 million. Such amount is included in contract termination and business acquisition expenses within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

GVT Purchase Price Allocation

The GVT purchase price of $2.4 million was allocated based on the preliminary fair value estimates of the acquired assets and liabilities (the Company expects to finalize the GVT purchase price allocation by December 31, 2012, upon completion of the valuation), and is as follows:

Identifiable intangible assets (customer list)	$500
Total identifiable net assets	500
Goodwill	1,867
Total purchase price allocation	$2,367

Identified intangible assets associated with the acquisition of GVT (customer list) will be amortized to general and administrative expense over the estimated period of benefit of three years. To estimate fair value of the customer list, the Company used the “income approach” which is a valuation technique that converts future expected net cash flows to be derived from this asset into a single, present-valued amount.

Goodwill

Goodwill presented above of $1.9 million represents the difference of the GVT purchase price of $2.4 million minus the net identifiable intangible asset acquired.

Applicable GAAP requires that the value of a trained and assembled workforce be included in goodwill, and not presented as a separate intangible asset. The four sales employees hired as part of the GVT Acquisition are clinically adept with the Company's ELG System; have long-standing professional relationships with Italian distributors and physicians; and have a high degree of sales experience within the Italian EVAR market. The Company believes these acquired employees will provide the foundation for meaningful revenue growth in Italy, which is widely recognized as the second-largest EVAR market in Europe.

In accordance with applicable GAAP, the Company will not amortize goodwill associated with the GVT acquisition. Goodwill is subject to annual impairment testing. The goodwill resulting from the GVT acquisition is expected to be amortized over 18 years for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma financial information is presented to reflect the results of the Company's consolidated operations for the three and nine months ended September 30, 2012 and 2011, as if the acquisition of GVT had occurred on January 1, 2011. Adjustments have been made to (i) revenue for estimates of increased sales prices, had the sales been made directly to our former distributor's customers; (ii) operating expenses for increased payroll costs related to four additional sales employees; and (iii) operating expense decreases for the exclusion of one-time transactions costs directly associated with the GVT Acquisition. These pro forma results have been prepared for general comparative purposes only and may not be indicative of what operating results would have been, had the acquisition actually taken place on January 1, 2011, and may not be indicative of future operating results.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	(Pro Forma)
	Three Months Ended September 30,
	2012	2011
Revenue	$26,696	$22,378
Cost of goods sold	6,444	4,829
Total operating expenses	27,185	22,770
Net loss	(5,857)	(6,676)
Net loss per share - basic and diluted	(0.10)	(0.12)
	(Pro Forma)
	Nine Months Ended September 30,
	2012	2011
Revenue	$76,910	$60,346
Cost of goods sold	18,148	13,352
Total operating expenses	74,647	62,271
Net loss	(28,947)	(25,190)
Net loss per share - basic and diluted	(0.49)	(0.45)

13. Subsequent Event

The Company settled patent litigation with Cook Incorporated for $5.0 million on October 16, 2012. See Note 8(c) for further discussion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
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
We sell our products through our U.S. and European sales force. In certain European countries, and in other parts of the world, we sell our products through third-party distributors.
We have continued to execute our mission in 2012 of being the leading innovator of medical devices for the treatment of aortic disorders, by:

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

•
Unique, Minimally Invasive Delivery System. In the majority of procedures, our ELG System requires only a small surgical incision in one leg. The other leg needs only percutaneous placement of an introducer sheath, three millimeters in diameter. Our competitors' ELG systems typically require surgical exposure of the femoral artery in both legs to introduce the multiple components.

•
Preserves Aortic Bifurcation. Our ELG Device allows for future endovascular procedures when continued access across the aortic bifurcation is required. Approximately 30% of AAA patients also have peripheral arterial disease (“PAD”).  The preferred endovascular approach to treat a patient with PAD is to access from one side of the groin and to cross over the aortic bifurcation to treat the lesion on the other side.  Our ELG Device is the only device presently available that preserves the physician's ability to go back over the aortic bifurcation for future interventions. This is a meaningful feature of our ELG System, as many AAA patients are living longer and having more procedures for PAD.

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
•Peek. Peek was the name of our original ELG Device delivery system. This system was replaced in all markets (except Japan), first by Visiflex, and subsequently by IntuiTrak.
•IntuiTrak. In October 2008, we received Food and Drug Administration ("FDA") approval for IntuiTrak, which had an improved catheter delivery system to deliver and deploy our ELG Device.
•IntuiTrak Express. In March 2009, we received FDA approval for a delivery system to deliver our 34mm diameter ELG Device extensions.
•AFX. In June 2011, we received FDA approval for our AFX Endovascular AAA System ("AFX"), which we believe provides physicians with improved vascular access and enhanced sealing characteristics of our ELG Device. We began a full commercial launch of AFX in the U.S. in August 2011. AFX subsequently replaced IntuiTrak in the U.S., Brazil, Argentina, and in most of Europe. We expect AFX to be commercialized in other international markets during late 2012 and 2013.
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
PEVAR
Vascular access for endovascular repair ("EVAR") requires femoral artery exposure (commonly referred to as surgical “cut-down”) of one or both femoral arteries, allowing for introduction of ELG systems. Complications from femoral artery exposure is an inherent risk of current EVAR practice.  Percutaneous EVAR ("PEVAR") procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via needle-puncture of the skin (i.e., a percutaneous approach). Based upon peer reviewed literature, advantages to the patient and to the health care system of an entirely percutaneous EVAR procedure are reduced surgical procedure times, less post-operative pain, and fewer wound complications.
In 2010, we initiated a PEVAR pivotal clinical trial. The first PEVAR patient was treated at Oklahoma Heart Hospital in April 2010. In February 2012, we completed our clinical trial enrollment at 20 U.S. sites. Patients in this clinical trial were treated with our IntuiTrak system. The clinical trial utilized a “pre-close” technique, facilitated by the Abbott Vascular, Inc. Prostar® XL Percutaneous Vascular Surgical System or Perclose ProGlide® Suture-Mediated Closure System. We have submitted our clinical results to the FDA. We believe that we will receive FDAapproval for percutaneous delivery of AFX by the end of 2012.
Xpand

The Xpand Stent Graft ("Xpand") is an ePTFE covered balloon expandable stent graft used in conjunction with Ventana (defined below) to treat patients with short aortic necks (< 15 millimeters), either juxtarenal abdominal aortic aneurysms ("JAA") or pararenal abdominal aortic aneurysms ("PAA").
Ventana
It is estimated that 20% to 30% of diagnosed AAAs are not treatable with currently-approved ELG devices, due to the aneurysm's proximal location to the renal arteries. This includes JAA and PAA patents, as well as patients with short aortic necks (< 15 millimeters). The Ventana Fenestrated Stent Graft System (“Ventana”) potentially provides these patients with a less-invasive alternative to open surgical repair, and a life-saving alternative for patients unsuitable for surgery.
In January 2012, we received Investigational Device Exemption ("IDE") approval from the FDA to begin a U.S. clinical trial to evaluate Ventana for the treatment of patients with JAA and PAA and short aortic necks.
In February 2012, we enrolled the first patient in our U.S. clinical trial to evaluate Ventana. Ventana is designed to be used with AFX and Xpand. Though AFX is commercially available in the U.S., Brazil, Argentina, and much of Europe, Ventana and Xpand are not approved for marketing in the U.S. or abroad, and are restricted to investigational use only. Depending upon the clinical trial enrollment and clinical results, we believe we will receive FDA premarket approval for Ventana in 2015, and CE Mark approval by the end of 2012.
Nellix
On December 10, 2010, we completed our acquisition of Nellix (see Note 9 to the accompanying Condensed Consolidated Financial Statements). Using the technology we acquired in this acquisition, we are developing a next generation device- the Nellix EndoVascular Aneurysm Sealing System (the "Nellix Device") to treat infrarenal AAA. The Nellix Device is not approved for marketing in the U.S. or abroad and is presently restricted to international investigational use.
We received CE Mark approval of our current version of the Nellix Device on September 6, 2012. However, we are completing some design and process enhancements before we commercially launch the Nellix Device. We believe we will receive CE Mark approval for the enhanced version of the Nellix Device in the first half of 2013, upon which we will commence our limited market introduction in Europe. We also expect to file our IDE with the FDA in the first half of 2013, after we complete these design and process enhancements.

We believe that the Nellix Device represents groundbreaking technology for endovascular repair of AAA. Anticipated advantages of the Nellix Device include: (i) a low profile delivery system (17 french outer diameter), which is beneficial for patients with small access vessels; (ii) improved ELG device fixation; (iii) simple and intuitive procedure steps; (iv) reduced procedure time; (v) low expected reintervention rate; and (vi) the potential for reduced follow up resulting in lower overall costs.

Results of Operations

Operations Overview - Three and Nine Months Ended September 30, 2012 versus 2011
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenue	$26,696	100.0%	$22,302	100.0%	$76,725	100.0%	$60,025	100.0%
Cost of goods sold	6,444	24.1%	4,829	21.7%	18,148	23.7%	13,352	22.2%
Gross profit	20,252	75.9%	17,473	78.3%	58,577	76.3%	46,673	77.8%
Operating expenses:
Research and development	3,076	11.5%	3,628	16.3%	11,886	15.5%	12,812	21.3%
Clinical and regulatory affairs	1,462	5.5%	1,179	5.3%	4,727	6.2%	2,994	5.0%
Marketing and sales	12,705	47.6%	12,331	55.3%	38,923	50.7%	33,201	55.3%
General and administrative	4,942	18.5%	4,184	18.8%	13,813	18.0%	11,087	18.5%
Contract termination and business acquisition expenses	—	—%	1,300	5.8%	422	0.6%	1,730	2.9%
Settlement costs	5,000	18.7%	—	—%	5,000	6.5%	—	—%
Total operating expenses	27,185	101.8%	22,622	101.4%	74,771	97.5%	61,824	103.0%
Loss from operations	(6,933)	(26.0)%	(5,149)	(23.1)%	(16,194)	(21.1)%	(15,151)	(25.2)%
Total other income (expense)	923	3.5%	(1,454)	(6.5)%	(12,765)	(16.6)%	(9,913)	(16.5)%
Net loss before income tax expense	(6,010)	(22.5)%	(6,603)	(29.6)%	(28,959)	(37.7)%	(25,064)	(41.8)%
Income tax (expense) benefit	153	0.6%	—	—%	(297)	(0.4)%	—	—%
Net loss	$(5,857)	(21.9)%	$(6,603)	(29.6)%	$(29,256)	(38.1)%	$(25,064)	(41.8)%

Comparison of the Three Months Ended September 30, 2012 versus 2011

Revenue

	Three Months Ended September 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Revenue	$26,696	$22,302	$4,394	19.7%

Our 19.7% revenue increase of $4.4 million over the prior year period resulted from:

(i) $1.0 million increase in U.S. sales due to (a) the expansion of our U.S. sales force through the addition of clinical specialists that exclusively provide field support to our sales representatives, increasing overall sales force productivity, and (b)the continued adoption of AFX which was launched in the U.S. in August 2011;

(ii) $1.5 million increase in European sales due to our transition from a significant third-party distributor to a more effective direct sales organization beginning in September 2011; and

(iii) $1.9 million increase in ROW sales due to improved market penetration by our international distributors, particularly in South America. In addition, ROW sales growth was aided by the July 2010 launch of AFX in Brazil and Argentina, and IntuiTrak orders by our distributor in Japan (in anticipation of Japanese regulatory approval), beginning in March 2012.

During the three months ended September 30, 2012, our European sales were derived from (i) our developing direct European sales force (including dedicated agents), serving the markets of Austria, Belgium, the Czech Republic, Denmark, France, Germany, Italy (beginning July 2, 2012), Luxembourg, the Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland), and (ii) five independent distributors serving the markets in Italy (through June 30, 2012), Greece, Turkey, Poland, and Ireland. For the three months ended September 30, 2011, our European sales were solely derived from independent distributors. Our direct sales force in Europe began operations in September 2011.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Cost of goods sold	$6,444	$4,829	$1,615	33.4%
Gross profit	20,252	17,473	2,779	15.9%
Gross margin percentage (gross profit as a percent of revenue)	75.9%	78.3%	(2.4)%
The $1.6 million increase in cost of goods sold was driven by our revenue increase of $4.4 million.

Gross margin for the three months ended September 30, 2012 decreased to 75.9% from 78.3% for the three months ended
September 30, 2011. This decrease is primarily due to (i) royalty expenses which were not present in the prior year period and
(ii) an 11.6% decline in the value of the Euro relative to the U.S. dollar. These decreases were partially offset by a greater proportion of our current period revenue derived from our direct sales force, as opposed to distributor sales.
Operating Expenses

	Three Months Ended September 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Research and development	$3,076	$3,628	$(552)	(15.2)%
Clinical and regulatory affairs	1,462	1,179	283	24.0%
Marketing and sales	12,705	12,331	374	3.0%
General and administrative	4,942	4,184	758	18.1%
Contract termination and business acquisition expenses	—	1,300	(1,300)	(100.0)%
Settlement costs	5,000	—	5,000	100.0%
Research and Development. The $0.6 million decrease in research and development expenses was primarily driven by decreasing Ventana development activities, as the device reaches the final stages of development and progresses towards production and commercialization.
Clinical and Regulatory Affairs. The $0.3 million increase in clinical affairs was primarily driven by the continued enrollment and follow-up costs associated with our Ventana clinical trial and our efforts to achieve CE Mark approval of the Ventana and Nellix devices.
Marketing and Sales. The $0.4 million increase in marketing and sales expenses for the three months ended September 30, 2012, as compared to the prior year period, was primarily related to marketing costs to support the growth of our U.S. business, and costs related to our direct sales force in Europe (which was largely not present in the prior year period), offset by a decrease in variable compensation expense of $0.9 million in the U.S.

We expect that sales and marketing expense will remain significantly above prior year amounts due to the continued expansion of our U.S. and European sales forces.
General and Administrative. The $0.8 million increase in general and administrative expenses is attributable to (i) additional personnel to support our business growth; (ii) increased travel expenses associated with, and leading to, the expansion of our European operations; and (iii) professional service fees to develop our global legal structure.
Contract Termination and Business Acquisition Expenses. In the prior year period we early terminated our distribution agreement with our former pan-European distributor in return for a $1.3 million termination fee.  This early termination allowed us to begin selling our products in most of western Europe through our direct sales force, beginning September 1, 2011.
Settlement Costs. Settlement costs of $5.0 million in the current period represents our accrual to settle a patent dispute with Cook Incorporated (see Note 8 to our accompanying Condensed Consolidated Financial Statements).
Provision for Income Taxes

	Three Months Ended September 30,
	2012	2011	Variance
	(in thousands)
Income tax benefit	$153	$—	$153
Our income tax benefit was $0.2 million and our effective tax rate was (2.5)% for the three months ended September 30, 2012. During the third quarter of 2012, we made adjustments to our estimate of income tax payable for 2012, which had the effect of reducing our income tax provision in the current period. During the three months ended September 30, 2012, we had operating legal entities in the U.S., Italy, and the Netherlands (including registered sales branches in certain countries in Europe). We had a single operating legal entity in the U.S. during the prior year period until September 2011, when we formed operating legal entities in the Netherlands to begin direct sales activity in Europe.

Comparison of the Nine Months Ended September 30, 2012 versus 2011

Revenue

	Nine Months Ended September 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Revenue	$76,725	$60,025	$16,700	27.8%

Our 27.8% revenue increase of $16.7 million over the prior year period resulted from:

(i) $11.4 million increase in U.S. sales due to the (a) expansion of our U.S. sales force through the addition of clinical specialists that exclusively provide field support to our sales representatives, increasing overall sales force productivity and (b) the continued adoption of AFX which was launched in the U.S. in August 2011;

(ii) $3.0 million increase in European sales due to our transition from a significant third-party distributor to a more effective direct sales organization beginning in September 2011; and

(iii) $2.3 million increase in ROW sales due to improved market penetration by our international distributors, particularly in South America. In addition, ROW sales growth was aided by the July 2012 launch of AFX in Brazil and Argentina, and IntuiTrak orders by our distributor in Japan (in anticipation of Japanese regulatory approval), beginning in March 2012.

During the nine months ended September 30, 2012, our European sales were derived from (i) our developing direct European sales force (including dedicated agents), serving the markets of Austria, Belgium, the Czech Republic, Denmark, France, Germany, Italy (beginning July 2, 2012), Luxembourg, the Netherlands, Romania, Sweden, Switzerland, and the United Kingdom (excluding Northern Ireland), and (ii) five independent distributors serving the markets in Italy (through June 30,

2012), Greece, Turkey, Poland, and Ireland. For the nine months ended September 30, 2011, our European sales were solely derived from independent distributors.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Cost of goods sold	$18,148	$13,352	$4,796	35.9%
Gross profit	58,577	46,673	11,904	25.5%
Gross margin percentage (gross profit as a percent of revenue)	76.3%	77.8%	(1.5)%
The $4.8 million increase in cost of goods sold was driven by our revenue increase of $16.7 million.

Gross margin for the nine months ended September 30, 2012 decreased to 76.3% from 77.8% for the nine months ended
September 30, 2011. This decrease is primarily due to (i) royalty expenses which were not present in the prior year period and
(ii) an 8.9% decline in the value of the Euro relative to the U.S. dollar. These decreases were partially offset by a greater proportion of our current period revenue derived from our direct sales force, as opposed to distributor sales.
Operating Expenses

	Nine Months Ended September 30,
	2012	2011	Variance	Percent Change
	(in thousands)
Research and development	$11,886	$12,812	$(926)	(7.2)%
Clinical and regulatory affairs	4,727	2,994	1,733	57.9%
Marketing and sales	38,923	33,201	5,722	17.2%
General and administrative	13,813	11,087	2,726	24.6%
Contract termination and business acquisition expenses	422	1,730	(1,308)	(75.6)%
Settlement costs	5,000	—	5,000	100.0%
Research and Development. The $0.9 million decrease in research and development expenses was primarily driven by decreasing Ventana development activities, as this device reaches the final stages of development and progresses towards production and commercialization. This decrease was partially offset by a $1.0 million purchase in the current period (accounted for as an expense) for an exclusive license to patents covering the polymer used in our Nellix Device.
Clinical and Regulatory Affairs. The $1.7 million increase in clinical affairs was primarily driven by the continued enrollment and follow-up costs associated with our PEVAR and Ventana clinical trials and our efforts to achieve CE Mark approval of Ventana and the Nellix Device.
Marketing and Sales. The $5.7 million increase in marketing and sales expenses for the nine months ended September 30, 2012, as compared to the prior year period, was primarily related to marketing costs to support the growth of our U.S. business, costs related to our direct sales force in Europe (which was largely not present in the prior year period), and an increase in variable compensation expense of $0.9 million, driven by an increase in U.S. revenue of 27.8%.
General and Administrative. The $2.7 million increase in general and administrative expenses is attributable to (i) additional personnel to support our business growth; (ii) increased travel expenses associated with the expansion of our European operations; and (iii) professional service fees to develop our global legal structure.

Contract Termination and Business Acquisition Expenses.  Current period expense of $0.4 million is associated with professional fees incurred as part of the July 2012 acquisition of our Italian distributor's business.  In the prior year period we early terminated a distribution agreement with two former European distributors for aggregate termination fees of $1.7 million.  These actions allowed us to begin selling our products through our direct sales force in most of western Europe, beginning September 1, 2011, and in Italy, beginning July 2, 2012.

Settlement Costs.  Settlement costs of $5.0 million in the current period represents our accrual to settle a patent dispute with Cook Incorporated.
Provision for Income Taxes

	Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands)
Income tax expense	$297	$—	$297
For the nine months ended September 30, 2012, our provision for income taxes was $0.3 million and our effective tax rate was 1.0% for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we had operating legal entities in the U.S., Italy, and the Netherlands (including registered sales branches in certain countries in Europe). We had a single operating legal entity in the U.S. during the prior year period until September 2011, when we formed operating legal entities in the Netherlands to begin direct sales activity in Europe.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2012, December 31, 2011, and September 30, 2011:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands, except financial metrics data)
Cash and cash equivalents	$47,740	$20,035	$23,872
Accounts receivable, net	$19,616	$15,542	$16,267
Total current liabilities	$18,728	$13,949	$15,127
Working capital surplus (a)	$69,570	$41,155	$41,930
Days sales outstanding ("DSO") (b)	68	68	67
Current ratio (c)	4.71	3.95	3.77

(a) total current assets minus total current liabilities.
(b) net accounts receivable divided by the quarter's net revenue, then multiplied by 92 days.
(c) total current assets divided by total current liabilities.
Operating Activities
Cash used in operating activities was $12.2 million for the nine months ended September 30, 2012, as compared to cash used in operating activities of $17.6 million in the prior year period. The decrease in cash used in operating activities is primarily a function of particularly large inventory expenditures in the prior year period to prepare for our August 2011 launch of AFX.
During the nine months ended September 30, 2012 and 2011, our cash collections from customers totaled $72.7 million and $56.2 million, respectively, representing 94.7% and 93.6% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2012 was $3.9 million and consisted of (i) machinery and equipment purchases for the production of our ELG Systems; (ii) expenditures for various information technology enhancements; and (iii) our acquisition of our former Italian distributor's business.
Financing Activities
Cash provided by financing activities was $43.8 million for the nine months ended September 30, 2012, as compared to cash provided by financing activities of $5.0 million in the prior year period. The $43.8 million of cash provided by financing activities was attributable to our (i) $40.1 million of net proceeds from the June 2012 Equity Raise (discussed below); (ii) proceeds of $2.4 million from the exercise of stock options; and (iii) proceeds of $1.4 million from our sale of stock through our employee stock purchase plan.
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
These two transactions resulted in net proceeds to us of $40.1 million (the "June 2012 Equity Raise"). We plan to use these proceeds to support our continued growth, which may include sales and marketing expenditures, research and development activities, clinical trials, business expenditures, and administrative and infrastructure investments.
Credit Arrangements
In October 2009, we entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on October 9, 2012, whereby we may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. As of September 30, 2012, we did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of our assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring us to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not exceed operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012 (the "Operating Loss Covenant"). The Wells Credit Facility carried a 0.2% unused commitment fee through May 19, 2012, when this fee was eliminated. The Wells Credit Facility also includes a negative covenant limiting 2012 capital expenditures to an aggregate $3.0 million.

We were not in compliance with the Operating Loss Covenant for the nine months ended September 30, 2012. We obtained a waiver for the breach of the Operating Loss Covenant from Wells on October 26, 2012, whereby Wells agreed to forbear from enforcing their default rights under the Wells Credit Facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If we encounter difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Since our customers operate in certain countries such as Greece, where adverse economic conditions persist, it increases the risk of our inability to collect amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $0.2 million as of September 30, 2012, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for Ventana and the Nellix Device.

The timing and amount of our future capital requirements will depend on many factors, including:

•	the need for working capital to support our sales growth;

•	the need for additional capital to fund future development programs;

•	the need for additional capital to fund our sales force expansion;

•	the need for additional capital to fund strategic acquisitions;

•	our requirements for additional facility space or manufacturing capacity;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcomes from potential litigation and the cost to defend such litigation.

We believe that our cash resources are adequate to operate our business. We expect to generate positive cash flows from operations before the end of 2012. In the event we require additional financing in the future, it may not be available on commercially reasonable terms, if possible at all. Even if we are able to obtain financing, it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that is not expressly reflected in the accompanying Condensed Consolidated Financial Statements.

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of September 30, 2012, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by positioning our portfolio to appropriately respond to a significant reduction in the credit rating of any investment issuer or guarantor. At September 30, 2012, our investment portfolio solely consisted of money market instruments.
Foreign Currency Transaction Risk. While a majority of our business is denominated in the United States dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results.

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
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

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
Cook Incorporated v. Endologix, Inc.
We had been involved in litigation with Cook Incorporated (“Cook”). Cook alleged that we infringed two of its patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively (the "Patent Dispute"). The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana (the "Court”), on October 8, 2009.
On October 16, 2012, we entered into a Settlement Agreement with Cook for the Patent Dispute (the “Settlement Agreement”), which included a full release of all asserted claims. Without admitting any liability, we agreed to make a one-time cash payment to Cook of $5.0 million, which is expected to occur in November 2012.

The Company's accrual for the $5.0 million settlement value is presented within operating expenses as settlement costs for the three and nine months ended September 30, 2012 of the accompanying Condensed Consolidated Statements of Operations.

Item 6.	EXHIBIT INDEX.

The following exhibits are filed or furnished herewith:

Exhibit 10.1	Form of Employee Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan.
Exhibit 10.2	Form of Director Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Lin Base Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Link Base Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link Base Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link Base Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

October 31, 2012	/s/ John McDermott
President and Chief Executive Officer

October 31, 2012	/s/ Robert J. Krist
Chief Financial Officer and Secretary