Form 10-K
period 2012-12-31
ENDOLOGIX INC /DE/
filed 2013-03-14
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
  _______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $955,038,220 (based upon the $15.44 closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2012, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On February 28, 2013, approximately 62,654,131 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2013.

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions including, among other things:

•	continued market acceptance of our endovascular systems;

•	our ability to successfully commercialize products which incorporate the technology obtained as part of the Nellix acquisition;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively manage our business and keep pace with our anticipated revenue growth;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	our ability to effectively develop new or complementary technologies;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to manufacture our endovascular systems to meet demand;

•	the nature of regulatory requirements that apply to us, our suppliers, and competitors, and our ability to obtain and maintain any required regulatory approvals;

•	our ability to maintain adequate liquidity to fund our operational needs;

•	our ability to effectively compete with the products offered by our competitors;

•	general macroeconomic and world-wide business conditions; and

•	other risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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
***
Endologix®, AFX® , IntuiTrak®, Xpand®, Powerlink® , Powerlink XL®, and Nellix® are registered trademarks of Endologix, Inc., IntuiTrak Express™, PowerFit™, Ventana™, and their respective logos are trademarks of Endologix, Inc. Other trademarks used in this Annual Report on Form 10-K are the property of their respective holders.

PART I

Item 1.	Business

Company Overview
Endologix, Inc. ("Endologix," the "Company," "we," "us," or "our") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal product is a stent graft and accompanying delivery system (our "ELG System"), for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of our ELG System (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors, provide the sole source of our reported revenue.
Our ELG System consists of (i) a self-expanding cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (our "ELG Device") and (ii) an accompanying delivery system. Once our ELG Device is fixed in its proper position within the abdominal aorta, it provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.
In February 2013, we commenced a limited market introduction of our next generation device to treat AAA, the Nellix System (see "Nellix" section below).
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
The overall patient mortality rate for ruptured AAA is approximately 80%, making it among the leading causes of death in the U.S. Once diagnosed, patients with AAA require either non-invasive monitoring, or depending on the size and rate of growth of the AAA, will require EVAR or open surgical repair.
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
Today, approximately 70% of all treated AAAs in the U.S. are repaired through EVAR, and 30% through open surgical repair.  Although EVAR has many key advantages over open surgical repair, many patients are not candidates for EVAR due to the limitations of the current EVAR devices to treat a wide range of AAA anatomies. We are developing new ELG systems that we believe, within the next five years, will allow us to address at least 90% of all diagnosed AAAs.
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
Market Size

In the U.S. alone, it is estimated that between 1.2 million and 2.0 million people have an AAA. Over 200,000 people were diagnosed with AAA in the U.S. in 2011. Of those diagnosed with an AAA, approximately 68,000 people underwent an AAA repair procedure in the U.S., of which approximately 44,000 were addressed through EVAR (utilizing an ELG system).

Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Most AAA patients do not have symptoms at the time of their initial diagnosis. AAAs generally are discovered coincidentally during procedures to treat or diagnose unrelated medical conditions.

Since AAAs generally arise in people over the age of 65 and come with little warning, initiatives have been undertaken to increase its screening. The most prominent of these initiatives is the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law in the U.S. on February 8, 2006, and began providing coverage on January 1, 2007. SAAAVE provides for a one-time free of charge AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease. This screening is provided as part of the “Welcome to Medicare” physical.

The age 65 and over population in the U.S. presently numbers approximately 40 million, or 13% of the total population, and is expected to grow to 47 million by 2015. Accordingly, we believe that AAA treatments will naturally increase over time, given this demographic trend.

We estimate that the current annual worldwide EVAR market size for our ELG System is approximately $1.0 billion, which includes an approximate $610 million market size in the U.S. The worldwide aortic stent graft market (including thoracic stent grafts, for which we have future product development plans, but do not currently have an approved product) is expected to grow to $2.0 billion by 2016.
Our Mission
Our mission is to be the leading innovator of medical devices to treat aortic disorders. Key elements of our strategy to accomplish this mission are as follows:

•	Focus exclusively on the aorta for the commercialization of innovative products.

•	Design and manufacture ELG Systems that are easy to use and result in excellent clinical outcomes.

•	Provide exceptional clinical and technical support to physicians through an experienced and knowledgeable sales and marketing organization.
Our Products
Our ELG System
Our ELG System consists of our ELG Device and catheter delivery system, branded under the names Powerlink, IntuiTrak, and AFX. We believe that our ELG System offers the following advantages over competitors:

•
Anatomical Fixation. Our ELG Device is unique in that the main body of the device sits on the patient's natural aortoiliac bifurcation. This provides a solid foundation for the long-term stability of the device. Alternative ELG devices rely on hooks, barbs and radial force to anchor within the aorta (generally referred to as "proximal fixation") near the renal arteries. We have proven in our clinical studies that anatomical fixation inhibits device migration within the aorta due to the inherent foundational support of the patients own anatomy.

•
Unique, Minimally Invasive Delivery System. In the majority of procedures, our ELG System requires only a small incision in one leg. The other leg needs only percutaneous placement of a non-surgical introducer sheath, three millimeters in diameter. With the expected FDA approval of our totally percutaneous EVAR in the first half of 2013 (see "PEVAR" section below), we will have the only FDA approval for a label for this advantageous treatment option. Our competitors' ELG systems typically require surgical exposure of the femoral artery in both legs to introduce multiple device components.

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

See the "Nellix" section below regarding our February 2013 limited market introduction of our next-generation device to treat AAA.
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
Our Product Evolution
Our core ELG System was first commercialized in Europe in 1999 and in the U.S. in 2004. We initially branded it as the Powerlink System ("Powerlink"). As our ELG System evolved, we branded Powerlink under the names Visiflex, IntuiTrak, and AFX. In February 2013, we began the European launch of our next-generation device to treat AAA, branded as Nellix.
•Visiflex. Visiflex was our original ELG System.
•IntuiTrak. In October 2008, we received FDA approval for IntuiTrak. We received CE Mark approval for IntuiTrak in March 2010, and Shonin approval in December 2012. IntuiTrak provided an updated delivery system that further simplified the implant procedure for physicians and lowered its profile from Visiflex.
•AFX. In June 2011 and November 2011, we received FDA approval and CE Mark approval, respectively, for our AFX Endovascular AAA System ("AFX"). We believe AFX provides physicians with further improved vascular access and more precise deployment of our ELG Device, as compared to IntuiTrak. We began a full commercial launch of AFX in the U.S. in August 2011 and in numerous international markets in 2012.
•Nellix.  In January 2013, we received CE Mark approval of the Nellix System.  In February 2013, we commenced a limited market introduction of the Nellix System in Europe.  We hope to receive FDA premarket approval in 2016.
We believe that the Nellix System represents groundbreaking technology for EVAR of AAA. Unlike all currently available ELG devices, which leave the AAA sac fully intact, the Nellix System seals the AAA sac with a biostable polymer to reduce the potential for endoleaks and secondary interventions.

Manufacturing and Supply
All of our commercial products are manufactured, assembled, and packaged at our 60,000 square foot leased facilities in Irvine, California.
We rely on third parties for the supply of certain components used in our ELG System, such as the wire used to form our cobalt chromium alloy stent. While we obtain some of these components from single source suppliers, we believe there are alternative vendors for the supply of the vast majority of our required components. Many of our third party manufacturers go through a formal qualification and approval process, including periodic renewal to ensure fitness for use and compliance with applicable FDA requirements and International Organization for Standardization ("ISO") 13485 requirements, and/or other required quality standards. Additionally, we actively manage supply risk with our key suppliers through a combination of negotiating favorable terms of supply agreements, maintaining strategic inventory levels, and maintaining frequent communications with our suppliers.
Marketing and Sales
We market and sell our ELG System in the U.S. and in several European countries through a direct sales force and network of agents. In certain other European countries and in Asia, South America, and Mexico, we sell our ELG System through exclusive independent distributors. As of February 28, 2013, we marketed our ELG System in 23 countries outside of the U.S. through 13 independent distributors.
U.S. We market and sell our products in the U.S. through a direct sales force consisting of (as of December 31, 2012) 67 sales representatives and 13 clinical specialists. The primary customer and decision maker for ELG systems in the U.S. is the vascular surgeon, and to a lesser extent, the interventional radiologist and cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and 4,700 physicians in the U.S. that perform EVAR. Approximately 82% of our revenues for the year ended December 31, 2012 were generated from sales of our ELG System in the U.S.
Europe. Prior to September 2011, our reported revenue to customers outside of the U.S. had been generated exclusively through third-party distributors. As of September 1, 2011, upon mutual agreement for the termination of distribution rights with a significant European distributor, we began direct sales operations in most of Western Europe. Our direct sales, clinical specialists, and training personnel number 20 as of December 31, 2012. Approximately 8% of our revenues for the year ended December 31, 2012 were generated from sales of our ELG System in Europe.
Asia Pacific. We commenced commercial sales in Japan in February 2007 after receipt of Japanese regulatory, or Shonin, approval. We have had limited commercial sales in China since September 2009. Approximately 5% of our revenues for the year ended December 31, 2012 were generated from distributor sales of our ELG System in Asia.

South America and Mexico. We have applicable regulatory approvals for Mexico, Argentina, Brazil, Chile, and Colombia. We commenced sales in South America and in Mexico in December 2007. Approximately 5% of our revenues for the year ended December 31, 2012 were generated from distributor sales of our ELG System in South America and Mexico.
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
We experience significant competition and we expect that the intensity of competition will increase over time. For example, our major competitors - Medtronic, Inc., W.L. Gore Inc., and Cook Medical Products, Inc. each have obtained full regulatory approval for their ELG systems in the U.S. and Europe. In addition to these major competitors, we also have smaller competitors, and emerging competitors with active ELG system development programs.
Many of our competitors have substantially greater capital resources than we do. Many also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing, marketing, and sales. In addition, these competitors have multiple product offerings, which some physicians may find more convenient when developing business relationships. We also compete with other medical device companies for clinical trial sites and for the hiring of qualified personnel, including sales representatives.
Clinical Trials and Product Developments
Overview
We incurred expenses of $22.9 million in 2012, $21.2 million in 2011, and $11.2 million in 2010, on research and development activities and clinical studies. Our focus is to continually develop innovative and cost-effective medical devices for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Historically, we have focused on developing our ELG Systems to treat infrarenal AAA. However, we expect to devote more resources in the future to develop new technologies to treat juxtarenal aneurysms and diseases of the thoracic aorta.
PEVAR
Vascular access for EVAR requires femoral artery exposure (commonly referred to as surgical “cut-down”) of one or both femoral arteries, allowing for safe introduction of ELG systems. Complications from femoral artery exposure in the setting of EVAR is an inherent risk of current surgical practice.  Percutaneous EVAR ("PEVAR") procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via a needle-puncture through the skin. Advantages to the patient and to the health care system of an entirely percutaneous procedure include reduced surgical procedure times, less post-operative pain, and fewer access-related wound complications.  To date, there are no ELG systems approved by the FDA for full percutaneous access. We expect to receive a percutaneous indication from the FDA for AFX and IntuiTrak in the first half of 2013.
In January 2013, we announced data from the first prospective, multicenter, randomized clinical trial of PEVAR, using our AFX and IntuiTrak devices.  We expect that this data will be published in full in the Journal of Vascular Surgery during 2013.  Key data points from our clinical trial include:

•	The trial primary endpoint was met, definitively demonstrating the non-inferiority of PEVAR using the accompanying closure device to surgical access EVAR.

•	A 94% procedural technical success rate was achieved in a multicenter setting.

•	Mean procedure time was reduced in PEVAR patients by 34 minutes. Likewise, mean procedure time to femoral artery hemostasis was reduced following PEVAR by 13 minutes.

•	PEVAR patients required significantly fewer concomitant procedures.

•
Favorable trending of PEVAR was observed in several clinical utility outcomes including reduced anesthesia time, reduced blood loss and need for transfusion, shorter hospital length of stay, and less analgesics prescribed for groin pain.

•	The PEVAR non-inferiority to surgical access EVAR in terms of the procedure success persisted through the final six-month follow-up.
Xpand

The Xpand Renal Stent Graft ("Xpand") is an ePTFE covered balloon expandable renal stent graft used in conjunction with Ventana to treat patients with short aortic juxtarenal abdominal aortic aneurysms ("JAA") or pararenal abdominal aortic aneurysms ("PAA").
Ventana
The JAA and PAA patient population is a significant and under-served segment of the AAA market. Available industry data suggests that 20% to 30% of diagnosed AAAs are not treatable with currently-approved ELG devices, due to the aneurysm's proximal location to the renal arteries.
The Ventana Fenestrated Stent Graft System (“Ventana”) potentially provides these patients with an innovative and less-invasive alternative to open surgical repair.
In January 2012, we received Investigational Device Exemption ("IDE") approval from the FDA to begin U.S. clinical trials to evaluate Ventana for the EVAR repair of JAA and PAA. In February 2012, we enrolled the first patient in our U.S. clinical trials to evaluate Ventana.
Ventana is designed to be used with AFX and Xpand. Although AFX is commercially available in the U.S. and many international markets, Ventana and Xpand are not yet approved for marketing in the U.S. or abroad, and are restricted to investigational use only. We hope to receive CE Mark approval for Ventana in 2013, and FDA approval for Ventana in 2015.
Nellix
On December 10, 2010, we completed our acquisition of Nellix (refer to the "Nellix Acquisition and Private Placement Transaction" section below). Using the technology we acquired from this acquisition, we developed a next-generation device (the "Nellix System") to treat infrarenal AAA.
We received CE Mark approval of the Nellix System in January 2013, and in February 2013, commenced a limited market introduction of the Nellix System in Europe. We hope to receive an IDE approval from the FDA for the Nellix System in the first half of 2013, and hope to receive FDA premarket approval in the U.S. in 2016.
We believe that the Nellix System represents groundbreaking technology for EVAR of AAA.  Unlike all currently available ELG devices, which leave the AAA sac fully intact, the Nellix System seals the AAA sac with a biostable polymer to reduce endoleaks and secondary interventions.
We believe the other advantages of the Nellix System include: (i) a low profile (17Fr outer diameter), which is beneficial for the delivery of the device; (ii) ease of use and reduced total time of device deployment for physicians; (iii) low expected reintervention rate; and (iv) the potential for reduced CT scan post-procedure follow up.
Nellix Acquisition and Private Placement Transaction
On December 10, 2010, we completed our acquisition of Nellix, Inc. ("Nellix"), by way of a merger of a wholly-owned subsidiary of our company with and into Nellix. As a result of the merger, Nellix became, and is, a wholly-owned subsidiary of our company. Upon the closing of the merger, we issued an aggregate of 2.9 million unregistered shares of our common stock to the former stockholders of Nellix in exchange for all of the outstanding shares of Nellix stock immediately prior to the closing of the merger. In addition, we will be required to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our achievement of certain defined revenue and regulatory approval milestones involving the technology obtained in the Nellix acquisition.
Also on December 10, 2010, concurrent with the closing of our acquisition of Nellix, we issued and sold to Essex Woodlands Health Ventures Fund VII, L.P. (a significant stockholder of Nellix prior to the merger), an aggregate of 3.2 million unregistered shares of our common stock, resulting in gross proceeds to us of $15.0 million.
Patents and Proprietary Information

We believe that our intellectual property and proprietary information is key to protecting our technology. We are building a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems (exclusive of Nellix technology), our rights include 42 U.S. issued patents, 18 pending U.S. applications, and 21 foreign patents. Our current aorta treatment related patents have expiration dates from 2013 to 2031. As a result of our acquisition of Nellix, we added additional patents to our portfolio which have evolved to currently include 12 U.S. patents and 12 foreign patents, with expiration dates from 2014 to 2030.  We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology.

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
Third-Party Reimbursement
In the U.S., hospitals are the primary purchasers of our ELG System. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid, and private health insurance plans, for the total healthcare services required to treat the patient's AAA. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. Centers for Medicare and Medicaid Services ("CMS"). The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical devices used in that procedure.
Reimbursement of procedures utilizing our ELG System currently is covered under specific DRG codes. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication.
In October 2000, the CMS issued ICD-9 procedure code 39.71, "Endovascular implantation of other graft in abdominal aorta" for the proper procedure coding of EVAR for billing purposes. For hospital reimbursement, patients treated with our ELG System are classified under DRG codes 237 or 238, "Major Cardiovascular Procedures with Major Complications" and "Major Cardiovascular Procedures without Major Complications," respectively. In the latest data published by CMS, the national average reimbursement under DRG codes 237 and 238 is approximately $28,300 and $17,100, respectively.
Outside the U.S., market acceptance of medical devices, including EVAR systems, depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.
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
Manufacturers must file an IDE application if human clinical studies of a device are required and if the FDA considers investigational use of the device to represent significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights.
Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as testing and literature to establish the safety and effectiveness of the device. Our Powerlink and AFX ELG Systems were approved through this PMA process and we anticipate that the Nellix and Ventana devices will likewise go through the PMA process.
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

International
Our international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. In addition, the FDA must be notified of, or approve the export to certain countries of devices that require a PMA, which is not yet approved in the U.S.
In Europe, we need to comply with the requirements of the Medical Devices Directive ("MDD"), and appropriately affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” of the MDD relating to safety and performance and we must successfully undergo verification of our regulatory compliance, or conformity assessment, by a Notified Body selected by us. The level of scrutiny of such assessment depends on the regulatory class of the product.
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
Government Regulation - Anti-Kickback Statute, Federal False Claims Act, and HIPAA

Anti-Kickback Statute
We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.
In implementing the statute, the Office of Inspector General ("OIG") has issued a series of regulations, known as the “safe harbors”. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities. Penalties for violations of the anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Various states have also enacted laws regulating the interactions of medical device companies with healthcare providers to prevent fraud and abuse.

False Claims Act
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
Employees
As of December 31, 2012, we had 411 employees (as compared to 370 employees as of December 31, 2011), including 154 in manufacturing, 25 in research and development, 13 in regulatory and clinical affairs, 47 in quality support, 131 in sales and marketing, and 41 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.
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
Risks Related to Our Business
All of our revenue is generated from a limited number of products, and any decline in the sales of these products will negatively impact our business.
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
The success of our acquisition of Nellix will largely depend on our ability to realize the anticipated growth opportunities of the Nellix System. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation:

•	the results of future clinical trials of the Nellix System.

•	the receipt of further CE Mark approvals of enhanced versions of the Nellix System from our European Union notified body;

•	the receipt of approval from the FDA to sell the Nellix System in the U.S.;

•	obtaining and maintaining patent rights relating to the Nellix technology; and

•	further developing an effective direct sales and marketing organization in Europe.
Our success depends on the growth in the number of AAA patients treated with endovascular devices.
We estimate that over 200,000 people were diagnosed with AAA in the U.S. in 2012, and approximately 68,000 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Initiatives to increase screening for AAA include the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law on February 8, 2006 in the U.S.  SAAAVE will provide one-time AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease.  Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
Our success depends on convincing physicians to use, and continue to use, our products in more endovascular AAA procedures.
Our AAA products utilize a different fixation approach within the patient's anatomy than competitive products. Due to our favorable clinical results, and product improvements, and an increase in the size of our sales force, we have been able to increase sales at a rate higher than the general growth within our market segment. However, if we are unable to continue convincing physicians to use our products, our business could be negatively impacted.
Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations, and financial condition.
Sales of our products outside the U.S. represented approximately 18% of our revenue in 2012. As of December 31, 2012, we sell our products through 13 distributors located in the following countries outside of the U.S.: Argentina, Brazil, Chile, Colombia, Greece, Japan, Mexico, China, and Turkey. The sales territories authorized within these various distribution agreements cover a total of 23 countries. As of September 1, 2011, we began selling our product in Europe through our own sales force. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws.
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
Our transition to a direct sales force in certain European countries may not be successful or may cause us to incur additional expenses sooner than initially planned. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.
Historically, a significant portion of our revenue to customers outside of the U.S. had been derived from sales to a significant European distributor. We completed the termination of our relationship with such significant distributor in September 2011, and have transitioned to a direct sales force in Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxemburg, The Netherlands, Romania, Sweden, Switzerland and the United Kingdom.
We may be unable to successfully transition to a direct sales force in such countries, or to continue to successfully place, sell and service our products in such countries through a direct sales force, or to successfully ensure the growth of our direct sales force that may be needed in the future. In addition, we may incur significant additional expenses. Our efforts to successfully expand our direct sales strategy in Europe or the failure to achieve our sales objectives in Europe may adversely impact our revenues, results of operations, and financial condition and negatively impact our ability to sustain and grow our business in Europe.
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
We are currently conducting clinical trials. We will likely need to conduct additional clinical trials in the future to support new product approvals, or for the approval for new indications for the use of our products. Clinical testing is expensive, and typically takes many years, which carries an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

We rely on a single vendor to supply specialized graft material for our product lines, and any disruption in the supply of such material could impair our ability to manufacture our products or meet customer demand for our products in a timely and cost effective manner.

Our reliance on a single source supplier exposes our operations to disruptions in supply caused by:

•	failure of our supplier to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, flood or earthquakes; or

•	a supply shortage experienced by our single source supplier.

Although the supplier is a well-established vendor to the medical device industry and we retain a significant stock of the strata graft material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in the supply from this single source supplier may cause us to halt, or experience a disruption in, manufacturing of AFX, Nellix, Xpand, and Ventana, which would adversely affect our business, financial condition, and results of operations.
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
Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers, particularly:

•	John McDermott, our Chief Executive Officer and Chairman of our Board of Directors;

•	Todd Abraham, our Vice President of Operations;

•	Robert D. Mitchell, our President of International; and

•	Stefan G. Schreck, Ph.D., our Vice President of Technology
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
We currently conduct all of our manufacturing, development and management activities at a single location in Irvine, California, near known earthquake fault zones. Our finished goods inventory is split between our Irvine location and our distribution centers in Memphis, Tennessee and Tilburg, The Netherlands. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future earthquake could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. An earthquake could seriously harm our business and results of operations. The insurance coverage we maintain may not be adequate to cover our losses in any particular case.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors and sub-dealers operate in certain countries such as Greece and Italy, where economic conditions continue to present challenges to their businesses, and thus, could place in risk the amounts due to us from them. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take us to collect associated accounts receivable, or impact the likelihood of ultimate collection.
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
The global financial markets continue to experience unprecedented levels of volatility. Our ability to enter into or maintain existing financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products, or our customers become insolvent. Any deterioration in our key financial ratios, or non-compliance with financial covenants in existing credit agreements could also adversely affect our business and financial condition. While these conditions and the current economic instability have not meaningfully impaired our ability to access credit markets or our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products. This could result in a decrease in the demand for our products, longer sales cycles, slower adoption of new technologies, and increased price competition.
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
Our products must comply with regulatory requirements imposed by the FDA in the U.S., and similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

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
Risks Related to Ownership of Our Common Stock
We will be obligated to issue additional shares of our common stock to the former stockholders of Nellix as a result of our satisfaction of certain milestones set forth in the merger agreement with Nellix and the other parties thereto, resulting in stock ownership dilution.
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. The maximum aggregate number of shares of our common stock issuable to the Nellix stockholders upon our achievement of both milestones, or upon a change of control of our company prior to our achievement of both milestones, is 10.2 million shares.
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
The average daily trading volume in our common stock for the year ended December 31, 2012 was approximately 447,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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

We lease two adjacent facilities aggregating approximately 60,000 square feet in Irvine, California under separate lease agreements. These Irvine leases expire in August and September 2014, respectively, and may each be renewed for two additional twelve month periods, at our option. We also lease an administrative office of approximately 2,400 square feet on a month-to-month basis in Den Bosch, The Netherlands.
We believe that our current facilities will be adequate and suitable for our operations during 2013, however, we are presently evaluating long-term facility options in the U.S. for potential transition in 2014 to accommodate our continued business growth.

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

LifePort Sciences LLC v. Endologix, Inc.

On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against us in the U.S. District Court, District of Delaware, alleging that certain of our products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for sale of our products. We do not believe that we infringe on any of these patents and we intend to vigorously defend against this matter.

At this time, we are unable to predict the outcome of this matter, but we believe that the outcome will not have a material adverse effect on our financial position, results of operations, or cash flow. However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with LifePort, which could result in a liability. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.

Cook Incorporated v. Endologix, Inc.
We had been involved in litigation with Cook Incorporated (“Cook”). Cook alleged that we infringed two of its patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively (the “Patent Dispute”). The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana, on October 8, 2009.
On October 16, 2012, the Company entered into a settlement agreement with Cook for the Patent Dispute (the “Settlement Agreement”), which included a full release from liability for all asserted claims. Without admitting any liability, we agreed to make a one-time cash payment to Cook of $5.0 million, which occurred in December 2012.
The $5.0 million Settlement Agreement is presented in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) within operating expenses as "settlement costs" for the year ended December 31, 2012.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “ELGX.” The following table sets forth the high and low close prices for our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

	High	Low
Year Ended December 31, 2011:
First Quarter	$7.26	$5.50
Second Quarter	9.30	6.72
Third Quarter	11.17	7.64
Fourth Quarter	11.95	10.00
Year Ended December 31, 2012:
First Quarter	$14.65	$11.31
Second Quarter	15.44	13.23
Third Quarter	15.51	11.15
Fourth Quarter	14.66	12.11

On February 28, 2013, the closing price of our common stock on the NASDAQ Global Select Market was $15.36 per share, and there were 211 holders of record of our common stock.

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2007 through December 31, 2012, with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The comparison assumes $100 was invested on December 31, 2007 in our common stock at the then closing price of $2.80 per share.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/07
12/08
12/09
12/10
12/11
12/12
Endologix, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Dividend Policy
We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Wells Fargo Bank prohibit us from paying cash dividends without their consent.

Item 6. Selected Financial Data
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2012, 2011, and 2010 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$105,946	$83,417	$67,251	$52,441	$37,664
Cost of goods sold	25,282	18,746	15,030	13,181	10,380
Gross profit	80,664	64,671	52,221	39,260	27,284
Operating expenses:
Research and development	16,571	16,738	8,997	4,454	3,512
Clinical and regulatory affairs	6,343	4,439	2,169	2,115	2,570
Marketing and sales	53,953	44,655	31,869	26,483	23,794
General and administrative	20,266	15,525	13,410	8,550	9,455
Contract termination and business acquisition expenses	422	1,730	—	—	—
Settlement costs	5,000	—	—	—	—
Total operating expenses	102,555	83,087	56,445	41,602	39,331
Loss from operations	(21,891)	(18,416)	(4,224)	(2,342)	(12,047)
Other income (expense)	(13,352)	(10,400)	(160)	(71)	27
Net loss before income tax	(35,243)	(28,816)	(4,384)	(2,413)	(12,020)
Income tax (expense) benefit	(531)	86	15,037	(21)	28
Net income (loss)	$(35,774)	$(28,730)	$10,653	$(2,434)	$(11,992)
Basic net income (loss) per share	$(0.60)	$(0.51)	$0.22	$(0.05)	$(0.28)
Shares used in computing basic net income (loss) per share	59,811	56,592	48,902	45,194	43,045
Diluted net income (loss) per share	$(0.60)	$(0.51)	$0.21	$(0.05)	$(0.28)
Shares used in computing diluted net income (loss) per share	59,811	56,592	50,544	45,194	43,045

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash (including restricted cash and cash equivalents)	$45,118	$20,035	$38,191	$24,065	$8,111
Accounts receivable, net	22,600	15,542	12,212	8,342	6,371
Total assets	$165,103	$130,255	$134,375	$51,292	$37,263
Total liabilities (excluding contingent consideration payable in common stock)	$18,229	$14,986	$11,243	$8,412	$11,446
Accumulated deficit	(200,014)	(164,240)	(135,510)	(146,164)	(143,730)
Total stockholders’ equity	$94,474	$76,569	$93,903	$42,880	$25,817

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
We sell our products through (i) our direct U.S. and European sales forces and (ii) third-party distributors in Europe, Asia, Latin America, and in other parts of the world.

See Item 1., "Business," for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Clinical Trials and Product Developments

2012 Overview
2012 was an important year of revenue growth, business expansion, and infrastructure development. We continued to gain market share in the U.S., while also building our direct sales operations in Europe. Combined with good results in other international markets, we achieved 27% annual revenue growth. We also made substantial progress with our new product pipeline, positioning us for several product launches in 2013.
Characteristics of Our Revenue and Expenses
Revenue
Revenue is derived from sales of our ELG System (including extensions and accessories) to hospitals upon completion of an EVAR procedure, or from sales to distributors upon title transfer (which is typically at shipment), provided our other revenue recognition criteria have been met.
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
Sales and Marketing
Sales and marketing expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force, sales support, and marketing personnel. It also includes costs attributable to marketing our products to our customers and prospective customers.
General and Administrative
General and administrative expenses primarily include compensation (including stock-based compensation) and benefits for personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources. General and administrative expenses also include bad debt expense, patent and legal fees, financial audit fees, insurance, recruiting fees, other professional services, and allocated facilities-related expenses.
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
•Stock-based compensation
•Contingent consideration for business acquisition
•Litigation accruals
Revenue Recognition and Accounts Receivable
We recognize revenue when all of the following criteria are met:

•We have appropriate evidence of a binding arrangement with our customer;
•The sales price for our ELG System (including extensions and accessories) is established with our customer;
•Our ELG System has been used by the hospital in an EVAR procedure, or our distributor has assumed title with no right of return, as applicable; and
•Collection from our customer is reasonably assured at the time of sale.
For sales made to a direct customer (i.e., hospitals), we recognize revenue upon completion of an EVAR procedure, when our ELG Device is implanted in a patient. For sales to distributors, we recognize revenue at the time of title transfer, which is typically at shipment. We do not offer any right of return to our customers, other than honoring our standard warranty.
In the event that we enter into a bill and hold arrangement with our customer, which is uncommon for us, though occurred in 2012 (as discussed in Note 7 to accompanying Consolidated Financial Statements), the following conditions must be met for revenue recognition:

(i)	The risks of ownership must have passed to our customer;

(ii)	The customer must have made a fixed and written commitment to purchase the ELG Systems;

(iii)	The customer must request that the transaction be on a bill and hold basis;

(iv)	There must be a fixed schedule for delivery of the ELG Systems. The date for delivery must be reasonable and must be consistent with the customer's business purpose;

(v)	We have no remaining specific performance obligations and our earnings process is complete;

(vi)	Our customer's ordered ELG Systems must be segregated from our inventory and cannot be used to fulfill other customer orders; and

(vii)	The ELG Systems must be complete and ready for shipment.
In addition to the above requirements, we also consider other pertinent factors prior to our recognition of revenue for bill and hold arrangements, such as:

(i)	The date by which we expect payment, and whether we have modified our normal billing and credit terms for the customer;

(ii)	Our past experiences with, and pattern of, bill and hold transactions;

(iii)	Whether the customer has the expected risk of loss in the event of a decline in the market value of the ELG Systems;

(iv)	Whether our custodial risks are insurable and insured; and

(v)
Whether extended procedures are necessary in order to assure that there are no exceptions to the customer's commitment to accept and pay for the ELG Systems (i.e., that the business reasons for the bill and hold have not introduced a contingency to the customer's commitment).

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. These estimates are based on our review of the aging of customer balances, correspondence with the customer, and the customer's payment history.
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
We evaluate the possible impairment (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable; or (ii) in the case of goodwill and indefinite lived intangible assets, our annual impairment assessment date of June 30.
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
Stock-Based Compensation
We recognize stock-based compensation expense for employees over the equity award vesting period, based on its fair value at the date of grant. For awards granted to consultants, the award is marked-to-market each reporting period, with a corresponding adjustment to stock-based compensation expense. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over (i) the requisite service period or (ii) the period from grant date to the expected date of the completion of the performance condition for vesting of the award. Stock-based compensation expense recognized is net of an estimated forfeiture rate, which is updated as appropriate.
We use the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, expected risk-free interest rate, and the option's expected life.
A portion of restricted stock vesting is dependent on us achieving certain regulatory and financial milestones. We use significant judgment in estimating the likelihood and timing of achieving these milestones. Each period, we will reassess the likelihood and estimate the timing of reaching these milestones, and will adjust expense accordingly.
Contingent Consideration for Business Acquisition
We determine the fair value of contingently issuable common stock related to the Nellix acquisition using a probability-based income approach using an appropriate discount rate . Changes in the fair value of the contingently issuable common stock are determined each period end and recorded in the other income (expense) section of the Consolidated Statements of Operations and Comprehensive Income (Loss) and the non-current liabilities section of the Consolidated Balance Sheet.
Litigation Accruals

From time to time we are involved in various claims and legal proceedings of a nature considered normal and incidental to our business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.

Results of Operations

Operations Overview - 2012, 2011, and 2010
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Year Ended December 31,
	2012		2011		2010
Revenue	$105,946	100.0%	$83,417	100.0%	$67,251	100.0%
Cost of goods sold	25,282	23.9%	18,746	22.5%	15,030	22.3%
Gross profit	80,664	76.1%	64,671	77.5%	52,221	77.7%
Operating expenses:
Research and development	16,571	15.6%	16,738	20.1%	8,997	13.4%
Clinical and regulatory affairs	6,343	6.0%	4,439	5.3%	2,169	3.2%
Marketing and sales	53,953	50.9%	44,655	53.5%	31,869	47.4%
General and administrative	20,266	19.1%	15,525	18.6%	13,410	19.9%
Contract termination and business acquisition expenses	422	0.4%	1,730	2.1%	—	—%
Settlement costs	5,000	4.7%	—	—%	—	—%
Total operating expenses	102,555	96.8%	83,087	99.6%	56,445	83.9%
Loss from operations	(21,891)	(20.7)%	(18,416)	(22.1)%	(4,224)	(6.3)%
Total other expense	(13,352)	(12.6)%	(10,400)	(12.5)%	(160)	(0.2)%
Net loss before income tax	(35,243)	(33.3)%	(28,816)	(34.5)%	(4,384)	(6.5)%
Income tax (expense) benefit	(531)	(0.5)%	86	0.1%	15,037	22.4%
Net income (loss)	$(35,774)	(33.8)%	$(28,730)	(34.4)%	$10,653	15.8%

Year Ended December 31, 2012 versus December 31, 2011
Revenue

	Year Ended December 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Revenue	$105,946	$83,417	$22,529	27.0%

Our 27.0% revenue increase of $22.5 million over the prior year period resulted from:

(i) $15.4 million increase in U.S. sales due to the (a) expansion of our U.S. sales force through the addition of clinical specialists that exclusively provide field support to our sales representatives, having the impact of increasing overall sales force productivity and (b) the continued market traction of AFX, which was launched in the U.S. in August 2011;

(ii) $4.2 million increase in European sales due to our transition from a third-party distributor to a direct sales organization beginning in September 2011; and

(iii) $2.9 million increase in ROW sales. ROW sales growth is attributable to the July 2012 launch of AFX in Brazil and Argentina, and IntuiTrak orders by our distributor in Japan (in anticipation of its Japanese regulatory approval, which was received in December 2012).
Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Year Ended December 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Cost of goods sold	$25,282	$18,746	$6,536	34.9%
Gross profit	80,664	64,671	15,993	24.7%
Gross margin percentage (gross profit as a percent of revenue)	76.1%	77.5%	(1.4)%
The $6.5 million increase in cost of goods sold was driven by our revenue increase of $22.5 million.

Gross margin for the year ended December 31, 2012 decreased to 76.1% from 77.5% for the twelve months ended December 31, 2011. This decrease is primarily due to (i) a greater proportion of the total revenue being derived from international sales in 2012 (which have an average sales price below the U.S. sales price); (ii) royalty expenses which were not present for the full prior year period; and (iii) a decline in the average value of the Euro relative to the U.S. dollar in 2012 from 2011. These unfavorable gross margin items were partially offset by a greater proportion of our current period revenue derived from direct sales, as opposed to distributor sales, which typically have a higher average sales price.
Operating Expenses

	Year Ended December 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Research and development	$16,571	$16,738	$(167)	(1.0)%
Clinical and regulatory affairs	6,343	4,439	1,904	42.9%
Marketing and sales	53,953	44,655	9,298	20.8%
General and administrative	20,266	15,525	4,741	30.5%
Contract termination and business acquisition expenses	422	1,730	(1,308)	(75.6)%
Settlement costs	5,000	—	5,000	100.0%
Research and Development. The $0.2 million decrease in research and development expenses was primarily driven by decreasing Ventana development activities, as this device reaches the final stages of development and progresses towards production and commercialization. This decrease was partially offset by a $1.0 million purchase in the current period of an exclusive license to patents covering the polymer used in our Nellix System.
Clinical and Regulatory Affairs. The $1.9 million increase in clinical affairs was primarily driven by the continued enrollment and follow-up costs associated with our PEVAR and Ventana clinical trials and our efforts to achieve CE Mark approval of Ventana and the Nellix System.
Marketing and Sales. The $9.3 million increase in marketing and sales expenses was primarily related to marketing costs to support the growth of our U.S. business, costs related to our direct sales force in Europe (which was largely not present in the prior year period), and an increase in variable compensation expense of $1.2 million, driven by an increase in U.S. revenue of 21%.
General and Administrative. The $4.7 million increase in general and administrative expenses is attributable to (i) additional personnel to support our business growth; (ii) increased travel expenses associated with the expansion of our European operations; and (iii) professional service fees to develop our global legal structure.

Contract Termination and Business Acquisition Expenses.  Current period expense of $0.4 million is associated with professional fees incurred as part of the July 2012 acquisition of our Italian distributor's business.  In the prior year period we early terminated a distribution agreement with two former European distributors for aggregate termination fees of $1.7 million.  These actions allowed us to begin selling our products through our direct sales force in most of western Europe, beginning September, 2011, and in Italy, beginning July, 2012.

Settlement Costs.  Settlement costs of $5.0 million in the current period represents our payment in full to settle a patent dispute with Cook Incorporated.

Provision for Income Taxes

	Year Ended December 31,
	2012	2011	Variance
	(in thousands)
Income tax (expense) benefit	(531)	$86	$(617)
For the twelve months ended December 31, 2012, our provision for income taxes was $0.5 million and our effective tax rate was 1.5% for the year ended December 31, 2012. During the twelve months ended December 31, 2012, we had operating legal entities in the U.S., Italy, and The Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe). We had a single operating legal entity in the U.S. during the prior year period until September 2011, when we formed operating legal entities in The Netherlands to begin direct sales activity in Europe. Accordingly, we have certain minimum tax liabilities attributable to our operations in these countries in 2012 that were not present in 2011.

Year Ended December 31, 2011 versus December 31, 2010
Revenue

	Year Ended December 31,
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

	Year Ended December 31,
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
Operating Expenses

	Year Ended December 31,
	2011	2010	Variance	Percent Change
	(in thousands)
Research and development	$16,738	$8,997	$7,741	86.0%
Clinical and regulatory affairs	4,439	2,169	2,270	104.7%
Marketing and sales	44,655	31,869	12,786	40.1%
General and administrative	15,525	13,410	2,115	15.8%
Contract termination and business acquisition expenses	1,730	—	1,730	100.0%
Research and Development. The $7.7 million increase in research and development expenses was primarily driven by development activities related to the Nellix System, which represented an increase of $7.1 million of total research and development expenses for the year ended December 31, 2011. The remaining increase in research and development, as compared to 2010, is related to services and materials for general research and development activities for our other projects, including Ventana.
Clinical and Regulatory Affairs. The $2.3 million increase in clinical affairs expenses was primarily driven by the continued enrollment and follow up costs associated with our PEVAR clinical trial.
Marketing and Sales. The $12.8 million increase in marketing and sales expenses for the twelve months ended December 31, 2011 as compared to 2010 was primarily related to additional sales personnel related costs. We experienced an increase in variable compensation expense associated with our 29% increase in U.S. revenue for the twelve months ended December 31, 2011, as compared to the prior year. We also had an increase in marketing costs associated with driving U.S. sales growth, and incurred $1.2 million of incremental expenses in 2011 to build our direct sales force in Europe.
General and Administrative. The $2.1 million increase in general and administrative expenses was primarily related to an increase of (i) $1.2 million in legal costs associated with patent disputes; (ii) $0.2 million in consulting and professional services; (iii) $0.1 million in bank fees; (iv) $0.4 million increase in various costs to enhance our information technology infrastructure; and (v) $2.1 million increase in additional personnel costs, including recruitment and relocation expenses to support our U.S. and European business growth. These increases were partially offset by $3.0 million of Nellix acquisition costs that only arose in the prior year.
Contract termination and business acquisition expenses. Upon mutual agreement, we terminated a European distribution agreement, effective September 1, 2011. In connection therewith, we were contractually required to pay this distributor $1.3 million in order to start directly marketing and selling our products within certain Western European countries. Additionally, upon mutual agreement, we early terminated a distribution agreement with an Italian distributor, effective March 31, 2011. We were contractually required to pay this distributor $0.4 million as part of the transfer of distribution rights to another Italian distributor.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(in thousands, except financial metrics data)
Cash and cash equivalents	$45,118	$20,035
Accounts receivable, net	$22,600	$15,542
Total current assets	$87,567	$55,104
Total current liabilities	$17,194	$13,949
Working capital surplus (a)	$70,373	$41,155
Days sales outstanding ("DSO") (b)	71	61
Current ratio (c)	5.1	4.0

(a) total current assets at period end minus total current liabilities at period end.
(b) net accounts receivable at period end divided by revenue for the fourth quarter multiplied by 92 days.
(c) total current assets at period end divided by total current liabilities at period end.
Operating Activities
Cash used in operating activities was $18.5 million for the year ended December 31, 2012, as compared to cash used in operating activities of $22.4 million in the prior year period. The decrease in cash used in operating activities is primarily a function of particularly large inventory expenditures in the prior year period to prepare for our August 2011 launch of AFX, partially offset by a general increase in 2012 expenditures to support our expanding world-wide operations.
During the twelve months ended December 31, 2012 and 2011, our cash collections from customers totaled $98.9 million and $80.0 million, respectively, representing 93% and 96% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the twelve months ended December 31, 2012 was $3.5 million and consisted of (i) machinery and equipment purchases for the production of our ELG Systems; (ii) expenditures for various information technology enhancements; and (iii) the acquisition of our former Italian distributor's business.
Financing Activities
Cash provided by financing activities was $47.4 million for the twelve months ended December 31, 2012, as compared to cash provided by financing activities of $7.3 million in the prior year period. The $47.4 million of cash provided by financing activities was attributable to our (i) $40.1 million of net proceeds from the June 2012 Equity Raise (discussed below); (ii) proceeds of $4.9 million from the exercise of stock options; and (iii) proceeds of $2.4 million from our sale of stock through our employee stock purchase plan.
June 2012 Equity Raise
On May 30, 2012, we executed a common stock purchase agreement (the "Stock Purchase Agreement") with Piper Jaffray & Co. ("Piper").   Pursuant to the terms of the Stock Purchase Agreement Piper purchased 2.7 million shares of our common stock at $13.00 per share on June 5, 2012, and subsequently executed an option to purchase an additional 0.4 million shares at the purchase price of $13.00 per share, which closed on June 7, 2012.
These two transactions resulted in net proceeds to us of $40.1 million (the "June 2012 Equity Raise"). We plan to use these proceeds to support our continued growth, which may include sales and marketing expenditures, research and development activities, clinical trials, business expenditures, and administrative and infrastructure investments.
Credit Arrangements
In October 2009, we entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on October 9, 2012, whereby we may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. As of December 31, 2012, we did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of our assets, except our intellectual property.

The Wells Credit Facility contains financial covenants requiring us to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not exceed operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012 (the "Operating Loss Covenant"). The Wells Credit Facility carried a 0.2% unused commitment fee through May 19, 2012, when this fee was eliminated. The Wells Credit Facility also included a negative covenant limiting 2012 capital expenditures to an aggregate $3.0 million.

We were not in compliance with the Operating Loss Covenant for the nine months ended September 30, 2012, and for the year ended December 31, 2012. We obtained a waiver from Wells for such breaches of the Operating Loss Covenant on October 26, 2012 and February 11, 2013, respectively, whereby Wells agreed to forbear from enforcing their default rights under the Wells Credit Facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.

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

In advance of the March 31, 2013 expiration of the Wells Credit facility, we are presently in process of discussing the terms of extended credit facility with Wells, that we expect will be under comparable terms.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Since our customers operate in certain countries such as Greece and Italy, where adverse economic conditions persist, it increases the risk of our inability to collect amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $0.5 million as of December 31, 2012, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for Ventana and the Nellix System.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the U.S. As of December 31, 2012, these subsidiaries hold an aggregate $2.1 million in foreign bank accounts to fund their local operations. These balances and any changes thereto, are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate these funds into to U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign-held funds to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

We expect to generate positive cash flows from operations by the second half of 2013 and beyond. However, in the event we require additional financing in the future, it may not be available on commercially reasonable terms, if at all. Even if we are able to obtain financing, it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.
Contractual Obligations
As of December 31, 2012, expected future cash payments related to contractual obligations were as follows:

	Payment due by period at December 31, 2012
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Operating lease obligations	$1,129	$655	$474	$—	$—
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements.

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of December 31, 2012, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by positioning our portfolio to appropriately respond to a significant reduction in the credit rating of any investment issuer or guarantor. At December 31, 2012, our investment portfolio solely consisted of money market instruments.
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

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2012

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited the accompanying consolidated balance sheet of Endologix, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endologix, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endologix, Inc's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

March 14, 2013
Irvine, California

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited Endologix, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endologix, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Endologix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Endologix, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2012, and our report dated March 14, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 14, 2013
Irvine, California

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Endologix, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2011 and related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of Endologix, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express opinions on these financial statements and on the financial statement schedule, based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orange County, California
March 6, 2012

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$45,118	$20,035
Accounts receivable, net of allowance for doubtful accounts of $472 and $161, respectively	22,600	15,542
Other receivables	320	405
Inventories	18,087	18,099
Prepaid expenses and other current assets	1,442	1,023
Total current assets	87,567	55,104
Property and equipment, net	4,984	4,454
Goodwill	29,022	27,073
Intangibles, net	43,356	43,439
Deposits and other assets	174	185
Total assets	$165,103	$130,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,348	$6,377
Accrued payroll	7,825	6,569
Accrued expenses and other current liabilities	3,021	1,003
Total current liabilities	17,194	13,949
Commitments and contingencies
Deferred income taxes	1,035	1,029
Deferred rent	—	8
Contingently issuable common stock	52,400	38,700
Total liabilities	70,629	53,686
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 63,068,463 and 58,577,484 shares issued, respectively. 62,573,763 and 58,082,784 shares outstanding, respectively.	63	59
Additional paid-in capital	295,338	241,441
Accumulated deficit	(200,014)	(164,240)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive loss	(252)	(30)
Total stockholders’ equity	94,474	76,569
Total liabilities and stockholders’ equity	$165,103	$130,255
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$105,946	$83,417	$67,251
Cost of goods sold	25,282	18,746	15,030
Gross profit	80,664	64,671	52,221
Operating expenses:
Research and development	16,571	16,738	8,997
Clinical and regulatory affairs	6,343	4,439	2,169
Marketing and sales	53,953	44,655	31,869
General and administrative	20,266	15,525	13,410
Contract termination and business acquisition expenses	422	1,730	—
Settlement costs	5,000	—	—
Total operating expenses	102,555	83,087	56,445
Loss from operations	(21,891)	(18,416)	(4,224)
Other income (expense):
Interest income	30	23	30
Interest expense	(7)	(32)	(16)
Gain on sale of equipment	—	141	—
Other income (expense), net	325	(32)	(174)
Change in fair value of contingent consideration related to acquisition	(13,700)	(10,500)	—
Total other expense	(13,352)	(10,400)	(160)
Net loss before income tax (expense) benefit	$(35,243)	$(28,816)	$(4,384)
Income tax (expense) benefit	(531)	86	15,037
Net (loss) income	$(35,774)	$(28,730)	$10,653
Other comprehensive loss (foreign currency translation)	$(222)	$(30)	$—
Comprehensive income (loss)	$(35,996)	$(28,760)	$10,653

Basic net income (loss) per share	$(0.60)	$(0.51)	$0.22
Diluted net income (loss) per share	$(0.60)	$(0.51)	$0.21
Shares used in computing basic net income (loss) per share	59,811	56,592	48,902
Shares used in computing diluted net income (loss) per share	59,811	56,592	50,544
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Issued Shares	$0.001 Par Value
Balance at December 31, 2009	49,152	$49	$189,656	$(146,164)	$(661)	$—	$42,880
Exercise of common stock options	676	1	2,242	—	—	—	2,243
Employee stock purchase plan	293	—	1,117	—	—	—	1,117
Sale of common stock	3,171	3	14,987	—	—	—	14,990
Issuance of common stock for acquisition	3,199	3	19,385	—	—	—	19,388
Stock compensation expense	—	—	2,215	—	—	—	2,215
Issuance of restricted stock	405	1	—	—	—	—	1
Restricted stock expense	—	—	422	—	—	—	422
Non-employee stock option expense	—	—	(7)	—	—	—	(7)
Net income	—	—	—	10,653	—	—	10,653
Balance at December 31, 2010	56,896	$57	$230,017	$(135,510)	$(661)	$—	$93,902
Exercise of common stock options	1,394	2	5,322	—	—	—	5,324
Employee stock purchase plan	287	—	1,965	—	—	—	1,965
Stock compensation expense	—	—	2,851	—	—	—	2,851
Restricted stock expense	—	—	877	—	—	—	877
Non-employee stock option expense	—	—	409	—	—	—	409
Net loss	—	—	—	(28,730)	—	—	(28,730)
Other comprehensive loss	—	—	—	—	—	(30)	(30)
Balance at December 31, 2011	58,577	$59	241,441	$(164,240)	$(661)	(30)	$76,569
Exercise of common stock options	1,168	1	4,991	—	—	—	4,992
Employee stock purchase plan	224	—	2,369	—	—	—	2,369
Sale of common stock	3,105	3	40,066	—	—	—	40,069
Stock compensation expense	—	—	3,649	—	—	—	3,649
Issuance of restricted stock	13	—	—	—	—	—	—
Cancellation of restricted stock	(18)	—	—	—	—	—	—
Restricted stock expense	—	—	1,906	—	—	—	1,906
Non-employee stock option expense	—	—	916	—	—	—	916
Net loss	—	—	—	(35,774)	—	—	(35,774)
Other comprehensive loss	—	—	—	—	—	(222)	(222)
Balance at December 31, 2012	63,069	$63	$295,338	$(200,014)	$(661)	$(252)	$94,474
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(35,774)	$(28,730)	$10,653
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	325	62	39
Depreciation and amortization	2,183	2,729	2,444
Stock-based compensation	6,471	4,136	2,546
Change in fair value of contingent consideration related to acquisition	13,700	10,500	—
Gain on sale of equipment	—	(141)	—
Income tax expense (benefit)	531	(86)	(15,067)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(8,319)	(3,392)	(3,909)
Inventories	12	(9,801)	(2,964)
Prepaid expenses and other current assets	(408)	(153)	(672)
Accounts payable	199	700	2,098
Accrued payroll	1,255	1,597	498
Accrued expenses and other current liabilities	1,304	189	243
Deferred rent	(8)	8	(22)
Net cash used in operating activities	(18,529)	(22,382)	(4,113)
Cash flows from investing activities:
Purchases of property and equipment	(2,238)	(3,033)	(861)
Purchases of patent license	(100)	—	—
Cash acquired in Nellix acquisition	—	—	698
Business acquisition	(1,156)	—	—
Net cash used in investing activities	(3,494)	(3,033)	(163)
Cash flows from financing activities:
Proceeds from sale of common stock under secondary offering, net of expenses	40,069	—	14,990
Proceeds from sale of common stock under employee stock purchase plan	2,369	1,965	1,118
Proceeds from exercise of stock options	4,992	5,324	2,347
Repayments of long-term debt	—	—	(79)
Net cash provided by financing activities	47,430	7,289	18,376
Effect of exchange rate changes on cash and cash equivalents	(324)	(30)	26
Net increase (decrease) in cash and cash equivalents	25,083	(18,156)	14,126
Cash and cash equivalents, beginning of period	20,035	38,191	24,065
Cash and cash equivalents, end of period	$45,118	$20,035	$38,191
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$32	$16
Cash paid for income taxes	16	24	51
Non-cash investing and financing activities:
Shares issued for acquisition	—	—	19,388
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product is a stent graft and delivery system (the "ELG System"), for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of the Company's ELG System (including device extensions and accessories) to hospitals and third-party distributors provide the sole source of reported revenue. In February 2013, the Company began a limited market introduction of its next generation system for the EVAR of AAA, the Nellix System.
The Company's ELG System consists of (i) a self-expanding cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (the "ELG Device") and (ii) an accompanying delivery system. Once the ELG Device is fixed in its proper position within the abdominal aorta it provides a conduit for blood flow and relieves pressure within the weakened or “aneurysmal” section of the vessel wall, greatly reducing the potential for the AAA to rupture.

(b) Basis of Presentation

The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. Certain amounts due to the Company from its foreign subsidiaries are denominated in U.S. dollars, which differs from the functional currency of these subsidiaries. The impact of the remeasurement to U.S. dollars from the subsidiary's functional currency is a loss of $0.1 million for the year ended December 31, 2012 ($0 for the years ended December 31, 2011 and 2010), and is included in "other income (expense), net" in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of ELG Systems for the treatment of aortic disorders. For the year ended December 31, 2012, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

2. Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to (i) collectibility of customer accounts; (ii) whether the cost of inventories can be recovered; (iii) the value of goodwill and intangible assets; (iv) realization of tax assets and estimates of tax liabilities; (v) likelihood of payment and value of contingent liabilities; and (vi) potential outcome of litigation. Such estimates are based on management's judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management's estimates.
The following critical accounting policies and estimates were used in the preparation of the accompanying Consolidated Financial Statements:
(i) Cash and Cash Equivalents
The carrying amount of the Company's money market funds is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets, and approximates its fair value (utilizing Level 1 inputs) because of the ability to immediately convert these money market funds to cash with minimal change in value.
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
(iv) Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Useful Life
Office furniture	Seven years
Computer hardware	Three years
Computer software	Three to eight years
Production equipment and molds	Three to seven years
Leasehold improvements	Shorter of expected useful life or remaining term of lease
Upon sale or disposition of property and equipment, any gain or loss is included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
(v) Goodwill and Intangible Assets
Intangible assets with definite lives are amortized over their estimated useful lives using a method that reflects the pattern over which the economic benefit is expected to be realized, and is as follows:

Useful Life
Goodwill	Indefinite lived
Trademarks and tradenames	Indefinite lived
In-process research and development	Indefinite lived until commercial launch of underlying technology
Patents & license	Three to five years
Customer relationships	Three years
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in business circumstances suggest the potential of an impairment. The Company completed its annual indefinite lived intangible asset impairment test as of June 30, 2012, with no resulting impairment based on the discounted cash flows expected to be generated in connection with underlying assets.
The Company most recently completed its annual test for impairment of goodwill as of June 30, 2012, with no resulting impairment, as its market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
Intangible assets with finite lives are tested for impairment only when impairment indicators are present.
(vi) Fair Value Measurements
The Company applies relevant GAAP in measuring the fair value of its Contingent Payment (see Note 10), and assigning fair value of assets acquired and liabilities assumed as part of its business combination accounting (see Note 13). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
(vii) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 10) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of this contingently issuable common stock are determined at each period end and are recorded in the other income(expense) section of the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), and the non-current liabilities section of the accompanying Consolidated Balance Sheet.
(viii) Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:

•     Appropriate evidence of a binding arrangement exists with the customer;

•	The sales price for the ELG System (including device extensions and accessories) is established with the customer;

•	The ELG System has been used by the hospital in an EVAR procedure, or the distributor has assumed title with no right of return; and
•     Collection of the corresponding receivable from the customer is reasonably assured at the time of sale.
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
The Company does not offer rights of return, other than honoring a standard warranty.
In the event that the Company enters into a bill and hold arrangement with its customer, which is uncommon, though occurred in 2012 (as discussed in Note 7), the following conditions must be met for revenue recognition:

(i)	The risks of ownership must have passed to the customer;

(ii)	The customer must have made a fixed and written commitment to purchase the ELG Systems;

(iii)	The customer must request that the transaction be on a bill and hold basis;

(iv)	There must be a fixed schedule for delivery of the ELG Systems. The date for delivery must be reasonable and must be consistent with the customer's business purpose;

(v)	The Company must have no remaining specific performance obligations and its earnings process must be complete;

(vi)	The customer's ordered ELG Systems must be segregated from the Company's inventory and cannot be used to fulfill other customer orders; and

(vii)	The ELG Systems must be complete and ready for shipment.
In addition to the above requirements, the Company also considers other pertinent factors prior to its recognition of revenue for bill and hold arrangements, such as:

(i)	The date by which payment is expected from the customer, and whether the Company has modified its normal billing and credit terms for the customer;

(ii)	The Company's past experiences with, and pattern of, bill and hold transactions;

(iii)	Whether the customer has the expected risk of loss in the event of a decline in the market value of the ELG Systems;

(iv)	Whether the Company's custodial risks are insurable and insured; and

(v)
Whether extended procedures are necessary in order to assure that there are no exceptions to the customer's commitment to accept and pay for the ELG Systems (i.e., that the business reasons for the bill and hold have not introduced a contingency to the customer's commitment).

(ix) Shipping Costs
Shipping costs billed to customers are reported within revenue, with the corresponding costs reported within costs of goods sold.
(x) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Consolidated Balance Sheets.
(xi) Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. The Company has recorded a valuation allowance to substantially reduce its net deferred tax assets, because the Company believes that, based upon a number of factors, it is more likely than not that substantially all the deferred tax assets will not be realized. If the Company were to determine that it would be able to realize additional deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made. In the event that the Company were assessed interest and/or penalties from taxing authorities, such amounts would be included in "income tax expense" within the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the notice was received.
(xii) Net Income (Loss) Per Share
Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2012 and 2011, options to purchase the common stock, restricted stock awards, and restricted stock units of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
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

3. Balance Sheet Account Detail

(a) Allowance for Doubtful Accounts
The following is the 2011 and 2012 summary of activity within the allowance for doubtful accounts:

Ending balance, December 31, 2010	$(118)
Bad debt expense	(62)
Write offs	19
Ending balance, December 31, 2011	$(161)
Bad debt expense	(325)
Write offs	14
Ending balance, December 31, 2012	$(472)

(b) Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
Production equipment, molds, and office furniture	$7,256	$6,440
Computer hardware and software	2,265	1,023
Leasehold improvements	2,819	2,459
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	556	1,133
Property and equipment, at cost	12,896	11,055
Accumulated depreciation	(7,912)	(6,601)
Property and equipment, net	$4,984	$4,454

Depreciation expense for property and equipment for the years ended December 31, 2012, 2011, and 2010 was $1.5 million, $1.3 million, and $0.9 million, respectively.

(c) Inventories

Inventories consisted of the following:

	December 31,
	2012	2011
Raw materials	$3,901	$3,260
Work-in-process	5,102	4,617
Finished goods	9,084	10,222
Inventories	$18,087	$18,099

(d) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	December 31,
	2012	2011
Goodwill	$29,022	$27,073

Intangible assets:
Indefinite lived intangibles
In-process research and development (a)	$40,100	$40,100
Trademarks and trade names	2,708	2,708
Total indefinite lived intangibles	$42,808	$42,808

Finite lived intangibles
Developed technology	$—	$14,050
Accumulated amortization	—	(13,465)
Developed technology, net	$—	$585

Patent	$100	$100
Accumulated amortization	(75)	(54)
Patent, net	$25	$46

License	$100	$—
Accumulated amortization	(12)	—
License, net	$88	$—

Customer relationships	$522	$—
Accumulated amortization	(87)	—
Customer relationships, net	$435	$—

Intangible assets (excluding goodwill), net	$43,356	$43,439
(a) Will be reclassified to finite lived intangibles and amortized through 2025, beginning February 2013, to coincide with the commercial launch of the product (Nellix System) associated with this intangible asset.
Amortization expense for intangible assets for the years ended December 31, 2012, 2011, and 2010 was $0.7 million, $1.4 million, and $1.4 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

Amortization Expense
2013	$268
2014	392
2015	892
2016	1,541
2017	2,011
2018 and thereafter	35,544

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
The maximum number of shares of the Company's common stock available for issuance under the 2006 Plan is 8.5 million shares. As of December 31, 2012, 0.3 million shares were available for grant. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares.

Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2006 Plan at an exercise price of not less than 100% of the closing fair market value of the Company's common stock on the respective date of grant. The grant date is generally the date the award is approved by the Compensation Committee of the Board of Directors, though for aggregate awards of 50,000 or less in each quarter, the grant date is the date the award is approved by the Company's Chief Executive Officer.

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

Employee Stock Purchase Plan

Under the terms of the Company's 2006 Employee Stock Purchase Plan (the "ESPP"), eligible employees can purchase common stock through payroll deductions. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount.  The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.

The table below summarizes the stock-based compensation recognized, common stock shares purchased by Company employees, and the average purchase price per share as part of the ESPP program during the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$759	$733	$468
Common stock shares purchased by Company employees	224	287	293
Average purchase price per share	$10.59	$6.84	$3.81

Stock Options and Restricted Stock

The Company values stock-based awards, including stock options and restricted stock, as of the date of grant (and is marked-to-market at each reporting period for unvested grants issued to consultants).

The Company recognizes stock-based compensation expense (net of estimated forfeitures) using the straight-line method over the requisite or implicit service period, as applicable. Forfeitures of employee awards are estimated at the time of grant and the forfeiture assumption is periodically adjusted for actual employee exercise behavior.

Stock-Based Compensation Expense Summary

The Company classifies related compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses for years ended December 31, 2012, 2011, and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of goods sold	$597	$209	$188
Operating expenses:
Research and development	1,336	753	362
Clinical and regulatory affairs	320	113	15
Marketing and sales	1,558	1,097	919
General and administrative	2,641	1,740	1,168
Total operating expenses	$5,855	$3,703	$2,464

Total	$6,452	$3,912	$2,652

In addition, the Company had $0.2 million, $0.2 million, and $43,000 of stock-based compensation capitalized in inventory as of December 31, 2012, 2011, and 2010, respectively.

Employee stock-based compensation expense for the years ended December 31, 2012, 2011, and 2010 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Applicable GAAP requires forfeitures to be estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has applied an estimated forfeiture rate of 30% for the years ended December 31, 2012, 2011, and 2010.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2012	2011	2010
Average expected option life (in years) (a)	6.0	6.0	6.0
Volatility (b)	55.8%	56.6%	56.4%
Risk-free interest rate (c)	1.0%	2.0%	2.4%
Dividend Yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$6.90	$4.55	$2.46

(a) Determined by the historical stock option exercise behavior of the Company's employees (maximum term is 10 years).
(b) Measured using weekly price observations for a period equal to stock options' expected term.
(c) Based upon the U.S. Treasury yields in effect at the end of the quarter that the options were granted (for a period equaling the stock options' expected term).
(d) The Company has never paid cash dividends on its common stock and does not expect to declare any cash dividends.
 Stock Option Activity
Stock option activity during the years ended December 31, 2012, and 2011 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value
Outstanding — January 1, 2011	5,914,884	$3.91
Granted	1,264,333	8.38
Exercised	(1,393,794)	3.84		(a)	$7,246
Forfeited	(228,889)	5.29
Expired	—	—
Outstanding — December 31, 2011	5,556,534	$4.89
Granted	756,289	13.31
Exercised	(1,167,715)	4.28		(a)	$11,135
Forfeited	(188,378)	8.32
Expired	—	—
Outstanding — December 31, 2012	4,956,730	$6.21	6.9	(b)	$39,947
Vested and Expected to Vest — December 31, 2012	4,235,058	$5.87	6.7	(b)	$35,536
Vested — December 31, 2012	2,551,156	$4.35	5.7	(b)	$25,242

(a) Represents the total difference between the Company's stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(b) Represents the total difference between the Company's closing stock price on the last trading day of 2012 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2012. The amount of intrinsic value will change based on the fair market value of the Company's stock.
As of December 31, 2012 there was $3.3 million of total unrecognized compensation expense related to granted, but unvested stock options, which are expected to be recognized over a weighted average period of 2.8 years.
The following table summarizes information regarding outstanding stock option grants as of December 31, 2012:

			Outstanding			Exercisable
Range of Exercise Prices			Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.64	—	$2.25	237,196	5.7	$2.07	232,301	$2.07
$2.26	—	$2.62	239,228	5.4	2.55	238,707	2.55
$2.67	—	$2.69	442,065	5.4	2.67	442,065	2.67
$2.79	—	$3.02	57,658	4.1	2.89	57,033	2.89
$3.35	—	$3.45	154,821	4.4	3.42	146,281	3.42
$3.46	—	$3.90	378,248	4.3	3.55	234,333	3.60
$3.92	—	$4.31	302,717	6.0	4.14	149,193	4.10
$4.32	—	$4.51	825,479	7.0	4.40	391,046	4.37
$4.63	—	$5.49	284,561	5.7	5.26	121,597	5.03
$5.72	—	$7.12	403,986	5.8	6.31	166,458	6.23
$7.14	—	$8.26	632,754	8.3	8.02	268,550	8.12
$8.57	—	$11.68	417,570	8.8	10.40	78,254	10.38
$11.97	—	$13.93	307,693	9.5	13.32	18,150	13.53
$14.01	—	$15.51	272,754	9.4	14.65	7,188	14.83
$1.64	—	$15.51	4,956,730	6.9	$6.21	2,551,156	$4.35

Non-employees - Stock Options
During the years ended December 31, 2012, 2011, and 2010, $0, $0, and $(7,000), respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee option grants. During the years ended December 31, 2012 and 2011, the Company did not grant any stock options to non-employees.
As of December 31, 2012, 2011, and 2010, a total of 40,000, 40,000, and 68,750 non-employee stock options, respectively, were outstanding and fully vested.
Restricted Stock Award Activity
The following table summarizes activity and related information for the Company's restricted stock awards:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date	Grant Date Fair Value	Vest Date Fair Value*
Unvested as of December 31, 2009	685,000
Granted	518,045	$5.95	$3,082
Cancelled	(35,965)
Vested	(575,625)
Unvested as of December 31, 2010	591,455
Granted	34,000	$6.19	$210
Cancelled	(6,303)
Vested	(35,851)
Unvested as of December 31, 2011	583,301
Granted	475,253	$12.67	$6,022
Canceled	(43,598)
Vested	(70,111)			$1,002
Unvested as of December 31, 2012	944,845

*Represents the Company's stock price on the vesting date multiplied by the number of vested shares.

The Company recognized restricted stock expense of $2.8 million, $0.9 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $6.4 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 2.2 years.

Non-employee Restricted Stock
During the years ended December 31, 2012, 2011, and 2010, $0.9 million, $0.4 million, and $43,000, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee restricted stock. During the years ended December 31, 2012 and 2011, the Company did not grant any restricted stock to non-employees.
As of December 31, 2012, 2011, and 2010, a total of 135,000, 169,000, and 135,000 shares of unvested restricted stock, respectively, issued to non-employees were outstanding.

5. Net Income (Loss) Per Share
Net income (loss) per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(35,774)	$(28,730)	$10,653
Weighted average shares - basic	59,811	56,592	48,902
Net income (loss) per share - basic	$(0.60)	$(0.51)	$0.22
Weighted average shares - diluted	59,811	56,592	50,544
Net income (loss) per share - diluted	$(0.60)	$(0.51)	$0.21

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	2010
Common stock options	2,698	3,127	—
Restricted stock awards	405	640	—
Restricted stock units	492	—	—
Total	3,595	3,767	—
6. Credit Facilities

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on October 9, 2012, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on March 31, 2013. As of December 31, 2012, the Company did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility carried a 0.2% unused commitment fee though May 19, 2012, when this fee was eliminated. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 1.5, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not exceed operating loss amounts (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $6.5 million for the quarter ended March 31, 2012; $11.0 million for the six months ended June 30, 2012; $13.0 million for the nine months ended September 30, 2012; and $13.0 million for the year ended December 31, 2012 (the "Operating Loss Covenant"). The Wells Credit Facility also included a negative covenant limiting 2012 capital expenditures to an aggregate $3.0 million.

The Company was not in compliance with the Operating Loss Covenant for the nine months ended September 30, 2012, and for the year ended December 31, 2012. The Company obtained a waiver from Wells for these breaches of the Operating Loss Covenant on October 26, 2012 and February 11, 2013, respectively, whereby Wells agreed to forbear from enforcing their default rights under the Wells Credit Facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.

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

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Year Ended December 31,
	2012		2011		2010
United States	$87,092	82.2%	$71,695	85.9%	$55,443	82.4%

Europe	$8,404	7.9%	$4,178	5.0%	$4,402	6.5%

Rest of World ("ROW"):
Latin America	$4,859	4.6%	$4,395	5.3%	$4,072	6.1%
Asia/Pacific	5,591	5.3%	3,149	3.8%	3,334	5.0%
Total ROW	$10,450	9.9%	$7,544	9.0%	$7,406	11.0%

Revenue	$105,946	100.0%	$83,417	100.0%	$67,251	100.0%

U.S. The Company's U.S. sales were solely derived from its direct sales force, divided among twelve geographic sales regions.

Europe. For the year ended December 31, 2012, the Company's European sales were derived from (i) its direct European sales force (including dedicated sales agents), serving much of Western Europe, and (ii) five independent distributors serving the markets in Italy (through June 2012), Greece, Turkey, Poland, and Ireland. For the year ended December 31, 2011, the Company's European sales were derived from its direct sales force and independent distributors. For the year ended December 31, 2010, the Company's European sales were derived solely from independent distributors.

ROW. The Company's ROW sales were solely derived from independent distributors. Included in 2012 revenue for Asia/Pacific is $5.6 million of sales of IntuiTrak systems that were not shipped to the Company's distributor in Japan until January 2013 (i.e., representing 2012 “bill and hold” transactions).  Due to applicable medical device regulations in Japan, these IntuiTrak systems could not pass Japanese customs until related Shonin approval was received - which ultimately occurred in late December 2012 (the distributor was solely responsible and bore all the risk for obtaining such approval).  These IntuiTrak systems were subsequently shipped in full to Japan in January 2013. The Company assessed applicable GAAP for these transactions, beginning in the first quarter of 2012, and determined that applicable revenue recognition criteria were achieved in the corresponding quarter that the distributor's written order was fulfilled, physically segregated (at the distributor's request), and ready for shipment (at which time full title and risk of loss passed to the distributor, who had no right of return).

8. Commitments and Contingencies
(a) Leases
The Company leases its administrative, research, and manufacturing facilities located in Irvine, California and an administrative office located in Den Bosch, The Netherlands. These facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance. In addition, the Company has certain equipment, under long-term agreements that are accounted for as operating leases.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of December 31, 2012:

2013	$655
2014	474
2015 and thereafter	—
$1,129
(b) Employment Agreements and Retention Plan
The Company has entered into employment agreements with its officers and certain other “key employees” under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, upon a change in control of the Company, or by the employee for good reason. The payment will generally be equal to six months of the employee’s then current salary for termination by the Company without cause, and generally be equal to twelve months of salary upon a change in control of the Company.

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
Cook
The Company had been involved in litigation with Cook Incorporated (“Cook”). Cook alleged that the Company infringed two of its patents, granted in 1991 and 1998, which expired on October 17, 2009 and October 25, 2011, respectively (the ”Patent Dispute”). The lawsuit was filed by Cook in the U.S. District Court for the Southern District of Indiana, on October 8, 2009.
On October 16, 2012, the Company entered into a settlement agreement with Cook for the Patent Dispute (the “Settlement Agreement”), which included a full release from liability for all asserted claims. Without admitting any liability, the Company agreed to make a one-time cash payment to Cook of $5.0 million, which occurred in December 2012.
The $5.0 million Settlement Agreement is presented in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) within operating expenses as "settlement costs" for the year ended December 31, 2012.
LifePort
On December 28, 2012, LifePort Sciences, LLC filed a complaint against the Company in the United States District Court, District of Delaware alleging that certain of the Company's products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for sale of the Company's products and injunctive relief. The Company does not believe it infringes on any of these patents and intends to vigorously defend itself in this matter.
At this time, the Company is unable to predict the outcome of this matter, but is of the opinion that the outcome will not have a material adverse effect on its financial position, results of operations, or cash flow. However, in order to avoid further legal costs (recognized within "general and administrative" expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss)) and diversion of management resources, it is reasonably possible that the Company may reach a settlement with LifePort, which could result in a liability. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.
(d) Income Taxes
The Company applies an accounting standard which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the Company's effective tax rate in a future period was $0.1 million and $0 as of December 31, 2012 and December 31, 2011, respectively. Both amounts are net of any applicable federal and/or state benefits.  The Company expects its unrecognized tax benefits to decrease by $0.1 million over the next 12 months due to ultimate settlement of outstanding tax liabilities.

9. Related Party Transactions

Dr. Edward Diethrich previously served on the Company's Board of Directors; his board term expired on June 11, 2009. Dr. Diethrich also previously served as a director of Arizona Heart Hospital ("AHH") through October, 2010. Dr. Diethrich currently serves as the Company's medical director, under an independent contractor arrangement.

AHH has been a long-standing customer of the Company, and the Company has contracted with AHH for physician training and clinical research services for a number of years. The below table is a summary of all transactions by and between the Company and AHH in 2012, 2011, and 2010.

	Year Ended December 31,
	2012 (a)	2011 (a)	2010
Payments from the Company to AHH:
Physician and clinical research expenses	$125	$209	$114

Company revenue derived from AHH	$690	$912	$1,064

(a) Due to Dr. Diethrich's retirement from the Board of Directors of AHH in October 2010, AHH was not considered to be a related-party to the Company during 2012 and 2011, and is presented for comparative purposes only.

10. Contingently Issuable Common Stock
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
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. At December 31, 2012, the Company's stock price closed at $14.24 per share. Thus, had the Nellix Milestones been achieved on December 31, 2012, the Contingent Payment would have comprised 4.2 million shares, representing a value of $59.8 million.
The value of the Contingent Payment is derived using a discounted income approach model, with a range of probabilities and assumptions related to the timing and likelihood of achievement of the Nellix Milestones (which include Level 3 inputs - see Note 2(vi) and the Company's stock price (Level 1 input) as of the balance sheet date. These varying probabilities and assumptions and changes in the Company's stock price have required fair value adjustments of the Contingent Payment in periods subsequent to the Nellix Closing Date.
The per share price of the Company's common stock increased by $2.76, or 24%, between December 31, 2011 and December 31, 2012. This increase in the value of the Company's common stock was the primary driver affecting the increase in the fair value of the Contingent Payment for the year ended December 31, 2012.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized within "other income (expense)" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair Value of Contingently Issuable Common Stock
December 31, 2011	$38,700
Fair value adjustment of Contingent Payment for year ended December 31, 2012	13,700
December 31, 2012	$52,400

11. Income Tax Expense

Net loss before income tax benefit attributable to U.S. and international operations, consists of the following:

	Year Ended December 31,
	2012	2011	2010
U.S.	$(22,270)	$(26,062)	$(4,384)
Foreign	(12,973)	(2,754)	—
Net income (loss) before income tax	$(35,243)	$(28,816)	$(4,384)

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$30	$(148)	$49
State	176	27	20
Foreign	319	35	—
	525	(86)	69
Deferred:
Federal	—	—	(13,634)
State	—	—	(1,472)
Foreign	$6	$—	$—
Income tax expense (benefit)	$531	$(86)	$(15,037)

Income tax expense (benefit) was computed by applying the U.S. federal statutory rate of 34% to net income (loss) before taxes as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax benefit at federal statutory rate	$(11,983)	$(9,797)	$(1,490)
State income tax expense (benefit) net of federal benefit	116	18	(1,458)
Meals and entertainment	210	264	182
Research and development credits	—	(342)	(327)
Stock-based compensation	382	421	684
Contingent consideration	4,658	3,570	—
Foreign tax rate differential	4,736	1,025	—
Net change in valuation allowance	2,244	4,097	(13,974)
Other, net	168	658	1,346
Income tax expense (benefit)	$531	$(86)	$(15,037)

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	54,389	53,366
Accrued expenses	711	474
Tax credits	8,400	8,953
Bad debt	183	61
Inventory	578	327
Capitalized research and development	—	31
Other	—	150
Depreciation and amortization	—	758
Deferred compensation	2,364	1,343
Deferred tax assets	66,625	65,463
Valuation allowance	(50,866)	(50,144)
Total deferred tax assets	15,759	15,319
Deferred tax liabilities:
Developed technology and trademark	$(15,575)	$(15,319)
Trademarks and tradenames	(1,029)	(1,029)
Depreciation and amortization	(101)	—
Other	(89)	—
Total deferred tax liabilities	(16,794)	(16,348)
Net deferred tax liability	(1,035)	(1,029)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic deferred tax assets will not be realized and that it is more likely than not that the foreign deferred tax assets will be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $(50.9) million against a substantial portion of its deferred tax assets as of December 31, 2012. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $150.0 million and $117.2 million, respectively.
Federal and state net operating loss carryforwards begin expiring in 2013 and will continue to expire through 2032. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development credits for federal and state income tax purposes of approximately $4.3 million and $2.7 million, respectively, which will begin to expire in 2020. The California research and development credits do not expire.
The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012 and 2011 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized under GAAP. Those deferred tax assets include federal and state net operating losses. The Company employs the “with and without” method of accounting for equity compensation excess tax benefits. Therefore, equity will be increased by $5.9 million, if and when such deferred tax assets are ultimately realized.
Utilization of the Company's net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to an “ownership change” that may have occurred, or that could occur in the future, as defined and required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards, and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization.
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

The Company intends to complete a study in the future to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Year Ended December 31, 2012
Balance at January 1, 2012	$—
Additions for tax positions related to prior periods	122
Reductions	—
Lapse of statute of limitations	—
Balance at December 31, 2012	$122

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the years ended December 31, 2012 and December 31, 2011, the Company accrued $14,000 and $0 respectively, for the payment of interest and penalties.
The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, net operating losses and unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.
In general, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by taxing authorities for years before 2008, however, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination.

12. June 2012 Stock Sale

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

These two transactions resulted in gross proceeds to the Company of $40.3 million (net of $0.1 million withheld by Piper to cover their applicable legal fees). The Company's direct costs to complete this transaction, substantially consisting of legal fees and accounting fees, totaled $0.2 million and are reflected as a reduction of "additional paid-in capital" in the accompanying Consolidated Balance Sheets as of December 31, 2012, in accordance with applicable GAAP.

13. Business Combination

GVT Acquisition Overview
On July 2, 2012 (the “GVT Closing Date”), the Company terminated its exclusive distribution agreement with its Italian distributor, Global Vascular Technologies S.r.l. ("GVT"). Immediately after termination, the Company closed an asset purchase agreement with GVT for its business for total consideration of $2.4 million (the “GVT Acquisition”), of which the Company's cash payment for GVT was offset by $1.0 million of trade receivables due to the Company from GVT. This business consists of (i) a trained and assembled Italian sales workforce (on the GVT Closing Date, four former GVT sales employees joined the Company to assume similar roles), and (ii) various active distribution and direct sales agreements in Italy, which were assumed by the Company.

Since July 2, 2012, the results of operations of the former GVT business, since renamed Endologix Italia S.r.l., have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Direct Costs of the GVT Acquisition

The Company's direct costs of the GVT Acquisition included legal and accounting fees of $0.4 million. Such amount is included in "contract termination and business acquisition expenses" within the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

GVT Business Purchase Price Allocation

The GVT business purchase price of $2.4 million was allocated based on the below fair value estimates of the acquired assets and liabilities:

Customer relationships	$500
Total identifiable net assets	$500
Goodwill	1,867
Total purchase price allocation	$2,367

Amortization of the customer relationships intangible asset began in July 2012 and such expense of $0.1 million is included in "general and administrative" expense within the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012. Amortization of the customer relationship intangible asset will continue to be recorded over its estimated period of benefit of three years. To estimate fair value of the customer relationships, the Company used the “income approach” which is a valuation technique that converts future expected net cash flows to be derived from this asset into a single, present-valued amount.

Goodwill

Goodwill presented above of $1.9 million represents the difference of the GVT business purchase price of $2.4 million minus the net identifiable intangible asset acquired. This goodwill value has been recorded in Euros by the Company's wholly-owned Italian subsidiary, and will thus be subject to foreign currency translation adjustments at each balance sheet date. Such goodwill value adjustment was $0.1 million from the GVT Closing Date to the December 31, 2012 balance sheet date.

In accordance with applicable GAAP, the Company will not amortize goodwill associated with the GVT acquisition. Goodwill is subject to annual impairment testing. The goodwill resulting from the GVT acquisition is expected to be amortized over 18 years for tax purposes.

Applicable GAAP requires that the value of a trained and assembled workforce be included in goodwill, and not presented as a separate intangible asset. The four sales employees hired as part of the GVT Acquisition are clinically adept with the Company's ELG System; have long-standing professional relationships with Italian distributors and physicians; and have a high degree of sales experience within the Italian EVAR market. The Company believes these acquired employees will provide the foundation for meaningful revenue growth in Italy, which is widely recognized as the second-largest EVAR market in Europe, behind Germany.

Supplemental Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information is presented to reflect the results of the Company's consolidated operations for the years ended December 31, 2012 and 2011, as if the acquisition of GVT had occurred on January 1, 2011. To reflect the combined businesses, adjustments have been made to include the effects of amortization of the acquired intangible asset and removal of one-time transaction costs directly associated with the GVT Acquisition. These pro forma results have been prepared for informational purposes only and may not be indicative of what operating results would have been, had the acquisition actually taken place on January 1, 2011, and may not be indicative of future operating results.

	(Pro Forma and Unaudited)
	Year Ended December 31,
	2012	2011
Pro Forma Revenue	$106,132	$83,879
Pro Forma Cost of goods sold	25,282	18,746
Pro Forma Total operating expenses	102,430	84,402
Pro Forma Net loss	(35,464)	(28,862)
Pro Forma Net loss per share - basic and diluted	(0.59)	(0.51)

14. Quarterly Results of Operations (Unaudited)

Three Months Ended:	Revenue	Cost of goods sold	Operating expenses	Net loss	Basic loss per share	Diluted loss per share
December 31, 2012 (a)	$29,222	$7,158	$27,761	$(6,518)	$(0.10)	$(0.10)
September 30, 2012	26,696	6,444	27,185	(5,857)	(0.10)	(0.10)
June 30, 2012	25,509	6,277	24,819	(6,696)	(0.11)	(0.11)
March 31, 2012	24,519	5,403	22,790	(16,703)	(0.29)	(0.29)

Three Months Ended:
December 31, 2011	$23,392	$5,394	$21,262	$(3,665)	$(0.06)	$(0.06)
September 30, 2011	22,302	4,829	22,622	(6,603)	(0.12)	(0.12)
June 30, 2011	19,175	4,150	20,202	(13,666)	(0.24)	(0.24)
March 31, 2011	18,548	4,373	19,000	(4,795)	(0.09)	(0.09)

(a) Includes $0.6 million of operating expenses which was recorded to the Consolidated Statements of Operations for the three months ended December 31, 2012. This amount represents a cumulative correction of prior period errors which relate to the recognition of stock-based compensation, though is not material to any previously reported prior period.

15. Subsequent Event

The Company had been an “eligible member” of its former products-liability carrier, Medmarc Mutual Insurance Company (“Medmarc”). On January 3, 2013, Medmarc was acquired by another insurance company, ProAssurance Corporation. This transaction required Medmarc to first convert from a mutual insurance company to a stock insurance company (the “Demutualization”). This Demutualization resulted in a distribution of Medmarc's December 31, 2011 statutory capital and surplus to its “eligible members”.
Accordingly, the Company received a $1.3 million cash distribution in full in January 2013 as a result of this Demutualization, which will be included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013, within “other income (expense)”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A        CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended or ("the Exchange Act"). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our management's assessment, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of such date, were effective.
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

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2013.

Item 11.	Executive Compensation

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2013.

Item 14.	Principal Accountant Fees and Services

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 23, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)     Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:

Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Stockholders' Equity for the years ended 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

Notes to the Consolidated Financial Statements

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010. All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011, and 2010

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Additions to Bad Debt Expense or Deferred Tax Asset	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended December 31, 2012
Allowance for doubtful accounts	$161	$325	$—	$(14)	$472
Year ended December 31, 2011
Allowance for doubtful accounts	$118	$62	$—	$(19)	$161
Year ended December 31, 2010
Allowance for doubtful accounts	$97	$39	$—	$(18)	$118

(1)	Deductions represent the actual write-off of accounts receivable balances.

(b)     Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report on Form 10-K. For exhibits that previously have been filed, the Company incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the original exhibit number in the previous filing which is being incorporated by reference herein.

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

10.1	(1)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).

10.2	(1)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).

10.3	(1)	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on May 30, 2012).

10.4	(1)
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
Endologix, Inc. 2006 Employee Stock Purchase Plan, as amended and restated on July 2, 2012 (Incorporated by reference to Exhibit 10.19 to Endologix's Inc. Annual Report on form 10-Q, filed with the SEC on August 3, 2012).

10.7
Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix, Inc Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 13, 2002).

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
Offer Letter, dated April 28, 2008, between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix, Inc Current Report on Form 8-K F.6 No. 000-28440, filed with the SEC on May 16, 2008).

10.10	(1)
Employment Agreement, dated as of December 29, 2008, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix, Inc Current Report on Form 8-K, filed with the SEC on January 2, 2009).

10.11	(1)
Employment Agreement, dated as of December 29, 2008, by and between Endologix, Inc. and Robert J. Krist (Incorporated by reference to Exhibit 10.2 to Endologix, Inc Current Report on Form 8-K, filed with the SEC on January 2, 2009).

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
Third Amendment to Credit Agreement, dated February 20, 2012, by and between Endologix, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.15.1 to Endologix Inc. Annual Report on Form 10-K, filed with the SEC on March 6, 2012).

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
Cross License Agreement dated as of October 26, 2011, by and between Endologix, Inc. and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.19 to Endologix Inc. Annual Report on Form 10-K, filed with the SEC on March 6, 2012).

10.20	(1)
Form of Employee Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Inc. Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2012).

10.21	(1)
Form of Director Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Inc. Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2012).

10.22	† (2)	Settlement Agreement, dated October 16, 2012 by and among Endologix, Inc., Cook Incorporated, Cook Group and Cook Medical, Inc.

10.23	(1)
Offer Letter, dated January 2, 2013, between Endologix, Inc. and Shelly B. Thunen (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on January 3, 2013).

10.24	(1)
Employment Agreement, dated January 2, 2013, between Endologix, Inc. and Shelly B. Thunen (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on January 3, 2013).

10.25	(1)
Severance Agreement and General Release, dated December 31, 2012, between Endologix, Inc. and Robert J. Krist (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on January 3, 2013).

14
Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix, Inc. Annual Report on Form 10-K, No. 000-28440, filed with the SEC on March 26, 2004).

16.1
Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, Dated August 15, 2012 (Incorporated by reference to Exhibit 16.1 to Endologix, Inc. Current Report on Form 8-K, filed with the SEC on August 15, 2012).

21.1	(2)	List of Subsidiaries.

23.1	(2)	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

23.2	(2)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

24.1	(2)	Power of Attorney (included on signature page hereto).

31.1	(2)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	(2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	(3)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	(3)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	(4)	XBRL Instance Document

101.SCH	(4)	XBRL Taxonomy Extension Schema Document

101.CAL	(4)	XBRL Taxonomy Extension Calculation Link Base Document

101.DEF	(4)	XBRL Taxonomy Extension Definition Link Base Document

101.LAB	(4)	XBRL Taxonomy Extension Label Link Base Document
101.PRE	(4)	XBRL Taxonomy Extension Presentation Link Base Document
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
John McDermott Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: March 14, 2013

POWER OF ATTORNEY
We, the undersigned directors and officers of Endologix, Inc., do hereby constitute and appoint John McDermott and Shelley B. Thunen, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN McDERMOTT	Chief Executive Officer and Chairman of the Board	March 14, 2013
(John McDermott)	(Principal Executive Officer)

/s/ SHELLEY B. THUNEN	Chief Financial Officer	March 14, 2013
(Shelley B. Thunen )	(Principal Financial and Accounting Officer)

/s/ RODERICK DE GREEF	Director	March 14, 2013
(Roderick de Greef)

/s/ DAN LEMAITRE	Director	March 14, 2013
(Dan Lemaitre)

/s/ THOMAS C. WILDER	Director	March 14, 2013
(Thomas C. Wilder)

/s/ GUIDO J. NEELS	Director	March 14, 2013
(Guido J. Neels)

/s/ GREGORY D. WALLER	Director	March 14, 2013
(Gregory D. Waller)