Form 10-Q
period 2013-03-31
ENDOLOGIX INC /DE/
filed 2013-05-07
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 25, 2013, there were 62,798,993 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$42,029	$45,118
Accounts receivable, net	25,661	22,600
Other receivables	323	320
Inventories	18,597	18,087
Prepaid expenses and other current assets	1,570	1,442
Total current assets	88,180	87,567
Property and equipment, net	5,615	4,984
Goodwill	28,963	29,022
Intangibles, net	43,278	43,356
Deposits and other assets	148	174
Total assets	$166,184	$165,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,487	$6,348
Accrued payroll	7,818	7,825
Accrued expenses and other current liabilities	4,475	3,021
Total current liabilities	18,780	17,194
Deferred income taxes	1,035	1,035
Contingently issuable common stock	57,600	52,400
Total liabilities	77,415	70,629
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 63,293,693 and 63,068,463 shares issued, respectively. 62,798,993 and 62,573,763 shares outstanding, respectively.	63	63
Additional paid-in capital	298,639	295,338
Accumulated deficit	(209,348)	(200,014)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive income (loss)	76	(252)
Total stockholders’ equity	88,769	94,474
Total liabilities and stockholders’ equity	$166,184	$165,103

The accompanying notes are an integral part of these condensed consolidated financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$29,784	$24,519
Cost of goods sold	7,256	5,403
Gross profit	22,528	19,116
Operating expenses:
Research and development	3,519	3,761
Clinical and regulatory affairs	2,364	1,402
Marketing and sales	15,249	13,547
General and administrative	5,885	4,080
Total operating expenses	27,017	22,790
Loss from operations	(4,489)	(3,674)
Other income (expense):
Interest income	10	3
Interest expense	—	(7)
Other income (expense), net	684	(1)
Change in fair value of contingent consideration related to acquisition	(5,200)	(12,450)
Total other expense	(4,506)	(12,455)
Net loss before income tax expense	$(8,995)	$(16,129)
Income tax expense	(339)	(574)
Net loss	$(9,334)	$(16,703)
Other comprehensive income (foreign currency translation)	$328	$5
Comprehensive loss	$(9,006)	$(16,698)

Basic and diluted net loss per share	$(0.15)	$(0.29)
Shares used in computing basic and diluted net loss per share	62,189	57,620
The accompanying notes are an integral part of these condensed consolidated financial statements

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(9,334)	$(16,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	484	671
Stock-based compensation	2,230	1,013
Change in fair value of contingent consideration related to acquisition	5,200	12,450
Income tax expense	339	574
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(3,064)	(2,055)
Inventories	(436)	(1,360)
Prepaid expenses and other current assets	(103)	(311)
Accounts payable	182	(201)
Accrued payroll	(7)	(300)
Accrued expenses and other current liabilities	1,115	578
Deferred rent	—	(8)
Net cash used in operating activities	(3,394)	(5,652)
Investing activities:
Purchases of property and equipment	(1,102)	(398)
Net cash used in investing activities	(1,102)	(398)
Financing activities:
Proceeds from exercise of stock options	997	646
Net cash provided by financing activities	997	646
Effect of exchange rate changes on cash and cash equivalents	410	5
Net decrease in cash and cash equivalents	(3,089)	(5,399)
Cash and cash equivalents, beginning of period	45,118	20,035
Cash and cash equivalents, end of period	$42,029	$14,636

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The interim financial data as of March 31, 2013, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three months ended March 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

(c) Operating Segment

The Company has one reportable operating segment that is focused exclusively on the development, manufacture, marketing, and sale of ELG Systems for the treatment of aortic disorders. For the three months ended March 31, 2013, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The following accounting policies and estimates were used in the preparation of the accompanying Condensed Consolidated Financial Statements:
(i) Cash and Cash Equivalents
The carrying amount of the Company's money market funds is included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets, and approximates its fair value (utilizing Level 1 inputs) because of the ability to immediately convert these money market funds to cash with minimal change in value.
(ii) Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, inclusive of applicable value-added tax ("VAT"), and do not bear interest. Revenue is recorded net of VAT. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
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
Upon sale or disposition of property and equipment, any gain or loss is included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(v) Goodwill and Intangible Assets
Intangible assets with definite lives are amortized over their estimated useful lives using a method that reflects the pattern over which the economic benefit is expected to be realized, and is as follows:

Useful Life
Goodwill	Indefinite lived
Trademarks and tradenames	Indefinite lived
In-process research and development	Indefinite lived until commercial launch of underlying technology
Developed technology	Thirteen years
Patents & license	Three to five years
Customer relationships	Three years
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Company most recently completed its annual test for impairment of goodwill also as of June 30, 2012, with no resulting impairment. The Company's market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
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
(vii) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of this contingently issuable common stock are determined at each period end and are recorded in the other income(expense) section of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, and the non-current liabilities section of the accompanying Condensed Consolidated Balance Sheet.
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

In the event that the Company enters into a bill and hold arrangement with its customer, which is uncommon, though occurred throughout 2012 for a certain ROW distributor (as discussed in Note 7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), the following conditions must be met for revenue recognition:

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
(x) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Condensed Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive loss and into net loss during the three months ended March 31, 2013 and 2012.
(xi) Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. The Company has recorded a valuation allowance to fully reduce its net deferred tax assets, because the Company believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made. In the event that the Company were assessed interest and/or penalties from taxing authorities, such amounts would be included in "income tax expense" within the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period the notice was received.
(xii) Net Income (Loss) Per Share
Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the three months ended March 31, 2013 and 2012, options to purchase common stock, restricted stock awards, restricted stock units, and contingently-issuable common stock were excluded from the computation of net loss per share for these periods because its effect would have been antidilutive.

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

3. Stock-Based Compensation

Stock-Based Compensation Expense Summary

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statement of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three months ended March 31, 2013 and 2012, was as follows:

	Three Months Ended
	March 31,
	2013	2012
Cost of goods sold	$150	$88
Operating expenses:
Research and development	205	151
Clinical and regulatory affairs	403	34
Marketing and sales	578	282
General and administrative	894	458
Total operating expenses	$2,080	$925
Total	$2,230	$1,013

Stock Options and Restricted Stock

The Company values stock options and restricted stock, as of the date of grant (and is marked-to-market at each reporting period for unvested grants issued to consultants). The Company uses the Black-Scholes option-pricing model in valuing granted stock options. The Company's closing stock price on the date of grant is used to value restricted stock units and restricted stock awards.

The Company recognizes stock-based compensation expense (net of estimated forfeitures) using the straight-line method over the requisite or implicit service period, as applicable. Forfeitures are estimated at the time of grant and the forfeiture assumption is periodically adjusted for actual experience.

Employee Stock Purchase Plan

Under the terms of the Company's 2006 Employee Stock Purchase Plan (the "ESPP"), eligible employees can purchase common stock through payroll deductions. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less) minus a 15% discount.  The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

4. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(9,334)	$(16,703)
Weighted average shares	62,189	57,620
Net loss per share - basic and diluted	$(0.15)	$(0.29)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Common stock options	2,768	3,748
Restricted stock awards	492	487
Restricted stock units	457	—
Common stock issuable in connection with Contingent Payment (see Note 9)	4,100	4,200
Total	7,817	8,435

5. Balance Sheet Account Detail

(a) Accounts Receivables, net

Accounts receivable, net, consisted of the following:

	March 31, 2013	December 31, 2012
Trade accounts receivable, net of allowance for doubtful accounts of $237 and $472, respectively	$23,615	$21,212
VAT receivable	2,046	1,388
Accounts receivable, net	$25,661	$22,600

(b) Inventories

Inventories are stated at the lower of cost or market value. Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$3,713	$3,901
Work-in-process	4,648	5,102
Finished goods	10,236	9,084
Inventories	$18,597	$18,087

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	March 31, 2013	December 31, 2012
Goodwill	28,963	$29,022

Intangible assets:
Indefinite lived intangibles
In-process research and development (1)	$—	$40,100
Trademarks and trade names	2,708	2,708
Total indefinite lived intangibles	$2,708	$42,808

Finite lived intangibles
Developed technology (1)	$40,100	$—
Accumulated amortization	(10)	—
Developed technology, net	$40,090	$—

Patent	$100	$100
Accumulated amortization	(80)	(75)
Patent, net	$20	$25

License	$100	$100
Accumulated amortization	(20)	(12)
License, net	$80	$88

Customer relationships	$506	$522
Accumulated amortization	(126)	(87)
Customer relationships, net	$380	$435

Intangible assets (excluding goodwill), net	$43,278	$43,356
(1) Was reclassified in the first quarter of 2013 to finite lived intangibles, which coincided with the commercial launch of the product (Nellix System) associated with this intangible asset.
The Company recognized amortization expense on intangible assets during the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended
	March 31,
	2013	2012
Amortization expense	$65	$356

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Estimated amortization expense for the remainder of 2013 and the five succeeding fiscal years is as follows:

Amortization Expense
Remainder of 2013	$166
2014	392
2015	879
2016	1,542
2017	2,013
2018	2,500
2019 and thereafter	33,078
6. Credit Facilities

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on March 20, 2013, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility, of which there was $0 as of March 31, 2013, will become due and payable upon its expiration on May 15, 2013. The Company is presently working with Wells to extend the maturity to November 2014.

As of March 31, 2013, the Company did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility carried a 0.2% unused commitment fee though May 19, 2012, when this fee was eliminated. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains certain financial covenants that were suspended by Wells for the three months ended March 31, 2013, in anticipation of the May 2013 amendment.

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

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended
	March 31,
	2013		2012
United States	$24,727	83.0%	$21,055	85.9%

Europe	$3,347	11.2%	$1,587	6.5%

Rest of World ("ROW"):
Latin America	$572	1.9%	$913	3.7%
Asia/Pacific	1,138	3.9%	964	3.9%
Total ROW	$1,710	5.8%	$1,877	7.6%
Revenue	$29,784	100.0%	$24,519	100.0%

U.S. The Company's U.S. sales were solely derived from its sales force, divided among twelve geographic sales regions.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Europe. The Company's European sales were derived from (i) its direct European sales force (including dedicated sales agents), serving much of Western Europe, and (ii) five independent distributors serving the markets in Italy (through June 2012), Greece, Turkey, Poland, and Ireland.

ROW. The Company's ROW sales were solely derived from independent distributors.

8. Commitments and Contingencies
(a) Leases

The Company leases its (i) administrative, research, and manufacturing facilities in Irvine, California, (ii) its administrative facility in Den Bosch, The Netherlands, and (iii) certain equipment, under agreements that are accounted for as operating leases. The facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of March 31, 2013:

Remaining 2013	$494
2014	474
2015 and thereafter	—
$968
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
At this time, the Company is unable to predict the outcome of this matter, but is of the opinion that the outcome will not have a material adverse effect on its financial position, results of operations, or cash flow. However, in order to avoid further legal costs (recognized within "general and administrative" expenses within the Consolidated Statements of Operations and Comprehensive Loss and diversion of management resources, it is reasonably possible that the Company may reach a settlement with LifePort, which could result in a liability. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this litigation.

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
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. As of March 31, 2013, the Company's stock price last closed at $16.15 per share. Thus, had the Nellix Milestones been achieved on March 31, 2013, the Contingent Payment would have comprised 4.1 million shares, representing a value of $66.2 million.
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
The per share price of the Company's common stock increased by $1.91, or 13%, between December 31, 2012 and March 31, 2013. The increase in the value of the Company's common stock was the primary driver affecting the increase in the fair value of the Contingent Payment during the three months ended March 31, 2013.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Fair Value of Contingently Issuable Common Stock
December 31, 2012	$52,400
Fair value adjustment of Contingent Payment for three months ended March 31, 2013	5,200
March 31, 2013	$57,600

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP.  The Company recorded a provision for income taxes of $0.3 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, representing an ETR of (3.8%) and (3.6%), respectively.  The Company's ETR for the three months ended March 31, 2013 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to, market acceptance of our products, general economic and business conditions, the regulatory environment in which we operate, the level and availability of third party payor medical reimbursements, competitive activities, protection of intellectual property rights or other risks. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

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

See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2012, "Business" section for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Clinical Trials and Product Developments

Recent Highlights of Our Product Development Initiatives and Regulatory Approvals

Nellix

We received CE Mark approval of the Nellix System in January 2013. In February 2013. We commenced a limited market introduction of the Nellix System in Europe in February 2013. We hope to receive IDE approval from the FDA for the Nellix System in the third quarter of 2013, and hope to receive FDA premarket approval in the U.S. in 2016.

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

PEVAR

In April 2013 we received FDA premarket approval ("PMA") for a broadened indication for our AFX system to include totally percutaneous endovascular aneurysm repair ("PEVAR") for AAA. We have completed the PEVAR training and certification of our U.S. sales force. Beginning in May 2013, we intend to commence the training of physicians in the U.S. on the PEVAR procedure.

Vascular access for EVAR requires femoral artery exposure (commonly referred to as surgical “cut-down”) of one or both femoral arteries, allowing for safe introduction of ELG systems. Complications from femoral artery exposure in the setting of EVAR is an inherent risk of current surgical practice. PEVAR procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via a needle-puncture through the skin. Advantages to the patient and to the health care system of an entirely percutaneous procedure include reduced surgical procedure times, less post-operative pain, and fewer access-related wound complications. To date, our ELG system is the only one approved by the FDA specifically for full percutaneous access.

Ventana

In April 2013, we received CE Mark approval for several sizes of our Ventana System, and to date have enrolled 76 patients in our U.S. IDE study. We believe that these currently approved sizes allow us to treat approximately 30% of AAA patients whose aneurysms extent to, or above, the renal arteries. In reviewing our first 120 global procedures with Ventana, we have seen good overall safety results, but a higher than expected number of renal re-interventions.  Before we continue enrolling patients in the IDE clinical study and progressing with the European limited market introduction, we plan to integrate our next generation covered renal stent and conduct additional testing and training to optimize future outcomes.  We hope to resume enrolling patients in the IDE study and commence the limited market introduction in Europe by the end of 2013.
AFX

We plan to commence a limited market introduction of a new aortic extension for the AFX system in the U.S. in the third quarter 2013. This enhanced device is expected to further simplify the EVAR procedure and provide physicians with improved deployment accuracy.

Characteristics of Our Revenue and Expenses

Revenue
Revenue is derived from sales of our ELG System (including extensions and accessories) to hospitals upon completion of an EVAR procedure, or from sales to distributors upon title transfer (which is typically at shipment), provided our other revenue recognition criteria have been met.
Cost of Goods Sold

Cost of goods sold includes compensation (including stock-based compensation) and benefits of production personnel and production support personnel. Cost of goods sold also includes certain royalty fees to third parties, amortization of our developed technology intangible asset, depreciation expense for production equipment, production materials and supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.
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

General and Administrative
General and administrative expenses primarily include compensation (including stock-based compensation) and benefits for personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources. General and administrative expenses also include bad debt expense, patent and legal fees, financial audit fees, insurance, recruiting fees, other professional services, the federal Medical Device Excise Tax, and allocated facilities-related expenses.

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
In the event that we enter into a bill and hold arrangement with a customer, which is uncommon, though occurred throughout 2012 for a certain ROW distributor (as discussed in Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2012), the following conditions must be met for revenue recognition:

(i)	The risks of ownership must have passed to the customer;

(ii)	The customer must have made a fixed and written commitment to purchase the ELG Systems;

(iii)	The customer must request that the transaction be on a bill and hold basis;

(iv)	There must be a fixed schedule for delivery of the ELG Systems. The date for delivery must be reasonable and must be consistent with the customer's business purpose;

(v)	We must have no remaining specific performance obligations and its earnings process must be complete;

(vi)	The customer's ordered ELG Systems must be segregated from our inventory and cannot be used to fulfill other customer orders; and

(vii)	The ELG Systems must be complete and ready for shipment.

In addition to the above requirements, we also consider other pertinent factors prior to its recognition of revenue for bill and hold arrangements, such as:

(i)	The date by which payment is expected from the customer, and whether we have modified our normal billing and credit terms for the customer;

(ii)	Our past experiences with, and pattern of, bill and hold transactions;

(iii)	Whether the customer has the expected risk of loss in the event of a decline in the market value of the ELG Systems;

(iv)	Whether our custodial risks are insurable and insured; and

(viii)
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
A portion of restricted stock vesting is dependent on us achieving certain regulatory and financial milestones. We use significant judgment in estimating the likelihood and timing of achieving these milestones. As of each financial statement reporting period, we reassess the likelihood and estimate the timing of reaching these milestones, and will adjust expense accordingly.
Contingent Consideration for Business Acquisition
We determine the fair value of contingently issuable common stock related to the Nellix acquisition using a probability-based income approach using an appropriate discount rate. Changes in the fair value of the contingently issuable common stock are determined each period end and recorded in the other income (expense) section of the Condensed Consolidated Statements of Operations and Comprehensive Loss and the non-current liabilities section of the Condensed Consolidated Balance Sheet.

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

Results of Operations
Operations Overview - Three Months Ended March 31, 2013 versus 2012
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended March 31,
	2013		2012
Revenue	$29,784	100.0%	$24,519	100.0%
Cost of goods sold	7,256	24.4%	5,403	22.0%
Gross profit	22,528	75.6%	19,116	78.0%
Operating expenses:
Research and development	3,519	11.8%	3,761	15.3%
Clinical and regulatory affairs	2,364	7.9%	1,402	5.7%
Marketing and sales	15,249	51.2%	13,547	55.3%
General and administrative	5,885	19.8%	4,080	16.6%
Total operating expenses	27,017	90.7%	22,790	92.9%
Loss from operations	(4,489)	(15.1)%	(3,674)	(15.0)%
Total other (expense)	(4,506)	(15.1)%	(12,455)	(50.8)%
Net loss before income tax expense	(8,995)	(30.2)%	(16,129)	(65.8)%
Income tax expense	(339)	(1.1)%	(574)	(2.3)%
Net loss	$(9,334)	(31.3)%	$(16,703)	(68.1)%
Comparison of the Three Months Ended March 31, 2013 versus 2012
Revenue

	Three Months Ended March 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Revenue	$29,784	$24,519	$5,265	21.5%

Our 21.5% revenue increase of $5.3 million over the prior year period primarily resulted from:

(i) $3.7 million increase in U.S. sales due to (a) the expansion of our U.S. sales force through the addition of sales representatives and clinical specialists (that exclusively provide field support to our sales representatives, increasing overall sales force productivity), and (b) the continued physician adoption of AFX which was launched in the U.S. in August 2011; and

(ii) $1.8 million increase in European sales due to the expansion of our European sales force (which began direct sales activity in September 2011), and to a lesser extent, the limited market introduction of our Nellix System in February 2013.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Cost of goods sold	$7,256	$5,403	$1,853	34.3%
Gross profit	22,528	19,116	3,412	17.8%
Gross margin percentage (gross profit as a percent of revenue)	75.6%	78.0%
The $1.9 million increase in cost of goods sold was driven by our revenue increase of $5.3 million.

Gross margin for the three months ended March 31, 2013 decreased to 75.6% from 78.0% for the three months ended
March 31, 2012. This decrease is primarily due to our product mix and the greater proportion of our total revenue being derived from international sales.
Operating Expenses

	Three Months Ended March 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Research and development	$3,519	$3,761	$(242)	(6.4)%
Clinical and regulatory affairs	2,364	1,402	962	68.6%
Marketing and sales	15,249	13,547	1,702	12.6%
General and administrative	5,885	4,080	1,805	44.2%
Research and Development. The $0.2 million decrease in research and development expenses was primarily driven by a decrease in Nellix and Ventana development activities. These devices have reached a more mature stage of development as compared to the prior year. The Nellix system has progressed to production and commercialization beginning in February 2013, and we expect to launch the Ventana system in Europe on a limited market release basis by December 2013.
Clinical and Regulatory Affairs. The $1.0 million increase in clinical and regulatory affairs expenses was primarily driven by the continued enrollment and follow-up costs associated with our Ventana U.S. IDE clinical trial and FDA and CE regulatory activities.
Marketing and Sales. The $1.7 million increase in marketing and sales expenses for the three months ended March 31, 2013, as compared to the prior year period, was primarily related to (i) marketing costs to support the growth of our U.S. business; (ii) an increased sales force in the U.S.; and (iii) costs related to the continued growth and development of our direct sales force in Europe.
We expect that sales and marketing expense will remain significantly above prior year amounts due to (i) the continued expansion of our U.S. and European sales forces; (ii) increased activity in U.S. and European trade shows and other marketing initiatives; and (iii) an increase in variable compensation due to our expected sales growth in 2013.
General and Administrative. The $1.8 million increase in general and administrative expenses is attributable to (i) additional personnel to support our business growth; (ii) increased travel and administrative expenses associated with the expansion of our European operations; and (iii) the federal Medical Device Excise Tax (which took effect January 1, 2013).

Other income (expense), net

	Three Months Ended March 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Other income (expense), net	684	(1)	685	>100%
Other Income (Expense), Net. Other income of $0.7 million for the three months ended March 31, 2013 includes a $1.3 million distribution from our former products liability carrier.  The carrier was organized as a mutual insurance company prior to its merger with a publicly-traded insurance company.  This merger resulted in a one-time cash distribution to all of its “eligible members”, which included us. Partially offsetting this amount was a $0.6 million net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity.
Provision for Income Taxes

	Three Months Ended March 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Income tax expense	$339	$574	$(235)	(40.9)%
Our income tax expense was $0.3 million and our effective tax rate was (3.8)% for the three months ended March 31, 2013. During the three months ended March 31, 2013 and 2012, we had operating legal entities in the U.S., Italy, and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands, except financial metrics data)
Cash and cash equivalents	$42,029	$45,118	$14,636
Accounts receivable, net	$25,661	$22,600	$17,685
Total current assets	$88,180	$87,567	$53,464
Total current liabilities	$18,780	$17,194	$14,721
Working capital surplus (a)	$69,400	$70,373	$38,743
Current ratio (b)	4.7	5.1	3.6
Days sales outstanding ("DSO") (c)	78	71	65
Inventory turnover (d)	1.6	1.5	1.1

(a) total current assets minus total current liabilities as of the corresponding balance sheet date.
(b) total current assets divided by total current liabilities as of the corresponding balance sheet date.
(c) accounts receivable, net, divided by the quarter's revenue, then multiplied by the number of days in the quarter.
(d) cost of goods sold for the corresponding three month period ended then multiplied by four, then divided by the average inventory balance for the corresponding period.
Operating Activities
Cash used in operating activities was $3.4 million for the three months ended March 31, 2013, as compared to cash used in operating activities of $5.7 million in the prior year period. The decrease in cash used in operating activities is primarily a function of increased collection levels (not with standing the increase in DSO discussed below); the receipt of a $1.3 million "deemed dividend" from our former products liability carrier; and a decrease in inventory expenditures as compared to the prior year period.

During the three months ended March 31, 2013 and 2012, our cash collections from customers totaled $27.4 and $21.4 million, respectively, representing 92% and 87% of reported revenue for the same periods. However, our DSO increased by seven days for the period ended March 31, 2013, as compared to the period ended December 31, 2012. A greater proportion of our accounts receivable balance as of March 31, 2013 is comprised of international customers, as opposed to U.S. customers. Our international customers historically have longer collection cycles than our U.S. customers.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2013 was $1.1 million, as compared to cash used in investing activities of $0.4 million in the prior year period, and consisted of (i) machinery and equipment purchases for the production of our ELG Systems, and (ii) expenditures for various information technology enhancements to support our European operations.
Financing Activities
Cash provided by financing activities was $1.0 million for the three months ended March 31, 2013, as compared to cash provided by financing activities of $0.6 million in the prior year period. These amounts were attributable to the cash proceeds from the exercise of employee stock options.
Credit Arrangements
In October 2009, we entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on March 20, 2013, whereby we may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility, of which there was $0 as of March 31, 2013, will become due and payable upon its expiration on May 15, 2013. We are presently working with Wells to extend its maturity to November 2014.
As of March 31, 2013, we did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of our assets, except our intellectual property.

The Wells Credit Facility contains financial covenants that were suspended by Wells for the three months ended March 31, 2013, in anticipation of the May 2013 amendment.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. To determine our allowance for doubtful accounts we consider relevant credit risk factors and other considerations. Our allowance for doubtful accounts, of $0.2 million as of March 31, 2013, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for our Ventana and Nellix Systems.
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

We believe that our cash resources are adequate to operate our business for at least the next 12 months. We expect to generate positive cash flows from operations in the second half of 2013. In the event we require additional financing in the future, it may not be available on commercially reasonable terms, if possible at all. Even if we are able to obtain financing, it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements.

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of March 31, 2013, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by positioning our portfolio to appropriately respond to a significant reduction in the credit rating of any investment issuer or guarantor. At March 31, 2013, our investment portfolio solely consisted of money market instruments.
Foreign Currency Transaction Risk. We consider our direct exposure to foreign exchange rate fluctuations to be minimal. While a majority of our business is denominated in the United States dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results.

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

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
LifePort
On December 28, 2012, LifePort Sciences, LLC filed a complaint against the Company in the United States District Court, District of Delaware alleging that certain of the Company's products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for the sale of the Company's products and injunctive relief. The Company does not believe it infringes on any of these patents and intends to vigorously defend itself in this matter.
At this time, the Company is unable to predict the outcome of this matter, but is of the opinion that the outcome will not have a material adverse effect on its financial position, results of operations, or cash flow. However, in order to avoid further legal costs (recognized within "general and administrative" expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss)) and diversion of management resources, it is reasonably possible that the Company may reach a settlement with LifePort, which could result in a liability. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this litigation.

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

ENDOLOGIX, INC.

May 7, 2013	/s/ John McDermott
President and Chief Executive Officer

May 7, 2013	/s/ Shelley B. Thunen
Chief Financial Officer