Form 10-Q
period 2013-06-30
ENDOLOGIX INC /DE/
filed 2013-08-05
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 26, 2013, there were 63,132,292 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$39,807	$45,118
Restricted cash	5,395	—
Accounts receivable, net	28,245	22,600
Other receivables	392	320
Inventories	17,464	18,087
Prepaid expenses and other current assets	1,835	1,442
Total current assets	93,138	87,567
Property and equipment, net	5,172	4,984
Goodwill	28,991	29,022
Intangibles, net	43,229	43,356
Deposits and other assets	235	174
Total assets	$170,765	$165,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,605	$6,348
Accrued payroll	8,508	7,825
Accrued expenses and other current liabilities	6,240	3,021
Total current liabilities	21,353	17,194
Deferred income taxes	1,035	1,035
Other liabilities	100	—
Contingently issuable common stock	50,000	52,400
Total liabilities	72,488	70,629
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 63,533,973 and 63,068,463 shares issued, respectively. 63,039,273 and 62,573,763 shares outstanding, respectively.	63	63
Additional paid-in capital	302,663	295,338
Accumulated deficit	(203,679)	(200,014)
Treasury stock, at cost, 494,700 shares	(661)	(661)
Accumulated other comprehensive loss	(109)	(252)
Total stockholders’ equity	98,277	94,474
Total liabilities and stockholders’ equity	$170,765	$165,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$33,964	$25,509	$63,748	$50,028
Cost of goods sold	8,960	6,277	16,216	11,703
Gross profit	25,004	19,232	47,532	38,325
Operating expenses:
Research and development	3,822	4,995	7,341	8,810
Clinical and regulatory affairs	2,189	1,862	4,553	3,264
Marketing and sales	16,520	13,083	32,044	26,218
General and administrative	4,993	4,457	10,604	8,872
Contract termination and business acquisition expenses	—	422	—	422
Total operating expenses	27,524	24,819	54,542	47,586
Loss from operations	(2,520)	(5,587)	(7,010)	(9,261)
Other income (expense):
Interest income	10	4	20	7
Interest expense	(3)	(13)	(3)	(20)
Other income, net	439	16	1,123	15
Change in fair value of contingent consideration related to acquisition	7,600	(1,240)	2,400	(13,690)
Total other income (expense)	8,046	(1,233)	3,540	(13,688)
Net income (loss) before income tax expense	$5,526	$(6,820)	$(3,470)	$(22,949)
Income tax benefit (expense)	144	124	(195)	(450)
Net income (loss)	$5,670	$(6,696)	$(3,665)	$(23,399)
Other comprehensive income (loss) (foreign currency translation)	$(185)	$133	$143	$108
Comprehensive income (loss)	$5,485	$(6,563)	$(3,522)	$(23,291)

Basic net income (loss) per share	$0.09	$(0.11)	$(0.06)	$(0.40)
Diluted net income (loss) per share	$0.09	$(0.11)	$(0.06)	$(0.40)
Shares used in computing basic net income (loss) per share	62,330	58,700	62,260	58,160
Shares used in computing diluted net income (loss) per share	65,496	58,700	62,260	58,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(3,665)	$(23,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235	1,274
Stock-based compensation	4,327	2,357
Change in fair value of contingent consideration related to acquisition	(2,400)	13,690
Income tax expense	195	450
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(5,717)	(2,305)
Inventories	647	(1,681)
Prepaid expenses and other current assets	(454)	(961)
Accounts payable	336	(1,557)
Accrued payroll	683	(385)
Accrued expenses and other current liabilities	3,024	843
Other liabilities	100	(8)
Net cash used in operating activities	(1,689)	(11,682)
Investing activities:
Purchases of property and equipment	(1,373)	(952)
Net cash used in investing activities	(1,373)	(952)
Financing activities:
Proceeds from sale of stock, net of expenses	—	40,118
Proceeds from sale of common stock under employee stock purchase plan	1,646	1,409
Proceeds from exercise of stock options	1,328	2,126
Funding of restricted cash account	(5,395)	—
Net cash (used in) provided by financing activities	(2,421)	43,653
Effect of exchange rate changes on cash and cash equivalents	172	138
Net increase (decrease) in cash and cash equivalents	(5,311)	31,157
Cash and cash equivalents, beginning of period	45,118	20,035
Cash and cash equivalents, end of period	$39,807	$51,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product (which includes its IntuiTrak, AFX, Nellix, and Ventana brands) is a stent graft and catheter delivery system (the "ELG System"), for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of the Company's ELG System (including device extensions and accessories) to hospitals and third-party distributors, provide the sole source of reported revenue.
The Company's ELG System consists of (i) a self-expanding stent covered by graft material (the "ELG Device") and (ii) an accompanying catheter delivery system in which the ELG Device is loaded. Once the ELG Device is fixed in its proper position within the abdominal aorta, it provides a conduit for blood flow and relieves pressure within the weakened or “aneurysmal” section of the vessel wall, greatly reducing the potential for the AAA to rupture.

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Certain prior period operating expense amounts for the three months ended March 31, 2013 have been reclassified between "marketing and sales" and "general and administrative" to conform to current period financial statement presentation.

The interim financial data as of June 30, 2013 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and six months ended June 30, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

(c) Operating Segment

The Company has one reportable operating segment that is focused exclusively on the development, manufacture, marketing, and sale of ELG Systems for the treatment of aortic disorders. For the three and six months ended June 30, 2013, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The following accounting policies and estimates were used in the preparation of the accompanying Condensed Consolidated Financial Statements:
(i) Cash and Cash Equivalents and Restricted Cash
The carrying amount of the Company's money market funds is included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets, and approximates its fair value (utilizing Level 1 inputs) because of the ability to immediately convert these money market funds to cash with minimal change in value.
Restricted cash is held as bank deposits, and supports two letters of credit while leasehold improvements are completed for the Company's 2014 corporate headquarters and production facility in Irvine, California. This restricted cash was fully released under the July 26, 2013 amendment to the Wells Credit Facility (see Note 6).
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
Upon sale or disposition of property and equipment, any gain or loss is included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(v) Goodwill and Intangible Assets
Intangible assets with definite lives are amortized over their estimated useful lives using a method that reflects the pattern over which the economic benefit is expected to be realized, and is as follows:

Useful Life
Goodwill	Indefinite lived
Trademarks and tradenames	Indefinite lived
In-process research and development	Indefinite lived until commercial launch of underlying technology
Developed technology	Thirteen years
Patents and license	Three to five years
Customer relationships	Three years
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Company completed its annual indefinite lived intangible asset impairment test as of June 30, 2013, with no resulting impairment based on the discounted cash flows expected to be generated by the corresponding intangible assets.
The Company also most recently completed its annual test for impairment of goodwill as of June 30, 2013, with no resulting impairment. The Company's market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
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
(vii) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of this contingently issuable common stock are determined at each period end and are recorded in the other income (expense) section of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the long term liabilities section of the accompanying Condensed Consolidated Balance Sheet.
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
(x) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive income/(loss) within the stockholders' equity section of the accompanying Condensed Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss) during the three and six months ended June 30, 2013 and 2012.
(xi) Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. The Company has recorded a valuation allowance to fully reduce its net deferred tax assets, because the Company believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made. In the event that the Company were assessed interest and/or penalties from taxing authorities, such amounts would be included in "income tax expense" within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the notice was received.
(xii) Net Income (Loss) Per Share
Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the six months ended June 30, 2013 and 2012, and the three months ended June, 2012, options to purchase common stock, restricted stock awards, and restricted stock units were excluded from the computation of net loss per share for these periods because its effect would have been antidilutive. Because of the net income for

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

the three months ended June 30, 2013, options to purchase common stock, restricted stock awards and restricted stock units were included in the computation of diluted net income per share because its effect is dilutive.
(xiii) Research and Development Costs
Research and development costs are expensed as incurred.
(xiv) Product Warranty

Within six months of shipment, certain customers may request replacement of products they receive that do not meet product specifications; no other warranties are offered. The Company contractually disclaims responsibility for any damages associated with physicians' use of its ELG System. Historically, the Company has not experienced a significant amount of costs associated with its warranty policy.

3. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and six months ended June 30, 2013 and 2012, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of goods sold	$227	$116	$377	$204
Operating expenses:
Research and development	191	182	396	333
Clinical and regulatory affairs	35	44	438	78
Marketing and sales	1,087	398	1,665	680
General and administrative	557	604	1,451	1,062
Total operating expenses	$1,870	$1,228	$3,950	$2,153
Total	$2,097	$1,344	$4,327	$2,357

4. Net Income (Loss) Per Share
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the three and six months ended June 30, 2013 and 2012. Diluted net income per share for the three months ended June 30, 2013, was calculated by adjusting outstanding shares for the dilutive effects of outstanding, but unexercised, stock options and unvested restricted stock, as calculated under the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$5,670	$(6,696)	$(3,665)	$(23,399)
Weighted average shares- basic	62,330	58,700	62,260	58,160
Weighted average shares- diluted	65,496	58,700	62,260	58,160
Net income (loss) per share- basic	$0.09	$(0.11)	$(0.06)	$(0.40)
Net income (loss) per share- diluted	$0.09	$(0.11)	$(0.06)	$(0.40)

The following outstanding Company securities were included in the above calculations of net income per share because their impact was dilutive:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Common stock options	2,580	—	—	—
Restricted stock awards	393	—	—	—
Restricted stock units	193	—	—	—
Total	3,166	—	—	—

The following outstanding Company securities were excluded from the above calculations of net income (loss) per share because their impact would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Common stock options	387	3,782	2,727	3,773
Restricted stock awards	—	403	397	398
Restricted stock units	5	—	189	—
Total	392	4,185	3,313	4,171
See Note 9 for a discussion of common stock issuable upon the achievement of certain revenue and regulatory milestones.

5. Balance Sheet Account Detail

(a) Accounts Receivables, net

Accounts receivable, net, consisted of the following:

	June 30, 2013	December 31, 2012
Trade accounts receivable, net of allowance for doubtful accounts of $352 and $472, respectively	$25,183	$21,212
VAT receivable	3,062	1,388
Accounts receivable, net	$28,245	$22,600

(b) Inventories

Inventories are stated at the lower of cost or market value. Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$3,316	$3,901
Work-in-process	3,683	5,102
Finished goods	10,465	9,084
Inventories	$17,464	$18,087

(c) Property and Equipment

Property and equipment consisted of the following:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	June 30, 2013	December 31, 2012
Production equipment, molds, and office furniture	$7,562	$7,256
Computer hardware and software	3,131	2,265
Leasehold improvements	3,055	2,819
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	87	556
Property and equipment, at cost	$13,835	$12,896
Accumulated depreciation	(8,663)	(7,912)
Property and equipment, net	$5,172	$4,984

The Company recognized depreciation expense on property and equipment during the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Depreciation expense	$695	$365	$1,114	$679

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Goodwill and Intangible Assets

The following table is a summary of goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	June 30, 2013	December 31, 2012
Goodwill (1)	$28,991	$29,022

Intangible assets:
Indefinite lived intangibles
In-process research and development (2)	$—	$40,100
Trademarks and trade names	2,708	2,708
Total indefinite lived intangibles	$2,708	$42,808

Finite lived intangibles
Developed technology (2)	$40,100	$—
Accumulated amortization	(10)	—
Developed technology, net	$40,090	$—

Patent	$100	$100
Accumulated amortization	(85)	(75)
Patent, net	$15	$25

License	$100	$100
Accumulated amortization	(27)	(12)
License, net	$73	$88

Customer relationships	$514	$522
Accumulated amortization	(171)	(87)
Customer relationships, net	$343	$435

Intangible assets (excluding goodwill), net	$43,229	$43,356
(1) Difference in goodwill value between these dates is solely due to a foreign currency translation adjustment.
(2) Was reclassified in the first quarter of 2013 to finite lived intangibles, which coincided with the commercial launch of the product (Nellix System) associated with this intangible asset.

The Company recognized amortization expense on intangible assets during the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amortization expense	$56	$239	$121	$595

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Estimated amortization expense for the remainder of 2013 and the five succeeding fiscal years is as follows:

Amortization Expense
Remainder of 2013	$113
2014	394
2015	881
2016	1,542
2017	2,013
2018	2,500
2019 and thereafter	33,078
$40,521
6. Credit Facilities

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on July 26, 2013, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2014.

As of June 30, 2013, the Company did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility carried a 0.2% unused commitment fee though May 19, 2012, when this fee was eliminated. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains certain financial covenants requiring the Company in 2013 and 2014 to (i) maintain a minimum quarter-end "current ratio" of current assets to current liabilities; (ii) meet minimum quarterly net operating income (loss) thresholds; and (iii) not exceed an annual limitation on capital expenditures. The Company was in compliance with these covenants for the six months ended June 30, 2013.

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

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
United States	$26,342	77.6%	$21,351	83.7%	$51,069	80.1%	$42,406	84.8%

Europe	$4,126	12.1%	$1,972	7.7%	$7,472	11.7%	$3,559	7.1%

Rest of World ("ROW"):
Latin America	$1,680	4.9%	$1,202	4.7%	$2,253	3.5%	$2,115	4.2%
Asia/Pacific	1,816	5.3%	984	3.9%	2,954	4.6%	1,948	3.9%
Total ROW	$3,496	10.3%	$2,186	8.6%	$5,207	8.2%	$4,063	8.1%

Revenue	$33,964	100.0%	$25,509	100.0%	$63,748	100.0%	$50,028	100.0%

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

U.S. The Company's U.S. sales were solely derived from its sales force, divided among twelve geographic sales regions.

Europe. The Company's European sales were derived from (i) its direct European sales force (including dedicated sales agents) serving much of Western Europe, and (ii) six independent distributors serving the markets in Italy (through June 2012), Greece, Sweden, Turkey, Poland, Romania and Ireland.

ROW. The Company's ROW sales were solely derived from independent distributors.

8. Commitments and Contingencies
(a) Leases
The Company leases (i) its administrative, research, and manufacturing facilities in Irvine, California, (ii) its administrative facility in Den Bosch, The Netherlands, and (iii) certain equipment. These agreements are accounted for as operating leases. The Irvine facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of June 30, 2013:

Remainder of 2013	$330
2014	959
2015	2,000
2016	2,060
2017	2,122
2018 and thereafter	28,729
$36,200

On June 12, 2013, the Company entered into a lease agreement for two adjacent office, research and development, and manufacturing facilities in Irvine, California.  The premises consist of approximately 129,000 combined square feet. The lease has a 15-year term beginning January 1, 2014 and provides for one optional five year extension. The initial base rent under the lease is $1.9 million per year, payable in monthly installments, and escalates by 3% per year for years 2015 through 2019, and 4% per year for years 2020 and beyond.  The Company is entitled to rent abatement for the first nine months of the lease. These premises will replace the Company's existing Irvine facilities.

The terms of this lease agreement provide for $6.8 million of landlord-funded improvements (and certain other allowances) to this facility, in order to best suit the Company's requirements. In June 2013, the Company had Wells issue the landlord two letters of credit in the aggregate amount of $5.4 million under its Wells Credit Facility, representing financial collateral while these facility improvements are completed.  The Company placed the same amount in a restricted cash account with Wells, in order to fully support these issued, but undrawn, letters of credit.  In July 2013, this restricted cash account was fully released under the July 26, 2013 amendment to the Wells Credit Facility.
(b) Employment Agreements and Retention Plan
The Company has entered into employment agreements with its officers and certain other “key employees” under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, upon a change in control of the Company, or by the employee for good reason. The payment will generally be equal to six months of the employee’s then current salary for termination by the Company without cause and twelve months of salary if upon a change in control of the Company.
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
LifePort
On December 28, 2012, LifePort Sciences, LLC filed a complaint against the Company in the United States District Court, District of Delaware alleging that certain of the Company's products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for sale of the Company's products. The Company does not believe it infringes on any of these patents and intends to vigorously defend itself in this matter.
At this time, the Company is unable to predict the outcome of this matter, but is of the opinion that the outcome will not have a material adverse effect on its financial position, results of operations, or cash flow. However, in order to avoid further legal costs (recognized within "general and administrative" expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)) and diversion of management resources, it is reasonably possible that the Company may reach a settlement with LifePort, which could result in a liability. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this litigation.

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

As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. As of June 30, 2013, the Company's stock price last closed at $13.28 per share. Thus, had the Nellix Milestones been achieved on June 30, 2013, the Contingent Payment would have comprised 4.3 million shares, representing a value of $57.1 million.
The value of the Contingent Payment is derived using a discounted income approach model, with a range of probabilities and assumptions related to the timing and likelihood of achievement of the Nellix Milestones (which include Level 3 inputs - see Note 2(vi) and the Company's stock price (Level 1 input) as of the balance sheet date). These varying probabilities and assumptions and changes in the Company's stock price have required fair value adjustments of the Contingent Payment in periods subsequent to the Nellix Closing Date.
The per share price of the Company's common stock decreased by $0.96, or 6.7%, between December 31, 2012 and June 30, 2013. The decrease in the value of the Company's common stock was the primary driver affecting the decrease in the fair value of the Contingent Payment during the six months ended June 30, 2013.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair Value of Contingently Issuable Common Stock
December 31, 2012	$52,400
Fair value adjustment of Contingent Payment for six months ended June 30, 2013	(2,400)
June 30, 2013	$50,000

10. Income Tax Expense

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded a benefit (provision) for income taxes of $0.1 million and $(0.2) million for the three and six months ended June 30, 2013, respectively. The Company's ETR was 3% and (6)% for the three and six months ended June 30, 2013, respectively.  The Company's ETR for the three and six months ended June 30, 2013 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

11. Subsequent Events

Dr. Schreck - Leave of Absence
On July 12, 2013, Stefan G. Schreck, Ph.D., Chief Technology Officer, notified the Company that he will be taking a three-month leave of absence, starting August 1, 2013. The Company expects Dr. Schreck to return from the leave of absence in a different capacity with reduced duties and responsibilities. James E. Machek, formerly the Company's Vice President, Research and Development, Nellix Technologies, was promoted to the position of Vice President, Research and Development, effective July 15, 2013, and assumed the duties and responsibilities previously performed by Dr. Schreck.

Sixth Amendment to the Wells Credit Facility

On July 26, 2013, the Company amended its Wells Fargo Credit Facility (see Note 6) which had the effect of releasing the Company's $5.4 million of “restricted cash” presented on its Condensed Consolidated Balance Sheet as of June 30, 2013. These funds will prospectively be included within “cash and cash equivalents” and will be available to support the Company's working capital requirements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on management's reasonable beliefs, as well as on assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	continued market acceptance of our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to successfully commercialize products which incorporate the technology obtained in the Nellix acquisition;

•	our ability to effectively develop new or complementary technologies;

•	changes to our international operations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the U.S. and select European countries;

•	the nature of and any changes to legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	litigation expenses;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs; and

•	general macroeconomic and world-wide business conditions.
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

Endologix®, AFX® and Nellix® are registered trademarks of Endologix, Inc., and Ventana™ and the respective product logos are trademarks of Endologix, Inc.

Recent Highlights of Our Product Development Initiatives and Regulatory Approvals

Nellix

We received CE Mark approval of the Nellix System in January 2013. In February 2013, we commenced a limited market introduction of the Nellix System in Europe. We hope to receive investigational device exemption ("IDE") approval from the Food and Drug Administration ("FDA") for the Nellix System by the end of 2013, and hope to receive FDA premarket approval ("PMA") in the U.S. in 2016.

We believe that the Nellix System represents groundbreaking technology for endovascular aneurysm repair ("EVAR") of AAA. Unlike all currently available ELG devices, which leave the AAA sac fully intact, the Nellix System seals the AAA sac with a biostable polymer to reduce endoleaks and secondary interventions.

We believe the other advantages of the Nellix System include: (i) a low profile (17Fr outer diameter), which is beneficial for the delivery of the device; (ii) ease of use and reduced total time of device deployment for physicians; (iii) low expected reintervention rate; and (iv) the potential for reduced requirement of CT scan post-procedure follow up.

PEVAR

In April 2013 we received FDA PMA for a broadened indication for our AFX system to include totally percutaneous endovascular aneurysm repair ("PEVAR") for AAA. We have completed the PEVAR training and certification of our U.S. sales force and clinical specialists. In May 2013, we commenced the training classes for physicians in the U.S. on the PEVAR procedure.

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

Ventana

Our Ventana fenestrated EVAR (FEVAR) system has been used to treat approximately 120 patients world-wide, including 80 in our U.S. IDE study. In reviewing these first 120 global procedures with Ventana, we have seen good overall safety results, but a higher than expected number of renal re-interventions.  We have temporarily suspended further enrollment in the Ventana U.S. IDE study and delayed commercial introduction in Europe until we have an opportunity to fully evaluate physician training, clinical indications, and product enhancements. After completing our evaluation, we will meeting with regulatory agencies, including the FDA and EU notified bodies. We expect to have an update on our progress and regulatory path toward the end of 2013.
AFX

We plan to commence a limited market introduction of a new aortic extension for the AFX system in the U.S. at the end of 2013. This enhanced device is expected to further simplify the EVAR procedure and provide physicians with improved deployment accuracy.

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
Research and Development
Research and development expenses consist of compensation (including stock-based compensation) and benefits for research and development personnel, materials and supplies, fees for research and development consultants, outsourced research and development costs, and allocated facilities-related costs. Our research and development activities primarily relate to the development and testing of new devices and methods to treat aortic disorders.
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
Marketing and Sales

Marketing and sales expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force, internal sales support functions, and marketing personnel. It also includes costs attributable to marketing our products to our customers and prospective customers.

General and Administrative
General and administrative expenses primarily include compensation (including stock-based compensation) and benefits for personnel that support our general operations such as information technology, executive management, financial accounting, and human resources. General and administrative expenses also include bad debt expense, patent registration fees, legal fees, financial audit fees, insurance costs, recruiting fees, other professional services, the federal Medical Device Excise Tax, and allocated facilities-related expenses.

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
Contingent Consideration for Business Acquisition
We determine the fair value of contingently issuable common stock related to the Nellix acquisition using a probability-based income approach using an appropriate discount rate. Changes in the fair value of the contingently issuable common stock are determined each period end and recorded in the other income (expense) section of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the non-current liabilities section of the Condensed Consolidated Balance Sheet.

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

Results of Operations
Operations Overview - Three and Six Months Ended June 30, 2013 versus 2012
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenue	$33,964	100.0%	$25,509	100.0%	$63,748	100.0%	$50,028	100.0%
Cost of goods sold	8,960	26.4%	6,277	24.6%	16,216	25.4%	11,703	23.4%
Gross profit	25,004	73.6%	19,232	75.4%	47,532	74.6%	38,325	76.6%
Operating expenses:
Research and development	3,822	11.3%	4,995	19.6%	7,341	11.5%	8,810	17.6%
Clinical and regulatory affairs	2,189	6.4%	1,862	7.3%	4,553	7.1%	3,264	6.5%
Marketing and sales	16,520	48.6%	13,083	51.3%	32,044	50.3%	26,218	52.4%
General and administrative	4,993	14.7%	4,457	17.5%	10,604	16.6%	8,872	17.7%
Contract termination and business acquisition expenses	—	—%	422	1.7%	—	—%	422	0.8%
Total operating expenses	27,524	81.0%	24,819	97.3%	54,542	85.6%	47,586	95.1%
Loss from operations	(2,520)	(7.4)%	(5,587)	(21.9)%	(7,010)	(11.0)%	(9,261)	(18.5)%
Total other (expense)	8,046	23.7%	(1,233)	(4.8)%	3,540	5.6%	(13,688)	(27.4)%
Net income (loss) before income tax expense	5,526	16.3%	(6,820)	(26.7)%	$(3,470)	(5.4)%	(22,949)	(45.9)%
Income tax benefit (expense)	144	0.4%	124	0.5%	(195)	(0.3)%	(450)	(0.9)%
Net income (loss)	$5,670	16.7%	$(6,696)	(26.2)%	$(3,665)	(5.7)%	$(23,399)	(46.8)%
Comparison of the Three Months Ended June 30, 2013 versus 2012
Revenue

	Three Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Revenue	$33,964	$25,509	$8,455	33.1%

Our 33.1% revenue increase of $8.5 million over the prior year period primarily resulted from:

(i) a $5.0 million increase in U.S. sales due to (a) the expansion of our U.S. sales force through the addition of sales representatives and clinical specialists (that exclusively provide field support to our sales representatives, increasing overall sales force productivity), and (b) the continued physician adoption of AFX which was launched in the U.S. in August 2011; and

(ii) a $2.2 million increase in European sales due to the expansion of our European sales force (which began direct sales activity in September 2011), and to a lesser extent, the limited market introduction of our Nellix System in February 2013.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Cost of goods sold	$8,960	$6,277	$2,683	42.7%
Gross profit	25,004	19,232	5,772	30.0%
Gross margin percentage (gross profit as a percent of revenue)	73.6%	75.4%
The $2.7 million increase in cost of goods sold was driven by our revenue increase of $8.5 million.

Gross margin for the three months ended June 30, 2013 decreased to 73.6% from 75.4% for the three months ended
June 30, 2012. This decrease is primarily due to our product mix and the greater proportion of our total revenue being derived from international sales, as well as certain current period charges, aggregating to $1.2 million, to adjust our inventory to its net realizable value.
Operating Expenses

	Three Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Research and development	$3,822	$4,995	$(1,173)	(23.5)%
Clinical and regulatory affairs	2,189	1,862	327	17.6%
Marketing and sales	16,520	13,083	3,437	26.3%
General and administrative	4,993	4,457	536	12.0%
Contract termination and business acquisition expenses	—	422	(422)	(100.0)%
Research and Development. The $1.2 million decrease in research and development expenses was primarily driven by a decrease in Nellix and Ventana development activities. These devices have reached a more mature stage of development as compared to the prior year. The Nellix System has progressed to production and commercialization beginning in February 2013. We temporarily suspended further enrollment in the Ventana U.S. IDE study and delayed its commercial introduction, as previously discussed within the "Recent Highlights of our Product Development Initiatives and Regulatory Approvals" section.
Clinical and Regulatory Affairs. The $0.3 million increase in clinical and regulatory affairs expenses was primarily driven by the continued enrollment and follow-up costs associated with our Ventana U.S. IDE clinical trial and FDA and CE regulatory activities.
Marketing and Sales. The $3.4 million increase in marketing and sales expenses for the three months ended June 30, 2013, as compared to the prior year period, was primarily related to (i) marketing costs to support the growth of our U.S. business; (ii) an increased sales force in the U.S.; and (iii) costs related to the continued growth and development of our direct sales force in Europe.
We expect that sales and marketing expense will remain significantly above prior year amounts due to (i) the continued expansion of our U.S. and European sales forces; (ii) increased activity in U.S. and European trade shows and other marketing initiatives; and (iii) an increase in variable compensation due to our expected sales growth in 2013.
General and Administrative. The $0.5 million increase in general and administrative expenses is primarily attributable to (i) the federal Medical Device Excise Tax (which took effect January 1, 2013), and (ii) increased stock-based compensation expense.
Contract Termination and Business Acquisition Expenses.
Prior period expense of $0.4 million is associated with professional fees incurred as part of the July 2012 acquisition of our Italian distributor's business.  This transaction allowed us to begin selling our products through the acquired Italian sales force, and to directly contract with sub-dealers of our products in Italy.

Other income (expense), net

	Three Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Other income, net	$8,046	$(1,233)	9,279	>100%
Other Income (Expense), Net. The other income variance of $9.3 million between the three months ended June 30, 2013 and 2012 is primarily related to the fair value adjustment of contingent payment of $7.6 million associated with our acquisition of Nellix (see Note 9). Partially offsetting these fair value adjustments in both periods is the remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity.
Provision for Income Taxes

	Three Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Income tax benefit	$144	$124	$20	16.1%
Our income tax benefit was $0.1 million and our effective tax rate was 3% for the three months ended June 30, 2013. During the three months ended June 30, 2013 and 2012, we had operating legal entities in the U.S., Italy, and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Comparison of the Six Months Ended June 30, 2013 versus 2012

Revenue

	Six Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Revenue	$63,748	$50,028	$13,720	27.4%

Our 27.4% revenue increase of $13.7 million over the prior year period primarily resulted from:

(i) a $8.7 million increase in U.S. sales due to (a) the expansion of our U.S. sales force through the addition of sales representatives and clinical specialists (that exclusively provide field support to our sales representatives, increasing overall sales force productivity), and (b) the continued physician adoption of AFX which was launched in the U.S. in August 2011; and

(ii) a $3.9 million increase in European sales due to the expansion of our European sales force (which began direct sales activity in September 2011), and to a lesser extent, the limited market introduction of our Nellix System in February 2013.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Cost of goods sold	$16,216	$11,703	$4,513	38.6%
Gross profit	47,532	38,325	9,207	24.0%
Gross margin percentage (gross profit as a percent of revenue)	74.6%	76.6%
The $4.5 million increase in cost of goods sold was driven by our revenue increase of $13.7 million.

Gross margin for the six months ended June 30, 2013 decreased to 74.6% from 76.6% for the six months ended
June 30, 2012. This decrease is primarily due to our product mix and the greater proportion of our total revenue being derived from international sales, as well as certain current period charges, aggregating to $1.6 million, to adjust our inventory to its net realizable value.
Operating Expenses

	Six Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Research and development	$7,341	$8,810	$(1,469)	(16.7)%
Clinical and regulatory affairs	4,553	3,264	1,289	39.5%
Marketing and sales	32,044	26,218	5,826	22.2%
General and administrative	10,604	8,872	1,732	19.5%
Contract termination and business acquisition expenses	—	422	(422)	(100.0)%
Research and Development. The $1.5 million decrease in research and development expenses was primarily driven by a decrease in Nellix and Ventana development activities. These devices have reached a more mature stage of development as compared to the prior year. The Nellix System progressed to the production and commercialization stage beginning in February 2013. We temporarily suspended further enrollment in the Ventana U.S. IDE study and delayed its commercial introduction, as previously discussed within the "Recent Highlights of our Product Development Initiatives and Regulatory Approvals" section.
Clinical and Regulatory Affairs. The $1.3 million increase in clinical and regulatory affairs expenses was primarily driven by the continued enrollment and follow-up costs associated with our Ventana U.S. IDE clinical trial and FDA and CE regulatory activities.
Marketing and Sales. The $5.8 million increase in marketing and sales expenses was primarily related to (i) marketing costs to support the growth of our U.S. business; (ii) an increased sales force in the U.S.; and (iii) costs related to the continued growth and development of our direct sales force in Europe.
We expect that sales and marketing expense will remain significantly above prior year amounts due to (i) the continued expansion of our U.S. and European sales forces; (ii) increased activity in U.S. and European trade shows and other marketing initiatives; and (iii) an increase in variable compensation due to our expected sales growth in 2013.
General and Administrative. The $1.7 million increase in general and administrative expenses is attributable to (i) the federal Medical Device Excise Tax (which took effect January 1, 2013); (ii) additional personnel to support our business growth; and (iii) increased stock-based compensation expense.
Contract Termination and Business Acquisition Expenses. Prior period expense of $0.4 million is associated with professional fees incurred as part of the July 2012 acquisition of our Italian distributor's business.  This transaction allowed us to begin selling our products through the acquired Italian sales force, and to directly contract with sub-dealers in Italy.

Other income (expense), net

	Six Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Other income (expense), net	$3,540	$(13,688)	$17,228	(125.9)%
Other Income (Expense), Net. Other income of $3.5 million for the six months ended June 30, 2013 includes a $1.3 million distribution from our former products liability carrier.  The values in the current and prior periods also include non-cash fair value adjustments of contingent payment of $2.4 million and $(13.7) million, respectively, associated with our acquisition of Nellix (see Note 9). Partially offsetting these amounts in both periods are net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity.
Provision for Income Taxes

	Six Months Ended June 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Income tax expense	$(195)	$(450)	$255	(56.7)%
Our income tax expense was $(0.2) million and our effective tax rate was (6)% for the six months ended June 30, 2013. During the six months ended June 30, 2013 and 2012, we had operating legal entities in the U.S., Italy, and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands, except financial metrics data)
Cash and cash equivalents	$39,807	$45,118	$51,192
Accounts receivable, net	$28,245	$22,600	$17,822
Total current assets	$93,138	$87,567	$91,007
Total current liabilities	$21,353	$17,194	$13,394
Working capital surplus (a)	$71,785	$70,373	$77,613
Current ratio (b)	4.4	5.1	6.8
Days sales outstanding ("DSO") (c)	76	71	64
Inventory turnover (d)	2.0	1.5	1.3

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
Operating Activities
Cash used in operating activities was $1.7 million for the six months ended June 30, 2013, as compared to cash used in operating activities of $11.7 million in the prior year period. The decrease in cash used in operating activities is primarily a function of (i) increased collection levels (notwithstanding the increase in DSO discussed below); (ii) the receipt of a $1.3 million "deemed dividend" from our former products liability carrier; and (iii) a decrease in inventory expenditures as compared to the prior year period.

During the six months ended June 30, 2013 and 2012, our cash collections from customers totaled $60.1 million and $46.9 million, respectively, representing 94% of reported revenue for the same periods. However, our DSO increased by five days for the period ended June 30, 2013, as compared to the period ended December 31, 2012. A greater proportion of our accounts receivable balance as of June 30, 2013 is comprised of international customers, as opposed to U.S. customers. Our international customers historically have longer collection cycles than our U.S. customers.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2013 was $1.4 million, as compared to cash used in investing activities of $1.0 million in the prior year period, and consisted of (i) machinery and equipment purchases for the production of our ELG Systems; and (ii) expenditures for various information technology enhancements to support our European operations.
Financing Activities
Cash used in financing activities was $2.4 million for the six months ended June 30, 2013, as compared to cash provided by financing activities of $43.7 million in the prior year period. In the current period, $5.4 million was used to fund a restricted cash account to support two outstanding, but undrawn, letters of credit (see Note 11), partially offset by $3.0 million of cash proceeds from the exercise of employee stock options and stock purchases under our employee stock purchase plan. During the six months ended June 30, 2012, the Company received net proceeds of $40.1 million from the private placement of its stock, and $3.5 million of aggregate proceeds from the exercise of employee stock options and stock purchases under our employee stock purchase plan.
Credit Arrangements
See Note 6 to our accompanying Condensed Consolidated Financial Statements.

Credit Risk

The majority of our accounts receivable arise from product sales in the U.S. However, we also have significant receivable balances from customers within the European Union, Japan, Brazil, Argentina, and Mexico. Our accounts receivable in the U.S. are primarily due from public and private hospitals. Our accounts receivable outside of the U.S. are primarily due from independent distributors, and to a lesser extent, public and private hospitals.  Our accounts receivable from customers outside of the U.S. is comprised of amounts due from (i) numerous European private and public hospitals, and to lesser extent, though significant, (ii) amounts due from foreign-based distributors.

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. To determine our allowance for doubtful accounts we consider relevant credit risk factors and other considerations. Our allowance for doubtful accounts of $0.4 million as of June 30, 2013 represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
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

We believe that our cash resources are adequate to operate our business for at least the next 12 months. We expect to generate positive cash flows from operation during the second half of 2013. In the event we require additional financing in the future, it may not be available on commercially reasonable terms, if at all. Even if we are able to obtain financing, it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development efforts.
Contractual Obligations
See Note 8 to our accompanying Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements.

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of June 30, 2013, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by positioning our portfolio to appropriately respond to a significant reduction in the credit rating of any investment issuer or guarantor. At June 30, 2013, our investment portfolio solely consisted of money market instruments.
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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as directed in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
LifePort
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against us in the United States District Court, District of Delaware alleging that certain of our products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for the sale of our products. We do not believe we infringe on any of these patents and intend to vigorously defend ourselves in this matter.
At this time, we are unable to predict the outcome of this matter, but are of the opinion that the outcome will not have a material adverse effect on our financial position, results of operations, or cash flow. However, in order to avoid further legal costs (recognized as "general and administrative" expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss)) and diversion of management resources, it is reasonably possible that we may reach a settlement with LifePort, which could result in a liability. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this litigation.

Item 6.	EXHIBIT INDEX.
The following exhibits are filed or furnished herewith:

Exhibit 10.1
Standard Industrial/Commercial Multi-Tenant Lease - Net, for 2 Musick, Irvine, California and 35 Hammond, Irvine, dated June 12, 2013, by and between Endologix, Inc. and The Northwestern Mutual Life Insurance Company.

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

ENDOLOGIX, INC.

August 5, 2013	/s/ John McDermott
President and Chief Executive Officer (Duly Authorized Officer)

August 5, 2013	/s/ Shelley B. Thunen
Chief Financial Officer (Principal Financial and Accounting Officer)