Form 10-Q
period 2013-09-30
ENDOLOGIX INC /DE/
filed 2013-11-01
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 25, 2013, there were 63,536,561 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$49,486	$45,118
Accounts receivable, net allowance for doubtful accounts of $416 and $472, respectively.	23,568	22,600
Other receivables	312	320
Inventories	18,004	18,087
Prepaid expenses and other current assets	2,024	1,442
Total current assets	93,394	87,567
Property and equipment, net	5,037	4,984
Goodwill	29,067	29,022
Intangibles, net	43,162	43,356
Deposits and other assets	222	174
Total assets	$170,882	$165,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,144	$6,348
Accrued payroll	10,176	7,825
Accrued expenses and other current liabilities	3,658	3,021
Total current liabilities	18,978	17,194
Deferred income taxes	1,035	1,035
Other liabilities	170	—
Contingently issuable common stock	57,600	52,400
Total liabilities	77,783	70,629
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 63,420,674 and 63,068,463 shares issued, respectively. 63,420,674 and 62,573,763 shares outstanding, respectively.	63	63
Additional paid-in capital	306,291	295,338
Accumulated deficit	(212,669)	(200,014)
Treasury stock, at cost, 0 and 494,700 shares, respectively.	—	(661)
Accumulated other comprehensive loss	(586)	(252)
Total stockholders’ equity	93,099	94,474
Total liabilities and stockholders’ equity	$170,882	$165,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$33,260	$26,696	$97,008	$76,725
Cost of goods sold	7,362	6,444	23,578	18,148
Gross profit	25,898	20,252	73,430	58,577
Operating expenses:
Research and development	5,160	3,076	12,501	11,886
Clinical and regulatory affairs	2,005	1,462	6,558	4,727
Marketing and sales	15,191	12,705	47,235	38,923
General and administrative	5,760	4,942	16,364	13,813
Contract termination and business acquisition expenses	—	—	—	422
Settlement costs	—	5,000	—	5,000
Total operating expenses	28,116	27,185	82,658	74,771
Loss from operations	(2,218)	(6,933)	(9,228)	(16,194)
Other income (expense):
Interest income	13	34	33	24
Interest expense	(7)	—	(10)	(3)
Other income (expense), net	994	(101)	2,117	(86)
Change in fair value of contingent consideration related to acquisition	(7,600)	990	(5,200)	(12,700)
Total other income (expense)	(6,600)	923	(3,060)	(12,765)
Net loss before income tax expense	$(8,818)	$(6,010)	$(12,288)	$(28,959)
Income tax (expense) benefit	(172)	153	(367)	(297)
Net loss	$(8,990)	$(5,857)	$(12,655)	$(29,256)
Other comprehensive loss (foreign currency translation)	$(477)	$(139)	$(334)	$(32)
Comprehensive loss	$(9,467)	$(5,996)	$(12,989)	$(29,288)

Basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.20)	$(0.49)
Shares used in computing basic and diluted net loss per share	62,730	61,327	62,407	59,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(12,655)	$(29,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,787	1,651
Stock-based compensation	6,046	3,522
Change in fair value of contingent consideration related to acquisition	5,200	12,700
Research and development license	752	—
Changes in operating assets and liabilities:
Accounts receivable	(968)	(4,074)
Inventories	93	(957)
Prepaid expenses and other current assets	(622)	(479)
Accounts payable	(1,125)	(1,983)
Accrued payroll	2,351	407
Accrued expenses and other current liabilities	637	1,262
Other liabilities	100	(8)
Accrued settlement cost	—	5,000
Net cash provided by (used in) operating activities	1,596	(12,215)
Investing activities:
Purchases of property and equipment	(1,620)	(1,408)
Purchase of patent license	—	(100)
Business acquisition	—	(2,367)
Net cash used in investing activities	(1,620)	(3,875)
Financing activities:
Proceeds from sale of stock, net of expenses	—	40,069
Proceeds from sale of common stock under employee stock purchase plan	1,646	1,409
Proceeds from exercise of stock options	3,160	2,355
Funding of restricted cash account	5,395	—
Release of restricted cash account	(5,395)	—
Net cash provided by financing activities	4,806	43,833
Effect of exchange rate changes on cash and cash equivalents	(414)	(38)
Net increase in cash and cash equivalents	4,368	27,705
Cash and cash equivalents, beginning of period	45,118	20,035
Cash and cash equivalents, end of period	$49,486	$47,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's principal product (which includes its IntuiTrak®, AFX®, Nellix®, and Ventana™ brands) is a stent graft and catheter delivery system (the "ELG System") for the treatment of abdominal aortic aneurysms ("AAA") through minimally-invasive endovascular repair ("EVAR"). Sales of the Company's ELG System (including device extensions and accessories) to hospitals and third-party distributors provide the sole source of reported revenue.
The Company's ELG System consists of (i) a self-expanding stent covered by graft material (the "ELG Device"); (ii) an accompanying catheter delivery system in which the ELG Device is loaded; and (iii) in the case of the Nellix product a biostable polymer and bag used to seal the aneurysm. Once the ELG Device is fixed in its proper position within the abdominal aorta, it provides a conduit for blood flow and relieves pressure within the weakened or “aneurysmal” section of the vessel wall, greatly reducing the potential for the AAA to rupture.

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

The interim financial data as of September 30, 2013 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and nine months ended September 30, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 14, 2013.

(c) Operating Segment

The Company has one reportable operating segment that is focused exclusively on the development, manufacture, marketing, and sale of ELG Systems for the treatment of aortic disorders. For the three and nine months ended September 30, 2013, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
(a) Cash and Cash Equivalents
The carrying amount of the Company's money market funds is included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets, and approximates its fair value (utilizing Level 1 inputs) because of the ability to immediately convert these money market funds to cash with minimal change in value.
(b) Accounts Receivable
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
(e) Goodwill and Intangible Assets
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
(f) Fair Value Measurements
The Company measures the fair value of its Contingent Payment on a quarterly basis (see Note 9). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
(g) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of this contingently issuable common stock are determined at each period end and are recorded in the other income (expense) section of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, and the long term liabilities section of the accompanying Condensed Consolidated Balance Sheet.
(h) Revenue Recognition
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

In the event that the Company enters into a bill and hold arrangement with its customer, which is uncommon, though occurred throughout 2012 for a certain Rest of World ("ROW") distributor (as discussed in Note 7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), the following conditions must be met for revenue recognition:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(i)	The risks of ownership must have passed to the customer;

(ii)	The customer must have made a fixed and written commitment to purchase the ELG Systems;

(iii)	The customer must request that the transaction be on a bill and hold basis;

(iv)	There must be a fixed schedule for delivery of the ELG Systems and the date for delivery must be reasonable and consistent with the customer's business purpose;

(v)	The Company must have no remaining specific performance obligations and its earnings process must be complete;

(vi)	The customer's ordered ELG Systems must be segregated from the Company's inventory and not used to fulfill other customer orders; and

(vii)	The ELG Systems must be complete and ready for shipment.

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

(i) Shipping Costs
Shipping costs billed to customers are reported within revenue, with the corresponding costs reported within costs of goods sold.
(j) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive income/(loss) within the stockholders' equity section of the accompanying Condensed Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss) during the three and nine months ended September 30, 2013 and 2012.
(k) Income Taxes
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
(l) Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the three and nine months ended September 30, 2013 and 2012, options to purchase common stock, restricted stock awards, and restricted stock units were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(m) Research and Development Costs
Research and development costs, including licensing costs that are solely related to research and development activities are expensed as incurred.
(n) Product Warranty

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

3. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2013 and 2012, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of goods sold	$123	$183	$500	$387
Operating expenses:
Research and development	116	165	512	498
Clinical and regulatory affairs	390	67	828	145
Marketing and sales	736	361	2,401	1,041
General and administrative	354	389	1,805	1,451
Total operating expenses	$1,596	$982	$5,546	$3,135
Total	$1,719	$1,165	$6,046	$3,522

4. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2.013	2,012
Net loss	$(8,990)	$(5,857)	$(12,655)	$(29,256)
Shares used in computing basic and diluted net loss per share	62,730	61,327	62,407	59,224
Basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.20)	$(0.49)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Common stock options	2,390	3,484	2,411	3,679
Restricted stock awards	398	487	394	487
Restricted stock units	229	419	219	419
Total	3,017	4,390	3,024	4,585
See Note 9 for a discussion of common stock issuable upon the achievement of certain revenue and regulatory milestones.

5. Balance Sheet Account Detail

(a) Inventories

Inventories are stated at the lower of cost or market value. Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$3,031	$3,901
Work-in-process	4,953	5,102
Finished goods	10,020	9,084
Inventories	$18,004	$18,087

(b) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Production equipment, molds, and office furniture	$7,668	$7,256
Computer hardware and software	3,184	2,265
Leasehold improvements	3,055	2,819
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	274	556
Property and equipment, at cost	$14,181	$12,896
Accumulated depreciation	(9,144)	(7,912)
Property and equipment, net	$5,037	$4,984

The Company recognized depreciation expense on property and equipment during the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Depreciation expense	$475	$336	$1,589	$1,003

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Goodwill and Intangible Assets

The following table is a summary of goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	September 30, 2013	December 31, 2012
Goodwill (1)	$29,067	$29,022

Intangible assets:
Indefinite lived intangibles
In-process research and development (2)	$—	$40,100
Trademarks and trade names	2,708	2,708
Total indefinite lived intangibles	$2,708	$42,808

Finite lived intangibles
Developed technology (2)	$40,100	$—
Accumulated amortization	(33)	—
Developed technology, net	$40,067	$—

Patent	$100	$100
Accumulated amortization	(90)	(75)
Patent, net	$10	$25

License	$100	$100
Accumulated amortization	(34)	(12)
License, net	$66	$88

Customer relationships	$533	$522
Accumulated amortization	(222)	(87)
Customer relationships, net	$311	$435

Intangible assets (excluding goodwill), net	$43,162	$43,356
(1) Difference in goodwill value between these dates is solely due to a foreign currency translation adjustment.
(2) Was reclassified in the first quarter of 2013 to finite lived intangibles, which coincided with the European commercial launch of the product (Nellix System) associated with this intangible asset. A significant portion of this intangible asset will not begin amortization until the U.S. launch of this product, currently scheduled for 2016.

The Company recognized amortization expense on intangible assets during the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Amortization expense	$77	$52	$198	$648

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Estimated amortization expense for the remainder of 2013 and the five succeeding fiscal years is as follows:

Amortization Expense
Remainder of 2013	$64
2014	442
2015	639
2016	953
2017	2,251
2018	3,867
2019 and thereafter	32,238
$40,454
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

As of September 30, 2013, the Company did not have any outstanding borrowings under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. The Wells Credit Facility carried a 0.2% unused commitment fee though May 19, 2012, when this fee was eliminated. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains certain financial covenants requiring the Company in 2013 and 2014 to (i) maintain a minimum quarter-end "current ratio" of current assets to current liabilities; (ii) meet minimum quarterly net operating income (loss) thresholds; and (iii) not exceed an annual limitation on capital expenditures. The Company was in compliance with these covenants for the nine months ended September 30, 2013.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
United States	$26,508	79.7%	$21,289	79.7%	$77,578	80.0%	$63,695	83.0%

Europe	$3,471	10.4%	$2,123	8.0%	$10,943	11.3%	$5,683	7.4%

Rest of World ("ROW"):
Latin America	$1,600	4.8%	$1,670	6.3%	$3,853	4.0%	$3,785	4.9%
Asia/Pacific	1,681	5.1%	1,614	6.0%	4,634	4.7%	3,562	4.6%
Total ROW	$3,281	9.9%	$3,284	12.3%	$8,487	8.7%	$7,347	9.6%

Revenue	$33,260	100.0%	$26,696	100.0%	$97,008	100.0%	$76,725	100.0%

U.S. The Company's U.S. sales were solely derived from its sales force, divided among twelve geographic sales regions.

Europe. The Company's European sales were derived from (i) its direct European sales force (including dedicated sales agents) serving much of Western Europe, and (ii) eight independent distributors based in Italy (through June 2012), Greece, Latvia, Poland, Portugal, Romania, Sweden and Turkey.

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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of September 30, 2013:

Remainder of 2013	$165
2014	959
2015	2,000
2016	2,060
2017	2,122
2018	2,122
2019 and thereafter	26,607
$36,035

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
At this time, the Company is unable to predict the outcome of this matter, but is of the opinion that the outcome will not have a material adverse effect on its financial position, results of operations, or cash flow. However, in order to avoid further legal costs (recognized within "general and administrative" expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss) and diversion of management resources, it is reasonably possible that the Company may reach a settlement with LifePort, which could result in a liability. However, the Company cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this litigation.

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

As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. As of September 30, 2013, the Company's stock price last closed at $16.14 per share. Thus, had the Nellix Milestones been achieved on September 30, 2013, the Contingent Payment would have comprised 4.0 million shares, representing a value of $64.6 million.
The value of the Contingent Payment is derived using a discounted income approach model, with a range of probabilities and assumptions related to the timing and likelihood of achievement of the Nellix Milestones (which include Level 3 inputs - see Note 2(f) and the Company's stock price (Level 1 input) as of the balance sheet date). These varying probabilities and assumptions and changes in the Company's stock price have required fair value adjustments of the Contingent Payment in periods subsequent to the Nellix Closing Date.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The per share price of the Company's common stock increased by $1.90, or 13.3%, between December 31, 2012 and September 30, 2013. The increase in the value of the Company's common stock was the primary driver affecting the increase in the fair value of the Contingent Payment during the nine months ended September 30, 2013.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2012	$52,400
Fair value adjustment of Contingent Payment for nine months ended September 30, 2013	5,200
September 30, 2013	$57,600

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a (provision) for income taxes of $(0.2) million and $(0.4) million for the three and nine months ended September 30, 2013, respectively. The Company's ETR was (2)% and (3)% for the three and nine months ended September 30, 2013, respectively.  The Company's ETR for the three and nine months ended September 30, 2013 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

Cautionary Note Regarding Forward-Looking Statements
In addition to the historical financial information included herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's reasonable beliefs, as well as on assumptions made by and information currently available to management. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements located elsewhere herein regarding our financial position and business strategy, may constitute forward-looking statements. You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology, although not all forward-looking statements contain these words.
Investors are cautioned not to overly rely on such forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause our future results to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this Quarterly Report. Such risks and uncertainties, include, but are not limited to:

•	continued market acceptance of our products;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to successfully commercialize products which incorporate the technology obtained in the Nellix acquisition;

•	our ability to effectively develop new or complementary technologies;

•	changes to our international operations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the U.S. and select European countries;

•	the nature of and any changes to legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims and litigation expenses;

•	reputational damage to our products caused by mis-use or off-label use or government or voluntary product recalls;

•	our utilization of a single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses; and

•	general macroeconomic and world-wide business conditions.
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

See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2012, entitled "Business," for a discussion of:

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

We believe the other advantages of the Nellix System include: (i) a low profile (17Fr outer diameter), which is beneficial for the delivery of the device; (ii) ease of use and reduced total procedure time; (iii) low expected reintervention rate; and (iv) the potential for reduced post-procedure follow up.

PEVAR

In April 2013, we received FDA PMA for a broadened indication for our AFX system to include totally percutaneous endovascular aneurysm repair ("PEVAR") for AAA. We have completed the PEVAR training and certification of our U.S. sales force and clinical specialists. In May 2013, we commenced training classes for physicians in the U.S. on the PEVAR procedure.

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

Ventana

Our Ventana fenestrated EVAR (FEVAR) system has been used to treat approximately 120 patients world-wide, including 80 in our U.S. IDE study. In reviewing these first 120 global procedures with Ventana, we have seen good overall safety results, but a higher than expected number of renal re-interventions.  We have suspended further enrollment in the Ventana U.S. IDE study and delayed commercial introduction in Europe until we have an opportunity to fully evaluate physician training, clinical indications, and product enhancements. After completing our evaluation, we will meet with regulatory agencies, including the FDA and EU notified bodies. We expect to have an update on our progress and regulatory path toward the end of 2013.
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
Research and Development
Research and development expenses consist of compensation (including stock-based compensation) and benefits for research and development personnel, materials and supplies, fees for research and development consultants, outsourced and licensed research and development costs, and allocated facilities-related costs. Our research and development activities primarily relate to the development and testing of new devices and methods to treat aortic disorders.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. While management believes these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee of the Board of Directors periodically reviews our significant accounting policies.
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2013.

Results of Operations
Operations Overview - Three and Nine Months Ended September 30, 2013 versus 2012
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenue	$33,260	100.0%	$26,696	100.0%	$97,008	100.0%	$76,725	100.0%
Cost of goods sold	7,362	22.1%	6,444	24.1%	23,578	24.3%	18,148	23.7%
Gross profit	25,898	77.9%	20,252	75.9%	73,430	75.7%	58,577	76.3%
Operating expenses:
Research and development	5,160	15.5%	3,076	11.5%	12,501	12.9%	11,886	15.5%
Clinical and regulatory affairs	2,005	6.0%	1,462	5.5%	6,558	6.8%	4,727	6.2%
Marketing and sales	15,191	45.7%	12,705	47.6%	47,235	48.7%	38,923	50.7%
General and administrative	5,760	17.3%	4,942	18.5%	16,364	16.9%	13,813	18.0%
Contract termination and business acquisition expenses	—	—%	—	—%	—	—%	422	0.6%
Settlement costs	—	—%	5,000	18.7%	—	—%	5,000	6.5%
Total operating expenses	28,116	84.5%	27,185	101.8%	82,658	85.2%	74,771	97.5%
Loss from operations	(2,218)	(6.7)%	(6,933)	(26.0)%	(9,228)	(9.5)%	(16,194)	(21.1)%
Total other income (expense)	(6,600)	(19.8)%	923	3.5%	(3,060)	(3.2)%	(12,765)	(16.6)%
Net loss before income tax expense	(8,818)	(26.5)%	(6,010)	(22.5)%	$(12,288)	(12.7)%	(28,959)	(37.7)%
Income tax (expense) benefit	(172)	(0.5)%	153	0.6%	(367)	(0.4)%	(297)	(0.4)%
Net loss	$(8,990)	(27.0)%	$(5,857)	(21.9)%	$(12,655)	(13.0)%	$(29,256)	(38.1)%

Comparison of the Three Months Ended September 30, 2013 versus 2012
Revenue

	Three Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Revenue	$33,260	$26,696	$6,564	24.6%

Our 24.6% revenue increase of $6.6 million over the prior year period primarily resulted from:

(i) a $5.2 million increase in U.S. sales procedures due to (a) the expansion of our U.S. sales force through the addition of sales representatives and clinical specialists (that exclusively provide field support to our sales representatives, increasing overall sales force productivity), and (b) the continued physician adoption of AFX which was launched in the U.S. in August 2011; and

(ii) a $1.3 million increase in European sales due to the expansion of our European sales force (which began direct sales activity in September 2011), and to a lesser extent, the limited market introduction of our Nellix System in February 2013.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Cost of goods sold	$7,362	$6,444	$918	14.2%
Gross profit	25,898	20,252	5,646	27.9%
Gross margin percentage (gross profit as a percent of revenue)	77.9%	75.9%
The $0.9 million increase in cost of goods sold was driven by our revenue increase of $6.6 million.

Gross margin for the three months ended September 30, 2013 increased to 77.9% from 75.9% for the three months ended September 30, 2012. This increase is primarily due to our (i) product mix; (ii) distribution mix with a greater proportion of international revenues derived from direct sales of our ELG system rather than sales to distributors; and (iii) lower inventory reserves.
Operating Expenses

	Three Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Research and development	$5,160	$3,076	$2,084	67.8%
Clinical and regulatory affairs	2,005	1,462	543	37.1%
Marketing and sales	15,191	12,705	2,486	19.6%
General and administrative	5,760	4,942	818	16.6%
Settlement costs	—	5,000	(5,000)	(100.0)%
Research and Development. The $2.1 million increase in research and development expenses was primarily attributable to (i) a $1.0 million payment to the licensor of our exclusive polymer license agreement for our Nellix System, and (ii) a new exclusive license agreement of $0.9 million for the future design of our Nellix System.
Clinical and Regulatory Affairs. The $0.5 million increase in clinical expenses is driven by continued patient and outside services costs to support our ongoing clinical trials in addition to an increase in regulatory affairs primarily driven by FDA and CE regulatory activities.
Marketing and Sales. The $2.5 million increase in marketing and sales expenses for the three months ended September 30, 2013, as compared to the prior year period, was primarily related to (i) increased variable compensation due to our sales growth; and (ii) costs related to the continued growth and development of our direct sales force and clinical personnel worldwide.
We expect that sales and marketing expense will remain significantly above prior year amounts due to (i) the continued expansion of our U.S. and European sales and clinical personnel; (ii) increased activity in U.S. and European trade shows and other marketing initiatives; and (iii) an increase in variable compensation due to our continued sales growth.
General and Administrative. The $0.8 million increase in general and administrative expenses is primarily attributable to (i) the federal Medical Device Excise Tax (which took effect January 1, 2013), and (ii) increased professional and legal service expenses.

Settlement Costs. Prior period expense of $5.0 million represents our accrual to settle a patent dispute with Cook Incorporated.

Other income (expense), net

	Three Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(6,600)	$923	(7,523)	(>100%)
Other Income (Expense), Net. The other income variance of $(7.5) million between the three months ended September 30, 2013 and 2012 is primarily related to the fair value adjustment of contingent payment of $7.6 million associated with our acquisition of Nellix (see Note 9). Partially offsetting these fair value adjustments in both periods is the remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity.
Provision for Income Taxes

	Three Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$(172)	$153	$(325)	(>100%)
Our income tax (expense) was $(0.2) million and our effective tax rate was (2)% for the three months ended September 30, 2013. During the three months ended September 30, 2013 and 2012, we had operating legal entities in the U.S., Italy, New Zealand, and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Comparison of the Nine Months Ended September 30, 2013 versus 2012

Revenue

	Nine Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Revenue	$97,008	$76,725	$20,283	26.4%

Our 26.4% revenue increase of $20.3 million over the prior year period primarily resulted from:

(i) a $13.9 million increase in U.S. sales procedures due to (a) the expansion of our U.S. sales force through the addition of sales representatives and clinical specialists (that exclusively provide field support to our sales representatives, increasing overall sales force productivity), and (b) the continued physician adoption of AFX which was launched in the U.S. in August 2011;

(ii) a $5.3 million increase in European sales due to the expansion of our European sales force (which began direct sales activity in September 2011), and to a lesser extent, the limited market introduction of our Nellix System in February 2013; and
(iii) a $1.1 million increase in ROW driven by increased sales to our Japanese distributor.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Cost of goods sold	$23,578	$18,148	$5,430	29.9%
Gross profit	73,430	58,577	14,853	25.4%
Gross margin percentage (gross profit as a percent of revenue)	75.7%	76.3%
The $5.4 million increase in cost of goods sold was driven by our revenue increase of $20.3 million.

Gross margin for the nine months ended September 30, 2013 decreased to 75.7% from 76.3% for the nine months ended
September 30, 2012. This decrease is primarily due to our product mix and the greater proportion of our total revenue being derived from international sales, as well as certain current period charges in the nine months ended September 30, 2013, aggregating to $1.6 million, to adjust our inventory to its net realizable value.
Operating Expenses

	Nine Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Research and development	$12,501	$11,886	$615	5.2%
Clinical and regulatory affairs	6,558	4,727	1,831	38.7%
Marketing and sales	47,235	38,923	8,312	21.4%
General and administrative	16,364	13,813	2,551	18.5%
Contract termination and business acquisition expenses	—	422	(422)	(100.0)%
Settlement costs	—	5,000	(5,000)	(100.0)%
Research and Development. The $0.6 million increase in research and development expenses was primarily driven by (i) a new exclusive license agreement of $0.9 million for the future design of our Nellix System; and (ii) a $1.0 million payment to the licensor of our polymer for our Nellix System in the nine months ended September 30, 2013, offset by a related $1.0 million payment to the licensor of our polymer for our Nellix System in the prior year period.
Clinical and Regulatory Affairs. The $1.8 million increase in clinical expenses is driven by continued patient and outside services costs to support our ongoing clinical trials in addition to an increase in regulatory affairs primarily driven by FDA and CE regulatory activities.
Marketing and Sales. The $8.3 million increase in marketing and sales expenses was primarily related to (i) increased variable compensation due to our sales growth; (ii) costs related to the continued growth and development of our direct sales force and clinical personnel worldwide; and (iii) increased marketing costs to support our business.
We expect that sales and marketing expense will remain significantly above prior year amounts due to (i) the continued expansion of our U.S. and European sales and clinical personnel; (ii) increased activity in U.S. and European trade shows and other marketing initiatives; and (iii) an increase in variable compensation due to our continued sales growth.
General and Administrative. The $2.6 million increase in general and administrative expenses is attributable to (i) the federal Medical Device Excise Tax (which took effect January 1, 2013); (ii) additional personnel to support our business growth; and (iii) increased stock-based compensation expense.
Contract Termination and Business Acquisition Expenses. Prior period expense of $0.4 million is associated with professional fees incurred as part of the July 2012 acquisition of our Italian distributor's business.  This transaction allowed us to begin selling our products through the acquired Italian sales force, and to directly contract with sub-dealers in Italy.
Settlement Costs. Prior period expense of $5.0 million represents our accrual to settle a patent dispute with Cook Incorporated.

Other income (expense), net

	Nine Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(3,060)	$(12,765)	$9,705	76.0%
Other Income (Expense), Net. Other expense in the nine months ended September 30, 2013 and 2012 include non-cash fair value adjustments of contingent payment of $(5.2) million and $(12.7) million, respectively, associated with our acquisition of Nellix (see Note 9). Partially offsetting these amounts in both periods are net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity. Also, included in the nine months ended September 30, 2013 is $1.3 million in other income from a distribution from our former product liability carrier.
Provision for Income Taxes

	Nine Months Ended September 30,
	2013	2012	Variance	Percent Change
	(in thousands)
Income tax (expense)	$(367)	$(297)	$(70)	23.6%
Our income tax (expense) was $(0.4) million and our effective tax rate was (3)% for the nine months ended September 30, 2013. During the nine months ended September 30, 2013 and 2012, we had operating legal entities in the U.S., Italy, New Zealand, and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2013, December 31, 2012, and September 30, 2012:

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands, except financial metrics data)
Cash and cash equivalents	$49,486	$45,118	$47,740
Accounts receivable, net	$23,568	$22,600	$19,616
Total current assets	$93,394	$87,567	$88,298
Total current liabilities	$18,978	$17,194	$18,728
Working capital surplus (a)	$74,416	$70,373	$69,570
Current ratio (b)	4.9	5.1	4.7
Days sales outstanding ("DSO") (c)	65	71	68
Inventory turnover (d)	1.7	1.5	1.3

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
Operating Activities
Cash provided by operating activities was $1.6 million for the nine months ended September 30, 2013, as compared to cash used in operating activities of $12.2 million in the prior year period. The decrease in cash used in operating activities is primarily a function of (i) increased collection levels; (ii) the receipt of a $1.3 million "deemed dividend" from our former products liability carrier; (iii) a decrease in inventory expenditures as compared to the prior year period; (iv) an increase in accrued payroll, offset in part by a reduction in accounts payable.

During the nine months ended September 30, 2013 and 2012, our cash collections from customers totaled $95.5 million and $72.7 million, respectively, representing 98% and 95% of reported revenue for the same periods. Our DSO decreased by six days for the period ended September 30, 2013, as compared to the period ended December 31, 2012 due to improved European collections as our operational capabilities matured. However, our international customers have significantly longer collection cycles than our U.S. customers.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 was $1.6 million, as compared to cash used in investing activities of $3.9 million in the prior year period, and consisted of (i) machinery and equipment purchases for the production of our ELG Systems in both periods; and (ii) business acquisition of $2.4 million in the nine months ended September 30, 2012.
Financing Activities
Cash provided by financing activities was $4.8 million for the nine months ended September 30, 2013, as compared to cash provided by financing activities of $43.8 million in the prior year period. In the current period, the Company had $4.8 million of cash proceeds from the exercise of employee stock options and stock purchases under our employee stock purchase plan. During the nine months ended September 30, 2012, the Company received net proceeds of $40.1 million from the private placement of its stock, and $3.8 million of aggregate proceeds from the exercise of employee stock options and stock purchases under our employee stock purchase plan.
Credit Arrangements
See Note 6 to our accompanying Condensed Consolidated Financial Statements.

Credit Risk

The majority of our accounts receivable arise from product sales in the U.S. However, we also have significant receivable balances from customers within the European Union, Japan, Brazil, Argentina, and Mexico. Our accounts receivable from customers outside of the U.S. is comprised of amounts due from (i) numerous European private and public hospitals, and (ii) amounts due from foreign-based distributors.

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. To determine our allowance for doubtful accounts we consider relevant credit risk factors and other considerations. Our allowance for doubtful accounts of $0.4 million as of September 30, 2013 represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials.
The timing and amount of our future capital requirements will depend on many factors, including:

•	the need for working capital to support our sales growth;

•	the need for additional capital to fund future development and clinical programs;

•	the need for additional capital to fund our sales force expansion and marketing;

•	the need for additional capital to fund business development, strategic acquisitions or licenses;

•	our capital requirements for the new facility lease;

•	our requirements for additional information technology infrastructure and systems; and

•	adverse outcomes from potential litigation and the cost to defend such litigation.

We believe that our cash resources are adequate to operate our business for at least the next 12 months. While we expect to remain cash flow positive in the second half of the year, we may use cash in the fourth quarter as a result of working capital expansion and planned investments to support the continued growth of our business. In the event we require additional financing in the future, it may not be available on commercially reasonable terms, if at all. Even if we are able to obtain financing, it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development efforts.

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

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.
Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of September 30, 2013, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by positioning our portfolio to appropriately respond to a significant reduction in the credit rating of any investment issuer or guarantor. At September 30, 2013, our investment portfolio solely consisted of money market instruments.
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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS.

The information set forth under Note 8 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2013, pursuant to the terms of a patent license agreement, we issued 48,403 unregistered shares of our common stock to the licensor as partial consideration for the license granted under the agreement. We received no cash proceeds in connection with this issuance. We issued such shares without registration under the Securities Act in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the issuance; we obtained representations from the licensor regarding his investment intent, experience, sophistication and status as an “accredited investor”; and the licensor either received or had access to adequate information about us in order to make an informed investment decision. No underwriting discounts or commissions were paid in conjunction with the issuance.

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

ENDOLOGIX, INC.

November 1, 2013	/s/ John McDermott
President and Chief Executive Officer (Duly Authorized Officer)

November 1, 2013	/s/ Shelley B. Thunen
Chief Financial Officer (Principal Financial and Accounting Officer)