Form 10-K
period 2013-12-31
ENDOLOGIX INC /DE/
filed 2014-03-03
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $837,161,545 (based upon the $13.28 closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 28, 2013, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On February 24, 2014, approximately 63,869,249 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2014.

Cautionary Note Concerning Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	continued market acceptance of our products;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to successfully commercialize products which incorporate the technology obtained in our acquisition of Nellix, Inc. (“Nellix”);

•	our ability to effectively develop new or complementary technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	changes to our international operations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims and litigation expenses;

•	reputational damage to our products caused by mis-use or off-label use or government or voluntary product recalls;

•	our utilization of a single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses; and

•	general macroeconomic and world-wide business conditions.

You are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that may affect our business, operating results and financial condition, including without limitation the risks set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, the forward-looking statements herein may not prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.
Our forward-looking statements speak only as of the date each such statement is made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules and regulations of the SEC and The NASDAQ Stock Market, LLC.
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

Company Overview
Endologix, Inc. ("Endologix," the "Company," "we," "us," or "our") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. Our current EVAR products include the Endologix AFX Endovascular AAA System (“AFX”), the VELA Proximal Endograft (“VELA”) and the Endologix Intuitrak Endovascular AAA System (“Intuitrak”). Our current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of our EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors, provide the sole source of our reported revenue.
Our EVAR products consist of (i) a cobalt chromium alloy stent covered by polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (“Stent Graft”) and (ii) an accompanying delivery system. Once fixed in its proper position within the abdominal aorta, our EVAR device provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.
Our EVAS product consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. Our EVAS product seals the entire aneurysm sac effectively excluding the aneurysm sac reducing the likelihood of future aneurysm rupture. Additionally, it has the potential to reduce post procedural re-interventions.
Within our EVAR platform, AFX is marketed in the United States, Europe and South America, VELA is approved in the United States and Intuitrak sales are currently limited to Japan. In February 2013, our EVAS device, the Nellix EVAS System, commenced limited market introduction in Europe and commercial release is currently underway. In December 2013, we received Investigational Device Exemption (“IDE”) approval in the United States to begin a clinical trial which commenced in January 2014.
Our Mission
Our mission is to be the leading innovator of medical devices to treat aortic disorders. Key elements of our strategy to accomplish this mission are as follows:

•	Focus exclusively on the aorta for the commercialization of innovative products.

•	Design and manufacture EVAR and EVAS products that are easy to use and deliver excellent clinical outcomes.

•	Design EVAR and EVAS products to expand into complex anatomies.

•	Provide exceptional clinical and technical support to physicians through an experienced and knowledgeable sales and marketing organization.
Market Overview and Opportunity
AAA Background
Atherosclerosis is a disease which results in the thickening and hardening of arteries, which generally is attributable to genetics, smoking, high blood pressure, and/or high cholesterol damage. This disease generally progresses with age. It affects 5 to 6% of the population over 65.
Atherosclerosis reduces the integrity and strength of blood vessel walls, causing the vessel to expand or balloon out, which is known as an "aneurysm". Aneurysms are commonly diagnosed in the aorta, which is the body’s largest artery, extending from the chest to the abdomen. The abdominal aorta is the segment between the renal (kidney) arteries and the area where the aorta divides into the two iliac arteries which travel down the legs. AAA occurs when a portion of the abdominal aorta bulges into an aneurysm because of a weakening of the vessel wall, which may result in life threatening internal bleeding upon rupture. AAA is more common in men than women.

Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Most AAA patients do not have symptoms at the time of their initial diagnosis. AAAs generally are discovered coincidentally during procedures to treat or diagnose unrelated medical conditions.
The overall patient mortality rate for ruptured AAA is approximately 80%, making it among the leading causes of death in the U.S. Once diagnosed, patients with AAA require either non-invasive monitoring, or, depending on the size and rate of growth of the AAA, EVAR or EVAS or open surgical repair.
EVAR and EVAS Versus Open Surgical Repair
Our EVAR and EVAS products are used exclusively for minimally-invasive procedures, as opposed to open surgical repair of AAA. Open surgical repair is a highly invasive procedure requiring (i) a large incision in the patient’s abdomen, (ii) withdrawal of the patient’s abdominal organs to provide access to the aneurysm, (iii) the cross clamping of the aorta to stop blood flow, and (iv) implantation of a synthetic graft which is sutured to the aorta, connecting one end above the aneurysm, to the other end below the aneurysm.
Open surgical repair typically lasts two to four hours, while the typical EVAR and EVAS procedure lasts one to two hours. After receiving open surgical repair, the patient usually requires a few days in the hospital's surgical intensive care unit, and the total hospital stay may be four to ten days. Post-procedure convalescence may take another four to six weeks due to the invasiveness of the operation.  By comparison, patients are often discharged a day or two after their EVAR and EVAS procedure, and once discharged, most patients return to normal activity within two weeks.
Today, approximately 70% of all treated AAAs in the U.S. are repaired through EVAR, and 30% through open surgical repair.  Although EVAR and EVAS have many key advantages over open surgical repair, many patients are not candidates for EVAR and EVAS due to the limitations of current EVAR devices to treat a wide range of AAA anatomies. We are developing new products to address these more complex anatomies, those with aortic neck length less than 10mm, that upon development will allow us to increase the treatable aneurysm market and address the vast majority of aneurysmal aortic anatomies.
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
Market Size

We estimate the global Endovascular AAA market potential to be $3.3 billion. We estimate the traditional aneurysm market potential, defined as aneurysms with aortic neck length greater than or equal to 10mm, to be $1.7 billion. The majority of diagnosed aneurysms in this market can be treated with currently available EVAR products. We estimate an additional $1.6 billion market opportunity exists for the treatment of challenging anatomies, defined as aneurysms with neck length less than 10mm. Currently there are limited options with available EVAR products to treat these short or no aortic necks. Below is a table summarizing the market potential and penetration by aortic neck length.

Neck Length ($ in millions)	Penetrated	Unpenetrated	Total
Infrarenal Over 10mm	1,300	367	1,667
0 to 5mm Neck	39	1,050	1,089
5 to 10mm Neck	37	470	507
Total	1,376	1,887	3,263

In 2013, we estimate there were approximately 170,000 AAA (EVAR and surgical repair) procedures globally.

In the U.S. alone, it is estimated that between 1.2 million and 2.0 million people have an AAA. Over 200,000 people were diagnosed with AAA in the U.S. in 2011. Of those diagnosed with an AAA, approximately 78,000 people underwent an AAA repair procedure in the U.S., of which approximately 44,000 were addressed through EVAR.

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
Our Products
Our EVAR Platform
Our EVAR products consist of our EVAR Stent Graft and catheter delivery system, branded under the names Powerlink, IntuiTrak, AFX and VELA. We believe that our EVAR Platform offers the following advantages over competitors:

•
Anatomical Fixation. Our EVAR products are unique in that the main body of the device sits on the patient's natural aortoiliac bifurcation. This provides a solid foundation for the long-term stability of the device. Alternative EVAR devices rely on hooks, barbs and radial force to anchor within the aorta (generally referred to as "proximal fixation") near the renal arteries. We have proven in our clinical studies that anatomical fixation inhibits device migration within the aorta due to the inherent foundational support of the patient’s own anatomy.

•
Unique, Minimally Invasive Delivery System. Our AFX product is the only EVAR device with 17F access on the Ipsilateral side and 9F access on the Contralateral side. Competitive products require between 18F and 22F access on the Ipsilateral side and between 12F and 18F on the Contralateral side.

•
Preserves Aortic Bifurcation. Our EVAR Stent Grafts allow for future endovascular procedures when continued access across the aortic bifurcation is required. Approximately 30% to 40% of AAA patients also have peripheral arterial disease (“PAD”).  Our EVAR Stent Graft is the only one presently available that preserves the physician's ability to go back over the aortic bifurcation for future interventions. This is a meaningful feature of our EVAR Stent Graft, as many AAA patients are today living longer and returning to the hospital for PAD procedures.

•
PEVAR - Endologix is the only company that has conducted a US IDE randomized clinical trial and obtained FDA approval for a total percutaneous indication for use (“PEVAR”) specific to our EVAR System. We are now able to train physicians on PEVAR, thus enabling physicians to appropriately learn the technique and properly apply it. Unique to our EVAR System, physicians have the option of treating patients with PEVAR, or with a small incision in only one leg (and percutaneous placement of a non-surgical introducer sheath in the leg, 3mm in diameter).

Our EVAS Platform
Our EVAS product is based on the Nellix platform to seal the aneurysm and provide blood flow to the legs through two blood lumens.

•	Biostable Polymer provides extended fixation and long-term stability. Currently available devices leave the AAA sac untreated, yet intact, while the EVAS product seals the aneurysm sac.

•	Predictable Procedure. The device and procedure steps are relatively simple and intuitive, making procedure times predictable.

•
Potentially reduce endoloeaks and secondary interventions. Our EVAS product seals the entire aneurysm, reducing the likelihood of many causes of secondary intervention in EVAR procedures. This can potentially reduce long-term follow-up requirements.

•	Low profile introducer. Beneficial for the delivery of the devices in tight access arteries, reducing risk of vascular injuries to the patient.

Our EVAR and EVAS Extensions and Accessories
Aortic Extensions and Limb Extensions. We offer proximal aortic extensions and limb extensions which attach to the "main body" of our EVAR Device, allowing physicians to customize it to fit the patient's anatomy. In February 2014, we launched a new proximal extension, VELA, designed specifically for the treatment of proximal aortic neck anatomies. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments.

Accessories. We offer various accessories to facilitate the optimal delivery of our EVAR products, including compatible guidewires, snares, and catheter introducer sheaths.
Our Product Evolution
Our core EVAR product was first commercialized in Europe in 1999 and in the U.S. in 2004. We initially branded it as the Powerlink System ("Powerlink System for AAA"). As our EVAR products evolved, we branded Powerlink under the names Powerlink System with Visiflex Delivery System, IntuiTrak, and AFX.
•Powerlink System for AAA. Powerlink System for AAA was our original EVAR Product.

•
IntuiTrak. In October 2008, we received FDA approval for IntuiTrak. We received CE Mark approval for IntuiTrak in March 2010, and Japanese Shonin approval in December 2012. IntuiTrak provided an updated delivery system that further simplified the implant procedure for physicians.

•
AFX. In June 2011 and November 2011, we received FDA approval and CE Mark approval, respectively, for AFX. We believe AFX provides physicians with improved vascular access and sealing, as compared to IntuiTrak. We began a full commercial launch of AFX in the U.S. in August 2011 and in numerous international markets in 2012.

Our core EVAS Platform, branded as the Nellix EVAS System, was first commercialized in Europe in February 2013.

•
Nellix EVAS System.  In February 2013, we received CE Mark approval of the Nellix EVAS System.  In February 2013, we commenced a limited market introduction of the Nellix EVAS System in Europe.  In December 2013, we received IDE approval in the United States to begin a clinical trial which commenced in January 2014. Based upon current assumptions and timelines, we anticipate receiving FDA premarket approval in 2016.

Manufacturing and Supply
All of our commercial products are manufactured, assembled, and packaged at our 60,000 square foot leased facilities in Irvine, California. Starting at the end of 2014 and into the beginning of 2015 we will commence moving all operations into two co-located, leased buildings totaling 129,000 square feet in Irvine, California.
We rely on third parties for the supply of certain components used in our EVAR and EVAS Systems, such as the wire used to form our cobalt chromium alloy stent and the raw material used in the manufacturing of polymer. While we obtain many of these components from single source suppliers, we believe there are alternative vendors for the supply of the vast majority of our required components. Many of our third party manufacturers go through a formal qualification and approval process, including periodic renewal to ensure fitness for use and compliance with applicable FDA requirements and International Organization for Standardization ("ISO") 13485 requirements, and/or other required quality standards. Additionally, we actively manage supply risk with our key suppliers through a combination of negotiating favorable terms of supply agreements, maintaining strategic inventory levels, and maintaining frequent communications with our suppliers.

Marketing and Sales
We market and sell our products in the U.S. and in 11 Western European countries (Great Britain, France, Germany, Italy, Spain, Switzerland, Netherlands, Austria, Belgium, Luxembourg, and Monaco) through a direct sales force and network of agents.  In 14 other European countries, Japan, 9 countries in South America, New Zealand and Mexico, we sell our EVAR products through exclusive independent distributors or agents. As of February 28, 2014, we marketed our EVAR products in 23 countries outside of the U.S. through a total of 13 independent distributors.  We market our EVAS products through direct sales channels in Europe and our independent agent in New Zealand.
U.S. We market and sell our products in the U.S. through a direct sales force consisting of (as of December 31, 2013) 68 sales representatives and 20 clinical specialists. The primary customer and decision maker for EVAR and EVAS products in the U.S. is the vascular surgeon, and to a lesser extent, the the cardiovascular surgeon, interventional radiologist and interventional cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and approximately 4,000 physicians in the U.S. that perform EVAR. Approximately 78% of our revenues for the year ended December 31, 2013 were generated from sales of our EVAR products in the U.S.
Europe. Prior to September 2011, our reported revenue to customers outside of the U.S. had been generated exclusively through third-party distributors. As of September 1, 2011, upon mutual agreement for the termination of distribution rights with a significant European distributor, we began direct sales operations in most of Western Europe. Our direct sales, clinical specialists, agents and training personnel number 24 as of December 31, 2013. Approximately 12% of our revenues for the year ended December 31, 2013 were generated from sales of our EVAR and EVAS products in Europe.
Asia Pacific. We commenced commercial sales in Japan in February 2007 after receipt of Japanese regulatory, or Shonin, approval. We have had limited commercial sales in China since September 2009 and we terminated our distributor agreement with our Chinese distributor in 2013. Approximately 5% of our revenues for the year ended December 31, 2013 were generated from distributor sales of our EVAR products in Asia Pacific.

South and Central America and Mexico. We have applicable regulatory approvals for Mexico, Argentina, Brazil, Chile, Peru, Ecuador, Venezuela, Costa Rica, Panama and Colombia. We commenced sales in South America and in Mexico in December 2007. Approximately 5% of our revenues for the year ended December 31, 2013 were generated from distributor sales of our EVAR products in South America and Mexico.

See Note 7 of the Notes to the Consolidated Financial Statements for a tabular summary of our revenue by geographic region for the fiscal years 2013, 2012 and 2011.

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
We experience significant competition and we expect that the intensity of competition will increase over time. For example, our major competitors, Medtronic, Inc., W.L. Gore Inc., and Cook Medical Products, Inc., and new market entrants, TrvVascular, Inc. and Lombard Medical Technologies, each have obtained full regulatory approval for their EVAR products in the U.S. and other international markets including Europe. In addition to these major competitors, we also have smaller competitors, and emerging competitors with active EVAR system development programs.
Our major competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing, marketing, and sales. In addition, these competitors have multiple product offerings, which some physicians and hospitals may find more convenient when developing business relationships. We also compete with other medical device companies for clinical trial sites and for the hiring of qualified personnel, including sales representatives and clinical specialists.

Product Developments and Clinical Trials
Overview
We incurred expenses of $24.9 million in 2013, $22.9 million in 2012, and $21.2 million in 2011, on research and development activities and clinical studies. Our focus is to continually develop innovative and cost-effective medical devices for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Historically, we have focused on developing our EVAR and EVAS to treat infrarenal AAA including initial development of products to treat short neck. However, we expect to devote more resources in the future to continue to develop, enhance and obtain expanded indications for our current EVAR and EVAS products and to develop new product indications to treat more challenging anatomies including those aneurysms with aortic necks less than 10mm in length.
Nellix EVAS System
On December 10, 2010, we completed our acquisition of Nellix (refer to the "Nellix Acquisition and Private Placement Transaction" section below). Using the technology we acquired from this acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. The following trials are in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness.

•
EVAS Forward IDE - Pivotal Clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. It is approved to enroll 180 patients at up to 30 centers in the U.S., Canada and Europe, of which approximately 25 will be in the U.S. The first patient was treated in January 2014. Expanded indications will be pursued in the future as part of the EVAS Forward clinical programs.

•
EVAS Forward Global Registry - The study is designed to provide real world clinical results to demonstrate the effectiveness and broad applicability of the Nellix EVAS System. The registry is planned to include 300 patients enrolled in up to 30 international centers and provide real world clinical results to further demonstrate effectiveness and broad applicability of the Nellix technology. The first patient in the registry was treated in October 2013.

PEVAR
Vascular access for EVAR requires femoral artery exposure (commonly referred to as surgical “cut-down”) of one or both femoral arteries, allowing for safe introduction of the EVAR product. Complications from femoral artery exposure during EVAR procedures is an inherent risk of current surgical practice.  PEVAR procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via a needle-puncture through the skin and closure with use of a suture-mediated device. Advantages to the patient and to the health care system of an entirely percutaneous procedure include reduced surgical procedure times, less post-operative pain, and fewer access-related wound complications.
In April 2013, we announced FDA approval of the PEVAR indication for use for our AFX and Intuitrak products. Trial results show the safety and effectiveness of our device and PEVAR procedure facilitated with a suture-mediated closure device, and showed significantly reduced surgical procedure time compared to surgical EVAR. Other trends favoring PEVAR include less medication prescribed for post-operative groin pain, reduced blood loss, less hospitalization time, and overall lower incidence of complications. To date, no other company has conducted a randomized prospective FDA trial to specifically obtain approval for a PEVAR indication.

Ventana
In January 2012, we received IDE approval from the FDA to begin U.S. clinical trials to evaluate Ventana Fenestrated Stent Graft System (“Ventana”) for the EVAR repair of juxtarenal abdominal aortic aneurysms and pararenal abdominal aortic aneurysms. In February 2012, we enrolled the first patient in our U.S. clinical trial to evaluate Ventana. We received CE Mark approval for Ventana in April 2013. In April 2013 the company announced that, after completing approximately half of the US IDE patients, it would temporarily suspend enrollment in the Ventana U.S. IDE clinical trial and delayed the limited market introduction of Ventana in Europe. Preliminary data suggested that the trial would not meet its efficacy endpoint, due to a higher number of renal re-interventions than were allowed. We announced in November 2013 that we plan to make product enhancements, while we developed and tested product enhancements and that it is likely Ventana will be back in clinical evaluation sometime in 2015.

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
Also, on December 10, 2010, concurrent with the closing of our acquisition of Nellix, we issued and sold to Essex Woodlands Health Ventures Fund VII, L.P. (a significant stockholder of Nellix prior to the merger), an aggregate of 3.2 million unregistered shares of our common stock, resulting in gross proceeds to us of $15.0 million.

Patents and Proprietary Information
We believe that our intellectual property and proprietary information is key to protecting our technology. We continue to build a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems (exclusive of Nellix technology), our rights include 39 U.S. issued patents, 15 pending U.S. applications, and 18 foreign patents. Our current aorta treatment related patents have expiration dates from 2014 to 2031. As a result of our acquisition of Nellix, we added additional patents to our portfolio which have evolved to currently include 12 U.S. patents and 10 foreign patents, with expiration dates from 2016 to 2030.  We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology, while simultaneously avoiding paying unnecessary fees to maintain patents and applications when we believe it is not in our best interest.

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

Third-Party Reimbursement
In the U.S., hospitals are the primary purchasers of our EVAR Systems. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid, and private health insurance plans, for the total healthcare services required to treat the patient's AAA. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. Centers for Medicare and Medicaid Services ("CMS"). The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical devices used in that procedure.
Reimbursement of procedures utilizing our EVAR products currently is covered under specific DRG codes. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication.
In October 2000, the CMS issued ICD-9 procedure code 39.71, "Endovascular implantation of other graft in abdominal aorta" for the proper procedure coding of EVAR for billing purposes. For hospital reimbursement, patients treated with our EVAR System are classified under DRG codes 237 or 238, "Major Cardiovascular Procedures with Major Complications" and "Major Cardiovascular Procedures without Major Complications," respectively. In the latest data published by CMS, the national average reimbursement under DRG codes 237 and 238 is approximately $28,300 and $17,100, respectively.
Outside the U.S., market acceptance of medical devices, including EVAR and EVAS systems, depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.
Presently, the European Union is considering a substantial updating of regulations for the sale and reimbursement of medical devices in EU countries. The legislation will harmonize such regulations throughout all EU countries. It is expected that the new regulations will require: (i) stricter guidelines for clinical evidence supporting device efficacy; (ii) more powers for regulatory assessment bodies; (iii) stronger supervision of manufacturers, importers and distributors; and (iv) an extended database for medical devices and better traceability throughout the supply chain. The Commission proposals are being discussed in the European Parliament and in the Council. They are expected to be adopted sometime in 2014 and would then gradually come into effect from 2015 to 2019.

Government Regulation - Medical Devices
Our medical devices are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (FDA) and similar agencies within governments outside the U.S. Each of these agencies requires us to comply with laws and regulations governing the development, qualification, manufacturing, labeling, marketing, and distribution of our medical devices.
U.S.
In the U.S., medical devices are regulated by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are life-sustaining or life-supporting devices. Class III devices require rigorous clinical testing prior to their approval and generally require a premarket approval ("PMA") or PMA supplement approval prior to marketing for sale.
Authorization to commercially distribute a medical device in the U.S. is generally received in one of two ways. The first, known as premarket notification (i.e., the 510(k) process), requires us to submit data to the U.S. FDA to demonstrate that our medical device is substantially equivalent to another medical device that is legally marketed in the U.S. The U.S. FDA must issue a finding of substantial equivalence before we can commercially distribute our medical device. Devices that receive a finding of substantial equivalence are referred to as 510(k)-cleared devices. Modifications to medical devices cleared under the 510(k) process can be made under the 510(k) process, or without the 510(k) process if the changes do not significantly affect safety or effectiveness.
The second process, known as premarket approval (i.e., the PMA process), requires us to collect and submit nonclinical and human clinical data on the medical device for its intended use to demonstrate that it is safe and effective. Human clinical data must be collected in compliance with FDA IDE regulations. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights. In the PMA process, the U.S. FDA will approve the medical device and thereby authorize its commercial distribution in the U.S. if it determines that the probable benefits outweigh the risks for the intended patient population, and therefore makes a determination of reasonable assurances of safety and effectiveness. The PMA process takes longer and is more expensive than the 510(k) process. Our Powerlink and AFX EVAR Systems were approved through this PMA process.
We are required to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services ("CDHS") requires us to register as a medical device manufacturer. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with Quality System regulations. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular Quality System inspections in connection with the manufacture of our products at our facility. Further, the FDA requires us to comply with various regulations regarding labeling. The Medical Device Reporting (“MDR”) laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. Although physicians are permitted to use their medical judgment to apply medical devices to indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for the 510(k)-cleared or PMA-approved indications for use.
International
Internationally, our medical devices are subject to regulatory requirements in the countries in which they are sold. The requirements and regulatory approval processes vary from country to country.
In the European Union (EU), one regulatory approval process exists. We must comply with the requirements of the Medical Devices Directive ("MDD"), and appropriately affix the CE Mark on our products to attest to such compliance. To obtain a CE Mark, our products must meet minimum standards of safety, performance, and quality (i.e., “Essential Requirements”), and then comply with defined conformity assessment routes. A notified body, selected by us, assesses our Quality Management System and our product conformity to the Essential Requirements and the requirements of the MDD. The notified body must perform regular inspections to verify compliance. The EU government ministries of health (“Competent Authorities”) oversee human clinical studies and post-market surveillance of approved products, referred to as Vigilance Reporting. We are required to report device failures and serious adverse events potentially related to product use to responsible Competent Authorities. We also must comply with additional requirements of individual countries in which our products are marketed. Our Powerlink and AFX EVAR Systems and Nellix EVAS System were approved through the CE marking process.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “Shonin.” In Japan, the Ministry of Health, Labor, and Welfare (MHLW), with administration by the Pharmaceutical and Medical Devices Agency (PMDA), regulates medical devices under the Pharmaceutical Affairs Law (PAL). Our quality management system and product conformity to the PAL are overseen by MHLW and PMDA. Our Powerlink EVAR System was approved through the Shonin process.
We are also subject to other local, state, federal and international regulations relating to a variety of areas including laboratory practices, manufacturing practices, medical device export, quality system practices, as well as health care reimbursement and delivery of products and services.
US and Foreign Government Regulations - Healthcare Fraud and Abuse and Privacy Laws

Healthcare Fraud and Abuse
We are subject to various U.S. and foreign governmental laws and regulations relating to the manufacturing, labeling, marketing and selling of our products, non-compliance with which could adversely affect our business, financial condition and results of operations. We have implemented and maintain a comprehensive program that includes ongoing risk assessment, development of relevant policies, monitoring, and training of our employees to ensure compliance with U.S. and foreign laws and regulations.
Various U.S. federal and state laws and regulations pertaining to health care fraud and abuse govern how we can and cannot do business in the U.S. and globally, including the federal False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, the federal Anti-Kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal health care program, and similar state false claims and anti-kickback laws and regulations that apply to state funded health care programs. Violations of these laws and regulations are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in federal and/or state health care programs, including Medicare and Medicaid. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.
We conduct a significant amount of our sales activity outside of the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets. Our international operations are, and will continue to be, subject to a complex set of laws and regulations, including:

•	Foreign medical reimbursement policies and programs;

•	Complex data privacy requirements and laws;

•	Ever-changing country-specific guidelines, transparency requirements and laws;

•
The Foreign Corrupt Practices Act, which can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country;

•	Foreign anti-corruption laws, such as the UK Bribery Act; and

•	Trade protection measures, including import or export restrictions, that may restrict us from doing business in and/or shipping products to certain parts of the world.

The foregoing are subject to change and evolving interpretations and any violation thereof could subject us to financial or other penalties.
US and Foreign Privacy Laws
We are subject to various U.S. federal and state privacy and security laws and regulations that protect the security and privacy of individually identifiable health information. We are mindful that our systems require significant resources and oversight to protect patient and customer information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or other penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences.
We are also impacted by the privacy and security requirements of countries outside the U.S. Privacy standards in Europe and Asia are becoming increasingly strict. Enforcement actions and financial penalties related to privacy in the EU are growing, and foreign governmental authorities are regularly passing new laws and restrictions relating to privacy requirements and standards. The management of cross border transfers of information among and outside of EU member countries is becoming more complex, which may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data.
Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems or information could have a material adverse effect on our business, results of operations and financial condition. Thus, we will continue our efforts to comply with all applicable privacy and security laws and regulations. To the best of our knowledge at this time, we do not expect that the ongoing cost and impact of assuring compliance with applicable privacy and security laws and regulations will have a material impact on our business, results of operations or financial condition.
Product Liability
The manufacture and marketing of medical devices carries the significant risk of financial exposure to product liability claims. Our products are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $15 million per occurrence and $15 million per year in the aggregate, subject to typical self-insured retention amounts.
Employees
As of December 31, 2013, we had 482 employees (as compared to 411 employees as of December 31, 2012), including 182 in manufacturing, 31 in research and development, 21 in regulatory and clinical affairs, 53 in quality support, 142 in sales and marketing, and 53 in administration. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.
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
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments to these reports, as applicable, available on our website, at www.endologix.com, free of charge as soon as practicable after filing or furnishing such reports with the U.S. Securities and Exchange Commission ("SEC").

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
The success of our acquisition of Nellix will largely depend on our ability to realize the anticipated growth opportunities of the Nellix System. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation:

•	the results of future clinical trials of the Nellix System.

•	the receipt of further CE Mark approvals of enhanced versions of the Nellix System from our European Union notified body;

•	the receipt of approval from the FDA to sell the Nellix System in the United States;

•	obtaining and maintaining patent rights relating to the Nellix technology; and

•	further developing an effective direct sales and marketing organization in Europe.
Our success depends on the growth in the number of AAA patients treated with endovascular devices.
We estimate that over 200,000 people were diagnosed with AAA in the United States in 2013, and approximately 78,000 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Initiatives to increase screening for AAA include SAAAVE, which was signed into law on February 8, 2006 in the United States. SAAAVE will provide one-time AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease. Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
Our success depends on convincing physicians to use, and continue to use, our products in more endovascular AAA procedures.
Our AAA products utilize a different fixation approach within the patient’s anatomy than competitive products. Due to our favorable clinical results, and product improvements, and an increase in the size of our sales force, we have been able to increase sales at a rate higher than the general growth within our market segment. However, if we are unable to continue convincing physicians to use our products, our business could be negatively impacted.
Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations, and financial condition.
Sales of our products outside the United States represented approximately 22% of our revenue in 2013. As of December 31, 2013, we sold our products through 14 distributors located in the following countries outside of the United States: Argentina, Brazil, Chile, Costa Rica, Venezuela, Peru, Panama, Ecuador, Colombia, Greece, Japan, Mexico, China, Latvia, Estonia, Lithuania, Romania, Bulgaria, Poland, Sweden, Denmark, Norway, Czech Republic, Portugal, and Turkey. The sales territories authorized within these various distribution agreements cover a total of 25 countries. As of September 1, 2011, we began selling our product in Europe through our own sales force. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive United States and foreign governmental trade, import and export, and custom regulations and laws.
Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the United States Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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

•	the imposition of additional United States and foreign governmental controls or regulations;

•	economic instability;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	foreign currency translation adjustments;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	the imposition of costly and lengthy new export licensing requirements;

•
the imposition of United States or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

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
Historically, a significant portion of our revenue to customers outside of the United States had been derived from sales to a significant European distributor. We completed the termination of our relationship with such significant distributor in September 2011, and have transitioned to a direct sales force in Austria, Belgium, the Czech Republic, Denmark, France, Germany, Luxembourg, The Netherlands, Romania, Sweden, Switzerland and the United Kingdom.
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
We have a direct sales force in the United States and in certain European countries. We also utilize a network of third-party distributors for sales outside of the United States. As we launch new products and increase our marketing efforts with respect to existing products, we will need to retain and develop our direct sales personnel to build upon their experience, tenure with our products, and their relationships with customers. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to attract, motivate, develop, and retain qualified sales personnel and thereby grow our sales force, we may not be able to maintain or increase our revenues.
Our third-party distributors may not effectively distribute our products.
We depend in part on medical device distributors and strategic relationships for the marketing and selling of our products outside of the United States. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.
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
We are currently conducting clinical trials. We will likely need to conduct additional clinical trials in the future to support new product approvals, or for the approval for new indications for the use of our products. Clinical testing is expensive, and typically takes many years, which carries an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•	the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

•	patients do not enroll in, or enroll at the expected rate, or complete a clinical study;

•	patients or investigators do not comply with study protocols;

•	patients do not return for post-treatment follow-up at the expected rate;

•	patients experience serious or unexpected adverse side effects for a variety of reasons that may or may

•	not be related to our products such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;

•	sites participating in an ongoing clinical study may withdraw, requiring us to engage new sites;

•	difficulties or delays associated with establishing additional clinical sites;

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
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain may be challenged by re-examination, inter partes review, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders.
We also own trade secrets and confidential information that we try to protect by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and other parties. However, such agreements may not be honored or, if breached, we may not have sufficient remedies to protect our confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our employees, consultants or others apply technological information to our projects that they develop independently or others develop, disputes may arise regarding the ownership of proprietary rights to such information, and such disputes may not be resolved in our favor. If we are unable to protect our intellectual property adequately, our business and commercial prospects will likely suffer.
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
Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers, particularly:

•	John McDermott, our Chief Executive Officer and Chairman of our Board of Directors;

•	Robert D. Mitchell, our President; and.

•	Todd Abraham, our Vice President of Operations.
The loss of any of the foregoing individuals would harm our business. Our ability to retain our executive officers and other key employees, and our success in attracting and hiring additional skilled employees, will be critical to our future success.
If our facilities or systems are damaged or destroyed, we may experience delays that could negatively impact our revenues or have other adverse effects.
Our facilities and systems may be affected by natural or man-made disasters. We currently conduct all of our manufacturing, development and management activities at a single location in Irvine, California, near known earthquake fault zones. Our finished goods inventory is split between our Irvine location and our distribution centers in Memphis, Tennessee and Tilburg, The Netherlands. We have taken precautions to safeguard our facilities and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems may be vulnerable to earthquakes, fire, storm, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any particular case and may not continue to be available to use on acceptable terms, or at all.
We are subject to credit risk from our accounts receivable related to our product sales, which include sales within European countries that are currently experiencing economic turmoil.
The majority of our accounts receivable arise from product sales in the United States. However, we also have significant receivable balances from customers within the European Union, Japan, Brazil, and Argentina. Our accounts receivable in the United States are primarily due from public and private hospitals. Our accounts receivable outside of the United States are primarily due from independent distributors, and to a lesser extent, public and private hospitals. Our historical write-offs of accounts receivable have not been significant.
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
Risks Related to Our Financial Condition
We have a history of operating losses and may be required to obtain additional funds to pursue our business strategy.
We have a history of operating losses and may need to seek additional capital in the future. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 24 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for our existing and future products;

•	the revenues generated by our existing and future products;

•	the need for additional capital to fund future development programs;

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing and increased sales and marketing capabilities; and

•	our success in entering into collaborative relationships with other parties.
In addition, we are required to make periodic interest payments to the holders of our senior convertible notes and to make payments of principal upon conversion or maturity. We may also be required to purchase our senior convertible notes from the holders thereof upon the occurrence of a fundamental change involving our company. To finance the foregoing, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all.
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
Changes in the credit environment may adversely affect our business and financial condition.
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
The accounting method for convertible debt securities that may be settled in cash, such as our senior convertible notes, is the subject of recent changes that could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board ("FASB"), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our senior convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our senior convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of such notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the accretion of the discounted carrying value of our senior convertible notes to their face amount over the term of such notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the market price of our common stock.
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The expense and potential unavailability of insurance coverage for our company may have an adverse effect on our financial position and results of operations.
While we currently have insurance for our business, property, directors and officers, and product liability, insurance is increasingly costly and the scope of coverage is narrower, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to cover the amounts outside of or in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant costs associated with loss or damage that could have an adverse effect on our financial position and results of operations. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all. We do not have the financial resources to self-insure, and it is unlikely that we will have these financial resources in the foreseeable future. Our product liability insurance covers our products and business operations, but we may need to increase and expand this coverage commensurate with our expanding business.
Compliance with changing corporate governance and public disclosure regulations may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and new SEC regulations, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested, and intend to continue to invest, in reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
Risks Related to Regulation of Our Industry
Healthcare policy changes, including recent federal legislation to reform the United States healthcare system, may have a material adverse effect on us.
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the United States healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Moreover, as discussed below, recent federal legislation would impose significant new taxes on medical device makers such as us. The adoption of some or all of these proposals, including the recent federal legislation, could have a material adverse effect on our financial position and results of operations.
On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “PPACA”). The total cost imposed on the medical device industry by the PPACA may be up to approximately $20 billion over ten years. The PPACA includes, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. This excise tax will result in a significant increase in the tax burden on our industry, and if any efforts we undertake to offset the excise tax are unsuccessful, the increased tax burden could have an adverse affect on our results of operations and cash flows. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.
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
Our products must comply with regulatory requirements imposed by the FDA in the United States, and similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA Regulations (Title 21 CFR);

•	European Union CE mark requirements;

•	Other international regulatory approval requirements;

•	Medical Device Quality Management System Requirements (21 CFR 820, ISO 13485:2003, IOS 13485:2012, and other similar international regulations);

•	Occupational Safety and Health Administration requirements; and

•	California Department of Health Services requirements.
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
The products we currently market have been cleared or approved by the U.S. FDA and international regulatory authorities for specific treatments and anatomies. We cannot, however, prevent a physician from using our products outside of those cleared/approved indications for use, known as “off-label” use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force to not promote our products for off-label uses. Furthermore, the use of our products for indications other than those cleared/approved by the FDA or international regulatory authorities may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could harm our business and results of operations and cause our stock price to decline.
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
Many states have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers as well as laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Some states mandate implementation of commercial compliance programs to ensure compliance with these laws. We also are subject to foreign fraud and abuse laws, which vary by country. For instance, in the European Union, legislation on inducements offered to physicians and other healthcare workers or hospitals differ from country to country. Breach of the laws relating to such inducements may expose us to the imposition of criminal sanctions.
The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. Further, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.
We may be subject to federal health information privacy and security laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations safeguard the privacy and security of individually-identifiable health information. Certain of our operations may be subject to these requirements. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to “business associates”-independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to enforce HIPAA and seek attorney's fees and costs associated with pursuing federal civil actions.
Risks Related to Our Common Stock and Convertible Notes
We will be obligated to issue additional shares of our common stock to the former stockholders of Nellix as a result of our satisfaction of certain milestones set forth in the merger agreement with Nellix and the other parties thereto, resulting in stock ownership dilution.
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. The maximum aggregate number of shares of our common stock issuable to the Nellix stockholders upon our achievement of both milestones, or upon a change of control of our company prior to our achievement of both milestones, assuming the average per share closing price of our common stock (as determined under the terms of the Nellix merger agreement) at such time is less than or equal to $3.50, is 10.2 million shares.
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
The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of small medical device companies, like ours, has been very unpredictable and may vary in response to:

•	announcements by us or our competitors concerning technological innovations;

•	introductions of new products;

•	FDA and foreign regulatory actions;

•	developments or disputes relating to patents or proprietary rights;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding our common stock;

•	the conversion of some or all of our senior convertible notes and any sales in the public market of shares of our common stock issued upon conversion of such notes;

•	changes in healthcare policy in the U.S. or other countries; and

•	general stock market and economic conditions and other factors unrelated to our operating performance.
These factors may materially and adversely affect the market price of our common stock.
Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they wish at prevailing prices.
The average daily trading volume in our common stock for the twelve months ended December 31, 2013 was approximately 425,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
Some provisions of our charter documents and Delaware law may make takeover attempts difficult, which could depress the price of our stock and inhibit one’s ability to receive a premium price for their shares.
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
We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. Our revolving credit facility contains restrictions prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay dividends, a return on one’s investment may only occur if our stock price rises above the price it was purchased.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
We lease two adjacent facilities aggregating approximately 60,000 square feet in Irvine, California under separate lease agreements. These Irvine leases expire in September and December 2014, and may each be renewed at our option. We also lease an administrative office of approximately 2,400 square feet on a month-to-month basis in Den Bosch, The Netherlands.
During 2013 we entered into a lease for a new facility in Irvine with a commencement date of January 1, 2014 and a term of 15 years. Refer to Note 8 of the Notes to the Consolidated Financial Statements for further discussion of properties.

Item 3.     Legal Proceedings

Refer to Note 8 of the Notes to the Consolidated Financial Statements for discussion of legal proceedings.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$14.65	$11.31
Second Quarter	15.44	13.23
Third Quarter	15.51	11.15
Fourth Quarter	14.66	12.11
Year Ended December 31, 2013
First Quarter	$16.35	$14.37
Second Quarter	15.84	12.60
Third Quarter	17.01	13.82
Fourth Quarter	18.21	16.10

On February 24, 2014, the closing price of our common stock on the NASDAQ Global Select Market was $17.66 per share, and there were 200 holders of record of our common stock.

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2008 through December 31, 2013, with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The comparison assumes $100 was invested on December 31, 2008 in our common stock at the then closing price of $1.20 per share.

Comparison of 5 Year Cumulative Total Return*
Among Endologix, Inc., the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index

$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
2008
2009
2010
2011
2012
2013
Endologix Inc.
NASDAQ Composite-Total Returns
NASDAQ Medical Equipment

*$100 invested on 12/31/2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Dividend Policy
We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Wells Fargo Bank prohibit us from paying cash dividends without their consent.

Item 6. Selected Financial Data
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2013, 2012, and 2011 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$132,257	$105,946	$83,417	$67,251	$52,441
Cost of goods sold	32,750	25,282	18,746	15,030	13,181
Gross profit	99,507	80,664	64,671	52,221	39,260
Operating expenses:
Research and development	16,199	16,571	16,738	8,997	4,454
Clinical and regulatory affairs	8,679	6,343	4,439	2,169	2,115
Marketing and sales	63,588	53,953	44,655	31,869	26,483
General and administrative	21,409	20,266	15,525	13,410	8,550
Contract termination and business acquisition expenses	—	422	1,730	—	—
Settlement costs	—	5,000	—	—	—
Total operating expenses	109,875	102,555	83,087	56,445	41,602
Loss from operations	(10,368)	(21,891)	(18,416)	(4,224)	(2,342)
Total other expense	$(5,710)	$(13,352)	$(10,400)	$(160)	$(71)
Net loss before income tax (expense) benefit	(16,078)	(35,243)	(28,816)	(4,384)	(2,413)
Income tax (expense) benefit	$10	$(531)	$86	$15,037	$(21)
Net income (loss)	$(16,068)	$(35,774)	$(28,730)	$10,653	$(2,434)
Basic net income (loss) per share	(0.26)	(0.60)	(0.51)	0.22	(0.05)
Diluted net income (loss) per share	(0.26)	(0.60)	(0.51)	0.21	(0.05)
Shares used in computing basic net income (loss) per share	62,607	59,811	56,592	48,902	45,194
Shares used in computing diluted net income (loss) per share	62,607	59,811	56,592	50,544	45,194

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents and marketable securities	$126,465	$45,118	$20,035	$38,191	$24,065
Accounts receivable, net	24,972	22,600	15,542	12,212	8,342
Total assets	$256,197	$165,103	$130,255	$134,375	$51,292
Total liabilities	$151,556	$70,629	$53,686	$40,472	$8,412
Accumulated deficit	(216,082)	(200,014)	(164,240)	(135,510)	(146,164)
Total stockholders’ equity	$104,641	$94,474	$76,569	$93,903	$(42,880)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
Our Business
Our corporate headquarters and manufacturing facility is located in Irvine, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), our innovate solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
We sell our products through (i) our direct U.S. and European sales forces and (ii) third-party international distributors and agents in other parts of the world.

See Item 1., "Business," for a discussion of:

•	Company Overview and Mission

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Product Development and Clinical Trials

2013 Overview
2013 was an important year of revenue growth, business expansion, and infrastructure development. We continued to gain market share in the U.S., while also building our direct sales operations in Europe. Combined with good results in other international markets, we achieved 25% annual revenue growth. We also made substantial progress with our new product pipeline, positioning us for product launches in 2014.
Characteristics of Our Revenue and Expenses
Revenue
Revenue is derived from sales of our EVAR and EVAS products (including extensions and accessories) to hospitals upon completion of AAA repair procedure, or from sales to distributors upon title transfer (which is typically at shipment), provided our other revenue recognition criteria have been met.
Cost of Goods Sold
Cost of goods sold includes compensation (including stock-based compensation) and benefits of production personnel and production support personnel. Cost of goods sold also includes depreciation expense for production equipment, production materials and supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.
Research and Development
Research and development expenses consist of compensation (including stock-based compensation) and benefits for research and development personnel, materials and supplies, research and development consultants, outsourced and licensed research and development costs, and allocated facilities-related costs. Our research and development activities primarily relate to the development and testing of new devices and methods to treat aortic disorders.
Clinical and Regulatory
Clinical and regulatory expenses consist of compensation (including stock-based compensation) and benefits for clinical and regulatory personnel, regulatory and clinical payments related to studies, regulatory costs related to registration and approval activities, and allocated facilities-related costs. Our clinical and regulatory activities primarily relate to gaining regulatory approval for the commercialization of our devices.
Marketing and Sales
Marketing and Sales expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force, clinical specialist, internal sales support functions, and marketing personnel. It also includes costs attributable to marketing our products to our customers and prospective customers.
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
•The sales price for our EVAR and EVAS products (including extensions and accessories) is established with our customer;
•Our EVAR and EVAS product has been used by the hospital in an AAA repair procedure, or our distributor has assumed title with no right of return, as applicable; and
•Collection from our customer is reasonably assured at the time of sale.

For sales made to a direct customer (i.e., hospitals), we recognize revenue upon completion of an AAA repair procedure, when our EVAR or EVAS product is implanted in a patient. For sales to distributors, we recognize revenue at the time of title transfer, which is typically at shipment. We do not offer any right of return to our customers, other than honoring our standard warranty.

In the event that we enter into a bill and hold arrangement with our customer, which is uncommon for us, though occurred in 2012 (as discussed in Note 13 to accompanying Consolidated Financial Statements), the following conditions must be met for revenue recognition:

(i)	The risks of ownership must have passed to our customer;

(ii)	The customer must have made a fixed and written commitment to purchase the EVAR or EVAS product;

(iii)	The customer must request that the transaction be on a bill and hold basis;

(iv)	There must be a fixed schedule for delivery of the EVAR or EVAS product. The date for delivery must be reasonable and must be consistent with the customer's business purpose;

(v)	We have no remaining specific performance obligations and our earnings process is complete;

(vi)	Our customer's ordered EVAR or EVAS product must be segregated from our inventory and cannot be used to fulfill other customer orders; and

(vii)	The EVAR or EVAS product must be complete and ready for shipment.

In addition to the above requirements, we also consider other pertinent factors prior to our recognition of revenue for bill and hold arrangements, such as:

(i)	The date by which we expect payment, and whether we have modified our normal billing and credit terms for the customer;

(ii)	Our past experiences with, and pattern of, bill and hold transactions;

(iii)	Whether the customer has the expected risk of loss in the event of a decline in the market value of the EVAR or EVAS product;

(iv)	Whether our custodial risks are insurable and insured; and

(v)
Whether extended procedures are necessary in order to assure that there are no exceptions to the customer's commitment to accept and pay for the EVAR or EVAS product (i.e., that the business reasons for the bill and hold have not introduced a contingency to the customer's commitment).

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
We evaluate the possible impairment for goodwill and intangible assets (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable; or (ii) in the case of goodwill and indefinite lived intangible assets, our annual impairment assessment date of June 30.
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
We use the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, expected risk-free interest rate, and the option's expected life. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant.
A portion of restricted stock vesting is dependent on us achieving certain regulatory and financial milestones. We use significant judgment in estimating the likelihood and timing of achieving these milestones. Each period, we will reassess the likelihood and estimate the timing of reaching these milestones, and will adjust expense accordingly.
Contingent Consideration for Business Acquisition
We determine the fair value of contingently issuable common stock related to the Nellix acquisition using a probability-based income approach and an appropriate discount rate. Changes in the fair value of the contingently issuable common stock are determined each period end and recorded in the other income (expense) section of the Consolidated Statements of Operations and Comprehensive Loss and the current and non-current liabilities section of the Consolidated Balance Sheet. The fair value of the contingent consideration liability could be impacted by changes such as: (i) fluctuations in the price of our common stock, or (ii) the timing of achieving the underlining milestones.
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

Results of Operations
Operations Overview - 2013, 2012, and 2011
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Year Ended December 31,
	2013		2012		2011
Revenue	$132,257	100.0%	$105,946	100.0%	$83,417	100.0%
Cost of goods sold	32,750	24.8%	25,282	23.9%	18,746	22.5%
Gross profit	99,507	75.2%	80,664	76.1%	64,671	77.5%
Operating expenses:
Research and development	16,199	12.2%	16,571	15.6%	16,738	20.1%
Clinical and regulatory affairs	8,679	6.6%	6,343	6.0%	4,439	5.3%
Marketing and sales	63,588	48.1%	53,953	50.9%	44,655	53.5%
General and administrative	21,409	16.2%	20,266	19.1%	15,525	18.6%
Contract termination and business acquisition expenses	—	—%	422	0.4%	1,730	2.1%
Settlement costs	—	—%	5,000	4.7%	—	—%
Total operating expenses	109,875	83.1%	102,555	96.8%	83,087	99.6%
Loss from operations	(10,368)	(7.8)%	(21,891)	(20.7)%	(18,416)	(22.1)%
Total other expense	(5,710)	(4.3)%	(13,352)	(12.6)%	(10,400)	(12.5)%
Net loss before income tax	(16,078)	(12.2)%	(35,243)	(33.3)%	(28,816)	(34.5)%
Income tax (expense) benefit	10	—%	(531)	(0.5)%	86	0.1%
Net loss	$(16,068)	(12.1)%	$(35,774)	(33.8)%	$(28,730)	(34.4)%

Year Ended December 31, 2013 versus December 31, 2012
Revenue

	Year Ended December 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Revenue	$132,257	$105,946	$26,311	24.8%

Our 24.8% revenue increase of $26.3 million over the prior year period resulted from volume increases caused by:

(i) $15.8 million increase in U.S. sales due to the (a) the expansion of our U.S. sales force through the addition of clinical specialists, (b) the continued physician adoption of AFX which was launched in the U.S. in August 2011, and (c) our PEVAR physician training programs;

(ii) $7.7 million increase in Europe due to the expansion of our European sales force (which began direct sales activity in September 2011), and the limited market introduction of our Nellix System in February 2013; and

(iii) $2.8 million increase in ROW sales. ROW sales growth is attributable to a full year of AFX sales in Brazil and Argentina, and increased IntuiTrak orders by our distributor in Japan.
Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Year Ended December 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Cost of goods sold	$32,750	$25,282	$7,468	29.5%
Gross profit	99,507	80,664	18,843	23.4%
Gross margin percentage (gross profit as a percent of revenue)	75.2%	76.1%	(0.9)%
The $7.5 million increase in cost of goods sold was driven by our revenue increase of $26.3 million.

Gross margin for the year ended December 31, 2013 decreased to 75.2% from 76.1% for the twelve months ended December 31, 2013. This decrease is primarily due to our product mix and the greater proportion of our total revenue being derived from international sales, as well as inventory obsolescence charges in 2013, aggregating to $1.6 million.
Operating Expenses

	Year Ended December 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Research and development	$16,199	$16,571	$(372)	(2.2)%
Clinical and regulatory affairs	8,679	6,343	2,336	36.8%
Marketing and sales	63,588	53,953	9,635	17.9%
General and administrative	21,409	20,266	1,143	5.6%
Contract termination and business acquisition expenses	—	422	(422)	(100.0)%
Settlement costs	—	5,000	(5,000)	100.0%
Research and Development. The $0.4 million decrease in research and development expenses was primarily driven by a decrease in Ventana development activities, given the suspended enrollment in the Ventana U.S. IDE clinical trial and the planned limited market introduction of Ventana in Europe, partially offset by a new exclusive license agreement of $0.9 million for the future design of our Nellix System.
Clinical and Regulatory Affairs. The $2.3 million increase in clinical and regulatory affairs was primarily driven by increased personnel, the start-up costs associated with the EVAS Forward clinical studies, our ongoing clinical trials, in addition to an increase in FDA and CE regulatory activities.
Marketing and Sales. The $9.6 million increase in marketing and sales expenses was primarily related to (i) increased variable compensation in the U.S. due to our sales growth of 18%, (ii) costs related to the continued growth and development of our direct sales force and clinical personnel worldwide; and (iii) increased marketing costs to support our business.
General and Administrative. The $1.1 million increase in general and administrative expenses is attributable to (i) additional personnel to support our business growth; (ii) the federal Medical Device Excise Tax (which took effect January 1, 2013); and (iii) increased stock-based compensation expense.

Contract Termination and Business Acquisition Expenses.  Prior period expense of $0.4 million is associated with professional fees incurred as part of the July 2012 acquisition of our Italian distributor's business.  This transaction allowed us to begin selling our products through the acquired Italian sales force, and to directly contract with sub-dealers in Italy.

Settlement Costs.  Settlement costs of $5.0 million in the prior period represents our payment to settle a patent dispute with Cook Incorporated.
Other income (expense), net

	Year Ended December 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(5,710)	$(13,352)	7,642	(57.2)%
Other income (expense), Net. The other expense variance of $7.6 million between the twelve months ended December 31, 2013 and 2012 is primarily related to the fair value adjustment of contingent payment of $8.5 million associated with our acquisition of Nellix (see Note 9). Partially offsetting these fair value adjustments is $1.3 million in other income from a distribution from our former product liability carrier in the first quarter of 2013, and the remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity.

Provision for Income Taxes

	Year Ended December 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$10	$(531)	$541	(101.9)%

For the twelve months ended December 31, 2013, our provision for income taxes was a $10 thousand benefit and our effective tax rate was 0.06% for the year ended December 31, 2013. During the twelve months ended December 31, 2013, we had operating legal entities in the U.S., Italy, New Zealand, and The Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Year Ended December 31, 2012 versus December 31, 2011
Revenue

	Year Ended December 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Revenue	105,946	83,417	22,529	27.0%

Our 27.0% revenue increase of $22.5 million over the prior year period resulted from volume increases caused by:

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

Gross margin for the year ended December 31, 2013 decreased to 76.1% from 77.5% for the twelve months ended December 31, 2011. This decrease is primarily due to (i) a greater proportion of the total revenue being derived from international sales in 2012 (which have an average sales price below the U.S. sales price); (ii) royalty expenses which were not present for the full prior year period; and (iii) a decline in the average value of the Euro relative to the U.S. dollar in 2012 from 2011. These unfavorable gross margin items were partially offset by a greater proportion of our current period revenue derived from direct sales, as opposed to distributor sales, which typically have a higher average sales price.
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
Research and Development. The $0.2 million decrease in research and development expenses was primarily driven by decreasing Ventana development activities, as this device reached the final stages of development and testing. This decrease was partially offset by a $1.0 million purchase in 2012 of an exclusive license to patents covering the polymer used in our Nellix System.
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

Contract Termination and Business Acquisition Expenses.  During 2012 expense of $0.4 million is associated with professional fees incurred as part of the July 2012 acquisition of our Italian distributor's business.  In the prior year period we early terminated a distribution agreement with two former European distributors for aggregate termination fees of $1.7 million.  These actions allowed us to begin selling our products through our direct sales force in most of western Europe, beginning September, 2011, and in Italy, beginning July, 2012.

Settlement Costs.  Settlement costs of $5.0 million in 2012 represents our payment in full to settle a patent dispute with Cook Incorporated.
Other income (expense), net

	Year Ended December 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(13,352)	$(10,400)	(2,952)	28.4%
Other income (expense), Net. The other income variance of between the twelve months ended December 31, 2012 and 2011 is primarily related to the fair value adjustment of contingent payment of $13.7 million associated with our acquisition of Nellix. Partially offsetting these fair value adjustments is the remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity.
Provision for Income Taxes

	Year Ended December 31,
	2012	2011	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$(531)	$86	$(617)	(100.0)%
For the twelve months ended December 31, 2012, our provision for income taxes was $0.5 million and our effective tax rate was 1.5%. During the twelve months ended December 31, 2012, we had operating legal entities in the U.S., Italy, and The Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe). We had a single operating legal entity in the U.S. during 2011 until September 2011, when we formed operating legal entities in The Netherlands to begin direct sales activity in Europe. Accordingly, we have certain minimum tax liabilities attributable to our operations in these countries in 2012 that were not present in 2011.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(in thousands, except financial metrics data)
Cash and cash equivalents	$95,152	$45,118
Marketable securities	$31,313	$—
Accounts receivable, net	$24,972	$22,600
Total current assets	$173,633	$87,567
Total current liabilities	$67,335	$17,194
Working capital surplus (a)	$106,298	$70,373
Current ratio (b)	2.6	5.1
Days sales outstanding ("DSO") (c)	65	71
Inventory turnover (d)	1.7	1.5

(a) total current assets minus total current liabilities as of the corresponding balance sheet date.
(b) total current assets divided by total current liabilities as of the corresponding balance sheet date.
(c) net accounts receivable at period end divided by revenue for the fourth quarter multiplied by 92 days.
(d) cost of goods sold divided by the average inventory balance for the corresponding period.
Operating Activities
Cash provided by operating activities was $1.5 million for the year ended December 31, 2013, as compared to cash used in operating activities of $18.5 million in the prior year period. The increase in cash provided by operating activities is primarily a function of (i) increased collection levels; (ii) the receipt of a $1.3 million "deemed" dividend from our former products liability carrier; (iii) an increase in accrued payroll; offset in part by an increase in inventory expenditures and non-cash foreign exchange unrealized gains as compared to the prior year period.
During the twelve months ended December 31, 2013 and 2012, our cash collections from customers totaled $129.7 million and $98.9 million, respectively, representing 98% and 93% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the twelve months ended December 31, 2013 was $34.2 million and consisted of (i) machinery and equipment purchases for $2.9 million; and (ii) purchases of marketable debt securities of $31.3 million. Cash used in investing activities for the twelve months ended December 31, 2012 was $3.5 million and consisted of (i) machinery and equipment purchases for the production of our EVAR and EVAS product; (ii) expenditures for various information technology enhancements; and (iii) the acquisition of our former Italian distributor's business.
Financing Activities
Cash provided by financing activities was $82.5 million for the twelve months ended December 31, 2013, as compared to cash provided by financing activities of $47.4 million in the prior year period. The $82.5 million of cash provided by financing activities was attributable to our (i) $86.3 million of net proceeds from the public offering that occurred on December 10, 2013 (discussed in Note 6 of the Notes to the Consolidated Financial Statements); (ii) proceeds of $4.9 million from the exercise of stock options; (iii) proceeds of $2.4 million from our sale of stock through our employee stock purchase plan; offset in part by payment of $3.7 million in deferred financing costs; and payment of 7.4 million for the capped call transaction.
June 2012 Equity Raise
Refer to Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the equity raise completed in June 2012.
Credit Arrangements
See Note 6 of the Notes to the Consolidated Financial Statements. We were in compliance with all debt covenants as of December 31, 2013.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Since our customers operate in certain countries such as Greece and Italy, where adverse economic conditions persist, it increases the risk of our inability to collect amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $0.4 million as of December 31, 2013, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the U.S. As of December 31, 2013, these subsidiaries hold an aggregate $7.1 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations	$86,250	$—	$—	$86,250	$—
Interest on debt obligations	9,730	1,968	3,881	3,881	—
Operating lease obligations	36,407	1,010	4,060	4,308	27,029
Total	$132,387	$2,978	$7,941	$94,439	$27,029

Refer to Note 6 of the Notes to the Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8 of the Notes to the Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements.

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate and Market Risk. We have investments in U.S. Government and agency securities, corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $125,106 increase in the fair value of our investments as of December 31, 2013. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are also exposed to market risk for changes in interest rates on the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of December 31, 2013, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

Our Senior Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk. The capped call transactions are derivative instruments that qualify for classification within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting. The settlement amounts for the capped call transactions are each determined based upon the difference between a strike price and a traded price of the Company’s common stock.

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $1.7 million of gains in 2013. During 2013, our primary exposure to foreign currency rates related to our Europe operations.

Item 8.         Financial Statements and Selected Supplementary Data

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2013

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited the accompanying consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endologix, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endologix, Inc’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 3, 2014
Irvine, California

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited Endologix, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Endologix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013, and our report dated March 3, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 3, 2014
Irvine, California

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Endologix, Inc.:

In our opinion, the consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of Endologix, Inc. and its subsidiaries for December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orange County, California
March 6, 2012

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$95,152	$45,118
Marketable securities	31,313	—
Accounts receivable, net of allowance for doubtful accounts of $399 and $472, respectively	24,972	22,600
Other receivables	310	320
Inventories	19,558	18,087
Prepaid expenses and other current assets	2,328	1,442
Total current assets	173,633	87,567
Property and equipment, net	7,338	4,984
Goodwill	29,103	29,022
Intangibles, net	43,096	43,356
Deposits and other assets	3,027	174
Total assets	$256,197	$165,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,265	$6,348
Accrued payroll	11,476	7,825
Accrued expenses and other current liabilities	3,094	3,021
Contingently issuable common stock	46,500	—
Total current liabilities	67,335	17,194
Deferred income taxes	1,135	1,035
Deferred rent	1,585	—
Contingently issuable common stock	14,400	52,400
Convertible notes	67,101	—
Total liabilities	151,556	70,629
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 63,866,392 and 63,068,463 shares issued, respectively. 63,866,392 and 62,573,763 shares outstanding, respectively.	64	63
Additional paid-in capital	321,756	295,338
Accumulated deficit	(216,082)	(200,014)
Treasury stock, at cost, 0 and 494,700 shares, respectively.	—	(661)
Accumulated other comprehensive loss	(1,097)	(252)
Total stockholders’ equity	104,641	94,474
Total liabilities and stockholders’ equity	$256,197	$165,103
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$132,257	$105,946	$83,417
Cost of goods sold	32,750	25,282	18,746
Gross profit	99,507	80,664	64,671
Operating expenses:
Research and development	16,199	16,571	16,738
Clinical and regulatory affairs	8,679	6,343	4,439
Marketing and sales	63,588	53,953	44,655
General and administrative	21,409	20,266	15,525
Contract termination and business acquisition expenses	—	422	1,730
Settlement costs	—	5,000	—
Total operating expenses	109,875	102,555	83,087
Loss from operations	(10,368)	(21,891)	(18,416)
Other income (expense):
Interest income	50	30	23
Interest expense	(321)	(7)	(32)
Gain on sale of equipment	—	—	141
Other income (expense), net	3,061	325	(32)
Change in fair value of contingent consideration related to acquisition	(8,500)	(13,700)	(10,500)
Total other expense	(5,710)	(13,352)	(10,400)
Net loss before income tax (expense) benefit	$(16,078)	$(35,243)	$(28,816)
Income tax (expense) benefit	10	(531)	86
Net loss	$(16,068)	$(35,774)	$(28,730)
Other comprehensive loss (foreign currency translation)	(845)	(222)	(30)
Comprehensive loss	$(16,913)	$(35,996)	$(28,760)

Basic and diluted net loss per share	$(0.26)	$(0.60)	$(0.51)
Shares used in computing basic and diluted net loss per share	62,607	59,811	56,592
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Issued Shares	$0.001 Par Value
Balance at December 31, 2010	56,896	$57	$230,017	$(135,510)	$(661)	$—	$93,902
Exercise of common stock options	1,394	2	5,322	—	—	—	5,324
Employee stock purchase plan	287	—	1,965	—	—	—	1,965
Stock compensation expense	—	—	2,851	—	—	—	2,851
Restricted stock expense	—	—	877	—	—	—	877
Non-employee restricted stock expense	—	—	409	—	—	—	409
Net loss	—	—	—	(28,730)	—	—	(28,730)
Other comprehensive loss	—	—	—	—	—	(30)	(30)
Balance at December 31, 2011	58,577	$59	$241,441	$(164,240)	$(661)	$(30)	$76,569
Exercise of common stock options	1,168	1	4,991	—	—	—	4,992
Employee stock purchase plan	224	—	2,369	—	—	—	2,369
Sale of common stock	3,105	3	40,066	—	—	—	40,069
Stock compensation expense	—	—	3,649	—	—	—	3,649
Issuance of restricted stock	13	—	—	—	—	—	—
Cancellation of restricted stock awards	(18)	—	—	—	—	—	—
Restricted stock expense	—	—	1,906	—	—	—	1,906
Non-employee restricted stock expense	—	—	916	—	—	—	916
Net loss	—	—	—	(35,774)	—	—	(35,774)
Other comprehensive loss	—	—	—	—	—	(222)	(222)
Balance at December 31, 2012	63,069	63	295,338	(200,014)	(661)	(252)	$94,474
Exercise of common stock options	974	1	4,874	—	—	—	4,875
Employee stock purchase plan	216	—	2,444	—	—	—	2,444
Issuance of common stock	48	—	752	—	—	—	752
Treasury stock retired	(495)	—	(661)	—	661	—	—
Stock compensation expense	—	—	4,627	—	—	—	4,627
Issuance of restricted stock	54	—	—	—	—	—	—
Restricted stock expense	—	—	2,476	—	—	—	2,476
Non-employee restricted stock expense	—	—	819	—	—	—	819
Equity conversion option	—	—	19,324		—	—	19,324
Debt issuance costs allocated to equity	—	—	(819)	—	—	—	(819)
Capped call	—	—	(7,418)	—	—	—	(7,418)
Net loss	—	—	—	(16,068)	—	—	(16,068)
Other comprehensive loss	—	—	—			(845)	(845)
Balance at December 31, 2013	63,866	64	321,756	(216,082)	—	(1,097)	$104,641
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(16,068)	$(35,774)	$(28,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	204	325	62
Depreciation and amortization	2,351	2,183	2,729
Stock-based compensation	7,922	6,471	4,136
Change in fair value of contingent consideration related to acquisition	8,500	13,700	10,500
Common stock issued for business development	752	—	—
Accretion of interest on convertible note	175	—	—
Amortization of deferred financing costs	21	—	—
Gain on sale of equipment	—	—	(141)
Non-cash foreign exchange gain	(1,731)	—	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,440)	(8,319)	(3,392)
Inventories	(1,046)	12	(9,801)
Prepaid expenses and other current assets	(769)	(408)	(153)
Accounts payable	(196)	199	700
Accrued payroll	3,546	1,255	1,597
Accrued expenses and other current liabilities	273	1,827	111
Net cash provided by (used in) operating activities	$1,494	$(18,529)	$(22,382)
Cash flows from investing activities:
Purchases of marketable securities	(31,313)	—	—
Purchases of property and equipment	(2,862)	(2,238)	(3,033)
Purchases of patent license	—	(100)	—
Business acquisition	—	(1,156)	—
Net cash used in investing activities	(34,175)	(3,494)	(3,033)
Cash flows from financing activities:
Deferred financing costs	(3,657)	—	—
Proceeds from sale of common stock under secondary offering, net of expenses	—	40,069	—
Proceeds from sale of common stock under employee stock purchase plan	2,444	2,369	1,965
Proceeds from exercise of stock options	4,875	4,992	5,324
Funding of restricted cash account	5,395	—	—
Release of restricted cash account	(5,395)	—	—
Proceeds from convertible debt	86,250	—	—
Purchase of capped call	(7,418)	$—	$—
Net cash provided by financing activities	$82,494	$47,430	$7,289
Effect of exchange rate changes on cash and cash equivalents	221	(324)	(30)
Net increase (decrease) in cash and cash equivalents	50,034	25,083	(18,156)
Cash and cash equivalents, beginning of year	45,118	$20,035	$38,191
Cash and cash equivalents, end of year	$95,152	$45,118	$20,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$10	$32
Cash paid for income taxes	171	16	24
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$1,485	$—	$—
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Endologix AFX Endovascular AAA System (“AFX”), the VELA Proximal Endograft (“VELA”) and the Endologix Intuitrak Endovascular AAA System (“Intuitrak”). The Company's current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors, provide the sole source of the Company's reported revenue.
The Company's EVAR products consist of (i) a cobalt chromium alloy stent covered by polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (“Stent Graft”) and (ii) an accompanying delivery system. Once fixed in its proper position within the abdominal aorta, the Company's EVAR device provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.
The Company's EVAS product consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. The Company's EVAS product seals the entire aneurysm sac effectively excluding the aneurysm sac reducing the likelihood of future aneurysm rupture. Additionally, it has the potential to reduce post procedural re-interventions.

(b) Basis of Presentation

The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For years ended December 31, 2013, 2012, and 2011 there were no related party transactions.

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the year ended December 31, 2013, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
The following critical accounting policies and estimates were used in the preparation of the accompanying Consolidated Financial Statements:
(i) Cash and Cash Equivalents
We consider all highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the time of purchase to be cash equivalents. The cost of these investments approximates their fair value.
(ii) Marketable securities

At December 31, 2013, the Company’s investments included short-term and long-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Discounts or premiums discounts are amortized to interest income using the interest method. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining maturity of marketable securities at December 31, 2013 is approximately 6 months.

Management reviewed the Company’s investments as of December 31, 2013 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity.
(iii) Accounts Receivable
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
(iv) Inventories
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
(v) Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Useful Life
Office furniture	Seven years
Computer hardware	Three years
Computer software	Three to eight years
Production equipment and molds	Three to seven years
Leasehold improvements	Shorter of expected useful life or remaining term of lease
Upon sale or disposition of property and equipment, any gain or loss is included in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Property and equipment are tested for impairment only when impairment indicators are present.
(vi) Goodwill and Intangible Assets
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
The Company most recently completed its annual test for impairment of goodwill as of June 30, 2013, with no resulting impairment, as its market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
Intangible assets with finite lives are tested for impairment only when impairment indicators are present.
(vii) Fair Value Measurements
In determining the fair value of its assets and liabilities, the Company uses various valuation approaches. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

The Company’s held-to-maturity securities, which are fixed income investments, are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These held-to-maturity securities are recorded at amortized cost and are therefore not included in the Company’s market value measurement disclosure. Money market funds, which are cash and cash equivalents, are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1. The recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
(viii) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of this contingently issuable common stock are determined at each period end and are recorded in the other income (expense) section of the accompanying Consolidated Statements of Operations and Comprehensive Loss, and the current and non-current liabilities section of the accompanying Consolidated Balance Sheet.
(ix) Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:

•     Appropriate evidence of a binding arrangement exists with the customer;

•	The sales price for the EVAR or EVAS product (including device extensions and accessories) is established with the customer;

•	The EVAR or EVAS product has been used by the hospital in an EVAR procedure, or the distributor has assumed title with no right of return; and
•     Collection of the corresponding receivable from the customer is reasonably assured at the time of sale.
For sales made to hospitals, the Company recognizes revenue upon completion of an EVAR or EVAS procedure, when the EVAR or EVAS products are implanted in a patient. For sales made to distributors, the Company recognizes revenue when title passes, which is typically at the time of shipment, as this represents the period that the customer has assumed custody of the EVAR or EVAS product, without right of return, and assumed risk of loss.
The Company does not offer rights of return, other than honoring a standard warranty.
In the event that the Company enters into a bill and hold arrangement with its customer, which is uncommon, though occurred in 2012, the following conditions must be met for revenue recognition:

(i)	The risks of ownership must have passed to the customer;

(ii)	The customer must have made a fixed and written commitment to purchase the EVAR or EVAS product;

(iii)	The customer must request that the transaction be on a bill and hold basis;

(iv)	There must be a fixed schedule for delivery of the EVAR or EVAS product. The date for delivery must be reasonable and must be consistent with the customer's business purpose;

(v)	The Company must have no remaining specific performance obligations and its earnings process must be complete;

(vi)	The customer's ordered EVAR or EVAS product must be segregated from the Company's inventory and cannot be used to fulfill other customer orders; and

(vii)	The EVAR or EVAS products must be complete and ready for shipment.
In addition to the above requirements, the Company also considers other pertinent factors prior to its recognition of revenue for bill and hold arrangements, such as:

(i)	The date by which payment is expected from the customer, and whether the Company has modified its normal billing and credit terms for the customer;

(ii)	The Company's past experiences with, and pattern of, bill and hold transactions;

(iii)	Whether the customer has the expected risk of loss in the event of a decline in the market value of the EVAR or EVAS product;

(iv)	Whether the Company's custodial risks are insurable and insured; and

(v)
Whether extended procedures are necessary in order to assure that there are no exceptions to the customer's commitment to accept and pay for the EVAR or EVAS product (i.e., that the business reasons for the bill and hold have not introduced a contingency to the customer's commitment).

(x) Shipping Costs
Shipping costs billed to customers are reported within revenue, with the corresponding costs reported within costs of goods sold.
(xi) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive loss and into net loss during the years ended December 31, 2013, 2012, and 2011. The only activity in the accumulated other comprehensive loss was related to foreign currency translation.
(xii) Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. The Company has recorded a valuation allowance to substantially reduce its net deferred tax assets, because the Company believes that, based upon a number of factors, it is more likely than not that substantially all the deferred tax assets will not be realized. If the Company were to determine that it would be able to realize additional deferred tax assets in the future, an adjustment to the valuation allowance on its deferred tax assets would increase net income in the period such determination was made. In the event that the Company were assessed interest and/or penalties from taxing authorities, such amounts would be included in "income tax expense" within the Consolidated Statements of Operations and Comprehensive Loss in the period the notice was received.
(xiii) Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2013, 2012, and 2011, options to purchase the common stock, restricted stock awards, and restricted stock units of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
(xiv) Research and Development Costs
Research and development costs are expensed as incurred.
(xv) Product Warranty

Within six months of shipment, certain customers may request replacement of products they receive that do not meet product specifications; no other warranties are offered. The Company contractually disclaims responsibility for any damages associated with physician's use of its EVAR or EVAS product. Historically, the Company has not experienced a significant amount of costs associated with its warranty policy.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012
Production equipment, molds, and office furniture	$8,033	$7,256
Computer hardware and software	3,290	2,265
Leasehold improvements	3,058	2,819
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	2,594	556
Property and equipment, at cost	16,975	12,896
Accumulated depreciation	(9,637)	(7,912)
Property and equipment, net	$7,338	$4,984

Depreciation expense for property and equipment for the years ended December 31, 2013, 2012, and 2011 was $2.1 million, $1.5 million, and $1.3 million, respectively.

(b) Inventories

Inventories consisted of the following:

	December 31,
	2013	2012
Raw materials	$3,793	$3,901
Work-in-process	4,539	5,102
Finished goods	11,226	9,084
Inventories	$19,558	$18,087

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	December 31,
	2013	2012
Goodwill (1) (3)	$29,103	$29,022

Intangible assets:
Indefinite lived intangibles
In-process research and development (2)	$—	$40,100
Trademarks and trade names	2,708	2,708
Total indefinite lived intangibles	$2,708	$42,808

Finite lived intangibles
Developed technology (2)	$40,100	$—
Accumulated amortization	(48)	—
Developed technology, net	$40,052	$—

Patent	$100	$100
Accumulated amortization	(95)	(75)
Patent, net	$5	$25

License	$100	$100
Accumulated amortization	(41)	(12)
License, net	$59	$88

Customer relationships	$544	$522
Accumulated amortization	(272)	(87)
Customer relationships, net	$272	$435

Intangible assets (excluding goodwill), net	$43,096	$43,356
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
(3) $2.0 million of goodwill is related to a 2012 acquisition.
Amortization expense for intangible assets for the years ended December 31, 2013, 2012, and 2011 was $0.3 million, $0.7 million, and $1.4 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

Amortization Expense
2014	$436
2015	641
2016	953
2017	2,251
2018	3,867
2019 and thereafter	32,240
Total	40,388

(d) Marketable securities

Investments in held-to-maturity marketable securities, which all mature during 2014, consist of the following at December 31, 2013:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate and other debt securities	$31,313	$3	$(3)	$31,313

At December 31, 2013, the Company’s investments included 7 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $3 thousand and a total fair market value of approximately $15.2 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 1 month. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for year ended December 31, 2013.

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Cash and cash equivalents	$45,118	$—	$—	$45,118
Contingently issuable common stock			52,400	52,400
At December 31, 2013
Cash and cash equivalents	$95,152	$—	$—	$95,152
Contingently issuable common stock	—	—	60,900	60,900

There were no remeasurements to fair value during the years ended December 31, 2013 and 2012 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the years ended December 31, 2013 and 2012.

(f) Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $84.9 million as of December 31, 2013.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of certain marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

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
The maximum number of shares of the Company's common stock available for issuance under the 2006 Plan is 11.0 million shares. As of December 31, 2013, 2.2 million shares were available for grant. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares.

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

Employee Stock Purchase Plan

Under the terms of the Company's 2006 Employee Stock Purchase Plan (the "ESPP"), eligible employees can purchase common stock through payroll deductions. As of December 31, 2013, 0.4 million shares were available for grant. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount.  The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.

The table below summarizes the stock-based compensation recognized, common stock shares purchased by Company employees, and the average purchase price per share as part of the ESPP program during the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$750	$759	$733
Common stock shares purchased by Company employees	216	224	287
Average purchase price per share	$11.48	$10.59	$6.84

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

Stock-Based Compensation Expense Summary

The Company classifies related compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses for years ended December 31, 2013, 2012, and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Cost of goods sold	$680	$597	$209
Operating expenses:
Research and development	486	1,336	753
Clinical and regulatory affairs	1,169	320	113
Marketing and sales	3,117	1,558	1,097
General and administrative	2,470	2,641	1,740
Total operating expenses	$7,242	$5,855	$3,703

Total	$7,922	$6,452	$3,912

In addition, the Company had $0.4 million, $0.2 million, and $0.2 million of stock-based compensation capitalized in inventory as of December 31, 2013, 2012, and 2011, respectively.

Employee stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. The Company estimates forfeitures at the time of grant and prospectively revised if actual forfeitures differ from those estimates. The Company estimates forfeitures of stock options using the historical exercise behavior of its employees. For purposes of this estimate, the Company has applied an estimated forfeiture rate of 15% for the year ended December 31, 2013 and 30% for years ended 2012 and 2011.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2013	2012	2011
Average expected option life (in years) (a)	5.6	6.0	6.0
Volatility (b)	54.0%	55.8%	56.6%
Risk-free interest rate (c)	1.7%	1.0%	2.0%
Dividend Yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$7.41	$6.90	$4.55

(a) Determined by the historical stock option exercise behavior of the Company's employees (maximum term is 10 years).
(b) Measured using weekly price observations for a period equal to stock options' expected term.
(c) Based upon the U.S. Treasury yields in effect (for a period equaling the stock options' expected term).
(d) The Company has never paid cash dividends on its common stock and does not expect to declare any cash dividends.
  Stock Option Activity
Stock option activity during the years ended December 31, 2013 and 2012 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value
Outstanding — January 1, 2013	4,956,730	$6.21
Granted	669,246	14.56
Exercised	(973,587)	5.01		(a)	$11,015
Forfeited	(281,563)	8.57
Expired	—	—
Outstanding — December 31, 2013	4,370,826	$7.60	6.5	(b)	$43,010
Vested and Expected to Vest — December 31, 2013	3,937,545	$7.06	6.3	(b)	$40,875
Vested — December 31, 2013	2,329,889	$5.13	5.3	(b)	$28,690

(a) Represents the total difference between the Company's stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(b) Represents the total difference between the Company's closing stock price on the last trading day of 2013 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2013. The amount of intrinsic value will change based on the fair market value of the Company's stock.
As of December 31, 2013 there was $5.8 million of total unrecognized compensation expense related to granted, but unvested stock options, which are expected to be recognized over a weighted average period of 2.0 years.
The following table summarizes information regarding outstanding stock option grants as of December 31, 2013:

			Outstanding			Exercisable
Range of Exercise Prices			Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.64	—	$3.67	1,102,082	4.4	$2.87	1,101,874	$2.87
$3.68	—	$5.71	1,106,288	5.7	4.47	558,692	4.32
$5.72	—	$7.75	323,597	5.9	6.63	166,732	6.23
$7.76	—	$9.79	444,541	7.4	8.55	258,956	8.43
$9.80	—	$11.83	248,332	7.8	11.02	94,614	11.18
$11.84	—	$13.87	308,689	8.8	13.19	56,212	13.11
$13.88	—	$15.91	708,954	8.9	14.45	92,809	14.53
$15.92	—	$17.86	128,343	9.5	16.42	—	—
$1.64	—	$17.86	4,370,826	6.5	7.60	2,329,889	5.13
Non-employees - Stock Options
As of December 31, 2013, 2012, and 2011, a total of 40,000, 40,000, and 40,000 non-employee stock options, respectively, were outstanding and fully vested.
Restricted Stock Award Activity
The following table summarizes activity and related information for the Company's restricted stock awards:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date	Grant Date Fair Value	Vest Date Fair Value*
Unvested as of January 1, 2013	944,845
Granted	129,155	$14.60	$1,885
Canceled	(72,360)
Vested	(54,046)			$788
Unvested as of December 31, 2013	947,594

*Represents the Company's stock price on the vesting date multiplied by the number of vested shares.

The Company recognized restricted stock expense of $2.5 million, $2.8 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, there was $4.0 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 1.4 years.

Non-employee Restricted Stock
During the years ended December 31, 2013, 2012, and 2011, $0.8 million, $0.9 million, and $0.4 million, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee restricted stock. During the years ended December 31, 2013 and 2012, the Company did not grant any restricted stock to non-employees.
As of December 31, 2013, 2012, and 2011, a total of 135,000, 135,000, and 169,000 shares of unvested restricted stock, respectively, issued to non-employees were outstanding.

5. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Net loss	$(16,068)	$(35,774)	$(28,730)
Shares used in computing basic and diluted net loss per share	62,607	59,811	56,592
Basic and diluted net loss per share	$(0.26)	$(0.60)	$(0.51)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Common stock options	2,374	2,698	3,127
Restricted stock awards	403	405	640
Restricted stock units	234	492	—
Total	3,011	3,595	3,767

As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Notes”) in an underwritten public offering. Upon any conversion the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of diluted loss per share because the net loss for the year ended December 31, 2013 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Year Ended December 31,
	2013	2012	2011
Conversion of the Notes	3,588	—	—

The effect of the contingently issuable common stock is excluded from the calculation of basic loss per share until all necessary conditions for issuance have been satisfied. Refer to Note 9 of the Notes to the Consolidated Financial Statements for further discussion.
6. Credit Facilities

2.25% Convertible Senior Notes

On December 10, 2013, the Company issued $86.3 million aggregate principal amount 2.25% Convertible Senior Notes (the “Notes”) The Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds from the sale of the Notes of approximately $82.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the Notes on June 15 and December 15 of each year, beginning June 15, 2014.

The Notes are governed by the terms of a base indenture (the “Base Indenture”), as supplemented by the first supplemental indenture relating to the Notes (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), between the Company and Wells Fargo Bank, National Association (the “Trustee”), each of which were entered into on December 10, 2013.

The Notes are senior unsecured obligations and are: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

The Company may not redeem the Notes prior to December 15, 2016. On or after December 15, 2016, the Company may redeem for cash all or any portion of the Notes, at its option, but only if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the second trading day immediately preceding the date on which the Company provides notice of redemption, exceeds 130% of the conversion price on each applicable trading day. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Notes in effect on each applicable trading day; (2) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls all or any portion of the notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date, or (4) upon the occurrence of specified corporate events. On or after September 15, 2018 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their Notes for conversion at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will at its election pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

The initial conversion rate will be 41.6051 shares of the Company’s common stock for each $1,000 principal amount of Notes, which represents an initial conversion price of approximately $24.04 per share. Following certain corporate transactions that occur on or prior to the stated maturity date or the Company’s delivery of a notice of redemption, the Company will increase the conversion rate for a holder that elects to convert its Notes in connection with such a corporate transaction.

If a fundamental change (as defined in the Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their Notes at a fundamental change purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.
The Indenture contains customary terms and covenants and events of default with respect to the Notes. If an event of default, (as defined in the Indenture), occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the principal amount of the Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to us, the principal amount of the Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.

The Company was not required to separate the conversion option in the Notes under ASC 815, Derivatives and Hedging, and has the ability to settle the Notes in cash, common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, the Company accounted for the Notes by allocating the issuance proceeds between the liability and the equity component. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the Notes, and $0.8 million attributable to the equity component was recorded a a reduction to additional paid-in-capital in stockholders’ equity.

For the year ended December 31, 2013, total interest expense related to the outstanding principal balance of the Notes was $0.3 million of which $0.2 million related to accretion of debt discount, $0.1 million related to contractual coupon interest expense, and $21 thousand related to the amortization of debt issuance costs at the effective interest rate of 9.0%. As of December 31, 2013, the Company had outstanding borrowings of $67.1 million, and deferred financing costs of $2.9 million, related to the Notes. There are no principal payments due during the term.

Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

Capped Call Transactions

On December 10, 2013 in connection with the pricing of the Notes and the exercise in full of their overallotment option by the underwriters, the Company entered into privately-negotiated capped call transactions (the “Capped Call Transactions”) with Bank of America, N.A., an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Capped Call Transactions initial conversion rate and number of options substantially corresponds to each $1,000 principal amount of Notes. The Company used approximately $7.4 million of the net proceeds from the Notes offering to pay for the cost of the Capped Call Transactions.

The Capped Call Transactions are separate transactions entered into by the Company with Bank of America, N.A., are not part of the terms of the Notes and will not change the holders’ rights under the Notes. The Capped Call Transactions have anti-dilution adjustments substantially similar to those applicable to the Notes. The Capped Call Transactions are derivative instruments that qualify for classification within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset potential cash payments that the Company is required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the $24.04 conversion price of the Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the initial cap price of $29.02, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions.

The Company will not be required to make any cash payments to Bank of America, N.A. or any of its affiliates upon the exercise of the options that are a part of the Capped Call Transactions, but will be entitled to receive from Bank of America, N.A. (or an affiliate thereof) a number of shares of the Company’s common stock and/or an amount of cash generally based on the amount by which the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions during the relevant valuation period under the Capped Call Transactions. However, if the market price of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions during such valuation period under the Capped Call Transactions, the number of shares of common stock and/or the amount of cash the Company expects to receive upon exercise of the Capped Call Transactions will be capped based on the amount by which the cap price exceeds the strike price of the Capped Call Transactions.

For any conversions of Notes prior to the close of business on the 55th scheduled trading day immediately preceding the stated maturity date of the Notes, including without limitation upon an acquisition of the Company or similar business combination, a corresponding portion of the Capped Call Transactions will be terminated. Upon such termination, the portion of the Capped Call Transactions being terminated will be settled at fair value (subject to certain limitations), as determined by Bank of America, N.A., in its capacity as calculation agent under the Capped Call Transactions, which the Company expects to receive from Bank of America, N.A., and no payments will be due Bank of America, N.A. The capped call expires on December 13, 2018.

Wells-Fargo line of credit

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on December 3, 2013, whereby the Company may borrow up to $20 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2014. A sub-feature in the line of credit allows for the issuance of up to $6 million in letters of credit. As of December 31, 2013, the Company issued a total of $5.4 million in letters of credit under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.0%, which is payable on a monthly basis. The Wells Credit Facility carried a 0.2% unused commitment fee though May 19, 2012, when this fee was eliminated. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $9.0 million for the six months ended June 30, 2013; $13.0 million for the nine months ended September 30, 2013; $14.5 million for the year ended December 31, 2013; $1.5 million for the three months ending March 31, 2014; and a minimum adjusted pre-tax profit of at least One Dollar thereafter (the "Net Loss Covenant").  The Wells Credit Facility also included a negative covenant limiting 2013 capital expenditures to an aggregate $6.0 million and 2014 capital expenditures to an aggregate $9.0 million. The Company was in compliance with the financial covenants as of and for the year ended December 31, 2013.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. No borrowings were outstanding at December 31, 2013.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Year Ended December 31,
	2013		2012		2011
United States	$102,937	77.8%	$87,092	82.2%	$71,695	85.9%

Europe	$16,101	12.2%	$8,404	7.9%	$4,178	5.0%

Rest of World ("ROW"):
Latin America	$6,118	4.6%	$4,859	4.6%	$4,395	5.3%
Asia/Pacific	7,062	5.3%	5,591	5.3%	3,149	3.8%
Canada	$39	—%	$—	—%	$—	—%
Total ROW	$13,219	10.0%	$10,450	9.9%	$7,544	9.0%

Revenue	$132,257	100.0%	$105,946	100.0%	$83,417	100.0%

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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of December 31, 2013:

2014	$1,010
2015	2,000
2016	2,060
2017	2,122
2018	2,186
2019 and thereafter	27,029
Total	$36,407

Facilities rent expense in 2013, 2012 and 2011 was $0.6 million, 0.6 million, and $0.8 million, respectively.

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

The terms of this lease agreement provide for $6.8 million of landlord-funded improvements (and certain other allowances) to this facility, in order to best suit the Company's requirements. In June 2013, the Company had Wells-Fargo issue the landlord two letters of credit in the aggregate amount of $5.4 million under its Wells Credit Facility, representing financial collateral while these facility improvements are completed. The Company placed the same amount in a restricted cash account with Wells-Fargo, in order to fully support these issued, but undrawn, letters of credit. In July 2013, this restricted cash account was fully released under the July 26, 2013 amendment to the Wells-Fargo Credit Facility.
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

On February 1, 2014, the Company entered into new employment agreements with certain of its executive officers under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, death or disability or termination by the employee for good reason (collectively, an “Involuntary Termination”) prior to, upon or following a change in control of the Company. The severance payment will generally be in a range of six to eighteen months of the employee’s then current salary for an Involuntary Termination prior to a change in control of the Company, and will generally be in a range of eighteen to twenty-four months of the employee’s then current salary for an Involuntary Termination upon or following a change in control of the Company.
(c) Legal Matters
We are from time to time involved in various claims and legal proceedings of a nature we believe are normal and incidental to a medical device business. These matters may include product liability, intellectual property, employment, and other general claims. Such cases and claims may raise complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.

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
LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against us in the U.S. District Court, District of Delaware, alleging that certain of our products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for sale of our products and injunctive relief. We do not believe that we infringe on any of these patents and we intend to vigorously defend against this matter. As of December 31, 2013 we have filed a motion to transfer the case from Delaware to California. The motion remains pending and we cannot predict when, or on what basis, this matter will be resolved. We do believe, however, that the outcome will not have a material adverse effect on our financial position, results of operations, or cash flow. However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with LifePort, which could result in a liability. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.

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
As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. At December 31, 2013, the Company's stock price closed at $17.44 per share. Thus, had the Nellix Milestones been achieved on December 31, 2013, the Contingent Payment would have comprised 3.5 million shares, representing a value of $61.0 million.
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
The per share price of the Company's common stock increased by $3.20, or 22%, between December 31, 2012 and December 31, 2013. This increase in the value of the Company's common stock was the primary driver affecting the increase in the fair value of the Contingent Payment for the year ended December 31, 2013.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized within "other income (expense)" in the Consolidated Statements of Operations and Comprehensive Loss.

Fair Value of Contingently Issuable Common Stock
December 31, 2012	$52,400
Fair value adjustment of Contingent Payment for year ended December 31, 2013	8,500
December 31, 2013	$60,900

As of December 31, 2013, $46.5 million was presented in current liabilities due to the expected achievement of one of the Nellix Milestones in the second half of 2014.

10. Income Tax Expense

Net loss before income tax benefit attributable to U.S. and international operations, consists of the following:

	Year Ended December 31,
	2013	2012	2011
U.S.	$(4,123)	$(22,270)	$(26,062)
Foreign	(11,955)	(12,973)	(2,754)
Net income (loss) before income tax	$(16,078)	$(35,243)	$(28,816)

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$51	$30	$(148)
State	138	176	27
Foreign	(300)	319	35
Total current	$(111)	$525	$(86)
Deferred:
Federal	$(116)	$—	$—
State	(16)	—	—
Foreign	233	6	—
Total deferred	$101	$6	$—
Total:
Federal	$(65)	$30	$(148)
State	$122	$176	$27
Foreign	$(67)	$325	$35
Income tax expense (benefit)	$(10)	$531	$(86)
Income tax expense (benefit) was computed by applying the U.S. federal statutory rate of 34% to net income (loss) before taxes as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax benefit at federal statutory rate	$(5,467)	$(11,983)	$(9,797)
State income tax expenses net of federal benefit	73	116	18
Meals and entertainment	298	210	264
Research and development credits	—	—	(342)
Stock-based compensation	546	382	421
Contingent consideration	2,890	4,658	3,570
Foreign tax rate differential	656	4,736	1,025
Net change in valuation allowance	2,417	2,244	4,097
Return to provision true-up	(1,347)	—	—
Other, net	(76)	168	658
Income tax expense (benefit)	$(10)	$531	$(86)

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$53,247	$54,389
Accrued expenses	846	711
Tax credits	8,590	8,400
Bad debt	131	183
Inventory	597	578
Capitalized research and development	3,740	—
Deferred compensation	3,043	2,364
Deferred tax assets	70,194	66,625
Valuation allowance	(49,793)	(50,866)
Total deferred tax assets	20,401	15,759
Deferred tax liabilities:
Developed technology and trademark	(14,997)	(15,575)
Trademarks and tradenames	(1,012)	(1,029)
Depreciation and amortization	(1,034)	(101)
Convertible debt	(4,116)	—
Other	(377)	(89)
Total deferred tax liabilities	(21,536)	(16,794)
Net deferred tax liability	(1,135)	(1,035)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintains a valuation allowance of $(49.8) million against a substantial portion of its deferred tax assets as of December 31, 2013. For the year ended December 31, 2013, the total change in valuation allowance was $1.1 million, of which $2.4 million was recorded as a tax expense through the income statement. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $142.0 million and $109.0 million, respectively.
Federal and state net operating loss carryforwards begin expiring in 2013 and will continue to expire through 2033. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development credits for federal and state income tax purposes of approximately $4.3 million and $4.1 million, respectively, which will begin to expire in 2020. The California research and development credits do not expire.
The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized under GAAP. Those deferred tax assets include federal and state net operating losses. The Company utilizes the with-and-without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits of $7.3 million related to stock based compensation are the last to be realized.
In general, an "ownership change" results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders' subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company intends to complete a study in the future to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Year Ended December 31, 2013
Balance at January 1, 2013	$152
Additions for tax positions related to prior periods	4
Decreases related to prior year tax positions	(126)
Lapse of statute of limitations	—
Balance at December 31, 2013	$30
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the years ended December 31, 2013 and December 31, 2012, the amounts accrued or the payment of interest and penalties were not material.
The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $0. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, net operating losses and unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.
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

These two transactions resulted in gross proceeds to the Company of $40.3 million (net of $0.1 million withheld by Piper to cover their applicable legal fees). The Company's direct costs to complete this transaction, substantially consisting of legal fees and accounting fees, totaled $0.2 million and are reflected as a reduction of "additional paid-in capital" in the accompanying Consolidated Balance Sheets as of December 31, 2013.

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

Since July 2, 2012, the results of operations of the former GVT business, since renamed Endologix Italia S.r.l., have been included in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Direct Costs of the GVT Acquisition

The Company's direct costs of the GVT Acquisition included legal and accounting fees of $0.4 million. Such amount is included in "contract termination and business acquisition expenses" within the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2012.

GVT Business Purchase Price Allocation

The GVT business purchase price of $2.4 million was allocated based on the below fair value estimates of the acquired assets and liabilities:

Customer relationships	$500
Total identifiable net assets	$500
Goodwill	1,867
Total purchase price allocation	$2,367

Amortization of the customer relationships intangible asset began in July 2012 and such expense of $0.3 million and $0.1 million is included in "general and administrative" expense within the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012, respectively. Amortization of the customer relationship intangible asset will continue to be recorded over its estimated period of benefit. To estimate fair value of the customer relationships, the Company used the “income approach” which is a valuation technique that converts future expected net cash flows to be derived from this asset into a single, present-valued amount.

Goodwill

Goodwill presented above of $1.9 million represents the difference of the GVT business purchase price of $2.4 million minus the net identifiable intangible asset acquired. This goodwill value has been recorded in Euros by the Company's wholly-owned Italian subsidiary, and will thus be subject to foreign currency translation adjustments at each balance sheet date.

13. Quarterly Results of Operations (Unaudited)

Three Months Ended:	Revenue	Gross Profit	Operating expenses	Net loss	Basic loss per share	Diluted loss per share
December 31, 2013	$35,249	$26,077	$27,217	$(3,412)	$(0.05)	$(0.05)
September 30, 2013	33,260	25,898	28,116	(8,990)	(0.14)	(0.14)
June 30, 2013	33,964	25,004	27,524	5,670	0.09	0.09
March 31, 2013	29,784	22,528	27,018	(9,335)	(0.16)	(0.16)
Three Months Ended:
December 31, 2012 (a)	$29,222	$22,064	$27,761	$(6,518)	$(0.10)	$(0.10)
September 30, 2012	26,696	20,252	27,185	(5,857)	(0.10)	(0.10)
June 30, 2012	25,509	19,232	24,819	(6,696)	(0.11)	(0.11)
March 31, 2012	24,519	19,116	22,790	(16,703)	(0.29)	(0.29)

(a) Includes $0.6 million of operating expenses which was recorded to the Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2012. This amount represents a cumulative correction of prior period errors which relate to the recognition of stock-based compensation, though is not material to any previously reported prior period.

Included in 2012 revenue for Asia/Pacific is $5.6 million of sales of IntuiTrak systems that were not shipped to the Company's distributor in Japan until January 2013 (i.e., representing 2012 “bill and hold” transactions).  Due to applicable medical device regulations in Japan, these IntuiTrak systems could not pass Japanese customs until related Shonin approval was received - which ultimately occurred in late December 2012 (the distributor was solely responsible and bore all the risk for obtaining such approval).  These IntuiTrak systems were subsequently shipped in full to Japan in January 2013. The Company determined that applicable revenue recognition criteria were achieved in the corresponding quarter that the distributor's written order was fulfilled, physically segregated (at the distributor's request), and ready for shipment (at which time full title and risk of loss passed to the distributor, who had no right of return).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A        CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our management's assessment, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of such date, were effective.
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

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2014.

Item 11.	Executive Compensation

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2014.

Item 14.	Principal Accountant Fees and Services

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:

Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders' Equity for the years ended 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

Notes to the Consolidated Financial Statements

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011. All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012, and 2011

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Additions to Bad Debt Expense or Deferred Tax Asset	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended December 31, 2013
Allowance for doubtful accounts	$472	$204	$—	$(277)	$399
Year ended December 31, 2012
Allowance for doubtful accounts	$161	$325	$—	$(14)	$472
Year ended December 31, 2011
Allowance for doubtful accounts	$118	$62	$—	$(19)	$161

(1)	Deductions represent the actual write-off of accounts receivable balances.

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

Exhibit Number		Exhibit Description
2.1
Agreement and Plan of Merger and Reorganization, dated October 27, 2010, by and among Endologix, Inc., Nepal Acquisition Corporation, Nellix, Inc., certain of Nellix, Inc.’s stockholders listed therein and Essex Woodlands Health Ventures, Inc., as representative of Nellix, Inc.’s stockholders (Incorporated by reference to Exhibit 2.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on October 27, 2010).

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on July 28, 2009).
3.2		Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 14, 2010).
4.1
Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix, Inc. Registration Statement on Form S-1, No. 333-04560, filed with the SEC on June 10, 1996).

4.2
Indenture, dated December 10, 2013, between Endologix, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 10, 2013).

4.3
First Supplemental Indenture, dated December 10, 2013, between Endologix, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 10, 2013).

4.4
Form of 2.25% Convertible Senior Notes due 2018 (Incorporated by reference to Exhibit A to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 10, 2013).

10.1	(1)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-42161, filed with the SEC on December 12, 1997).
10.2	(1)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-122491, filed with the SEC on February 2, 2005).
10.3	(1)	2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on May 24, 2013).
10.4	(1)
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
Form of Employee Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 1, 2012).

10.7	(1)
Form of Director Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 1, 2012).

10.8	(1)
Amended and Restated 2006 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on May 24, 2013).

10.9	(1)
Offer Letter, dated April 28, 2008, between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix, Inc Current Report on Form 8-K, File No. 000-28440, filed with the SEC on May 16, 2008).

10.10	(1)
Employment Agreement, dated as of December 29, 2008, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix, Inc Current Report on Form 8-K, File No. 000-28440, filed with the SEC on January 2, 2009).

10.11	(1)
Offer Letter, dated January 2, 2013, between Endologix, Inc. and Shelly B. Thunen (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on January 3, 2013).

10.12	(1)
Employment Agreement, dated January 2, 2013, between Endologix, Inc. and Shelly B. Thunen (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on January 3, 2013).

10.13	(1)
Employment Agreement, dated as of December 10, 2010, by and between Endologix, Inc. and Robert D. Mitchell (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 14, 2010).

10.14	(1)(2)	Offer Letter, dated June 8, 2010, between Endologix, Inc. and Todd Abraham.
10.15	(1)(2)	Employment Agreement, dated July 1, 2010, between Endologix, Inc. and Todd Abraham.
10.16	(1)
Employment Agreement, dated as of April 13, 2009, by and between Endologix, Inc. and Joseph DeJohn (Incorporated by reference to Exhibit 10.17 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed with the SEC on March 5, 2010).

10.17	(1)
Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors (Incorporated by reference to Exhibit 10.41 to Endologix, Inc Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 13, 2002).

10.18	(1)(2)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and John McDermott.
10.19	(1)(2)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Shelly B. Thunen.
10.20	(1)(2)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Robert D. Mitchell.
10.21	(1)(2)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Todd Abraham.
10.22	(1)(2)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Joseph DeJohn.
10.23	(1)(2)	Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors.
10.24
Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on November 24, 2004).

10.24.1
Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 2, 2009).

10.25
Standard Industrial/Commercial Multi -Tenant Lease - Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on November 2, 2009).

10.26
Standard Industrial/Commercial Multi-Tenant Lease - Net, for 2 Musick, Irvine, California and 35 Hammond, Irvine, dated June 12, 2013, by and between Endologix, Inc. and The Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with the SEC on August 5, 2013).

10.27	(2)
Credit Agreement, dated October 30, 2009, by and between Endologix, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.16 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed with the SEC on March 5, 2010).

10.27.1	†
Third Amendment to Credit Agreement, dated February 20, 2012, by and between Endologix, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.15.1 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed with the SEC on March 6, 2012).

10.27.2
Seventh Amendment to Credit Agreement, dated December 3, 2013, by and among Wells Fargo Bank, National Association, Endologix, Inc., and Nellix, Inc. (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 6, 2013).

10.28
Securities Purchase Agreement, dated as of October 27, 2010, by and between Endologix, Inc. and Essex Woodlands Health Ventures Fund VII, L.P. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on October 27, 2010).

10.28.1
Amendment to Securities Purchase Agreement, dated as of December 9, 2010, by and between Endologix, Inc. and Essex Woodlands Health Ventures Fund VII, L.P. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 14, 2010).

10.29	†
Cross License Agreement dated as of October 26, 2011, by and between Endologix, Inc. and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.19 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed with the SEC on March 6, 2012).

10.30	†
Settlement Agreement, dated October 16, 2012 by and among Endologix, Inc., Cook Incorporated, Cook Group and Cook Medical, Inc. (Incorporated by reference to Exhibit 10.22 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed with the SEC on March 14, 2013).

10.31
Base Capped Call Confirmation, dated December 4, 2013, between Endologix, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 6, 2013).

10.32
Additional Capped Call Confirmation, dated December 5, 2013, between Endologix, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on December 6, 2013).

12.1	(2)	Ratio of earnings to fixed charges.
14
Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed with the SEC on March 26, 2004).

16.1
Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, Dated August 15, 2012 (Incorporated by reference to Exhibit 16.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed with the SEC on August 15, 2012).

21.1	(2)	List of Subsidiaries.
23.1	(2)	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
23.2	(2)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	(2)	Power of Attorney (included on signature page hereto).
31.1	(2)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	(2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	(2)	XBRL Instance Document
101.SCH	(2)	XBRL Taxonomy Extension Schema Document
101.CAL	(2)	XBRL Taxonomy Extension Calculation Link Base Document
101.DEF	(2)	XBRL Taxonomy Extension Definition Link Base Document
101.LAB	(2)	XBRL Taxonomy Extension Label Link Base Document
101.PRE	(2)	XBRL Taxonomy Extension Presentation Link Base Document
________________________

†
Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Endologix application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix pursuant to Item 15(a)(3) of Form 10-K.

(2)	Filed herewith

(3)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

By:	/S/ JOHN MCDERMOTT
John McDermott Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: March 3, 2014

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

Signature	Title	Date

/s/ JOHN McDERMOTT	Chief Executive Officer and Chairman of the Board	March 3, 2014
(John McDermott)	(Principal Executive Officer)

/s/ SHELLEY B. THUNEN	Chief Financial Officer	March 3, 2014
(Shelley B. Thunen )	(Principal Financial and Accounting Officer)

/s/ THOMAS F. ZENTY III	Director	March 3, 2014
(Thomas F. Zenty III)

/s/ DAN LEMAITRE	Director	March 3, 2014
(Dan Lemaitre)

/s/ THOMAS C. WILDER	Director	March 3, 2014
(Thomas C. Wilder)

/s/ GUIDO J. NEELS	Director	March 3, 2014
(Guido J. Neels)

/s/ GREGORY D. WALLER	Director	March 3, 2014
(Gregory D. Waller)