Form 10-Q
period 2014-03-31
ENDOLOGIX INC /DE/
filed 2014-05-02
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 28, 2014, there were 64,013,757 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$42,179	$95,152
Marketable securities	77,418	31,313
Accounts receivable, net allowance for doubtful accounts of $195 and $399, respectively.	25,448	24,972
Other receivables	690	310
Inventories	24,036	19,558
Prepaid expenses and other current assets	2,537	2,328
Total current assets	172,308	173,633
Property and equipment, net	11,224	7,338
Goodwill	29,101	29,103
Intangibles, net	42,980	43,096
Deposits and other assets	2,525	3,027
Total assets	$258,138	$256,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,232	$6,265
Accrued payroll	9,796	11,476
Accrued expenses and other current liabilities	4,231	3,094
Contingently issuable common stock	34,800	46,500
Total current liabilities	60,059	67,335
Deferred income tax	1,024	1,135
Deferred rent	3,749	1,585
Contingently issuable common stock	14,300	14,400
Convertible notes	67,901	67,101
Total liabilities	147,033	151,556
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized. 64,050,204 and 63,866,392 shares issued, respectively. 64,004,986 and 63,866,392 shares outstanding, respectively.	64	64
Treasury stock, at cost, 45,218 and 0 shares, respectively.	(644)	—
Additional paid-in capital	323,615	321,756
Accumulated deficit	(210,787)	(216,082)
Accumulated other comprehensive loss	(1,143)	(1,097)
Total stockholders’ equity	111,105	104,641
Total liabilities and stockholders’ equity	$258,138	$256,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

- ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$33,264	$29,784
Cost of goods sold	8,969	7,256
Gross profit	24,295	22,528
Operating expenses:
Research and development	4,105	3,519
Clinical and regulatory affairs	2,200	2,364
Marketing and sales	16,143	15,249
General and administrative	7,163	5,885
Total operating expenses	29,611	27,017
Loss from operations	(5,316)	(4,489)
Other income (expense):
Interest income	59	10
Interest expense	(1,390)	—
Other income, net	358	684
Change in fair value of contingent consideration related to acquisition	11,800	(5,200)
Total other income (expense)	10,827	(4,506)
Net income (loss) before income tax expense	$5,511	$(8,995)
Income tax expense	(216)	(339)
Net income (loss)	$5,295	$(9,334)
Other comprehensive (loss) income (foreign currency translation)	(46)	328
Comprehensive income (loss)	$5,249	$(9,006)

Basic net income (loss) per share	$0.08	$(0.15)
Diluted net income (loss) per share	$0.08	$(0.15)
Shares used in computing basic net income (loss) per share	63,405	62,189
Shares used in computing diluted net income (loss) per share	66,017	62,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,295	$(9,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	(12)	—
Depreciation and amortization	602	484
Stock-based compensation	1,613	2,230
Change in fair value of contingent consideration related to acquisition	(11,800)	5,200
Accretion of interest on convertible note	800	—
Amortization of deferred financing costs	97	—
Non-cash foreign exchange gain	(367)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(242)	(3,064)
Inventories	(4,360)	(436)
Prepaid expenses and other current assets	(147)	(103)
Accounts payable	4,005	182
Accrued payroll	(1,654)	(7)
Accrued expenses and other liabilities	3,190	1,454
Net cash used in operating activities	$(2,980)	$(3,394)
Cash flows from investing activities:
Purchases of marketable securities	(53,023)	—
Maturities of marketable securities	6,918	—
Purchases of property and equipment	(3,491)	(1,102)
Net cash used in investing activities	$(49,596)	$(1,102)
Cash flows from financing activities:
Proceeds from exercise of stock options	246	997
Minimum tax withholding paid on behalf of employees for restricted stock units	(644)	—
Net cash (used in) provided by financing activities	$(398)	$997
Effect of exchange rate changes on cash and cash equivalents	1	410
Net decrease in cash and cash equivalents	$(52,973)	$(3,089)
Cash and cash equivalents, beginning of year	95,152	45,118
Cash and cash equivalents, end of year	$42,179	$42,029
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$129	$—
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$2,425	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a)	Description of Business

Endologix, Inc. (the "Company","we","our" or "us") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Endologix AFX Endovascular AAA System (“AFX”) and the Endologix Intuitrak Endovascular AAA System (“Intuitrak”). The Company's current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors, provide the sole source of the Company's reported revenue.
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
The Company's EVAS product consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. The Company's EVAS product seals the entire aneurysm sac effectively, excluding the aneurysm sac and reducing the likelihood of future aneurysm rupture. Additionally, it has the potential to reduce post procedural re-interventions.

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three months ended March 31, 2014 and 2013, there were no related party transactions.

The interim financial data as of March 31, 2014 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three months ended March 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014.

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three months ended March 31, 2014, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 1, "Summary of Significant Accounting Policies, in Part II, Item 8 of our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014. There have been no material changes to our significant accounting policies during the three months ended March 31, 2014.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Production equipment, molds, and office furniture	$8,254	$8,033
Computer hardware and software	3,402	3,290
Leasehold improvements	3,055	3,058
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	6,632	2,594
Property and equipment, at cost	$21,343	$16,975
Accumulated depreciation	(10,119)	(9,637)
Property and equipment, net	$11,224	$7,338

Depreciation expense for property and equipment for the three months ended March 31, 2014, and 2013 was $0.5 million, and $0.4 million respectively.

(b) Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$4,080	$3,793
Work-in-process	7,082	4,539
Finished goods	12,874	11,226
Inventories	$24,036	$19,558

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	March 31, 2014	December 31, 2013
Goodwill (1)	$29,101	$29,103

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	2,708	2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(105)	(48)
Developed technology, net	$39,995	$40,052

Patent	$100	$100
Accumulated amortization	(100)	(95)
Patent, net	$—	$5

License	$100	$100
Accumulated amortization	(49)	(41)
License, net	$51	$59

Customer relationships	$543	$544
Accumulated amortization	(317)	(272)
Customer relationships, net	$226	$272

Intangible assets (excluding goodwill), net	$42,980	$43,096
(1) Difference in goodwill value between these dates is solely due to a foreign currency translation adjustment.
(2) Was reclassified in the first quarter of 2013 from in- process research and development to finite lived intangibles, which coincided with the European commercial launch of the product (Nellix EVAS System) associated with this intangible asset. A significant portion of this intangible asset will not begin amortization until the U.S. launch of this product, currently scheduled for 2016.
Amortization expense for intangible assets for the three months ended March 31, 2014, and 2013 was $0.1 million, and $0.1 million respectively.
Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Amortization Expense
Remainder of 2014	$331
2015	641
2016	953
2017	2,250
2018	3,866
2019	4,521
2020 & Thereafter	27,710
Total	$40,272

(d) Marketable securities

Investments in held-to-maturity marketable securities, which all mature during 2014, consist of the following at March 31, 2014:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate and other debt securities	$77,418	$8	$(12)	$77,414

At March 31, 2014, the Company’s investments included 22 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $12 thousand and a total fair market value of approximately $77.4 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 6 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three months ended March 31, 2014.

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013
Cash and cash equivalents	$95,152	$—	$—	$95,152
Contingently issuable common stock	$—	$—	$60,900	$60,900
At March 31, 2014
Cash and cash equivalents	$42,179	$—	$—	$42,179
Contingently issuable common stock	$—	$—	$49,100	$49,100

There were no re-measurements to fair value during the three months ended March 31, 2014 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the three months ended March 31, 2014.

(f) Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

issues. Based on the market prices, the fair value of our long-term debt was $83.3 million as of March 31, 2014 and $84.9 million as of December 31, 2013.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of certain marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three months ended March 31, 2014 and 2013, was as follows:

	Three Months Ended
	March 31,
	2014	2013
Cost of goods sold	$208	$150
Operating expenses:
Research and development	161	205
Clinical and regulatory affairs	(103)	403
Marketing and sales	538	578
General and administrative	809	894
Total operating expenses	$1,405	$2,080
Total	$1,613	$2,230

5. Net Income (Loss) Per Share
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the three ended March 31, 2014 and 2013. Diluted net income per share for the three months ended March 31, 2014, was calculated by adjusting outstanding shares for the dilutive effects of outstanding, but unexercised, stock options and unvested restricted stock, as calculated under the treasury stock method.

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$5,295	$(9,334)
Weighted average shares- basic	63,405	62,189
Weighted average shares- diluted	66,017	62,189
Net income (loss) per share- basic	$0.08	$(0.15)
Net income (loss) per share- diluted	$0.08	$(0.15)

The following outstanding Company securities were included in the above calculations of net income per share because their impact was dilutive:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Common stock options	2,027	—
Restricted stock awards	152	—
Restricted stock units	433	—
Total	2,612	—

The following outstanding Company securities were excluded from the above calculations of net income (loss) per share because their impact would have been anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Common stock options	1,153	2,768
Restricted stock awards	—	492
Restricted stock units	—	457
Total	1,153	3,717
As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Notes”) in an underwritten public offering. Upon any conversion the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of dilutive earnings per share because the impact of these securities would be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended March 31,
	2014	2013
Conversion of the Notes	3,588	—

The effect of the contingently issuable common stock is excluded from the calculation of basic net income (loss) per share until all necessary conditions for issuance have been satisfied. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

6. Credit Facilities

2.25% Convertible Senior Notes

On December 10, 2013, the Company issued $86.3 million aggregate principal amount 2.25% Convertible Senior Notes (the “Notes”). The Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds from the sale of the Notes of approximately $82.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the Notes on June 15 and December 15 of each year, beginning June 15, 2014.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Notes are senior unsecured obligations and are: (1) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; (2) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (3) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; (4) and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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
The Indenture contains customary terms and covenants and events of default with respect to the Notes. If an event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the principal amount of the Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to us, the principal amount of the Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.

The Company was not required to separate the conversion option in the Notes under ASC 815, "Derivatives and Hedging", and has the ability to settle the Notes in cash, common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, "Debt with Conversion and Other Options", the Company accounted for the Notes by allocating the issuance proceeds between the liability and the equity component. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

subsequently accreted to interest expense over the term of the Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the Notes, and $0.8 million attributable to the equity component was recorded a a reduction to additional paid-in-capital in stockholders’ equity.

For the three months ended March 31, 2014, total interest expense related to the outstanding principal balance of the Notes was $1.4 million of which $0.8 million related to accretion of debt discount, $0.5 million related to contractual coupon interest expense, and $0.1 million related to the amortization of debt issuance costs at the effective interest rate of 9.0%. As of March 31, 2014, the Company had outstanding borrowings of $67.9 million, and deferred financing costs of $2.7 million, related to the Notes. There are no principal payments due during the term.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Wells Fargo line of credit

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on March 31, 2014, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2014. A sub-feature in the line of credit allows for the issuance of up to $7.5 million in letters of credit. As of March 31, 2014, the Company issued a total of $6.4 million in letters of credit under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.0%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Modified Quick Ratio Covenant"), and (ii) not to exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $11.0 million for the three months ended March 31, 2014; 18.0 million for the six months ended June 30, 2014; $22.0 million for the nine months ended September 30, 2014; and $26.0 million for the year ended December 31, 2014 (the "Net Loss Covenant").  The Wells Credit Facility also included a negative covenant limiting 2013 capital expenditures to an aggregate of $6.0 million and 2014 capital expenditures to an aggregate of $13.0 million. The Company was in compliance with the financial covenants as of and for the three months ended March 31, 2014.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. No borrowings were outstanding at March 31, 2014.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended
	March 31,
	2014		2013
United States	$23,988	72.1%	$24,727	83.0%

Europe	$6,585	19.8%	$3,347	11.2%

Rest of World ("ROW"):
Latin America	$918	2.8%	$572	1.9%
Asia/Pacific	1,773	5.3%	1,138	3.9%
Total ROW	$2,691	8.1%	$1,710	5.8%

Revenue	$33,264	100.0%	$29,784	100.0%

8. Commitments and Contingencies
(a) Leases
The Company leases its administrative, research, and manufacturing facilities located in Irvine, California and an administrative office located in Den Bosch, The Netherlands. These facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance. In addition, the Company has certain equipment under long-term agreements that are accounted for as operating leases.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of March 31, 2014:

Remainder of 2014	$847
2015	2,026
2016	2,067
2017	2,123
2018	2,186
2019	2,251
2020 and thereafter	24,777
Total	$36,277

Facilities rent expense for the three months ended March 31, 2014 and 2013 were $0.7 million and $0.1 million, respectively.

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

The terms of this lease agreement provide for $6.8 million of landlord-funded improvements (and certain other allowances) to this facility, in order to best suit the Company's requirements. In June 2013, the Company had Wells Fargo issue the landlord two letters of credit in the aggregate amount of $6.4 million under its Wells Credit Facility, representing financial collateral while these facility improvements are completed. The Company placed the same amount in a restricted cash account with Wells Fargo, in order to fully support these issued, but undrawn, letters of credit. In July 2013, this restricted cash account was fully released under the July 26, 2013 amendment to the Wells Fargo Credit Facility.
(b) Employment Agreements and Retention Plan
The Company has entered into employment agreements with its executive officers under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, death or disability or termination by the employee for good reason (collectively, an “Involuntary Termination”) prior to, upon or following a change in control of the Company. The severance payment will generally be in a range of six to eighteen months of the employee’s then current salary for an Involuntary Termination prior to a change in control of the Company, and will generally be in a range of eighteen to twenty-four months of the employee’s then current salary for an Involuntary Termination upon or following a change in control of the Company.
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

As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million. As of March 31, 2014, the Company's stock price last closed at $12.87 per share. Thus, had the Nellix Milestones been achieved on March 31, 2014, the Contingent Payment would have comprised 3.7 million shares, representing a value of $47.6 million.
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
The per share price of the Company's common stock decreased by $4.57, or (26.2)%, between December 31, 2013 and March 31, 2014. The decrease in the value of the Company's common stock was the primary driver affecting the decrease in the fair value of the Contingent Payment during the three months ended March 31, 2014.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2013	$60,900
Fair value adjustment of Contingent Payment for three months ended March 31, 2014	(11,800)
March 31, 2014	$49,100

As of March 31, 2014, $34.8 million was presented in current liabilities due to the expected achievement of one of the Nellix Milestones during 2014.

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2014. The Company's ETR was 3.9% for the three months ended March 31, 2014.  The Company's ETR for the three months ended March 31, 2014 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

Cautionary Note Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	continued market acceptance of our products;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors; the level and availability of third party payor reimbursement for our products;

•	our ability to successfully commercialize products which incorporate the technology obtained in our acquisition of Nellix, Inc. (“Nellix”);

•	our ability to effectively develop new or complementary technologies; our ability to manufacture our endovascular systems to meet demand; changes to our international operations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European and other foreign countries;

•	the nature of and any changes to legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals; our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

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
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2013, entitled "Business," for a discussion of:

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

Recent Highlights of Our Product Development Initiatives and Regulatory Approvals

Nellix
In February 2013, our EVAS device, the Nellix EVAS System, commenced limited market introduction in Europe and a limited commercial release is currently underway. In December 2013, we received Investigational Device Exemption (“IDE”) approval in the United States to begin a clinical trial which commenced in January 2014.

AFX

In February 2014, we launched a new proximal extension in the US, VELA, designed specifically for the treatment of proximal aortic neck anatomies. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. The VELA launch is expected in Europe in the second half of 2014.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee periodically reviews our significant accounting policies.
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2014.

Results of Operations
Operations Overview - Three Months Ended March 31, 2014 versus 2013
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended March 31,
	2014		2013
Revenue	$33,264	100.0%	$29,784	100.0%
Cost of goods sold	8,969	27.0%	7,256	24.4%
Gross profit	24,295	73.0%	22,528	75.6%
Operating expenses:
Research and development	4,105	12.4%	3,519	11.8%
Clinical and regulatory affairs	2,200	6.6%	2,364	7.9%
Marketing and sales	16,143	48.5%	15,249	51.2%
General and administrative	7,163	21.5%	5,885	19.8%
Total operating expenses	29,611	89.0%	27,017	90.7%
Loss from operations	(5,316)	(16.0)%	(4,489)	(15.1)%
Total other income (expense)	10,827	32.5%	(4,506)	(15.1)%
Net income (loss) before income tax expense	5,511	16.5%	(8,995)	(30.2)%
Income tax expense	(216)	(0.6)%	(339)	(1.1)%
Net income (loss)	$5,295	15.9%	$(9,334)	(31.3)%

Comparison of the Three Months Ended March 31, 2014 versus 2013
Revenue

	Three Months Ended March 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Revenue	$33,264	$29,784	$3,480	11.7%

Our 11.7% revenue increase of $3.5 million over the prior year period primarily resulted from:

(i) a $3.2 million increase in European sales volume due to strong direct sales growth related to both Nellix and AFX;

(ii) an increase in sales volume to Latin America and our Asia Pacific markets; and

(iii) a decrease in U.S. sales procedures due to competitive pressures and a delay with the VELA FDA approval.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Cost of goods sold	$8,969	$7,256	$1,713	23.6%
Gross profit	24,295	22,528	1,767	7.8%
Gross margin percentage (gross profit as a percent of revenue)	73.0%	75.6%
The $1.7 million increase in cost of goods sold was driven by our revenue increase of $3.5 million.

Gross margin for the three months ended March 31, 2014 decreased to 73.0% from 75.6% for the three months ended March 31, 2013. The increase in cost of goods sold, and corresponding decrease to gross margin is due to geography and product mix with a greater proportion of sales from international markets, which have lower average selling prices and a higher cost to produce Nellix compared to AFX.
Operating Expenses

	Three Months Ended March 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Research and development	$4,105	$3,519	$586	16.7%
Clinical and regulatory affairs	2,200	2,364	(164)	(6.9)%
Marketing and sales	16,143	15,249	894	5.9%
General and administrative	7,163	5,885	1,278	21.7%
Research and Development. The $0.6 million increase in research and development expenses was primarily attributable to continued product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $0.2 million decrease in clinical expenses is due to variable stock-based compensation expense, due to the stock price decrease in the first quarter of 2014.
Marketing and Sales. The $0.9 million increase in marketing and sales expenses for the three months ended March 31, 2014, as compared to the prior year period, was primarily related to increased investments in our European sales force and marketing activities.
General and Administrative. The $1.3 million increase in general and administrative expenses is primarily attributable to professional and audit fees and expense to support the continued growth in Europe.
Other income (expense), net

	Three Months Ended March 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Other income (expense), net	$10,827	$(4,506)	15,333	>100%
Other Income (Expense), Net. Other Income for the three months ended March 31, 2014 includes a non-cash benefit of $(11.8) million, which reflects a decrease in the fair value of the Nellix contingent consideration, which was almost entirely related to the decrease in Endologix's stock price during the quarter (see Note 9). Partially offsetting this fair value adjustment is interest expense associated with our convertible notes.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Income tax expense	$(216)	$(339)	$123	(36.3)%
Our income tax expense was $0.2 million and our effective tax rate was 3.9% for the three months ended March 31, 2014. During the three months ended March 31, 2014 and 2013, we had operating legal entities in the U.S., Italy, New Zealand, Switzerland and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S (see Note 10).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2014, December 31, 2013, and March 31, 2013:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands, except financial metrics data)
Cash and cash equivalents	$42,179	$95,152	$42,029
Marketable securities	77,418	31,313	—
Accounts receivable, net	25,448	24,972	25,661
Total current assets	172,308	173,633	88,180
Total current liabilities	60,059	67,335	18,780
Working capital surplus (a)	112,249	106,298	69,400
Current ratio (b)	2.9	2.6	4.7
Days sales outstanding ("DSO") (c)	69	65	78
Inventory turnover (d)	1.6	1.7	1.6

(a) total current assets minus total current liabilities as of the corresponding balance sheet date.
(b) total current assets divided by total current liabilities as of the corresponding balance sheet date.
(c) net accounts receivable at period end divided by revenue for the current period multiplied by the number of days in the period.
(d) cost of goods sold divided by the average inventory balance for the corresponding period.
Operating Activities
Cash used in operating activities was $3.0 million for the three months ended March 31, 2014 as compared to cash used in operating activities of $3.4 million in the prior year period. The cash used in operating activities primarily consisted of (i) a change in the fair value of the Nellix contingent consideration of $11.8 million; (ii) inventory purchases of $4.4 million; offset by a decrease in accounts payable of $4.0 million.
During the three months ended March 31, 2014, and 2013 our cash collections from customers totaled $33.2 million and $27.4 million, respectively, representing 100% and 92.0% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 was $49.6 million, as compared to cash used in investing activities of $1.1 million in the prior year period. The cash used in investing activities primarily consisted of $3.5 million used for machinery and equipment purchases and $53.0 million used to purchase marketable debt securities; offset by $6.9 million in maturities of marketable securities.
Financing Activities
Cash used in financing activities was $0.4 million for the three months ended March 31, 2014, as compared to cash provided by financing activities of $1.0 million in the prior year period. Cash used in financing activities consisted of $0.6 million used in minimum tax withholding paid on behalf of employees for restricted stock units; offset by proceeds of $0.2 million from the exercise of stock options.

Credit Arrangements
See Note 6 of the Notes to the Condensed Consolidated Financial Statements. We were in compliance with all debt covenants as of March 31, 2014.

Credit Risk
The majority of our accounts receivable arise from product sales in the U.S. However, we also have significant receivable balances from customers within the European Union, Japan, Brazil, Argentina, and Mexico. Our accounts receivable in the U.S. are primarily due from public and private hospitals. Our accounts receivable outside of the U.S. are primarily due from public and private hospitals and independent distributors.  Our historical write-offs of accounts receivable have not been significant.

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Since our customers operate in certain countries such as Greece and Italy, where adverse economic conditions persist, it increases the risk of our inability to collect amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $0.2 million as of March 31, 2014, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of March 31, 2014, these subsidiaries and branches hold an aggregate $7.0 million in foreign bank accounts to fund their local operations. A portion of these balances related to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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

Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of March 31, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2014	2015	2016	2017	2018	2019	2020 and thereafter
Long-term debt obligations	$86,250	$—	$—	$—	$—	$86,250	$—	$—
Interest on debt obligations	9,732	1,968	1,941	1,941	1,941	1,941	—	—
Operating lease obligations	36,277	847	2,026	2,067	2,123	2,186	2,251	24,777
Total	$132,259	$2,815	$3,967	$4,008	$4,064	$90,377	$2,251	$24,777

Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements.

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $112,285 increase in the fair value of our investments as of March 31, 2014. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are also exposed to market risk for changes in interest rates on the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of March 31, 2014, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.4 million of gain during the three months ended March 31, 2014. During the three months ended March 31, 2014, our primary exposure to foreign currency rates related to our Europe operations.

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
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS.

Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for discussion of legal proceedings.

Item 6.	EXHIBIT INDEX.
The following exhibits are filed or furnished herewith:

Exhibit 10.1	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K filed with the SEC on February 3, 2014).

Exhibit 10.2	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Shelly B. Thunen (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K filed with the SEC on February 3, 2014).

Exhibit 10.3	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Robert D. Mitchell (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K filed with the SEC on February 3, 2014).

Exhibit 10.4	(1)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Dave Jennings.

Exhibit 10.5	(1)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and James Machek.

Exhibit 10.6	(1)
Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors (Incorporated by reference to Exhibit 10.6 to Endologix, Inc. Current Report on Form 8-K filed with the SEC on February 3, 2014).

Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	(2)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	(2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS		XBRL Instance Document

Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Lin Base Document

Exhibit 101.DEF		XBRL Taxonomy Extension Definition Link Base Document

Exhibit 101.LAB		XBRL Taxonomy Extension Label Link Base Document

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Link Base Document

(1)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

May 2, 2014	/s/ John McDermott
John McDermott Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 2, 2014	/s/ Shelley B. Thunen
Chief Financial Officer (Principal Financial and Accounting Officer)