Form 10-Q
period 2014-06-30
ENDOLOGIX INC /DE/
filed 2014-07-31
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 28, 2014, there were 66,953,515 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$31,843	$95,152
Marketable securities	78,941	31,313
Accounts receivable, net allowance for doubtful accounts of $187 and $399, respectively.	26,714	24,972
Other receivables	910	310
Inventories	28,484	19,558
Prepaid expenses and other current assets	3,827	2,328
Total current assets	$170,719	$173,633
Property and equipment, net	17,402	7,338
Goodwill	29,086	29,103
Intangibles, net	42,849	43,096
Deposits and other assets	3,415	3,027
Total assets	$263,471	$256,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,535	$6,265
Accrued payroll	12,697	11,476
Accrued expenses and other current liabilities	4,357	3,094
Contingently issuable common stock	—	46,500
Total current liabilities	$28,589	$67,335
Deferred income tax	1,067	1,135
Deferred rent	6,357	1,585
Contingently issuable common stock	14,500	14,400
Convertible notes	68,723	67,101
Total liabilities	$119,236	$151,556
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized. 67,006,796 and 63,866,392 shares issued, respectively. 66,909,398 and 63,866,392 shares outstanding, respectively.	67	64
Treasury stock, at cost, 97,398 and 0 shares, respectively.	(1,395)	—
Additional paid-in capital	366,418	321,756
Accumulated deficit	(219,780)	(216,082)
Accumulated other comprehensive loss	(1,075)	(1,097)
Total stockholders’ equity	$144,235	$104,641
Total liabilities and stockholders’ equity	$263,471	$256,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$38,327	$33,964	$71,591	$63,748
Cost of goods sold	9,820	8,960	18,789	16,216
Gross profit	28,507	25,004	52,802	47,532
Operating expenses:
Research and development	4,458	3,822	8,563	7,341
Clinical and regulatory affairs	2,722	2,189	4,922	4,553
Marketing and sales	19,167	16,520	35,311	32,044
General and administrative	5,932	4,993	13,094	10,604
Total operating expenses	32,279	27,524	61,890	54,542
Loss from operations	(3,772)	(2,520)	(9,088)	(7,010)
Other income (expense):
Interest income	67	10	126	20
Interest expense	(1,448)	(3)	(2,839)	(3)
Other income (expense), net	(148)	439	211	1,123
Change in fair value of contingent consideration related to acquisition	(3,772)	7,600	8,028	2,400
Total other income (expense)	(5,301)	8,046	5,526	3,540
Net income (loss) before income tax benefit (expense)	$(9,073)	$5,526	$(3,562)	$(3,470)
Income tax benefit (expense)	80	144	(136)	(195)
Net income (loss)	$(8,993)	$5,670	$(3,698)	$(3,665)
Other comprehensive income (loss) foreign currency translation	68	(185)	23	143
Comprehensive income (loss)	$(8,925)	$5,485	$(3,675)	$(3,522)

Basic net income (loss) per share	$(0.14)	$0.09	$(0.06)	$(0.06)
Diluted net income (loss) per share	$(0.14)	$0.09	$(0.06)	$(0.06)
Shares used in computing basic net income (loss) per share	62,699	62,330	62,403	62,260
Shares used in computing diluted net income (loss) per share	62,699	65,496	62,403	62,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,698)	$(3,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213	1,235
Stock-based compensation	3,753	4,327
Change in fair value of contingent consideration related to acquisition	(8,028)	(2,400)
Accretion of interest on convertible note	1,622	—
Amortization of deferred financing costs	198	—
Non-cash foreign exchange gain	(212)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,108)	(5,717)
Inventories	(8,793)	647
Prepaid expenses and other current assets	(1,283)	(454)
Accounts payable	3,855	336
Accrued payroll	1,224	683
Accrued expenses and other liabilities	2,097	3,319
Net cash used in operating activities	$(10,160)	$(1,689)
Cash flows from investing activities:
Purchases of marketable securities	(74,114)	—
Maturities of marketable securities	25,585	—
Purchases of property and equipment	(5,743)	(1,373)
Net cash used in investing activities	$(54,272)	$(1,373)
Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase plan	1,446	1,646
Proceeds from exercise of stock options	1,094	1,328
Funding of restricted cash account	—	(5,395)
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,395)	—
Net cash provided by (used in) financing activities	$1,145	$(2,421)
Effect of exchange rate changes on cash and cash equivalents	(22)	172
Net decrease in cash and cash equivalents	$(63,309)	$(5,311)
Cash and cash equivalents, beginning of period	95,152	45,118
Cash and cash equivalents, end of period	$31,843	$39,807
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,045	$—
Cash paid for income taxes	207	—
Non-cash investing and financing activities:
Landlord funded leasehold improvements	3,870	—
Fair value of OUS Milestone Shares (note 9)	38,372	—
Acquisition of property and equipment included in accounts payable	$1,403	$—

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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2014 and 2013, there were no related party transactions.

The interim financial data as of June 30, 2014 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and six months ended June 30, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014.

On May 28, 2014, the Financial Accounting Standards Board issued Auditing Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three and six months ended June 30, 2014, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

2. Use of Estimates and Summary of Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to (i) collectibility of customer accounts; (ii) whether the cost of inventories can be recovered; (iii) the value of goodwill and intangible assets; (iv) realization of tax assets and estimates of tax liabilities; (v) likelihood of payment and value of contingent liabilities; and (vi) potential outcome of litigation. Such estimates are based on management's judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management's estimates.
For a complete summary of our significant accounting policies, please refer to Note 1, "Summary of Significant Accounting Policies", in Part II, Item 8 of our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2014.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Production equipment, molds, and office furniture	$8,577	$8,033
Computer hardware and software	3,725	3,290
Leasehold improvements	3,055	3,058
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	12,651	2,594
Property and equipment, at cost	$28,008	$16,975
Accumulated depreciation	(10,606)	(9,637)
Property and equipment, net	$17,402	$7,338

Depreciation expense for property and equipment for the three months ended June 30, 2014, and 2013 was $0.5 million, and $0.7 million respectively. For the six months ended June 30, 2014, and 2013 depreciation expense for property and equipment was $1.0 million, and $1.1 million respectively.

(b) Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$5,081	$3,793
Work-in-process	7,848	4,539
Finished goods	15,555	11,226
Inventories	$28,484	$19,558

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	June 30, 2014	December 31, 2013
Goodwill (1)	$29,086	$29,103

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(182)	(48)
Developed technology, net	$39,918	$40,052

Patent	$100	$100
Accumulated amortization	(100)	(95)
Patent, net	$—	$5

License	$100	$100
Accumulated amortization	(57)	(41)
License, net	$43	$59

Customer relationships	$539	$544
Accumulated amortization	(359)	(272)
Customer relationships, net	$180	$272

Intangible assets (excluding goodwill), net	$42,849	$43,096
(1) Difference in goodwill value between these dates is solely due to a foreign currency translation adjustment.
(2) Was reclassified in the first quarter of 2013 from in-process research and development to finite lived intangibles, which coincided with the European commercial launch of the product (Nellix EVAS System) associated with this intangible asset. A significant portion of this intangible asset will not begin amortization until the U.S. launch of this product, currently scheduled for 2016.
Amortization expense for intangible assets for the three months ended June 30, 2014, and 2013 was $0.1 million, and $0.1 million respectively. For the six months ended June 30, 2014, and 2013 amortization expense for intangible assets was $0.2 million, and $0.1 million respectively.
Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Amortization Expense
Remainder of 2014	$238
2015	655
2016	980
2017	2,315
2018	3,976
2019	4,650
2020 & Thereafter	27,327
Total	$40,141

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at June 30, 2014:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate and other debt securities	$79,764	$13	$(5)	$79,772

At June 30, 2014, the Company’s investments included 12 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $5 thousand and a total fair market value of approximately $79.8 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 6 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three and six months ended June 30, 2014.

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013
Cash and cash equivalents	$95,152	$—	$—	$95,152
Contingently issuable common stock	$—	$—	$60,900	$60,900
At June 30, 2014
Cash and cash equivalents	$31,843	$—	$—	$31,843
Contingently issuable common stock	$—	$—	$14,500	$14,500

There were no re-measurements to fair value during the six months ended June 30, 2014 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the six months ended June 30, 2014.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(f) Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $87.2 million as of June 30, 2014 and $84.9 million as of December 31, 2013.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of certain marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and six months ended June 30, 2014 and 2013, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of goods sold	$197	$227	$404	$377
Operating expenses:
Research and development	185	191	335	396
Clinical and regulatory affairs	365	35	262	438
Marketing and sales	645	1,087	1,194	1,665
General and administrative	748	557	1,558	1,451
Total operating expenses	$1,943	$1,870	$3,349	$3,950
Total	$2,140	$2,097	$3,753	$4,327

5. Net Income (Loss) Per Share
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013. Diluted net income per share for the three months ended June 30, 2013, was calculated by adjusting outstanding shares for the dilutive effects of outstanding, but unexercised, stock options and unvested restricted stock, as calculated under the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(8,993)	$5,670	$(3,698)	$(3,665)
Weighted average shares- basic	62,699	62,330	62,403	62,260
Weighted average shares- diluted	62,699	65,496	62,403	62,260
Net income (loss) per share- basic	$(0.14)	$0.09	$(0.06)	$(0.06)
Net income (loss) per share- diluted	$(0.14)	$0.09	$(0.06)	$(0.06)

The following outstanding Company securities were included in the above calculations of net income per share because their impact was dilutive:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Common stock options	—	2,580	—	—
Restricted stock awards	—	393	—	—
Restricted stock units	—	193	—	—
Total	—	3,166	—	—

The following outstanding Company securities were excluded from the above calculations of net income (loss) per share because their impact would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Common stock options	1,813	387	1,917	2,727
Restricted stock awards	420	—	422	397
Restricted stock units	143	5	202	189
Total	2,376	392	2,541	3,313
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Conversion of the Notes	3,588	—	3,588	—

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Notes are senior unsecured obligations and are: (1) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; (2) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (3) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (4) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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

Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2014, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Notes in effect on each applicable trading day; (2) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls all or any portion of the notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 15, 2018 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their Notes for conversion at any time, regardless of the foregoing circumstances.

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

As of June 30, 2014, the Company had outstanding borrowings of $68.7 million, and deferred financing costs of $2.6 million, related to the Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

Capped Call Transactions

On December 10, 2013, in connection with the pricing of the Notes and the exercise in full of their overallotment option by the underwriters, the Company entered into privately-negotiated capped call transactions (the “Capped Call Transactions”) with Bank of America, N.A., an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Capped Call Transactions initial conversion rate and number of options substantially corresponds to each $1,000 principal amount of Notes. The Company used approximately $7.4 million of the net proceeds from the Notes offering to pay for the cost of the Capped Call Transactions.

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

Wells Fargo line of credit

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on March 31, 2014, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2014. A sub-feature in the line of credit allows for the issuance of up to $7.5 million in letters of credit. As of June 30, 2014, the Company issued a total of $6.4 million in letters of credit under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.0%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Modified Quick Ratio Covenant"), and (ii) not to exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $11.0 million for the three months ended March 31, 2014; $18.0 million for the six months ended June 30, 2014; $22.0 million for the nine months ended September 30, 2014; and $26.0 million for the year ended December 31, 2014 (the "Net Loss Covenant").  The Wells Credit Facility also included a negative covenant limiting 2013 capital expenditures to an aggregate of $6.0 million and 2014 capital expenditures to an aggregate of $13.0 million. The Company was in compliance with the financial covenants as of and for the three and six months ended June 30, 2014.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. No borrowings were outstanding at June 30, 2014.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
United States	$27,992	73.0%	$26,342	77.6%	$51,980	72.6%	$51,069	80.1%

Europe	$7,816	20.4%	$4,126	12.1%	$14,401	20.1%	$7,472	11.7%

Rest of World ("ROW"):
Latin America	$1,309	3.4%	$1,680	4.9%	$2,226	3.1%	$2,253	3.6%
Asia/Pacific	1,210	3.2%	1,816	5.4%	2,984	4.2%	2,954	4.6%
Total ROW	$2,519	6.6%	$3,496	10.3%	$5,210	7.3%	$5,207	8.2%

Revenue	$38,327	100.0%	$33,964	100.0%	$71,591	100.0%	$63,748	100.0%

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of June 30, 2014:

Remainder of 2014	$673
2015	2,066
2016	2,108
2017	2,165
2018	2,229
2019	2,296
2020 and thereafter	25,273
Total	$36,810

Facilities rent expense for the three months ended June 30, 2014 and 2013 were $0.7 million and $0.2 million, respectively. For the six months ended June 30, 2014 and 2013 facilities rent expense were $1.3 million and $0.3 million, respectively.

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

LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against us in the U.S. District Court, District of Delaware, alleging that certain of our products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for sale of our products and injunctive relief. We do not believe that we infringe on any of these patents and we intend to vigorously

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

defend against this matter. The case is currently scheduled for trial in April 2016. We do believe, however, that the outcome will not have a material adverse effect on our financial position, results of operations, or cash flow. However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with LifePort, which could result in a liability. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.

9. Contingently Issuable Common Stock
On October 27, 2010, Endologix, Inc. (the “Company”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nepal Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Nellix, Inc., certain of Nellix’s stockholders named therein and Essex Woodlands Health Ventures, Inc., as representative of the former Nellix stockholders. On December 10, 2010 (the “Nellix Closing Date”), the Company completed the merger (the “Merger”) of Merger Sub with and into Nellix Inc., a pre-revenue, AAA medical device company pursuant to the terms of the Merger Agreement. The purchase price consisted of 3.2 million shares of the Company's common stock, issuable to the former Nellix stockholders as of the Nellix Closing Date, then representing a value of $19.4 million. Additional payments, solely in the form of shares of the Company's common stock (the “Contingent Payment”), will be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”).
The ultimate value of the Contingent Payment will be determined on the date that each Nellix Milestone is achieved. The number of issuable shares will be established using an applicable per share price, which is subject to a ceiling and/or floor, resulting at the closing of the merger in a potential maximum of 10.2 million shares issuable upon the achievement of the Nellix Milestones. As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million.
The Merger Agreement provides that, in addition to the shares of common stock of the Company (the “Common Stock”) issued to the former Nellix stockholders at the closing of the Merger, the former Nellix stockholders are entitled to receive shares of the Common Stock if the Company’s sales of one of Nellix’s products (the “Nellix Product”) outside of the United States exceed $10.0 million within a certain time period following the Company’s receipt of CE mark approval for the Nellix Product (the “OUS Milestone”). The aggregate dollar value of the shares of the Common Stock to be issued upon achievement of the OUS Milestone ranged from a high of $24.0 million to a low of $10.0 million. The price per share of the Common Stock to be issued upon achievement of the OUS Milestone was subject to a floor of $3.50 per share and a ceiling of $7.50 per share.
On June 17, 2014, the Company announced its achievement of the OUS Milestone and the issuance of an aggregate of 2.7 million unregistered shares of the Common Stock (the “OUS Milestone Shares”), plus an amount of cash in lieu of fractional shares, to the former Nellix stockholders. The Company offered and sold the OUS Milestone Shares in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”). The former Nellix stockholders previously gave representations to the Company regarding their investment intent, experience, financial sophistication, access to information regarding the Company and certain other matters to support the Company’s reasonable belief that it could rely upon the foregoing exemptions from registration pursuant to Section 4(2) of the Securities Act. No underwriting discounts or commissions were or will be paid in conjunction with the issuance of the OUS Milestone Shares. The Company previously filed a Registration Statement on Form S-3 (Registration No. 333-171639) (the “Form S-3”) for the purpose of registering for resale shares of the Common Stock issued or issuable pursuant to the Merger Agreement, including the OUS Milestone Shares. The Securities and Exchange Commission declared the Form S-3 effective on January 18, 2011.
If the Company receives approval from the FDA to sell the Nellix Product in the United States (the “PMA Milestone”), the Company will issue additional shares of the Common Stock to the former stockholders of Nellix. The dollar value of the shares of the Common Stock to be issued upon achievement of the PMA Milestone will be equal to $15.0 million (less the dollar value of certain cash payments and other deductions). The price per share of the shares of the Common Stock to be issued upon achievement of the PMA Milestone is subject to a stock price floor of $4.50 per share, but not subject to a stock price ceiling.
As of June 30, 2014 the Company's stock price last closed at $15.21 per share. Thus, had the PMA Milestone been achieved on June 30, 2014, the Contingent Payment would have comprised 1.1 million shares, representing a value of $16.7 million.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The value of the Contingent Payment is derived using a discounted income approach model, with a range of probabilities and assumptions related to the timing and likelihood of achievement of the PMA Milestone (which include Level 3 inputs - see Note 3(e) and the Company's stock price (Level 1 input) as of the balance sheet date). These varying probabilities and assumptions and changes in the Company's stock price have required fair value adjustments of the Contingent Payment in periods subsequent to the Nellix Closing Date.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2013	$60,900
Fair Value Adjustment of Contingent Payment for the six months ended June 30, 2014	(8,028)
Fair Value of OUS Milestone Shares	(38,372)
June 30, 2014	$14,500

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a benefit (provision) for income taxes of $0.1 million and $(0.1) million for the three and six months ended June 30, 2014. The Company's ETR was 0.9% and (3.8)% for the three and six months ended June 30, 2014.  The Company's ETR for the three and six months ended June 30, 2014 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

Endologix®, AFX® and Nellix® are registered trademarks of Endologix, Inc., and Ventana™, VELA™ and the respective product logos are trademarks of Endologix, Inc.

Recent Highlights of Our Product Development Initiatives and Regulatory Approvals

Nellix
In February 2013, our EVAS device, the Nellix EVAS System, commenced limited market introduction in Europe and a limited commercial release is currently underway. In December 2013, we received Investigational Device Exemption approval in the United States to begin a clinical trial which commenced in January 2014.

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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies and estimates during the three and six months ended June 30, 2014.

Results of Operations
Operations Overview - Three and Six Months Ended June 30, 2014 versus 2013
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenue	$38,327	100.0%	$33,964	100.0%	$71,591	100.0%	$63,748	100.0%
Cost of goods sold	9,820	25.6%	8,960	26.4%	18,789	26.2%	16,216	25.4%
Gross profit	28,507	74.4%	25,004	73.6%	52,802	73.8%	47,532	74.6%
Operating expenses:
Research and development	4,458	11.6%	3,822	11.3%	8,563	12.0%	7,341	11.5%
Clinical and regulatory affairs	2,722	7.1%	2,189	6.4%	4,922	6.9%	4,553	7.1%
Marketing and sales	19,167	50.0%	16,520	48.6%	35,311	49.3%	32,044	50.3%
General and administrative	5,932	15.5%	4,993	14.7%	13,094	18.3%	10,604	16.6%
Total operating expenses	32,279	84.2%	27,524	81.0%	61,890	86.4%	54,542	85.5%
Loss from operations	(3,772)	(9.8)%	(2,520)	(7.4)%	(9,088)	(12.7)%	(7,010)	(10.9)%
Total other income (expense)	(5,301)	(13.8)%	8,046	23.7%	5,526	7.7%	3,540	5.6%
Net income (loss) before income tax expense	(9,073)	(23.6)%	5,526	16.3%	(3,562)	(5.0)%	(3,470)	(5.3)%
Income tax benefit (expense)	80	0.2%	144	0.4%	(136)	(0.2)%	(195)	(0.3)%
Net income (loss)	$(8,993)	(23.4)%	$5,670	16.7%	$(3,698)	(5.2)%	$(3,665)	(5.6)%

Comparison of the Three Months Ended June 30, 2014 versus 2013
Revenue

	Three Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Revenue	$38,327	$33,964	$4,363	12.8%

Our 12.8% revenue increase of $4.4 million over the prior year period primarily resulted from:

(i) a $3.7 million increase in European sales volume due to strong direct sales growth related to both Nellix and AFX;

(ii) a $1.7 million increase in U.S. sales procedures due to continued physician adoption of AFX;

(iii) a decrease in sales volume to Latin America and our Asia Pacific markets.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Cost of goods sold	$9,820	$8,960	$860	9.6%
Gross profit	28,507	25,004	3,503	14.0%
Gross margin percentage (gross profit as a percent of revenue)	74.4%	73.6%
The $0.9 million increase in cost of goods sold was primarily driven by our revenue increase of $4.4 million.

Gross margin for the three months ended June 30, 2014 increased to 74.4% from 73.6% for the three months ended June 30, 2013. The increase in gross margin is primarily due to a $1.2 million decrease in charges to adjust our inventory to its net realizable value. This was partially offset by product and geography mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX.
Operating Expenses

	Three Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Research and development	$4,458	$3,822	$636	16.6%
Clinical and regulatory affairs	2,722	2,189	533	24.3%
Marketing and sales	19,167	16,520	2,647	16.0%
General and administrative	5,932	4,993	939	18.8%
Research and Development. The $0.6 million increase in research and development expenses was primarily attributable to continued product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $0.5 million increase in clinical expenses is due to continued patient and outside services costs to support ongoing clinical trials.
Marketing and Sales. The $2.6 million increase in marketing and sales expenses for the three months ended June 30, 2014, as compared to the prior year period, was primarily related to increased investments in our European sales force and marketing activities.
General and Administrative. The $0.9 million increase in general and administrative expenses is primarily attributable to professional fees, audit fees and expense to support the continued growth in Europe.
Other income (expense), net

	Three Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(5,301)	$8,046	(13,347)	>100%
Other Income (Expense), Net. Other expense for the three months ended June 30, 2014 includes a non-cash expense of $3.8 million which reflects an increase in the fair value of the Nellix Contingent consideration, which was almost entirely related to the increase in Endologix's stock price during the quarter (see Note 9) along with interest expense associated with our convertible notes. Other income for the three months ended June 30, 2013 includes non-cash income of $7.6 million, which reflects a decrease in the fair value of the Nellix Contingent consideration.

Provision for Income Taxes

	Three Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Income tax benefit	$80	$144	$(64)	(44.4)%
Our income tax benefit was $0.1 million and our effective tax rate was 0.9% for the three months ended June 30, 2014 due to our tax positions in various jurisdictions. During the three months ended June 30, 2014 and 2013, we had operating legal entities in the U.S., Italy, New Zealand, Switzerland and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Six Months Ended June 30, 2014 versus 2013
Revenue

	Six Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Revenue	$71,591	$63,748	$7,843	12.3%

Our 12.3% revenue increase of $7.8 million over the prior year period primarily resulted from:

(i) a $6.9 million increase in European sales volume due to strong direct sales growth related to both Nellix and AFX;

(ii) a $0.9 million increase in U.S. sales procedures due to continued physician adoption of AFX.

(iii) sales volume to Latin America and our Asia Pacific markets remained flat.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Cost of goods sold	$18,789	$16,216	$2,573	15.9%
Gross profit	52,802	47,532	5,270	11.1%
Gross margin percentage (gross profit as a percent of revenue)	73.8%	74.6%
The $2.6 million increase in cost of goods sold was driven by our revenue increase of $7.8 million.

Gross margin for the six months ended June 30, 2014 decreased to 73.8% from 74.6% for the six months ended June 30, 2013. The increase in cost of goods sold, and corresponding decrease to gross margin is due to geography and product mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX. This increase in cost was partially offset by a decrease in charges to adjust our inventory to its net realizable value.

Operating Expenses

	Six Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Research and development	$8,563	$7,341	$1,222	16.6%
Clinical and regulatory affairs	4,922	4,553	369	8.1%
Marketing and sales	35,311	32,044	3,267	10.2%
General and administrative	13,094	10,604	2,490	23.5%
Research and Development. The $1.2 million increase in research and development expenses was primarily attributable to continued product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $0.4 million increase in clinical expenses is due to continued patient and outside services costs to support ongoing clinical trials.
Marketing and Sales. The $3.3 million increase in marketing and sales expenses for the six months ended June 30, 2014, as compared to the prior year period, was primarily related to increased investments in our European sales force and marketing activities.
General and Administrative. The $2.5 million increase in general and administrative expenses is primarily attributable to professional fees, audit fees and expense to support the continued growth in Europe.
Other income (expense), net

	Six Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Other income, net	$5,526	$3,540	1,986	56.1%
Other Income (Expense), Net. Other Income for the six months ended June 30, 2014 includes a non-cash benefit of $8.0 million, which reflects a decrease in the fair value of the Nellix contingent consideration, which was related to the decrease in Endologix's stock price during the six months ended June 30, 2014 (see Note 9). Partially offsetting this fair value adjustment is interest expense associated with our convertible notes.
Provision for Income Taxes

	Six Months Ended June 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Income tax expense	$(136)	$(195)	$59	(30.3)%
Our income tax expense was $0.1 million and our effective tax rate was (3.8)% for the six months ended June 30, 2014. During the six months ended June 30, 2014 and 2013, we had operating legal entities in the U.S., Italy, New Zealand, Switzerland and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S (see Note 10).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2014, December 31, 2013, and June 30, 2013:

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands, except financial metrics data)
Cash and cash equivalents	$31,843	$95,152	$39,807
Marketable securities	78,941	31,313	—
Accounts receivable, net	26,714	24,972	28,245
Total current assets	170,719	173,633	93,138
Total current liabilities	28,589	67,335	21,353
Working capital surplus (a)	142,130	106,298	71,785
Current ratio (b)	6.0	2.6	4.4
Days sales outstanding ("DSO") (c)	63	65	76
Inventory turnover (d)	1.5	1.7	2.0

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
Operating Activities
Cash used in operating activities was $10.2 million for the six months ended June 30, 2014 as compared to cash used in operating activities of $1.7 million in the prior year period. The cash used in operating activities primarily consisted of (i) a change in the fair value of the Nellix contingent consideration of $8.0 million; (ii) inventory purchases of $8.8 million; offset by an increase in accounts payable of $3.9 million and accretion of interest on convertible note by $1.6 million.
During the six months ended June 30, 2014, and 2013 our cash collections from customers totaled $71.0 million and $60.1 million, respectively, representing 99% and 94.0% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2014 was $54.3 million, as compared to cash used in investing activities of $1.4 million in the prior year period. The cash used in investing activities primarily consisted of $5.7 million used for machinery and equipment purchases and $74.1 million used to purchase marketable debt securities; offset by $25.6 million in maturities of marketable securities.
Financing Activities
Cash provided by financing activities was $1.1 million for the six months ended June 30, 2014, as compared to cash used in financing activities of $2.4 million in the prior year period. Cash used in financing activities consisted of $1.4 million used in minimum tax withholding paid on behalf of employees for restricted stock units; offset by proceeds of $1.1 million from the exercise of stock options and proceeds from employee stock purchase plan of $1.4 million.
Credit Arrangements
See Note 6 of the Notes to the Condensed Consolidated Financial Statements. We were in compliance with all debt covenants as of June 30, 2014.

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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Since our customers operate in certain countries such as Greece and Italy, where adverse economic conditions persist, it increases the risk of our inability to collect amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $0.2 million as of June 30, 2014, represents our best estimate of the amount of probable credit losses in our existing accounts receivable.

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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of June 30, 2014, these subsidiaries and branches hold an aggregate $6.5 million in foreign bank accounts to fund their local operations. A portion of these balances related to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of June 30, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2014	2015	2016	2017	2018	2019	2020 and thereafter
Long-term debt obligations	$86,250	$—	$—	$—	$—	$86,250	$—	$—
Interest on debt obligations	8,734	970	1,941	1,941	1,941	1,941	—	—
Operating lease obligations	36,810	673	2,066	2,108	2,165	2,229	2,296	25,273
Total	$131,794	$1,643	$4,007	$4,049	$4,106	$90,420	$2,296	$25,273

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

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $82,910 increase in the fair value of our investments as of June 30, 2014. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are also exposed to market risk for changes in interest rates on the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of June 30, 2014, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.2 million of losses and $0.2 million of gain during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2014, our primary exposure to foreign currency rates related to our Europe operations.

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
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS.

Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for discussion of legal proceedings.

Item 6.	EXHIBIT INDEX.
The following exhibits are filed or furnished herewith:

Exhibit 3.1		Amended and Restated Certificate of Incorporation, as amended.

Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS		XBRL Instance Document

Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Lin Base Document

Exhibit 101.DEF		XBRL Taxonomy Extension Definition Link Base Document

Exhibit 101.LAB		XBRL Taxonomy Extension Label Link Base Document

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Link Base Document

(1)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

July 31, 2014	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

July 31, 2014	/s/ Shelley B. Thunen
Chief Financial Officer (Principal Financial and Accounting Officer)