Form 10-Q
period 2014-09-30
ENDOLOGIX INC /DE/
filed 2014-11-04
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
2 Musick, Irvine, California 92618
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 27, 2014, there were 66,988,369 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$27,537	$95,152
Marketable securities	72,962	31,313
Accounts receivable, net allowance for doubtful accounts of $194 and $399, respectively.	25,702	24,972
Other receivables	878	310
Inventories	27,746	19,558
Prepaid expenses and other current assets	3,564	2,328
Total current assets	$158,389	$173,633
Property and equipment, net	23,063	7,338
Goodwill	28,944	29,103
Intangibles, net	42,739	43,096
Deposits and other assets	3,167	3,027
Total assets	$256,302	$256,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,804	$6,265
Accrued payroll	13,021	11,476
Accrued expenses and other current liabilities	5,427	3,094
Contingently issuable common stock	—	46,500
Total current liabilities	$29,252	$67,335
Deferred income tax	820	1,135
Deferred rent	7,982	1,585
Contingently issuable common stock	14,300	14,400
Convertible notes	69,554	67,101
Total liabilities	$121,908	$151,556
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized. 67,149,951 and 63,866,392 shares issued, respectively. 66,988,369 and 63,866,392 shares outstanding, respectively.	67	64
Treasury stock, at cost, 161,582 and 0 shares, respectively.	(2,320)	—
Additional paid-in capital	368,735	321,756
Accumulated deficit	(233,718)	(216,082)
Accumulated other comprehensive income (loss)	1,630	(1,097)
Total stockholders’ equity	$134,394	$104,641
Total liabilities and stockholders’ equity	$256,302	$256,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$37,150	$33,260	$108,741	$97,008
Cost of goods sold	13,573	7,362	32,362	23,578
Gross profit	23,577	25,898	76,379	73,430
Operating expenses:
Research and development	5,313	5,160	13,876	12,501
Clinical and regulatory affairs	2,482	2,005	7,404	6,558
Marketing and sales	18,438	15,191	53,748	47,235
General and administrative	6,271	5,760	19,366	16,364
Total operating expenses	32,504	28,116	94,394	82,658
Loss from operations	(8,927)	(2,218)	(18,015)	(9,228)
Other income (expense):
Interest income	63	13	189	33
Interest expense	(1,422)	(7)	(4,261)	(10)
Other income (expense), net	(4,198)	994	(3,987)	2,117
Change in fair value of contingent consideration related to acquisition	200	(7,600)	8,228	(5,200)
Total other income (expense)	(5,357)	(6,600)	169	(3,060)
Net loss before income tax benefit (expense)	$(14,284)	$(8,818)	$(17,846)	$(12,288)
Income tax benefit (expense)	346	(172)	210	(367)
Net loss	$(13,938)	$(8,990)	$(17,636)	$(12,655)
Other comprehensive income (loss) foreign currency translation	2,704	(477)	2,727	(334)
Comprehensive loss	$(11,234)	$(9,467)	$(14,909)	$(12,989)

Basic and diluted loss per share	$(0.21)	$(0.14)	$(0.28)	$(0.20)
Shares used in computing basic and diluted net loss per share	65,494	62,730	63,444	62,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(17,636)	$(12,655)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,938	1,787
Stock-based compensation	5,568	6,046
Change in fair value of contingent consideration related to acquisition	(8,228)	5,200
Research and development license	—	752
Accretion of interest on convertible note	2,453	—
Amortization of deferred financing costs	303	—
Non-cash foreign exchange gain	4,050	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,343)	(968)
Inventories	(8,512)	93
Prepaid expenses and other current assets	(880)	(622)
Accounts payable	2,208	(1,125)
Accrued payroll	1,576	2,351
Accrued expenses and other liabilities	3,231	637
Other liabilities	—	100
Net cash (used in) provided by operating activities	$(15,272)	$1,596
Cash flows from investing activities:
Purchases of marketable securities	(107,454)	—
Maturities of marketable securities	64,820	—
Purchases of property and equipment	(9,902)	(1,620)
Net cash used in investing activities	$(52,536)	$(1,620)
Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase plan	1,446	1,646
Proceeds from exercise of stock options	1,596	3,160
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,320)	—
Funding of restricted cash account	—	5,395
Release of restricted cash account	—	(5,395)
Net cash provided by financing activities	$722	$4,806
Effect of exchange rate changes on cash and cash equivalents	(529)	(414)
Net decrease in cash and cash equivalents	$(67,615)	$4,368
Cash and cash equivalents, beginning of period	95,152	45,118
Cash and cash equivalents, end of period	$27,537	$49,486
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,047	$—
Cash paid for income taxes	239	—
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$6,669	$—
Fair value of OUS Milestone Shares (note 9)	38,372	—
Acquisition of property and equipment included in accounts payable	2,351	—

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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and nine months ended September 30, 2014 and 2013, there were no related party transactions.

The interim financial data as of September 30, 2014 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and nine months ended September 30, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014.

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three and nine months ended September 30, 2014, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 1, "Summary of Significant Accounting Policies", in Part II, Item 8 of our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2014.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Production equipment, molds, and office furniture	$11,540	$8,033
Computer hardware and software	5,061	3,290
Leasehold improvements	15,093	3,058
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	2,548	2,594
Property and equipment, at cost	$34,242	$16,975
Accumulated depreciation	(11,179)	(9,637)
Property and equipment, net	$23,063	$7,338

Depreciation expense for property and equipment for the three months ended September 30, 2014, and 2013 was $0.6 million, and $0.5 million, respectively. For the nine months ended September 30, 2014, and 2013 depreciation expense for property and equipment was $1.6 million, and $1.6 million, respectively.

(b) Inventories

Inventories consisted of the following:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	September 30, 2014	December 31, 2013
Raw materials	$5,572	$3,793
Work-in-process	6,589	4,539
Finished goods	15,585	11,226
Inventories	$27,746	$19,558

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	September 30, 2014	December 31, 2013
Goodwill (1)	$28,944	$29,103

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(231)	(48)
Developed technology, net	$39,869	$40,052

Patent	$100	$100
Accumulated amortization	(100)	(95)
Patent, net	$—	$5

License	$100	$100
Accumulated amortization	(63)	(41)
License, net	$37	$59

Customer relationships (1)	$501	$544
Accumulated amortization	(376)	(272)
Customer relationships, net	$125	$272

Intangible assets (excluding goodwill), net	$42,739	$43,096
(1) Difference in the value between these dates is solely due to a foreign currency translation adjustment.
(2) Was reclassified in the first quarter of 2013 from in-process research and development to finite lived intangibles, which coincided with the European commercial launch of the product (Nellix EVAS System) associated with this intangible asset. A significant portion of this intangible asset will not begin amortization until the U.S. launch of this product, currently scheduled for 2016.
Amortization expense for intangible assets for the three months ended September 30, 2014, and 2013 was $0.1 million, and $0.1 million respectively. For the nine months ended September 30, 2014, and 2013 amortization expense for intangible assets was $0.3 million, and $0.2 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Amortization Expense
Remainder of 2014	$110
2015	567
2016	946
2017	2,206
2018	3,682
2019	4,735
2020 & Thereafter	27,785
Total	$40,031

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at September 30, 2014 and December 31, 2014:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Asset backed securities	$5,181	$1	$—	$5,182
Corporate bonds	20,425	2	(11)	20,416
Commercial paper	48,174	6	(2)	48,178
Total	$73,780	$9	$(13)	$73,776

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Asset backed securities	$1,405	$—	$—	$1,405
Commercial paper	29,908	3	(3)	29,908
Total	$31,313	$3	$(3)	$31,313

At September 30, 2014, the Company’s investments included 15 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $13 thousand and a total fair market value of approximately $73.8 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 8 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three and nine months ended September 30, 2014.

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2014
Cash and cash equivalents	$27,537	$—	$—	$27,537
Contingently issuable common stock	—	—	14,300	14,300
At December 31, 2013
Cash and cash equivalents	$95,152	$—	$—	$95,152
Contingently issuable common stock	$—	$—	60,900	60,900

There were no re-measurements to fair value during the nine months ended September 30, 2014 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the nine months ended September 30, 2014.

(f) Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $77.1 million as of September 30, 2014 and $84.9 million as of December 31, 2013.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of certain marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2014 and 2013, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$240	$123	$643	$500
Operating expenses:
Research and development	207	116	543	512
Clinical and regulatory affairs	(195)	390	67	828
Marketing and sales	931	736	2,125	2,401
General and administrative	632	354	2,190	1,805
Total operating expenses	$1,575	$1,596	$4,925	$5,546
Total	$1,815	$1,719	$5,568	$6,046

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(13,938)	$(8,990)	$(17,636)	$(12,655)
Shares used in computing basic and diluted net loss per share	65,494	62,730	63,444	62,407
Basic and diluted net loss per share	$(0.21)	$(0.14)	$(0.28)	$(0.20)

The following outstanding Company securities were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Common stock options	1,816	2,390	1,881	2,411
Restricted stock awards	240	398	360	394
Restricted stock units	162	229	191	219
Total	2,218	3,017	2,432	3,024
As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Notes”) in an underwritten public offering. Upon any conversion, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of dilutive earnings per share because the impact of these securities would be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Conversion of the Notes	3,588	—	3,588	—

The effect of the contingently issuable common stock is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Upon conversion, the Company will, at its election, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

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

As of September 30, 2014, the Company had outstanding borrowings of $69.6 million, and deferred financing costs of $2.5 million, related to the Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Wells Fargo line of credit

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on March 31, 2014, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2014. A sub-feature in the line of credit allows for the issuance of up to $7.5 million in letters of credit. As of September 30, 2014, the Company issued a total of $6.4 million in letters of credit under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.0%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Modified Quick Ratio Covenant"), and (ii) not to exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $11.0 million for the three months ended March 31, 2014; $18.0 million for the six months ended June 30, 2014; $22.0 million for the nine months ended September 30, 2014; and $26.0 million for the year ended December 31, 2014 (the "Net Loss Covenant").  The Wells Credit Facility also includes a negative covenant limiting 2013 capital expenditures to an aggregate of $6.0 million and 2014 capital expenditures to an aggregate of $13.0 million.

The Company was not in compliance with the Net Loss Covenant for the nine months ended September 30, 2014. The Company obtained a waiver for the breach of the Net Loss Covenant from Wells on October 24, 2014, whereby Wells agreed to forbear from enforcing its default rights under the Wells Credit Facility and allows for the continued ability to borrow under the revolving credit facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. No borrowings were outstanding at September 30, 2014.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
United States	$27,067	72.9%	$26,508	79.7%	$79,048	72.7%	$77,578	80.0%

Europe	$6,937	18.7%	$3,471	10.4%	$21,337	19.6%	$10,943	11.3%

Rest of World ("ROW"):
Latin America	$1,858	5.0%	$1,600	4.8%	$4,085	3.8%	$3,853	4.0%
Asia/Pacific	1,288	3.5%	1,681	5.1%	4,271	3.9%	4,634	4.7%
Total ROW	$3,146	8.5%	$3,281	9.9%	$8,356	7.7%	$8,487	8.7%

Revenue	$37,150	100.0%	$33,260	100.0%	$108,741	100.0%	$97,008	100.0%

8. Commitments and Contingencies

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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of September 30, 2014:

Remainder of 2014	$518
2015	2,117
2016	2,158
2017	2,191
2018	2,229
2019	2,296
2020 and thereafter	25,273
Total	$36,782

Facilities rent expense for the three months ended September 30, 2014 and 2013 were $0.7 million and $0.2 million, respectively. For the nine months ended September 30, 2014 and 2013, facilities rent expense were $2.1 million and $0.5 million, respectively.

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

9. Contingently Issuable Common Stock
On October 27, 2010, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nepal Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Nellix, Inc., certain of Nellix’s stockholders named therein and Essex Woodlands Health Ventures, Inc., as representative of the former Nellix stockholders. On December 10, 2010 (the “Nellix Closing Date”), the Company completed the merger (the “Merger”) of Merger Sub with and into Nellix Inc., a pre-revenue, AAA medical device company pursuant to the terms of the Merger Agreement. The purchase price consisted of 3.2 million shares of the Company's common stock, issuable to the former Nellix stockholders as of the Nellix Closing Date, then representing a value of $19.4 million. Additional payments, solely in the form of shares of the Company's common stock (the “Contingent Payment”), will be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”).
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

As of September 30, 2014 the Company's stock price last closed at $10.60 per share. Thus, had the PMA Milestone been achieved on September 30, 2014, the Contingent Payment would have comprised 1.1 million shares, representing a value of $11.7 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2013	$60,900
Fair Value Adjustment of Contingent Payment for the nine months ended September 30, 2014	(8,228)
Fair Value of OUS Milestone Shares	(38,372)
September 30, 2014	$14,300

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a benefit for income taxes of $0.3 million and $0.2 million for the three and nine months ended September 30, 2014. The Company's ETR was 2.4% and 1.2% for the three and nine months ended September 30, 2014.  The Company's ETR for the three and nine months ended September 30, 2014 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

11. Subsequent Event
In the fourth quarter the Company signed an amendment with a distributor that includes a provision to acquire existing and future regulatory approvals for a total of $4.5 million.  The Company expects to pay a total of $3.5 million in the fourth quarter of 2014 and $1.0 million in 2015.

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

Recent Highlights of Our Product Development Initiatives, Clinical Trials and Regulatory Approvals

Nellix
In February 2013, the Nellix EVAS System, commenced limited market introduction in Europe and a controlled commercial launch is currently underway. In December 2013, we received Investigational Device Exemption approval in the United States to begin a clinical trial which commenced in January 2014. The study is a prospective single arm registry and designed to enroll approximately 180 patients in 30 centers.

In October 2013, we initiated the EVAS FORWARD global registry. The registry is a prospective study designed to capture real-world clinical results with the Nellix device in up to 300 patients in 30 international centers. The study will utilize an independent core lab and include follow-up for five years. In September 2014, we announced completion of patient enrollment in the Nellix EVAS FORWARD global registry.

AFX

In February 2014, we launched a new proximal extension in the US, VELA, designed specifically for the treatment of proximal aortic neck anatomies. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. The VELA launch is expected in Europe in the first quarter of 2015.

In September 2014, we announced a new clinical study called LEOPARD (Looking at EVAR Outcomes by Primary Analysis of Randomized Data). The study will provide a real-world comparison of the AFX system versus other commercially available EVAR devices. The LEOPARD study is designed to enroll 600 patients at 60 leading centers throughout the United States and is expected to commence in the first quarter of 2015. The centers will be a mix of current and new Endologix customers, with each site selecting one competitive device to randomize against AFX. The LEOPARD study is being led by an independent steering committee of thought leading physicians who will be involved with the study and responsible for presenting the results over the five-year follow-up period.

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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies and estimates during the three and nine months ended September 30, 2014.

Results of Operations
Operations Overview - Three and Nine Months Ended September 30, 2014 versus 2013
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenue	$37,150	100.0%	$33,260	100.0%	$108,741	100.0%	$97,008	100.0%
Cost of goods sold	13,573	36.5%	7,362	22.1%	32,362	29.8%	23,578	24.3%
Gross profit	23,577	63.5%	25,898	77.9%	76,379	70.2%	73,430	75.7%
Operating expenses:
Research and development	5,313	14.3%	5,160	15.5%	13,876	12.8%	12,501	12.9%
Clinical and regulatory affairs	2,482	6.7%	2,005	6.0%	7,404	6.8%	6,558	6.8%
Marketing and sales	18,438	49.6%	15,191	45.7%	53,748	49.4%	47,235	48.7%
General and administrative	6,271	16.9%	5,760	17.3%	19,366	17.8%	16,364	16.9%
Total operating expenses	32,504	87.5%	28,116	84.5%	94,394	86.8%	82,658	85.2%
Loss from operations	(8,927)	(24.0)%	(2,218)	(6.7)%	(18,015)	(16.6)%	(9,228)	(9.5)%
Total other income (expense)	(5,357)	(14.4)%	(6,600)	(19.8)%	169	0.2%	(3,060)	(3.2)%
Net loss before income tax benefit (expense)	(14,284)	(38.4)%	(8,818)	(26.5)%	(17,846)	(16.4)%	(12,288)	(12.7)%
Income tax benefit (expense)	346	0.9%	(172)	(0.5)%	210	0.2%	(367)	(0.4)%
Net loss	$(13,938)	(37.5)%	$(8,990)	(27.0)%	$(17,636)	(16.2)%	$(12,655)	(13.0)%

Comparison of the Three Months Ended September 30, 2014 versus 2013
Revenue

	Three Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Revenue	$37,150	$33,260	$3,890	11.7%

Our 11.7% revenue increase of $3.9 million over the prior year period primarily resulted from:

(i) a $3.5 million increase in European sales volume due to strong direct sales growth related to Nellix;

(ii) a $0.6 million increase in U.S. sales procedures due to continued physician adoption of AFX;

(iii) a decrease in sales volume to Japan, partially offset by an increase in sales volume to Latin America.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Cost of goods sold	$13,573	$7,362	$6,211	84.4%
Gross profit	23,577	25,898	(2,321)	(9.0)%
Gross margin percentage (gross profit as a percent of revenue)	63.5%	77.9%
The $6.2 million increase in cost of goods sold was primarily driven by our revenue increase of $3.9 million and $4.7 million inventory write-off.

Gross margin for the three months ended September 30, 2014 decreased to 63.5% from 77.9% for the three months ended September 30, 2013. The decrease in gross margin is primarily due to the inventory write-off of $4.7 million in the third quarter of 2014 for product inventory that was replaced with our new DURAPLYTM ePTFE Graft Material for the AFX® Endovascular AAA System. The decrease is also due to product and geography mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX.
Operating Expenses

	Three Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Research and development	$5,313	$5,160	$153	3.0%
Clinical and regulatory affairs	2,482	2,005	477	23.8%
Marketing and sales	18,438	15,191	3,247	21.4%
General and administrative	6,271	5,760	511	8.9%
Research and Development. The $0.2 million increase in research and development expenses was primarily attributable to continued product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $0.5 million increase in clinical expenses is due to continued patient and outside services costs to support ongoing clinical trials.
Marketing and Sales. The $3.2 million increase in marketing and sales expenses for the three months ended September 30, 2014, as compared to the prior year period, was primarily related to an increase in European sales personnel and marketing costs, with a slight increase in US sales and marketing activities.
General and Administrative. The $0.5 million increase in general and administrative expenses is primarily attributable to professional fees, audit fees and expense to support the continued growth in Europe.
Other income (expense), net

	Three Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(5,357)	$(6,600)	1,243	(18.8)%
Other Income (Expense), Net. Other expense for the three months ended September 30, 2014 includes $4.2 million net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our convertible notes of $1.4 million.

Provision for Income Taxes

	Three Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$346	$(172)	$518	>100%
Our income tax benefit was $0.3 million and our effective tax rate was 2.4% for the three months ended September 30, 2014 due to our tax positions in various jurisdictions. During the three months ended September 30, 2014 and 2013, we had operating legal entities in the U.S., Italy, New Zealand, and the Netherlands (including registered sales branches in certain countries in Europe). During the three months ended September 30, 2014, we also had an operating entity in Switzerland. We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S. (see Note 10).
Comparison of the Nine Months Ended September 30, 2014 versus 2013
Revenue

	Nine Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Revenue	$108,741	$97,008	$11,733	12.1%

Our 12.1% revenue increase of $11.7 million over the prior year period primarily resulted from:

(i) a $10.4 million increase in European sales volume due to strong direct sales growth related to Nellix;

(ii) a $1.5 million increase in U.S. sales procedures due to continued physician adoption of AFX;

(iii) a decrease in sales volume to Japan, partially offset by an increase in sales volume to Latin America.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Cost of goods sold	$32,362	$23,578	$8,784	37.3%
Gross profit	76,379	73,430	2,949	4.0%
Gross margin percentage (gross profit as a percent of revenue)	70.2%	75.7%
The $8.8 million increase in cost of goods sold was driven by our revenue increase of $11.7 million and $4.7 million inventory write-off.
Gross margin for the nine months ended September 30, 2014 decreased to 70.2% from 75.7% for the nine months ended September 30, 2013. The decrease in gross margin is primarily due to the inventory write-off of $4.7 million in the third quarter of 2014 for product inventory that was replaced with our new DURAPLYTM ePTFE Graft Material for the AFX® Endovascular AAA System. The decrease is also due to product and geography mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX.
Operating Expenses

	Nine Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Research and development	$13,876	$12,501	$1,375	11.0%
Clinical and regulatory affairs	7,404	6,558	846	12.9%
Marketing and sales	53,748	47,235	6,513	13.8%
General and administrative	19,366	16,364	3,002	18.3%
Research and Development. The $1.4 million increase in research and development expenses was primarily attributable to continued product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $0.8 million increase in clinical expenses is due to continued patient and outside services costs to support ongoing clinical trials.
Marketing and Sales. The $6.5 million increase in marketing and sales expenses for the nine months ended September 30, 2014, as compared to the prior year period, is primarily attributable to increases in European sales personnel, travel and trade shows; other European marketing costs; and US sales and marketing activities.
General and Administrative. The $3.0 million increase in general and administrative expenses is primarily attributable to professional fees, audit fees and expense to support the continued growth in Europe.
Other income (expense), net

	Nine Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Other income (expense), net	$169	$(3,060)	3,229	>100%
Other Income (Expense), Net. Other Income for the nine months ended September 30, 2014 includes a non-cash benefit of $8.2 million, which reflects a decrease in the fair value of the Nellix contingent consideration, which was related to the decrease in our stock price during the nine months ended September 30, 2014 (see Note 9). This was offset by $4.0 million net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our convertible notes of $4.3 million.

Provision for Income Taxes

	Nine Months Ended September 30,
	2014	2013	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$210	$(367)	$577	>100%
Our income tax benefit was $0.2 million and our effective tax rate was 1.2% for the nine months ended September 30, 2014. During the nine months ended September 30, 2014 and 2013, we had operating legal entities in the U.S., Italy, New Zealand, and the Netherlands (including registered sales branches in certain countries in Europe). During the nine months ended September 30, 2014, we also had an operating entity in Switzerland. We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S (see Note 10).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2014, December 31, 2013, and September 30, 2013:

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands, except financial metrics data)
Cash and cash equivalents	$27,537	$95,152	$49,486
Marketable securities	$72,962	$31,313	$—
Accounts receivable, net	$25,702	$24,972	$23,568
Total current assets	$158,389	$173,633	$93,394
Total current liabilities	$29,252	$67,335	$18,978
Working capital surplus (a)	$129,137	$106,298	$74,416
Current ratio (b)	5.4	2.6	4.9
Days sales outstanding ("DSO") (c)	64	65	65
Inventory turnover (d)	1.9	1.7	1.7

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
Operating Activities
Cash used in operating activities was $15.3 million for the nine months ended September 30, 2014 as compared to cash provided in operating activities of $1.6 million in the prior year period. The cash used in operating activities primarily consisted of (i) a non-cash change in the fair value of the Nellix contingent consideration of $8.2 million; (ii) inventory purchases of $8.5 million; offset by non-cash stock-based compensation of $5.6 million, an increase in accounts payable of $2.2 million and non-cash accretion of interest on convertible note by $2.5 million.
During the nine months ended September 30, 2014, and 2013 our cash collections from customers totaled $109.0 million and $95.5 million, respectively, representing 100.2% and 98.0% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014 was $52.5 million, as compared to cash used in investing activities of $1.6 million in the prior year period. The cash used in investing activities primarily consisted of $9.9 million used for machinery and equipment purchases and $107.5 million used to purchase marketable debt securities; offset by $64.8 million in maturities of marketable securities.
Financing Activities
Cash provided by financing activities was $0.7 million for the nine months ended September 30, 2014, as compared to cash provided by financing activities of $4.8 million in the prior year period. Cash provided by financing activities consisted of $1.6 million from the exercise of stock options and proceeds from employee stock purchase plan of $1.4 million; offset by $2.3 million used in minimum tax withholding paid on behalf of employees for restricted stock units.
Credit Arrangements
See Note 6 of the Notes to the Condensed Consolidated Financial Statements.
We were not in compliance with the Net Loss Covenant for the nine months ended September 30, 2014. We obtained a waiver for the breach of the Net Loss Covenant from Wells on October 24, 2014, whereby Wells agreed to forbear from enforcing their default rights under the Wells Credit Facility and allows for the continued ability to borrow under the revolving credit facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.
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

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Since our customers operate in certain countries such as Greece and Italy, where adverse economic conditions persist, it increases the risk of our inability to collect amounts due to us from them. To determine our allowance for doubtful accounts we consider these factors and other relevant considerations. Our allowance for doubtful accounts of $0.2 million as of September 30, 2014, represents our best estimate of the amount of credit losses in our existing accounts receivable.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of September 30, 2014, these subsidiaries and branches hold an aggregate $7.7 million in foreign bank accounts to fund their local operations. A portion of these balances related to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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

Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of September 30, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2014	2015	2016	2017	2018	2019	2020 and thereafter
Long-term debt obligations	$86,250		$—	$—	$—	$86,250	$—	$—
Interest on debt obligations	8,734	970	1,941	1,941	1,941	1,941	—	—
Operating lease obligations	36,782	518	2,117	2,158	2,191	2,229	2,296	25,273
Total	$131,766	$1,488	$4,058	$4,099	$4,132	$90,420	$2,296	$25,273

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

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $69,178 increase in the fair value of our investments as of September 30, 2014. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are also exposed to market risk for changes in interest rates on the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of September 30, 2014, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $4.3 million of losses and $4.1 million of losses during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, our primary exposure to foreign currency rates related to our European operations.

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
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENDOLOGIX, INC.

November 4, 2014	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 4, 2014	/s/ Shelley B. Thunen
Chief Financial Officer (Principal Financial and Accounting Officer)