Form 10-K
period 2014-12-31
ENDOLOGIX INC /DE/
filed 2015-03-02
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
2 Musick, Irvine, California 92618
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,017,691,944 (based upon the $15.21 closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2014, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On February 20, 2015, approximately 67,194,063 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2015.

Cautionary Note Concerning Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	continued market acceptance of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to successfully commercialize products which incorporate the technology obtained in our acquisition of Nellix, Inc. (“Nellix”);

•	our ability to effectively develop new or complementary technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims and litigation expenses;

•	reputational damage to our products caused by mis-use or off-label use or government or voluntary product recalls;

•	our utilization of a single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses; and

•	general macroeconomic and world-wide business conditions.

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

PART I

Item 1.	Business

Company Overview
Endologix, Inc., which we refer to herein as (the "Company","we","our" or "us") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. The products are intended for the treatment of abdominal aortic aneurysms ("AAA"). The AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The current EVAR products include the Endologix AFX Endovascular AAA System (“AFX”) and the Endologix Powerlink with Intuitrak Delivery System (“Intuitrak”). The current EVAS product is the Nellix EndoVascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of our EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors in certain European countries and elsewhere, provide the sole source of our reported revenue.
The EVAR products consist of (i) a cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (“Stent Graft”) and (ii) an accompanying delivery system. Once fixed in its proper position within the abdominal aorta, the EVAR device provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for aneurysm rupture.
The EVAS product consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. The EVAS product seals the entire aneurysm sac, effectively, excluding the aneurysm sac and reducing the likelihood of future aneurysm rupture. Additionally, it has the potential to reduce the need for post procedural re-interventions.
Within our EVAR platform, AFX is marketed in the United States, Europe, New Zealand and Latin America, and Intuitrak sales are currently limited to Japan. In February 2013, we commenced limited market introduction in Europe of our EVAS device, the Nellix EVAS System, and a controlled commercial launch is currently underway. In December 2013, we received Investigational Device Exemption (“IDE”) approval in the United States to begin a clinical trial for our EVAS device which commenced in January 2014.
Our Mission
Our mission is to be the leading innovator of medical devices to treat aortic disorders. Key elements of our strategy to accomplish this mission are as follows:

•	Focus exclusively on the aorta for the commercialization of innovative products.

•	Design and manufacture EVAR and EVAS products that are easy to use and deliver excellent clinical outcomes.

•	Design EVAR and EVAS products to expand into the treatment of complex anatomies.

•	Provide exceptional clinical and technical support to physicians through an experienced and knowledgeable sales and clinical organization.
Market Overview and Opportunity
AAA Background
Atherosclerosis is a disease which results in the thickening and hardening of arteries, which generally is attributable to genetics, smoking, high blood pressure, and/or high cholesterol damage. This disease generally progresses with age. It affects 5% to 6% of the population over 65.
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
EVAR and EVAS Versus Open Surgical Repair
Our EVAR and EVAS products are used exclusively for minimally-invasive procedures, as opposed to open surgical repair of AAA. Open surgical repair is a highly invasive procedure requiring (i) a large incision in the patient’s abdomen, (ii) withdrawal of the patient’s abdominal organs to gain access to the aneurysm, (iii) the cross clamping of the aorta to stop blood flow, and (iv) implantation of a synthetic graft which is sutured to the aorta, connecting one end above the aneurysm, to the other end below the aneurysm.
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
Market Size
We estimate the global Endovascular AAA market potential to be $3.2 billion. We estimate the traditional aneurysm market potential, defined as aneurysms with aortic neck length greater than or equal to 10mm, to be $1.6 billion. The majority of diagnosed aneurysms in this market can be treated with currently available EVAR products. We estimate that an additional $1.6 billion market opportunity exists for the treatment of challenging anatomies, defined as aneurysms with neck lengths less than 10mm. Currently there are limited options with available EVAR products to treat these short or no neck aortic aneurysms. Below is a table summarizing the market potential and penetration by aneurysm type.

Market Description ($ in millions)	Penetrated	Unpenetrated	Total
Traditional	$1,250	$363	$1,613
Complex	363	1,245	1,608
Total	$1,613	$1,608	$3,221

In 2014, we estimate there were approximately 170,000 AAA (EVAR and surgical repair) procedures globally.

In the U.S. alone, it is estimated that between 1.2 million and 2.0 million people have an AAA and over 200,000 people are diagnosed with AAA in the U.S. annually. Of those diagnosed with an AAA, approximately 58,000 people underwent an AAA repair procedure in the U.S., of which approximately 47,000 were addressed through EVAR.

The age 65 and over population in the U.S. presently numbers approximately 46 million, or 15% of the total population, and is expected to grow to 49 million by 2016. Accordingly, we believe that AAA treatments will naturally increase over time, given this demographic trend.

Since AAAs generally arise in people over the age of 65 and come with little warning, initiatives have been undertaken to increase its screening. The most prominent of these initiatives is the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law in the U.S. on February 8, 2006, began providing coverage on January 1, 2007 and was updated effective January 1, 2014. SAAAVE provides for a one-time free of charge AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease.
Our Products
Our EVAR Platform
Our EVAR products consist of our EVAR Stent Graft and catheter delivery system, branded under the names Powerlink, IntuiTrak, AFX and VELA Proximal Endograft (“VELA"). We believe that our EVAR Platform offers the following advantages over competitors:

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

•
Unique, Minimally Invasive Delivery System. Our AFX product is the only EVAR device with 17F introducer access on the ipsilateral side and 9F introducer access on the contralateral side. Competitive products require between 12F and 22F access on the ipsilateral side and between 11F and 18F on the contralateral side.

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

•
PEVAR - Endologix is the only company that has conducted a US IDE randomized clinical trial and obtained FDA approval for a total percutaneous indication for use (“PEVAR”) specific to our EVAR System. We are now able to train physicians on PEVAR, thus enabling physicians to appropriately learn the technique and properly apply it. Unique to our EVAR System, physicians have the option of treating patients with PEVAR, or with a small incision in only one groin (and percutaneous placement of a non-surgical introducer sheath in the other groin, 3mm in diameter).

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

•
Potentially reduce endoleaks and secondary interventions. Our EVAS product seals the entire aneurysm, reducing the likelihood of many causes of secondary intervention in EVAR procedures. This can potentially reduce long-term follow-up requirements.

•	Low profile introducer. Beneficial for the delivery of the devices in tight access arteries, reducing risk of vascular injuries to the patient.

Our EVAR and EVAS Extensions and Accessories
Aortic Extensions and Limb Extensions. We offer proximal aortic extensions and limb extensions which attach to the "main body" of our EVAR Device, allowing physicians to customize it to fit the patient's anatomy. In February 2014, we launched a new proximal extension in the U.S., VELA, designed specifically for the treatment of proximal aortic neck anatomies. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We began a commercial introduction of VELA in Europe in January 2015.

Accessories. We offer various accessories to facilitate the optimal delivery of our EVAR products, including compatible guidewires, snares, and catheter introducer sheaths.
Our Product Evolution
Our core EVAR product was first commercialized in Europe in 1999 and in the U.S. in 2004. We initially branded it as the Powerlink System ("Powerlink System for AAA"). As our EVAR products evolved, we branded them under the names Powerlink System with Visiflex Delivery System, IntuiTrak, and AFX.

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

•
Nellix EVAS System.  In February 2013, we received CE Mark approval of the Nellix EVAS System.  In February 2013, we commenced a limited market introduction of the Nellix EVAS System in Europe and a controlled commercial launch is currently underway.  In December 2013, we received IDE approval in the United States to begin a clinical trial which commenced in January 2014. Enrollment in the IDE was completed in November 2014. Based upon current assumptions and timelines, we anticipate receiving FDA premarket approval in late 2016.

Manufacturing and Supply
All of our commercial products are manufactured, assembled, and packaged at our 60,000 square foot leased facilities in Irvine, California. In February 2015 we commenced moving all operations into two co-located, leased buildings totaling 129,000 square feet in Irvine, California.
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

Marketing and Sales
We market and sell our products in the U.S. and in 12 Western European countries (United Kingdom, Ireland, France, Germany, Italy, Spain, Switzerland, Netherlands, Austria, Belgium, Luxembourg, and Monaco) through a direct sales force and network of agents.  In 10 other European countries, Japan, 9 countries in South America, New Zealand and Mexico, we sell our EVAR products through exclusive independent distributors or agents. As of February 26, 2015, we marketed our EVAR products in 33 countries outside of the U.S. through a total of 14 independent distributors.  We market our EVAS products through direct sales, agents and distributor channels in Europe and our independent agent in New Zealand.
U.S. We market and sell our products in the U.S. through a direct sales force consisting of (as of December 31, 2014) 69 sales representatives and 26 clinical specialists. The primary customer and decision maker for our products in the U.S. is the vascular surgeon, and to a lesser extent, the cardiovascular surgeon, interventional radiologist and interventional cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and approximately 4,000 physicians in the U.S. that perform EVAR. Approximately 72% of our revenues for the year ended December 31, 2014 were generated from sales of our EVAR products in the U.S.
Europe. Prior to September 2011, our reported revenue to customers outside of the U.S. had been generated exclusively through third-party distributors. As of September 1, 2011, upon mutual agreement for the termination of distribution rights with a significant European distributor, we began direct sales operations in most of Western Europe. We had an aggregate of 31 direct sales, clinical specialists, agents and training personnel as of December 31, 2014. Approximately 20% of our revenues for the year ended December 31, 2013 were generated from sales of our EVAR and EVAS products in Europe.
Asia Pacific. We commenced commercial sales in Japan in February 2007 upon receipt of Japanese regulatory, or Shonin, approval. We have had limited commercial sales in China since September 2009 and we terminated our distributor agreement with our Chinese distributor in 2013. Approximately 4% of our revenues for the year ended December 31, 2014 were generated from distributor sales of our EVAR and EVAS products in Asia Pacific.

South and Central America and Mexico. We have applicable regulatory approvals for Mexico, Argentina, Brazil, Chile, Peru, Ecuador, Venezuela, Costa Rica, Panama and Colombia. We commenced sales in South America and in Mexico in December 2007. Approximately 4% of our revenues for the year ended December 31, 2014 were generated from sales of our EVAR products in South America and Mexico.

See Note 7 of the Notes to the Consolidated Financial Statements for a tabular summary of our revenue by geographic region for the fiscal years 2014, 2013 and 2012.

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
We experience significant competition and we expect that the intensity of competition will increase over time. For example, our major competitors, Medtronic, Inc., W.L. Gore Inc., and Cook Medical Products, Inc., and new market entrants, TriVascular Technologies, Inc. and Lombard Medical Technologies, Inc. each have obtained full regulatory approval for their EVAR products in the U.S. and/or other international markets including Europe. In addition to these major competitors, we also have smaller competitors, and emerging competitors with active EVAR system development programs.
Our major competitors have substantially greater capital resources than we do and also have greater resources in the areas of research and development, obtaining regulatory approvals, manufacturing, marketing, and sales. In addition, these competitors have multiple product offerings, which some physicians and hospitals may find more convenient when developing business relationships. We also compete with other medical device companies for clinical trial sites and for the hiring of qualified personnel, including sales representatives and clinical specialists.

Product Developments and Clinical Trials
Overview
We incurred expenses of $34.9 million in 2014, $24.9 million in 2013, and $22.9 million in 2012, on research and development activities and clinical studies. Our focus is to continually develop innovative and cost-effective medical devices for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Historically, we have focused on developing our EVAR and EVAS to treat infrarenal AAA including initial development of products to treat complex AAAs. However, we expect to devote more resources in the future to continue to develop, enhance and obtain expanded indications for our current EVAR and EVAS products and to develop new product indications to treat more challenging anatomies.
Nellix EVAS System
On December 10, 2010, we completed our acquisition of Nellix (refer to the "Nellix Acquisition and Private Placement Transaction" section below). Using the technology we acquired in the Nellix acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD IDE - Pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. The study is a prospective single arm registry which enroll 180 patients at 30 centers in the U.S., Canada and Europe, of which approximately 25 will be in the U.S. In November 2014, we completed enrollment in the EVAS FORWARD IDE. The patients in this study will be followed for one-year, after which we will submit the final module of the PMA to the FDA. The first patient was treated in January 2014, enrollment was completed in November 2014 and patient follow-up is scheduled for one-year post treatment. We will pursue expanded indications in the future as part of the EVAS FORWARD clinical programs.

•
EVAS FORWARD Global Registry -This study is designed to provide real world clinical results to demonstrate the effectiveness and broad applicability of the Nellix EVAS System. This registry is designed to include 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013. The study utilizes an independent core lab and includes follow-up to five years. In September 2014, we announced completion of patient enrollment in the Nellix EVAS FORWARD global registry.

AFX
In February 2014, we launched a new proximal extension in the U.S., VELA, designed to be used in conjunction with our AFX bifurcated device. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We began a commercial introduction of VELA in Europe in January 2015.
In September 2014, we announced a new clinical study called LEOPARD (Looking at EVAR Outcomes by Primary Analysis of Randomized Data). The study will provide a real-world comparison of the AFX system versus other commercially available EVAR devices. The LEOPARD study is designed to randomize and enroll up to 800 patients at 80 leading centers throughout the United States and is expected to commence in the first quarter of 2015. The centers will be a mix of our current and new customers, with each investigator selecting one competitive device to randomize against AFX. The LEOPARD study is being led by an independent steering committee of leading physicians who will be involved with the study and responsible for presenting the results over the five-year follow-up period.
PEVAR
Vascular access for EVAR previously required femoral artery exposure (commonly referred to as surgical “cut-down”) of one or both femoral arteries, allowing for safe introduction of the EVAR product. Complications from femoral artery exposure during EVAR procedures is an inherent risk of current surgical practice.  PEVAR procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via a needle-puncture through the skin and closure with use of a suture-mediated device. Advantages to the patient and to the health care system of an entirely percutaneous procedure include reduced surgical procedure times, less post-operative pain, and fewer access-related wound complications.
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

Ventana
In January 2012, we received IDE approval from the FDA to begin U.S. clinical trials to evaluate Ventana Fenestrated Stent Graft System (“Ventana”) for the EVAR repair of juxtarenal abdominal aortic aneurysms and pararenal abdominal aortic aneurysms.  In February 2012, we enrolled the first patient in our U.S. clinical trial to evaluate Ventana.  We received CE Mark approval for Ventana in April 2013.  In April 2013 the company announced that, after completing approximately half of the U.S. IDE patients, it would temporarily suspend enrollment in the Ventana U.S. IDE clinical trial and delayed the limited market introduction of Ventana in Europe.  Preliminary data suggested  that the trial would not meet its efficacy endpoint, due to a higher number of renal re-interventions than were allowed.  We announced in November 2013 that we planned to develop and test product enhancements and expected to be back in clinical evaluation sometime in 2015. We announced in 2014 that we were refocusing development efforts for the paravisceral segment on a Nellix based solution rather than continuing to persue development of an EVAR solution.

Nellix Acquisition and Private Placement Transaction
On December 10, 2010, we completed our acquisition of Nellix, Inc., by way of a merger of a wholly-owned subsidiary of our company with and into Nellix. As a result of the merger, Nellix became, and is, a wholly-owned subsidiary of our company. Upon the closing of the merger, we issued an aggregate of 2.9 million unregistered shares of our common stock to the former stockholders of Nellix in exchange for all of the outstanding shares of Nellix stock immediately prior to the closing of the merger. On June 17, 2014 we issued an additional 2.7 shares of our common stock to the former shareholders of Nellix upon achievement of a revenue-based milestone. In addition, the merger agreement requires us to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our achievement of certain defined revenue and regulatory approval milestones involving the technology obtained in the Nellix acquisition.
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

Patents and Proprietary Information
We believe that our intellectual property and proprietary information is key to protecting our technology. We continue to build a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems (exclusive of Nellix technology), our rights include 34 U.S. issued patents, 10 pending U.S. applications, 20 foreign patents and 14 pending foreign patent applications. Our current aorta treatment related patents have expiration dates from 2015 to 2031. As a result of our acquisition of Nellix, we added additional patents to our portfolio which have evolved to currently include 18 U.S. patents and 10 foreign patents, with expiration dates from 2016 to 2030.  We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology, while simultaneously avoiding paying unnecessary fees to maintain patents and applications when we believe it is not in our best interest.
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
Presently, the European Union ("EU") is considering a substantial updating of regulations for the sale and reimbursement of medical devices in EU countries. The legislation will harmonize such regulations throughout all EU countries. It is expected that the new regulations will require: (i) stricter guidelines for clinical evidence supporting device efficacy; (ii) more powers for regulatory assessment bodies; (iii) stronger supervision of manufacturers, importers and distributors; and (iv) an extended database for medical devices and better traceability throughout the supply chain. The European Commission proposals are being discussed in the European Parliament and in the European Council. They are expected to be adopted sometime in 2015 to 2016 and would then gradually come into effect from 2016 to 2020.

Government Regulation - Medical Devices
Our medical devices are subject to regulation by various government agencies, including the U.S. Food and Drug Administration ("FDA") and similar agencies within governments outside the U.S. Each of these agencies requires us to comply with laws and regulations governing the development, qualification, manufacturing, labeling, marketing, and distribution of our medical devices.
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
The second process, known as premarket approval (i.e., the PMA process), requires us to collect and submit nonclinical and human clinical data on the medical device for its intended use to demonstrate that it is safe and effective. Human clinical data must be collected in compliance with FDA IDE regulations. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights. In the PMA process, the U.S. FDA will approve the medical device and thereby authorize its commercial distribution in the U.S. if it determines that the probable benefits outweigh the risks for the intended patient population, and therefore makes a determination of reasonable assurances of safety and effectiveness. The PMA process takes longer and is more expensive than the 510(k) process. Our Powerlink, Intuitrak and AFX EVAR Systems were approved through this PMA process. The Nellix EVAS System requires future approval through the process in order to be made commercially available in the United States.
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
In the EU, one regulatory approval process exists. We must comply with the requirements of the Medical Devices Directive ("MDD"), and appropriately affix the CE Mark on our products to attest to such compliance. To obtain a CE Mark, our products must meet minimum standards of safety, performance, and quality (i.e., "Essential Requirements"), and then comply with defined conformity assessment routes. A notified body, selected by us, assesses our Quality Management System and our product conformity to the Essential Requirements and the requirements of the MDD. The notified body must perform regular inspections to verify compliance. The EU government ministries of health ("Competent Authorities") oversee human clinical studies and post-market surveillance of approved products, referred to as Vigilance Reporting. We are required to report device failures and serious adverse events potentially related to product use to responsible Competent Authorities. We also must comply with additional requirements of individual countries in which our products are marketed. Our Powerlink and AFX EVAR Systems and Nellix EVAS System were approved through the CE marking process.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or "Shonin." In Japan, the Ministry of Health, Labor, and Welfare ("MHLW"), with administration by the Pharmaceutical and Medical Devices Agency ("PMA"), regulates medical devices under the Pharmaceuticals and Medical Device Law ("PMD"). Our quality management system and product conformity to the PMD are overseen by MHLW and Pharmaceutical and Medical Devices Agency ("PMDA"). Our Powerlink and Intuitrak EVAR Systems were approved through the Shonin process.
To be sold in China all medical devices are required to have licenses from the China Food and Drug Administration ("CFDA") (formerly State Food & Drug Administration or SFDA). Quality system, premarket testing and clinical investigation are required for Class II and III devices. CFDA released a new regulation on Innovative Medical Device Registration Applications ("IMDR") in March 2014, which Endologix may utilize to register its product in China. Class II and III submissions will have a full application review conducted; this will include a technical and administrative review. Novel and high-risk products may also be subject to an Expert Panel Meeting (which may result in an additional 4 to 6 months to the review process), and CFDA may conduct an onsite QMS audit of manufacturing facilities.
We are also subject to other local, state, federal and international regulations relating to a variety of areas including laboratory practices, manufacturing practices, medical device export, quality system practices, as well as health care reimbursement and delivery of products and services.
U.S. and Foreign Government Regulations - Healthcare Fraud and Abuse and Privacy Laws

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

•
The Foreign Corrupt Practices Act, which can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and/or the arrangement violates the law of that country;

•	Foreign anti-corruption laws, such as the UK Bribery Act; and

•	Trade protection measures, including import or export restrictions, that may restrict us from doing business in and/or shipping products to certain parts of the world.

The foregoing are subject to change and evolving interpretations and any violation thereof could subject us to financial or other penalties.
US and Foreign Privacy Laws
We are subject to various U.S. federal and state privacy and security laws and regulations that protect the security and privacy of individually identifiable health information. We are mindful that our systems require significant resources and oversight to protect employee, patient, physician and customer information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or other penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences.
We are also impacted by the privacy and security requirements of countries outside the U.S. Privacy standards in Europe and Asia are becoming increasingly strict. Enforcement actions and financial penalties related to privacy in the EU are growing, and foreign governmental authorities are regularly passing new laws and restrictions relating to privacy requirements and standards. The management of cross border transfers of information among and outside of EU member countries is becoming more complex, which may complicate our consulting arrangements with physicians or our clinical research activities, as well as product offerings that involve transmission or use of clinical data.
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
Product Liability
The manufacture and marketing of medical devices carries the significant risk of financial exposure to product liability claims. Our products are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $20 million per occurrence and $20 million per year in the aggregate, subject to customary deductible of $250,000.
Employees
As of December 31, 2014, we had 590 employees (as compared to 482 employees as of December 31, 2013), including 230 in manufacturing, 42 in research and development, 32 in regulatory and clinical affairs, 59 in quality support, 164 in sales and marketing, and 63 in administration. We believe that the success of our business will depend, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.
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
Our principal executive office is located at 2 Musick, Irvine, California and our telephone number is (949) 595-7200. Our website is located at www.endologix.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part hereof.
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

Before deciding to invest in our company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and other reports we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and, in that event, the market price for our common stock could decline and you may lose all or part of your investment.
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

•
greater experience in conducting research and development, manufacturing, clinical trials, preparing regulatory submissions, and obtaining regulatory clearance or approval for products and marketing approved products; and

•	greater buying power and influence with suppliers.

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
The success of our acquisition of Nellix will largely depend on our ability to realize the anticipated growth opportunities of the Nellix System. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation:

•	the results of clinical trials of the Nellix System;

•	the receipt of further CE Mark approvals of enhanced versions of the Nellix System from our European Union notified body;

•	the receipt of approval from the FDA to sell the Nellix System in the United States;

•	the receipt of approvals from regulatory agencies outside of Europe and the U.S. to sell the Nellix Systems;

•	obtaining and maintaining patent rights relating to the Nellix technology; and

•	further developing an effective direct sales and marketing organization in Europe and other international markets.

Our success depends on the growth in the number of AAA patients treated with endovascular devices.
We estimate that over 200,000 people are diagnosed with AAA in the United States annually, and approximately 58,000 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Initiatives to increase screening for AAA include SAAAVE, which was signed into law on February 8, 2006 in the United States. SAAAVE will provide one-time AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease. Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
Our success depends on convincing physicians to use, and continue to use, our products in more endovascular AAA procedures.
Our AAA products utilize a different fixation approach within the patient’s anatomy than competitive products. Due to our favorable clinical results, and product improvements, and an increase in the size of our sales force, we have been able to increase sales at a rate higher than the general growth within our market segment. However, if we are unable to continue convincing physicians to use our products, our business could be negatively impacted. Additionally, if we fail to maintain our working relationships with health care professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of many of our new and improved products is dependent upon our maintaining working relationships with health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.
Quality problems with our products could harm our reputation and erode our competitive advantage, sales, and market share.
        The manufacture of many of our products is highly complex and subject to strict quality controls, due in part to rigorous regulatory requirements. In addition, quality is extremely important due to the serious and costly consequences of a product failure. Problems can arise during the manufacturing process for a number of reasons, including equipment malfunction, failure to follow protocols and procedures, raw material problems or human error. If these problems arise or if we otherwise fail to meet our internal quality standards or those of the FDA or other applicable regulatory body, which include detailed record-keeping requirements, our reputation could be damaged, we could become subject to a safety alert or a recall, we could incur product liability and other costs, product approvals could be delayed and our business could otherwise be adversely affected.

Our international operations involve operating risks, which could adversely impact our net sales, results of operations, and financial condition.
Sales of our products outside the United States represented approximately 28% of our revenue in 2014. As of December 31, 2014, we sold our products through 14 distributors located in the following countries outside of the United States: Argentina, Brazil, Chile, Czech Republic, Israel, Japan, Mexico, Latvia, Romania, Puerto Rico, Poland, Sweden, Portugal, and Turkey. The sales territories authorized within these various distribution agreements cover a total of 25 countries. As of September 1, 2011, we began selling our product in Europe through our own sales force. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive United States and foreign governmental trade, import and export, and custom regulations and laws.
Recently, the SEC promulgated final rules regarding required disclosure of the use of certain minerals in our products, known as "conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Although we disclosed that we utilized two of the four conflict minerals (tin and tungsten) in our products in our conflict minerals report for the 2013 calendar year, we were unable to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.
Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the United States Foreign Corrupt Practices Act and anti-boycott laws and similar laws in foreign jurisdictions. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
Substantially all of our sales outside of the United States are denominated in local currencies. Measured in local currency, a substantial portion of our international sales was generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of our international sales varies with currency exchange rate fluctuations. Decreases in the value of the United States dollar to the Euro or the British Pound Sterling have the effect of increasing our reported revenues even when the volume of international sales has remained constant. Increases in the value of the United States dollar relative to the Euro or the British Pound Sterling, as well as other currencies, have the opposite effect and, if significant, could have a material adverse effect on our reported revenues and results of operations.
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
In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting and information technology systems, and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.
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
We depend in part on medical device distributors and strategic relationships for the marketing and selling of our products outside of the United States and outside of certain countries in Europe. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.
If clinical trials of our current or future products do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize these products.
We are currently conducting clinical trials. We will likely need to conduct additional clinical trials in the future to support new product approvals, for the approval for new indications for the use of our products, or support the use of existing products. Clinical testing is expensive, and typically takes many years, which carries an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

•
patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold.

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

•	data collection analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;

•	the study design is inadequate to demonstrate safety and efficacy; or

•	do not meet the study endpoints.

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
We rely on single vendors to supply several components for our product lines, and any disruption in the supply of such materials could impair our ability to manufacture our products or meet customer demand for our products in a timely and cost effective manner.
Our reliance on single source suppliers exposes our operations to disruptions in supply caused by:

•	failure of our suppliers to comply with regulatory requirements;

•	any strike or work stoppage;

•	disruptions in shipping;

•	a natural disaster caused by fire, flood or earthquakes; or

•	a supply shortage experienced by a single source supplier.

Although the graft material supplier is a well-established vendor to the medical device industry, and we retain a significant stock of the graft membrane material, the occurrence of any of the above disruptions in supply or other unforeseen events that could cause a disruption in the supply from this single source supplier may cause us to halt, or experience a disruption in, manufacturing of AFX, Nellix, and VELA, which would adversely affect our business, financial condition, and results of operations. In addition, although we take reasonable efforts to mitigate risk, a significant extending interruption from other key suppliers could impact our ability to manufacture and adversely affect our business, financial condition, and results of operations.
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
The medical device industry is subject to extensive patent litigation, and if our products or processes infringe upon the intellectual property of third parties, the sale of our products may be challenged and we may have to defend costly and time-consuming infringement claims.
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
Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers, particularly:

•	John McDermott, our Chief Executive Officer and Chairman of our Board of Directors; and

•	Robert D. Mitchell, our President

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
Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. We are not aware of any breaches of our information technology infrastructure. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.
We are subject to credit risk from our accounts receivable related to our product sales, which include sales within European countries that are currently experiencing economic turmoil.
The majority of our accounts receivable arise from product sales in the United States. However, we also have significant receivable balances from customers within the European Union, Japan, Brazil, and Argentina. Our accounts receivable in the United States are primarily due from public and private hospitals. Our accounts receivable outside of the United States are primarily due from public and private hospitals and to a lesser extent independent distributors. Our historical write-offs of accounts receivable have not been significant.
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
Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.
The health care industry has been consolidating, and organizations such as GPOs, independent delivery networks, and large single accounts continue to consolidate purchasing decisions for many of our health care provider customers. As a result, transactions with customers are larger, more complex, and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing that has a material adverse effect on our revenues and profit margins, business, financial condition and results of operations. We expect that market demand, governmental regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and could adversely impact our business, financial condition, and results of operations.
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
We have a history of operating losses and may need to seek additional capital in the future. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 24 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for our existing and future products;

•	the revenues generated by our existing and future products;

•	the need for additional capital to fund future development programs;

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing and increased sales and marketing capabilities; and

•	whether we are successful if we enter into collaborative relationships with other parties.

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
The misuse or off-label use of our products may harm our image in the marketplace; result in injuries that lead to product liability suits, which could be costly to our business; or result in FDA sanctions if we are deemed to have engaged in promotion of such off-label uses.
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
Many states have also, adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers as well as laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Some states mandate implementation of commercial compliance programs to ensure compliance with these laws. We also are subject to foreign fraud and abuse laws, which vary by country. For instance, in the European Union, legislation on inducements offered to physicians and other healthcare workers or hospitals differ from country to country. Breach of the laws relating to such inducements may expose us to the imposition of criminal sanctions.
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
Risks Related to Our Common Stock
We will be obligated to issue additional shares of our common stock to the former stockholders of Nellix as a result of our satisfaction of a certain milestone set forth in the merger agreement with Nellix and the other parties thereto, resulting in stock ownership dilution.
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. On June 17, 2014, we issued an additional 2.7 million shares of our common stock to the former stockholders of Nellix upon achievement of a revenue-based milestone. One additional regulatory related milestone remains, and the maximum aggregate number of shares of our common stock remaining issuable to the former Nellix stockholders upon our achievement of such regulatory milestone, or upon a change of control of our company prior to our achievement of such milestone, assuming the average per share closing price of our common stock (as determined under the terms of the Nellix merger agreement) at such time is 1.1 million shares.
Issuing additional shares of our common stock to the former stockholders in satisfaction of contingent consideration dilutes the ownership interests of holders of our common stock on the dates of such issuances. If we are unable to realize the strategic, operational and financial benefits anticipated from our acquisition of Nellix, our stockholders may experience dilution of their ownership interests in our company upon any such future issuances of shares of our common stock without receiving any commensurate benefit.
Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.
Our quarterly revenues and results of operations may fluctuate due to, among others, the following reasons:

•	physician acceptance of our products;

•	the conduct and results of clinical trials;

•	the timing and expense of obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	the introduction of new products by our competitors;

•	the timing of product launch may lead to excess or obsolete inventory;

•	supplier, manufacturing or quality problems with our devices;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in third-party payors’ reimbursement policies.

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
The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of small medical device companies, like ours, has been very unpredictable and may vary in response to:

•	announcements by us or our competitors concerning technological innovations;

•	introductions of new products;

•	FDA and foreign regulatory actions;

•	developments or disputes relating to patents or proprietary rights;

•	maintain the effectiveness of our Quality System;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding our common stock;

•	the conversion of some or all of our senior convertible notes and any sales in the public market of shares of our common stock issued upon conversion of such notes;

•	changes in healthcare policy in the U.S. or other countries; and

•	general stock market and economic conditions and other factors unrelated to our operating performance.

These factors may materially and adversely affect the market price of our common stock.
Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they wish at prevailing prices.
The average daily trading volume in our common stock for the twelve months ended December 31, 2014 was approximately 622,293 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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
On June 12, 2013, we entered into a lease agreement for two adjacent office, research and development, and manufacturing facilities in Irvine, California.  The premises consist of approximately 129,000 combined square feet. The lease has a 15-year term beginning January 1, 2014 and provides for one optional 5 year extension. The initial base rent under the lease is $1.9 million per year, payable in monthly installments, and escalates by 3% per year for years 2015 through 2019, and 4% per year for years 2020 and beyond.  We received a rent abatement for the first nine months of the lease. These premises will replace existing Irvine facilities. Refer to Note 8 of the Notes to the Consolidated Financial Statements for further discussion of properties.

We lease two adjacent facilities aggregating approximately 57,000 square feet in Irvine, California under separate lease agreements where manufacturing is being held. We exited one of these leases in December 2014 and extended the other lease to March 2015 with rights to further extend at our option. We also lease an administrative office of approximately 2,900 square feet in Rosmalen, The Netherlands with lease expiration in December 2015 and renewal at our option.
We believe that all of our facilities and equipment are in good condition, suitable and adequate for there purposes, and are maintained on a consistent basis for sound operations.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$16.35	$14.37
Second Quarter	15.84	12.60
Third Quarter	17.01	13.82
Fourth Quarter	18.21	16.10
Year Ended December 31, 2014
First Quarter	$17.90	$12.52
Second Quarter	15.21	11.89
Third Quarter	15.46	10.60
Fourth Quarter	15.79	10.66

On February 20, 2015, the closing price of our common stock on the NASDAQ Global Select Market was $14.82 per share, and there were 221 holders of record of our common stock.

On December 23, 2014, pursuant to the terms of a patent purchase agreement, we issued 16,667 unregistered shares of our common stock to the selling party as partial consideration for the assets sold to us by the selling party under the agreement. We received no cash proceeds in connection with this issuance. We issued such shares without registration under the Securities Act in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the issuance; we obtained representations from the selling party regarding its investment intent, experience, sophistication and status as an “accredited investor”; and the selling party either received or had access to adequate information about us in order to make an informed investment decision. No underwriting discounts or commissions were paid in conjunction with the issuance.

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2009 through December 31, 2014, with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The comparison assumes $100 was invested on December 31, 2009 in our common stock at the then closing price of $5.28 per share.

Comparison of 5 Year Cumulative Total Return*
Among Endologix, Inc., the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index

*$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Dividend Policy
We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Wells Fargo Bank prohibit us from paying cash dividends without their consent.

Item 6.	Selected Financial Data
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2014, 2013, and 2012 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$147,588	$132,257	$105,946	$83,417	$67,251
Cost of goods sold	41,801	32,750	25,282	18,746	15,030
Gross profit	105,787	99,507	80,664	64,671	52,221
Operating expenses:
Research and development	21,616	16,199	16,571	16,738	8,997
Clinical and regulatory affairs	13,243	8,679	6,343	4,439	2,169
Marketing and sales	73,411	63,588	53,953	44,655	31,869
General and administrative	26,663	21,409	20,266	15,525	13,410
Contract termination and business acquisition expenses	—	—	422	1,730	—
Settlement costs	—	—	5,000	—	—
Total operating expenses	134,933	109,875	102,555	83,087	56,445
Loss from operations	(29,146)	(10,368)	(21,891)	(18,416)	(4,224)
Total other income (expense)	(3,334)	(5,710)	(13,352)	(10,400)	(160)
Net loss before income tax benefit (expense)	(32,480)	(16,078)	(35,243)	(28,816)	(4,384)
Income tax benefit (expense)	62	10	(531)	86	15,037
Net income (loss)	$(32,418)	$(16,068)	$(35,774)	$(28,730)	$10,653
Basic net income (loss) per share	$(0.50)	$(0.26)	$(0.60)	$(0.51)	$0.22
Diluted net income (loss) per share	$(0.50)	$(0.26)	$(0.60)	$(0.51)	$0.21
Shares used in computing basic income (loss) per share	65,225	62,607	59,811	56,592	48,902
Shares used in computing diluted income (loss) per share	65,225	62,607	59,811	56,592	50,544

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents and marketable securities	$86,669	$126,465	$45,118	$20,035	$38,191
Accounts receivable, net	$26,113	$24,972	$22,600	$15,542	$12,212
Total assets	$248,209	$256,197	$165,103	$130,255	$134,375
Convertible Notes	$70,407	$67,101	$—	$—	$—
Total liabilities	$124,059	$151,556	$70,629	$53,686	$40,472
Accumulated deficit	$248,500	$216,082	$200,014	$164,240	$135,510
Total stockholders’ equity	$124,150	$104,641	$94,474	$76,569	$93,903

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Endologix®, AFX® and Nellix® are registered trademarks of Endologix, Inc., and Intuitrak™, VELA™ and the respective product logos are trademarks of Endologix, Inc.
2014 Overview
2014 was an important year of revenue growth, business expansion, and infrastructure development. We continued to gain market share in the U.S., while also building our direct sales operations in Europe. Combined with good results in other international markets, we achieved 12% annual revenue growth. We also made substantial progress with our new product pipeline, positioning us for product launches in 2015.
Characteristics of Our Revenue and Expenses
Revenue
Revenue is derived from sales of our EVAR and EVAS products (including extensions and accessories) to hospitals upon completion of each AAA repair procedure, or from sales to distributors upon title transfer (which is typically at shipment), provided our other revenue recognition criteria have been met.
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
•Stock-based compensation
•Contingent consideration for business acquisition
•Litigation accruals
Revenue Recognition and Accounts Receivable
We recognize revenue when all of the following criteria are met:

•	We have appropriate evidence of a binding arrangement with our customer;

•	The sales price for our EVAR and EVAS products (including extensions and accessories) is established with our customer;
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
We evaluate the possible impairment of definite-lived intangible assets if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable. The impairment reviews require significant estimates about fair value, including estimates of future cash flows, selection of appropriate discount rates, and estimates of long-term growth rates. If actual results, or the forecasts and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.
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
Stock-Based Compensation
We recognize stock-based compensation expense for employees based on fair value at the date of grant. For awards granted to consultants, the award is marked-to-market each reporting period, with a corresponding adjustment to stock-based compensation expense. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over (i) the requisite service period or (ii) the period from grant date to the expected date of the completion of the performance condition for vesting of the award. Stock-based compensation expense recognized is net of an estimated forfeiture rate, which is updated as appropriate.
We use the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of our common stock, expected risk-free interest rate, and the option's expected life. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant.
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

Results of Operations
Operations Overview - 2014, 2013, and 2012
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Year Ended December 31,
	2014		2013		2012
Revenue	$147,588	100.0%	$132,257	100.0%	$105,946	100.0%
Cost of goods sold	41,801	28.3%	32,750	24.8%	25,282	23.9%
Gross profit	105,787	71.7%	99,507	75.2%	80,664	76.1%
Operating expenses:
Research and development	21,616	14.6%	16,199	12.2%	16,571	15.6%
Clinical and regulatory affairs	13,243	9.0%	8,679	6.6%	6,343	6.0%
Marketing and sales	73,411	49.7%	63,588	48.1%	53,953	50.9%
General and administrative	26,663	18.1%	21,409	16.2%	20,266	19.1%
Contract termination and business acquisition expenses	—	—%	—	—%	422	0.4%
Settlement costs	—	—%	—	—%	5,000	4.7%
Total operating expenses	134,933	91.4%	109,875	83.1%	102,555	96.8%
Loss from operations	(29,146)	(19.7)%	(10,368)	(7.8)%	(21,891)	(20.7)%
Total other income (expense)	(3,334)	(2.3)%	(5,710)	(4.3)%	(13,352)	(12.6)%
Net loss before income tax benefit (expense)	(32,480)	(22.0)%	(16,078)	(12.2)%	(35,243)	(33.3)%
Income tax benefit (expense)	62	—%	10	—%	(531)	(0.5)%
Net loss	$(32,418)	(22.0)%	$(16,068)	(12.1)%	$(35,774)	(33.8)%
Year Ended December 31, 2014 versus December 31, 2013
Revenue

	Year Ended December 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Revenue	$147,588	$132,257	$15,331	11.6%
Our 11.6% revenue increase of $15.3 million over the prior year period resulted from volume increases caused by:
(i) a $13.0 million increase in Europe due to the expansion of our European sales force and market introduction of our Nellix System in February 2013;
(ii) a $3.1 million increase in U.S. due to Nellix clinical sales of $2.0 million. The remaining increase is due to continued physician adoption of AFX which was launched in the U.S. in August 2011; and
(iii) a $0.8 million decrease in ROW as a result of lower in sales volume to Japan, partially offset by an increase in sales volume to Latin America.
Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Year Ended December 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Cost of goods sold	$41,801	$32,750	$9,051	27.6%
Gross profit	105,787	99,507	6,280	6.3%
Gross margin percentage (gross profit as a percent of revenue)	71.7%	75.2%	(3.5)%
The $9.1 million increase in cost of goods sold was driven by our revenue increase of $15.3 million.

Gross margin for the year ended December 31, 2014 decreased to 71.7% from 75.2% in prior year. The decrease is primarily due to the inventory write-off of $4.7 million in the third quarter of 2014, for product inventory that was replaced with our new DURAPLYTM ePTFE Graft Material for the AFX® Endovascular AAA System. The decrease is also due to product and geography mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX.
Operating Expenses

	Year Ended December 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Research and development	$21,616	$16,199	$5,417	33.4%
Clinical and regulatory affairs	13,243	8,679	4,564	52.6%
Marketing and sales	73,411	63,588	9,823	15.4%
General and administrative	26,663	21,409	5,254	24.5%
Research and Development. The $5.4 million increase in research and development expenses was attributable to increased personnel, facility costs and continued product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $4.6 million increase in clinical and regulatory affairs was primarily driven by increased personnel, and costs related to the support of our ongoing clinical trials. In Q4, we also incurred business development costs of $2.5 million for the rights to acquire future regulatory approval of AFX in Japan.
Marketing and Sales. The $9.8 million increase in marketing and sales expense, was driven by costs related to continued growth and development of our worldwide direct sales force, travel and tradeshows and other marketing costs to support our business.
General and Administrative. The $5.3 million increase in general and administrative expenses is attributable to additional personnel in U.S. and Europe to support our business growth, professional fees, audit fees, and increased stock-based compensation expense.
Other income (expense), net

	Year Ended December 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Other income (expense), net	(3,334)	$(5,710)	2,376	(41.6)%
Other income (expense), Net. Other Income for the year ended December 31, 2014 includes a $5.7 million currency remeasurement loss of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our convertible notes of $5.7 million. This is offset by a non-cash benefit of $7.9 million, which reflects a decrease in the fair value of the Nellix contingent consideration, related to the decrease in our stock price during the year ended December 31, 2014 (see Note 9).
Provision for Income Taxes

	Year Ended December 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$62	$10	$52	>100%
For the twelve months ended December 31, 2014, our provision for income taxes was a $62,000 benefit and our effective tax rate was 0.2% for the year ended December 31, 2014. During the twelve months ended December 31, 2014, we had operating legal entities in the U.S., Italy, New Zealand, and The Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe). During the twelve months ended December 31, 2014, we also had an operating entity in Switzerland.
Year Ended December 31, 2013 versus December 31, 2012
Revenue

	Year Ended December 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Revenue	132,257	105,946	26,311	24.8%
Our 24.8% revenue increase of $26.3 million over the prior year period resulted from volume increases caused by:
(i) a $15.8 million increase in U.S. sales due to the (a) the expansion of our U.S. sales force through the addition of clinical specialists, (b) the continued physician adoption of AFX which was launched in the U.S. in August 2011, and (c) our PEVAR physician training programs;
(ii) a $7.7 million increase in Europe due to the expansion of our European sales force (which began direct sales activity in September 2011), and the limited market introduction of our Nellix System in February 2013; and
(iii) a $2.8 million increase in ROW sales. ROW sales growth is attributable to a full year of AFX sales in Brazil and Argentina, and increased IntuiTrak orders by our distributor in Japan.
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
Research and Development. The $0.4 million decrease in research and development expenses was primarily driven by decreasing Ventana development activities, given the suspended enrollment in the Ventana U.S. IDE clinical trial and the planned limited market introduction of Ventana in Europe, partially offset by a new exclusive license agreement of $0.9 million for the future design of our Nellix System.
Clinical and Regulatory Affairs. The $2.3 million increase in clinical affairs affairs was primarily driven by increased personnel, the start-up costs associated with the EVAS Forward clinical studies, our ongoing clinical trials, in addition to an increase in FDA and CE regulatory activities.
Marketing and Sales. The $9.6 million increase in marketing and sales expenses was related to increased variable compensation in the U.S. due to our sales growth of 18%, costs related to the continued growth and development of our direct sales force and clinical personnel worldwide; and increased marketing costs to support our business.
General and Administrative. The $1.1 million increase in general and administrative expenses is attributable to additional personnel to support our business growth; the federal Medical Device Excise Tax (which took effect January 1, 2013); and increased stock-based compensation expense.
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
Provision for Income Taxes

	Year Ended December 31,
	2013	2012	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$10	$(531)	$541	(100.0)%
For the twelve months ended December 31, 2013, our provision for income taxes was $10,000 and our effective tax rate was 0.1% for the year ended December 31, 2013. During the twelve months ended December 31, 2013, we had operating legal entities in the U.S., Italy, New Zealand, and The Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of December 31, 2014, 2013, and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands, except financial metrics data)
Cash and cash equivalents	$26,798	$95,152	$45,118
Marketable securities	$59,871	$31,313	$—
Accounts receivable, net	$26,113	$24,972	$22,600
Total current assets	$147,767	$173,633	$87,567
Total current liabilities	$29,624	$67,335	$17,194
Working capital surplus (a)	$118,143	$106,298	$70,373
Current ratio (b)	5.0	2.6	5.1
Days sales outstanding ("DSO") (c)	62	65	71
Inventory turnover (d)	1.6	1.7	1.5
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

Year Ended December 31, 2014 versus December 31, 2013

Operating Activities
Cash used in operating activities was $26.3 million for the year ended December 31, 2014, as compared to cash provided by operating activities of $1.5 million in the prior year period. The decrease in cash provided by operating activities is primarily a function of (i) an increase in inventory expenditures of $12.5 million; and (ii) change in contingent consideration for Nellix Purchase of $7.9 million as compared to cash provided in the prior period of $8.5 million (discussed in Note 9 of the Notes to the Consolidated Financial Statements); offset primarily by accretion on interest related to convertible notes of $3.3 million; and non-cash foreign exchange unrealized losses of $5.7 million as compared to a gain in the prior period of $1.7 million.
During the twelve months ended December 31, 2014 and 2013, our cash collections from customers totaled $147.4 million and $129.7 million, respectively, representing 100% and 98% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the twelve months ended December 31, 2014 was $43.3 million and consisted of (i) purchases of marketable debt securities of $121.0 million; (ii) machinery and equipment purchases for $13.5 million; and (iii) purchase of Intuitrak Shonin for $1.0 million. That is offset by maturity of marketable securities of $92.2 million. Cash used in investing activities for the twelve months ended December 31, 2013 was $34.2 million and consisted of (i) purchase of marketable securities for $31.3 million; and (ii) machinery and equipment for $2.9 million.
Financing Activities
Cash provided by financing activities was $2.1 million for the twelve months ended December 31, 2014, as compared to cash provided by financing activities of $82.5 million in the prior year period. Cash provided by financing activities for twelve months ended December 31, 2014 consisted of (i) proceeds of $2.6 million from our sale of stock through our employee stock purchase plan and (ii) proceeds of $1.8 million from the exercise of stock options, offset in part by purchase of treasury stock of $2.3 million. For the twelve months ended December 31, 2013, cash provided by financing activities consisted primarily of $86.3 million of net proceeds from the public offering that occurred on December 10, 2013 (discussed in Note 6 of the Notes to the Consolidated Financial Statements).

Year Ended December 31, 2013 versus December 31, 2012

Operating Activities
Cash provided by operating activities was $1.5 million for the year ended December 31, 2013, as compared to cash used in operating activities of $18.5 million in the prior year period. The increase in cash provided by operating activities is primarily a function of (i) increased collection levels; (ii) the receipt of a $1.3 million "deemed" dividend from our former products liability carrier; (iii) an increase in accrued payroll; offset in part by an increase in inventory expenditures and noncash foreign exchange unrealized gains as compared to the prior year period.
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

Credit Arrangements
See Note 6 of the Notes to the Consolidated Financial Statements. The Company was not in compliance with the Net Loss Covenant for the year ended December 31, 2014. The Company obtained a waiver for the breach of the Net Loss Covenant from Wells on February 3, 2015, whereby Wells agreed to forbear from enforcing its default rights under the Wells Credit Facility and allows for the continued ability to borrow under the revolving credit facility. The waiver does not apply to any subsequent breaches of the same provision, nor any breach of any other provision specified within the Wells Credit Facility.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for the Nellix System.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the U.S. As of December 31, 2014, these subsidiaries hold an aggregate $7.7 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of December 31, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	2015	2016	2017	2018	2019	2020 and thereafter
Long-term debt obligations	$86,250	$—	$—	$—	$86,250	$—	$—
Interest on debt obligations	7,764	1,941	1,941	1,941	1,941	—	—
Operating lease obligations	37,117	2,620	2,353	2,320	2,255	2,296	25,273
Total	$131,131	$4,561	$4,294	$4,261	$90,446	$2,296	$25,273
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
As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
We do not believe that we currently have material exposure to interest rate or foreign currency transaction risks.
Interest Rate Risk. We have investments in U.S. Government and agency securities, corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.
We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $47,901 increase in the fair value of our investments as of December 31, 2014. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.
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
We are also exposed to market risk for changes in interest rates on the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of December 31, 2014, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.
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
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $5.7 million of loss in 2014, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

Item 8.         Financial Statements and Selected Supplementary Data

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2014

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited the accompanying consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endologix, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endologix, Inc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 2, 2015
Irvine, California

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited Endologix, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Endologix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 2, 2015
Irvine, California

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$26,798	$95,152
Marketable securities	59,871	31,313
Accounts receivable, net of allowance for doubtful accounts of $185 and $399, respectively	26,113	24,972
Other receivables	498	310
Inventories	31,325	19,558
Prepaid expenses and other current assets	3,162	2,328
Total current assets	$147,767	$173,633
Property and equipment, net	25,696	7,338
Goodwill	28,866	29,103
Intangibles, net	43,465	43,096
Deposits and other assets	2,415	3,027
Total assets	$248,209	$256,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,027	$6,265
Accrued payroll	13,337	11,476
Accrued expenses and other current liabilities	5,260	3,094
Contingently issuable common stock	—	46,500
Total current liabilities	$29,624	$67,335
Deferred income taxes	879	1,135
Deferred rent	8,060	1,585
Other liabilities	489	—
Contingently issuable common stock	14,600	14,400
Convertible notes	70,407	67,101
Total liabilities	$124,059	$151,556
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 67,321,769 and 63,866,392 shares issued, respectively. 67,159,511 and 63,866,392 shares outstanding, respectively.	67	64
Additional paid-in capital	372,639	321,756
Accumulated deficit	(248,500)	(216,082)
Treasury stock, at cost, 162,258 and 0 shares, respectively.	(2,328)	—
Accumulated other comprehensive income (loss)	2,272	(1,097)
Total stockholders’ equity	$124,150	$104,641
Total liabilities and stockholders’ equity	$248,209	$256,197
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$147,588	$132,257	$105,946
Cost of goods sold	41,801	32,750	25,282
Gross profit	105,787	99,507	80,664
Operating expenses:
Research and development	21,616	16,199	16,571
Clinical and regulatory affairs	13,243	8,679	6,343
Marketing and sales	73,411	63,588	53,953
General and administrative	26,663	21,409	20,266
Contract termination and business acquisition expenses	—	—	422
Settlement costs	—	—	5,000
Total operating expenses	134,933	109,875	102,555
Loss from operations	(29,146)	(10,368)	(21,891)
Other income (expense):
Interest income	245	50	30
Interest expense	(5,709)	(321)	(7)
Other income (expense), net	(5,798)	3,061	325
Change in fair value of contingent consideration related to acquisition	7,928	(8,500)	(13,700)
Total other income (expense)	(3,334)	(5,710)	(13,352)
Net loss before income tax benefit (expense)	$(32,480)	$(16,078)	$(35,243)
Income tax benefit (expense)	62	10	(531)
Net loss	$(32,418)	$(16,068)	$(35,774)
Other comprehensive income (loss) foreign currency translation	3,369	(845)	(222)
Comprehensive loss	$(29,049)	$(16,913)	$(35,996)

Basic and diluted net loss per share	$(0.50)	$(0.26)	$(0.60)
Shares used in computing basic and diluted loss per share	65,225	62,607	59,811
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	$0.001 Par Value
Balance at December 31, 2011	58,577	$59	$241,441	$(164,240)	$(661)	$(30)	$76,569
Exercise of common stock options	1,168	1	4,991	—	—	—	4,992
Employee stock purchase plan	224	—	2,369	—	—	—	2,369
Sale of common stock	3,105	3	40,066	—	—	—	40,069
Stock compensation expense	—	—	3,649	—	—	—	3,649
Issuance of restricted stock	13	—	—	—	—	—	—
Cancellation of restricted stock awards	(18)	—	—	—	—	—	—
Restricted stock expense	—	—	1,906	—	—	—	1,906
Non-employee restricted stock expense	—	—	916	—	—	—	916
Net loss	—	—	—	(35,774)	—	—	(35,774)
Other comprehensive loss	—	—	—	—	—	(222)	(222)
Balance at December 31, 2012	63,069	$63	$295,338	$(200,014)	$(661)	$(252)	$94,474
Exercise of common stock options	974	1	4,874	—	—	—	4,875
Employee stock purchase plan	216	—	2,444	—	—	—	2,444
Issuance of common stock	48	—	752	—	—	—	752
Treasury stock retired	(495)	—	(661)	—	661	—	—
Stock compensation expense	—	—	4,627	—	—	—	4,627
Issuance of restricted stock	54	—	—	—	—	—	—
Restricted stock expense	—	—	2,476	—	—	—	2,476
Non-employee restricted stock expense	—	—	819	—	—	—	819
Equity conversion option	—	—	19,324		—	—	19,324
Debt issuance costs allocated to equity	—	—	(819)	—	—	—	(819)
Capped call	—	—	(7,418)	—	—	—	(7,418)
Net loss	—	—	—	(16,068)	—	—	(16,068)
Other comprehensive loss	—	—	—	—	—	(845)	(845)
Balance at December 31, 2013	63,866	$64	$321,756	$(216,082)	$—	$(1,097)	$104,641
Exercise of common stock options	315	—	1,776	—	—	—	1,776
Employee stock purchase plan	254	—	2,613	—	—	—	2,613
Issuance of common stock	2,684	3	38,627	—	—	—	38,630
Treasury stock purchased	58	—	—	—	(2,328)	—	(2,328)
Stock compensation expense	—	—	5,172	—	—	—	5,172
Issuance of restricted stock	145	—	—	—	—	—	—
Restricted stock expense	—	—	2,620	—	—	—	2,620
Non-employee restricted stock expense	—	—	75	—	—	—	75
Net loss	—	—	—	(32,418)	—	—	(32,418)
Other comprehensive income	—		—	—	—	3,369	3,369
Balance at December 31, 2014	67,322	$67	$372,639	$(248,500)	$(2,328)	$2,272	$124,150
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(32,418)	$(16,068)	$(35,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	—	204	325
Depreciation and amortization	3,283	2,351	2,183
Stock-based compensation	7,867	7,922	6,471
Change in fair value of contingent consideration related to acquisition	(7,928)	8,500	13,700
Common stock issued for business development	258	752	—
Accretion of interest on convertible note	3,306	175	—
Loss (Gain) on disposal of assets	180	—	—
Amortization of deferred financing costs	413	21	—
Non-cash foreign exchange gain (loss)	5,740	(1,731)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,009)	(2,440)	(8,319)
Accretion on marketable securities	260	—	—
Inventories	(12,489)	(1,046)	12
Prepaid expenses and other current assets	(632)	(769)	(408)
Accounts payable	2,727	(196)	199
Accrued payroll	1,988	3,546	1,255
Accrued expenses and other current liabilities	3,120	273	1,827
Net cash (used in) provided by operating activities	$(26,334)	$1,494	$(18,529)
Cash flows from investing activities:
Purchases of marketable securities	(121,015)	(31,313)	—
Maturity on marketable securities	92,197	—	—
Purchases of property and equipment	(13,461)	(2,862)	(2,238)
Purchases of patent license	—	—	(100)
Intuitrak Shonin	(1,000)	—	—
Business acquisition	—	—	(1,156)
Net cash used in investing activities	$(43,279)	$(34,175)	$(3,494)
Cash flows from financing activities:
Deferred financing costs	—	(3,657)	—
Proceeds from sale of common stock under secondary offering, net of expenses	—	—	40,069
Proceeds from sale of common stock under employee stock purchase plan	2,613	2,444	2,369
Proceeds from exercise of stock options	1,776	4,875	4,992
Funding of restricted cash account	—	5,395	—
Release of restricted cash account	—	(5,395)	—
Proceeds from convertible debt	—	86,250	—
Purchase of treasury shares	(2,328)	—	—
Purchase of capped call	—	(7,418)	—
Net cash provided by financing activities	$2,061	$82,494	$47,430
Effect of exchange rate changes on cash and cash equivalents	(802)	221	(324)
Net increase (decrease) in cash and cash equivalents	(68,354)	50,034	25,083
Cash and cash equivalents, beginning of year	95,152	45,118	20,035
Cash and cash equivalents, end of year	$26,798	$95,152	$45,118
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,018	$16	$10
Cash paid for income taxes	258	171	16
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$5,265	$1,485	$—
Fair Value of OUS Milestone Shares (note 9)	38,372	—	—
Acquisition of property and equipment included in accounts payable	2,612	—	—
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

1. Description of Business, Basis of Presentation, and Operating Segment
(a)Description of Business
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
(b) Basis of Presentation
The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For years ended December 31, 2014, 2013, and 2012 there were no related party transactions.
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
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS products for the treatment of aortic disorders. For the year ended December 31, 2014, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
(ii) Marketable securities
At December 31, 2014, the Company’s investments included short-term and long-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Discounts or premiums are amortized to interest income using the interest method. Marketable securities are investments with original maturities of greater than 90 days.
Management reviewed the Company’s investments as of December 31, 2014 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity.
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
(v) Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Property Class	Useful Life
Office furniture	Seven years
Computer hardware	Three years
Computer software	Three to eight years
Production equipment and molds	Three to seven years
Leasehold improvements	Shorter of expected useful life or remaining term of lease
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
(vi) Goodwill and Intangible Assets
Intangible assets with definite lives are amortized over their estimated useful lives using a method that reflects the pattern over which the economic benefit is expected to be realized, and is as follows:

Intangible Asset Class	Useful Life
Goodwill	Indefinite lived
Trademarks and tradenames	Indefinite lived
Developed technology	Thirteen years
Patents & license	One to five years
Customer relationships	Three years
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in business circumstances suggest the potential of an impairment. The Company completed its annual indefinite lived intangible asset impairment test as of June 30, 2014, with no resulting impairment based on the discounted cash flows expected to be generated in connection with underlying assets.
The Company most recently completed its annual test for impairment of goodwill as of June 30, 2014, with no resulting impairment, as its market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
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
(xi) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive loss and into net loss during the years ended December 31, 2014, 2013, and 2012. The only activity in the accumulated other comprehensive loss was related to foreign currency translation.
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
(xiii) Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2014, 2013, and 2012, options to purchase the common stock, restricted stock awards, and restricted stock units of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2014	2013
Production equipment, molds, and office furniture	$12,943	$8,033
Computer hardware and software	6,457	3,290
Leasehold improvements	15,729	3,058
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	2,564	2,594
Property and equipment, at cost	37,693	16,975
Accumulated depreciation	(11,997)	(9,637)
Property and equipment, net	$25,696	$7,338
Depreciation expense for property and equipment for the years ended December 31, 2014, 2013, and 2012 was $2.7 million, $2.1 million, and $1.5 million, respectively.

(b) Inventories
Inventories consisted of the following:

	December 31,
	2014	2013
Raw materials	$6,728	$3,793
Work-in-process	5,946	4,539
Finished goods	18,651	11,226
Inventories	$31,325	$19,558

(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	December 31,
	2014	2013
Goodwill (1)	$28,866	$29,103

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(285)	(48)
Developed technology, net	$39,815	$40,052

Patent	$100	$100
Accumulated amortization	(100)	(95)
Patent, net	$—	$5

License	$100	$100
Accumulated amortization	(71)	(41)
License, net	$29	$59

Customer relationship	$480	$544
Accumulated amortization	(400)	(272)
Customer relationship, net	$80	$272

Acquired Shonin approval (3)	$1,000	$—
Accumulated amortization	(167)	—
Acquired Shonin approval, net	$833	$—

Intangible assets (excluding goodwill), net	$43,465	$43,096
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
(3) Regulatory approval for Intuitrak in Japan acquired through an amendment with a distributor in the fourth quarter of 2014.
Amortization expense for intangible assets for the years ended December 31, 2014, 2013, and 2012 was $0.6 million, $0.3 million, and $0.7 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

Amortization Expense
2015	$1,398
2016	946
2017	2,206
2018	3,682
2019	4,736
2020 and thereafter	27,789
Total	$40,757

(d) Marketable securities

Investments in held-to-maturity marketable securities, consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$3,633	$—	$—	$3,633
Corporate bonds	15,707	—	(8)	15,699
Commercial paper	40,531	5	—	40,536
Total	$59,871	$5	$(8)	$59,868

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$1,405	$—	$—	$1,405
Commercial paper	29,908	3	(3)	29,908
Total	$31,313	$3	$(3)	$31,313
At December 31, 2014, the Company’s investments included 16 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $8,000 and a total fair market value of approximately $18.6 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for year ended December 31, 2014. Investments of held-to-maturity all mature within less than 12 months with an average maturity of 3 months.
(e) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2014
Cash and cash equivalents	$26,798	$—	$—	$26,798
Contingently issuable common stock	$—	$—	$14,600	$14,600
At December 31, 2013
Cash and cash equivalents	$95,152	$—	$—	$95,152
Contingently issuable common stock	$—	$—	$60,900	$60,900
There were no remeasurements to fair value during the years ended December 31, 2014 and 2013 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the years ended December 31, 2014 and 2013.
(f) Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $84.5 million as of December 31, 2014 and $84.9 million as of December 31, 2013.
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
The maximum number of shares of the Company's common stock available for issuance under the 2006 Plan is 11.0 million shares. As of December 31, 2014, 0.6 million shares were available for grant. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares. The stock issuable under the Plan shall be shares of authorized new unissued shares.
Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2006 Plan at an exercise price of not less than 100% of the closing fair market value of the Company's common stock on the respective date of grant. The grant date is generally the first day of employment for new hire grants and the date of approval for all others. Awards are approved by either a delegated member of the Company's Executive Management or by the Compensation Committee of the Board of Directors for awards that exceed the Company's Executive Management's authority.
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

Employee Stock Purchase Plan
Under the terms of the Company's Amended and Restated 2006 Employee Stock Purchase Plan, as amended (the "ESPP"), eligible employees can purchase common stock through payroll deductions. As of December 31, 2014, 0.2 million shares were available for grant. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount.  The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.
The table below summarizes the stock-based compensation recognized, common stock shares purchased by Company employees, and the average purchase price per share as part of the ESPP program during the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$841	$750	$759
Common stock shares purchased by Company employees	254	216	224
Average purchase price per share	$10.26	$11.48	$10.59
Stock Options and Restricted Stock
The Company values stock-based awards, including stock options and restricted stock, as of the date of grant (and is marked-to-market at each reporting period for unvested grants issued to consultants).
The Company recognizes stock-based compensation expense (net of estimated forfeitures) using the straight-line method over the requisite or implicit service period, as applicable. Forfeitures of employee awards are estimated at the time of grant and the forfeiture assumption is periodically adjusted for actual employee vesting behavior. For purposes of this estimate, the Company has applied an estimated forfeiture rate of 14%, 15% and 30% for the years ended December 31, 2014, 2013, and 2012, respectively.
Stock-Based Compensation Expense Summary
The Company classifies related compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses for years ended December 31, 2014, 2013, and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$857	$680	$597
Operating expenses:
Research and development	770	486	1,336
Clinical and regulatory affairs	644	1,169	320
Marketing and sales	2,533	3,117	1,558
General and administrative	3,063	2,470	2,641
Total operating expenses	$7,010	$7,242	$5,855

Total	$7,867	$7,922	$6,452
In addition, the Company had $0.6 million, $0.4 million, and $0.2 million of stock-based compensation capitalized in inventory as of December 31, 2014, 2013, and 2012, respectively.
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2014	2013	2012
Average expected option life (in years) (a)	5.5	5.6	6.0
Volatility (b)	54.0%	54.0%	55.8%
Risk-free interest rate (c)	1.8%	1.7%	1.0%
Dividend Yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$6.22	$7.41	$6.90
(a) Determined by the historical stock option exercise behavior of the Company's employees (maximum term is 10 years).
(b) Measured using weekly price observations for a period equal to stock options' expected term.
(c) Based upon the U.S. Treasury yields in effect (for a period equaling the stock options' expected term).
(d) The Company has never paid cash dividends on its common stock and does not expect to declare any cash dividends.
Stock Option Activity
Stock option activity during the year ended December 31, 2014 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value
Outstanding — January 1, 2014	4,370,826	$7.60
Granted	1,418,087	13.37
Exercised	(314,563)	5.65		(a)	$2,622
Forfeited	(208,014)	12.16
Expired	(20,024)	13.84
Outstanding — December 31, 2014	5,246,312	$9.07	6.4	(b)	$32,829
Vested and Expected to Vest — December 31, 2014	4,795,880	$8.65	6.2	(b)	$31,978
Vested — December 31, 2014	3,070,114	$6.22	4.9	(b)	$27,878
(a) Represents the total difference between the Company's stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(b) Represents the total difference between the Company's closing stock price on the last trading day of period reported on and the stock option exercise price, multiplied by the number of in-the-money options as of the period reported on. The amount of intrinsic value will change based on the fair market value of the Company's stock.

For years ended December 31, 2014, 2013 and 2012 the total intrinsic value of options exercised was $2.6 million, $11.0 million and $11.1 million respectively. The Company recognized stock option expense of $4.3 million, $3.9 million, and $2.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014 there was $9.0 million of total unrecognized compensation expense related to granted, but unvested stock options, which are expected to be recognized over a weighted average period of 2.7 years.
The following table summarizes information regarding outstanding stock option grants as of December 31, 2014:

			Outstanding			Exercisable
Range of Exercise Prices			Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.64	—	$2.94	724,715	3.3	$2.58	724,715	$2.58
2.95	—	4.41	837,352	4.0	3.94	837,352	3.94
4.42	—	7.25	657,217	5.1	5.34	573,634	5.10
7.26	—	11.62	670,785	6.7	9.41	424,706	9.14
11.63	—	13.16	171,048	8.1	12.23	43,674	12.37
13.17	—	13.24	879,833	9.3	13.17	108,918	13.18
13.25	—	14.15	654,188	8.3	13.81	202,493	13.84
14.16	—	17.86	651,174	8.3	15.18	154,622	15.09
$1.64	—	$17.86	5,246,312	6.4	$9.07	3,070,114	$6.22

Non-employees - Stock Options
As of December 31, 2014, 2013, and 2012, a total of 31,500, 40,000, and 40,000 non-employee stock options, respectively, were outstanding and fully vested.
Restricted Stock Award Activity
The following table summarizes activity and related information for the Company's restricted stock awards:

	Number of Restricted Stock Awards(2)	Weighted Average Fair Value per Share at Grant Date	Grant Date Fair Value	Vest Date Fair Value(1)
Unvested as of December 31, 2013	947,594	$10.54
Granted	306,119	13.25	$4,056
Forfeited	(43,416)	12.62
Vested	(537,990)	10.39		$7,619
Unvested as of December 31, 2014	672,307	$11.76
(1) Represents the Company's stock price on the vesting date multiplied by the number of vested shares.
(2) Shares granted in 2014 include 133,628 performance stock units that have certain performance conditions required to be achieved to vest.

For years ended December 31, 2014, 2013 and 2012 the weighted average grant date fair value of shares granted was $13.25, $14.60, and $12.67 respectively.
For years ended December 31, 2014, 2013 and 2012 the total fair value of shares vested was $7.6 million, $0.8 million, and $1.0 million respectively.
The Company recognized restricted stock expense of $2.6 million, $2.5 million, and $2.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $3.5 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 1.7 years.

Non-employee Restricted Stock
During the years ended December 31, 2014, 2013, and 2012, $0.1 million, $0.8 million, and $0.9 million, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee restricted stock. During the years ended December 31, 2014, the Company awarded a single grant of 10,000 restricted stock units to non-employees.
As of December 31, 2014, 2013, and 2012, a total of 10,000, 135,000, and 135,000 shares of unvested restricted stock, respectively, issued to non-employees were outstanding.

5. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Net loss	$(32,418)	$(16,068)	$(35,774)
Shares used in computing basic and diluted net loss per share	65,225	62,607	59,811
Basic and diluted net loss per share	$(0.50)	$(0.26)	$(0.60)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Common stock options	1,822	2,374	2,698
Restricted stock awards	321	403	405
Restricted stock units	182	234	492
Total	2,325	3,011	3,595

As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Notes”) in an underwritten public offering. Upon any conversion the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of diluted loss per share because the net loss for the year ended December 31, 2014 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Year Ended December 31,
	2014	2013	2012
Conversion of the Notes	3,588	3,588	—

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

6. Credit Facilities
2.25% Convertible Senior Notes
On December 10, 2013, the Company issued $86.3 million aggregate principal amount of 2.25% Convertible Senior Notes (the “Notes”). The Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds from the sale of the Notes of approximately $82.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the Notes on June 15 and December 15 of each year, beginning June 15, 2014.
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
As of December 31, 2014, the Company had outstanding borrowings of $70.4 million, and deferred financing costs of $2.4 million, related to the Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.
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
Wells Fargo line of credit
In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 3, 2015, whereby the Company may borrow up to $20 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2015. A sub-feature in the line of credit allows for the issuance of up to $7.5 million million in letters of credit. As of December 31, 2014, the Company issued a total of $6.0 million in letters of credit under the Wells Credit Facility. Any outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.0%, which is payable on a monthly basis. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.
The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $11.0 million for the three months ended March 31, 2014; $18.0 million for the six months ended June 30, 2014; $22.0 million for the nine months ended September 30, 2014; $40.0 million for the year ended December 31, 2014; $13.5 million for the three months ended March 31, 2015; $23.0 million for the six months ended June 30, 2015; $35.0 million for the nine months ended September 30, 2015 (the "Net Loss Covenant").  The Wells Credit Facility also includes negative covenants limiting capital expenditures in 2014 and 2015 to $14.5 million and $6.0 million, respectively, as well as limiting operating lease expenses to $3.0 million in any calendar year.
The Company was not in compliance with the Net Loss Covenant for the year ended December 31, 2014 as well as the operating lease expenses limit for calendar year 2014. The Company obtained a waiver for the breach of both covenants from Wells on February 3, 2015, whereby Wells agreed to forbear from enforcing its default rights under the Wells Credit Facility and allows for the continued ability to borrow under the revolving credit facility. The waiver does not apply to any subsequent breaches of the same provisions, nor any breach of any other provision specified within the Wells Credit Facility. The Company does not expect to breach these covenants in 2015.
The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. No borrowings were outstanding at December 31, 2014.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Year Ended December 31,
	2014		2013		2012
United States	$106,052	71.9%	$102,937	77.8%	$87,092	82.2%

Europe	$29,131	19.7%	$16,101	12.2%	$8,404	7.9%

Rest of World ("ROW"):
Latin America	$6,509	4.4%	$6,118	4.6%	$4,859	4.6%
Asia/Pacific	5,896	4.0%	7,062	5.3%	5,591	5.3%
Canada	—	—%	39	—%	—	—%
Total ROW	$12,405	8.4%	$13,219	10.0%	$10,450	9.9%

Revenue	$147,588	100.0%	$132,257	100.0%	$105,946	100.0%

8. Commitments and Contingencies
(a) Leases
The Company leases its administrative, research, and manufacturing facilities located in Irvine, California and an administrative office located in Rosmalen, The Netherlands. These facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance. In addition, the Company has certain equipment and automobile under long-term agreements that are accounted for as operating leases.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of December 31, 2014:

2015	$2,620
2016	2,353
2017	2,320
2018	2,255
2019	2,296
2020 and thereafter	25,273
Total	$37,117
Facilities rent expense in 2014, 2013 and 2012 was $2.7 million, $0.6 million, and $0.6 million, respectively.
On June 12, 2013, the Company entered into a lease agreement for two adjacent office, research and development, and manufacturing facilities in Irvine, California.  The premises consist of approximately 129,000 combined square feet. The lease has a 15-year term beginning January 1, 2014 and provides for one optional 5 year extension. The initial base rent under the lease is $1.9 million per year, payable in monthly installments, and escalates by 3% per year for years 2015 through 2019, and 4% per year for years 2020 and beyond.  The Company received a rent abatement for the first nine months of the lease. These premises will replace the Company's existing Irvine facilities.
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
The Company leases two adjacent facilities aggregating approximately 57,000 square feet in Irvine, California, under separate lease agreements where manufacturing is being held. The Company exited one of these leases in December 2014 and extended the other lease to March 2015 with rights to further extend at its option. The Company also leases an administrative office of approximately 2,900 square feet in Rosmalen, The Netherlands, with lease expiration in December 2015 and renewal at its option.
(b) Employment Agreements and Retention Plan
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
LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against us in the U.S. District Court, District of Delaware, alleging that certain of our products infringe U.S. Patent Nos. 5,489,295, 5,676,696, 5,993,481, 6,117,167, 6,302,906, and 8,192,482, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for sale of our products and injunctive relief. We do not believe that we infringe on any of these patents and we intend to vigorously defend against this matter. The case is currently scheduled for trial in April 2016. We do believe, however, that the outcome will not have a material adverse effect on our financial position, results of operations, or cash flow. However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with LifePort, which could result in a liability. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.

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
The Merger Agreement provides that, in addition to the shares of common stock of the Company (the “Common Stock”) issued to the former Nellix stockholders at the closing of the Merger, the former Nellix stockholders are entitled to receive shares of the Common Stock if the Company’s sales of one of Nellix’s products (the “Nellix Product”) outside of the United States exceed $10.0 million within a certain time period following the Company’s receipt of CE mark approval for the Nellix Product (the “OUS Milestone”). The aggregate dollar value of the shares of the Common Stock to be issued upon achievement of the OUS Milestone ranged from a high of $24.0 million or 6.9 million shares to a low of $10.0 million or 1.3 million shares. The price per share of the Common Stock to be issued upon achievement of the OUS Milestone was subject to a floor of $3.50 per share and a ceiling of $7.50 per share.
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
At December 31, 2014, the Company's stock price closed at $15.29 per share. Thus, had the PMA Milestone been achieved on December 31, 2014, the Contingent Payment would have comprised 1.1 million shares, representing a value of $16.8 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2013	$60,900
Fair value adjustment of Contingent Payment for year ended December 31, 2014	(7,928)
Fair Value of OUS Milestone Shares	(38,372)
December 31, 2014	$14,600

10. Income Tax Expense

Net loss before income tax benefit attributable to U.S. and international operations, consists of the following:

	Year Ended December 31,
	2014	2013	2012
U.S.	$(9,799)	$(4,123)	$(22,270)
Foreign	(22,681)	(11,955)	(12,973)
Net income (loss) before income tax	$(32,480)	$(16,078)	$(35,243)

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(20)	$51	$30
State	181	138	176
Foreign	34	(300)	319
Total current	$195	$(111)	$525
Deferred:
Federal	$(10)	$(116)	$—
State	—	(16)	—
Foreign	(247)	233	6
Total deferred	$(257)	$101	$6
Total:
Federal	$(30)	$(65)	$30
State	$181	$122	$176
Foreign	$(213)	$(67)	$325
Income tax (benefit) expense	$(62)	$(10)	$531
Income tax expense (benefit) was computed by applying the U.S. federal statutory rate of 34% to net income (loss) before taxes as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax benefit at federal statutory rate	$(11,043)	$(5,467)	$(11,983)
State income tax expenses, net of federal benefit	(1,097)	73	116
Meals and entertainment	279	298	210
Research and development credits	(4,897)	—	—
Stock-based compensation	1,161	546	382
Contingent consideration	(2,696)	2,890	4,658
Foreign tax rate differential	1,418	656	4,736
Net change in valuation allowance	8,930	2,417	2,244
Return to provision true-up	593	(1,347)	—
Unrecognized tax benefits	6,444	—	—
Other, net	846	(76)	168
Income tax (benefit) expense	$(62)	$(10)	$531

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$56,331	$53,247
Accrued expenses	4,274	846
Tax credits	7,368	8,590
Bad debt	72	131
Inventory	2,121	597
Capitalized research and development	3,874	3,740
Deferred compensation	2,587	3,043
Depreciation and amortization	635	—
Deferred tax asset	77,262	70,194
Valuation allowance	(57,883)	(49,793)
Total deferred tax assets	19,379	20,401
Deferred tax liabilities:
Developed technology and trademark	(15,535)	(14,997)
Trademarks and tradenames	(1,043)	(1,012)
Depreciation and amortization	—	(1,034)
Convertible debt	(3,595)	(4,116)
Other	(85)	(377)
Total deferred tax liabilities	(20,258)	(21,536)
Net deferred tax liability	$(879)	$(1,135)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintains a valuation allowance of $57.9 million against a substantial portion of its deferred tax assets as of December 31, 2014. For the year ended December 31, 2014, the total change in valuation allowance was $8.1 million, of which $8.9 million was recorded as a tax expense through the income statement. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $143.6 million and $103.7 million, respectively.
Federal and state net operating loss carryforwards begin expiring in 2014 and will continue to expire through 2034. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development credits for federal and state income tax purposes of approximately $7.0 million and $7.5 million, respectively, which will begin to expire in 2020. The California research and development credits do not expire.
The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2014 and 2013 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized under GAAP. Those deferred tax assets include federal and state net operating losses. The Company utilizes the with-and-without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits of $9.7 million related to stock based compensation are the last to be realized.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Year Ended December 31, 2014
Balance at January 1, 2014	$30
Additions for tax positions related to prior periods	6,788
Decreases related to prior year tax positions	(30)
Lapse of statute of limitations	—
Additions for tax positions related to current period	1,020
Balance at December 31, 2014	$7,808
Our unrecognized benefits presented above would not reduce our annual effective tax rate if recognized because we have recorded a full valuation allowance on the deferred tax assets. We do not foresee any material changes to our gross unrecognized tax benefit within the net twelve months. We recognize interests and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2014.
The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $77,000. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, net operating losses and unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.
In general, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by taxing authorities for years before 2009, however, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination.

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
These two transactions resulted in gross proceeds to the Company of $40.3 million (net of $0.1 million withheld by Piper to cover their applicable legal fees). The Company's direct costs to complete this transaction, substantially consisting of legal fees and accounting fees, totaled $0.2 million and are reflected as a reduction of "additional paid-in capital" in the accompanying Consolidated Balance Sheets as of December 31, 2014.

12. Quarterly Results of Operations (Unaudited)

Three Months Ended:	Revenue	Gross Profit	Operating expenses	Net loss	Basic loss per share	Diluted loss per share
December 31, 2014	$38,847	$29,408	$40,539	$(14,782)	$(0.22)	$(0.22)
September 30, 2014	37,150	23,577	32,504	(13,938)	(0.21)	(0.21)
June 30, 2014	38,327	28,507	32,279	(8,993)	(0.14)	(0.14)
March 31, 2014	33,264	24,295	29,611	5,295	0.08	0.08
Three Months Ended:
December 31, 2013	$35,249	$26,077	$27,217	$(3,412)	$(0.05)	$(0.05)
September 30, 2013	33,260	25,898	28,116	(8,990)	(0.14)	(0.14)
June 30, 2013	33,964	25,004	27,524	5,670	0.09	0.09
March 31, 2013	29,784	22,528	27,018	(9,335)	(0.16)	(0.16)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A        CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our management's assessment, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of such date, were effective.
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
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 28, 2015.

Item 11.	Executive Compensation
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 28, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 28, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 28, 2015.

Item 14.	Principal Accountant Fees and Services
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2014 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 28, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Stockholders' Equity for the years ended 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Notes to the Consolidated Financial Statements
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012. All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Additions to Bad Debt Expense or Deferred Tax Asset	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$399	$—	$—	$(214)	$185
Year ended December 31, 2013
Allowance for doubtful accounts	$472	$204	$—	$(277)	$399
Year ended December 31, 2012
Allowance for doubtful accounts	$161	$325	$—	$(14)	$472

(1)	Deductions represent the actual write-off of accounts receivable balances.

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
2.1
Agreement and Plan of Merger and Reorganization, dated October 27, 2010, by and among Endologix, Inc., Nepal Acquisition Corporation, Nellix, Inc., certain of Nellix, Inc.’s stockholders listed therein and Essex Woodlands Health Ventures, Inc., as representative of Nellix, Inc.’s stockholders (Incorporated by reference to Exhibit 2.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on October 27, 2010).

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on July 31, 2014).
3.2		Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 14, 2010).
4.1		Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix, Inc. Registration Statement on Form S-1, No. 333-04560, filed on June 10, 1996).
4.1.1	(2)	Updated Specimen Certificate of Common Stock effective as of May 22, 2014.
4.2
Indenture, dated December 10, 2013, between Endologix, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 10, 2013).

4.3
First Supplemental Indenture, dated December 10, 2013, between Endologix, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 10, 2013).

4.4		Form of 2.25% Convertible Senior Notes due 2018 (Incorporated by reference to Exhibit A to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 10, 2013).
10.1	(1)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-42161, filed on December 12, 1997).
10.2	(1)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-122491, filed on February 2, 2005).
10.3	(1)	2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on May 24, 2013).
10.4	(1)
Form of Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 9, 2006).

10.5	(1)
Form of Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 9, 2006).

10.6	(1)
Form of Employee Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc, Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 1, 2012.

10.7	(1)
Form of Director Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 1, 2012.

10.8	(1)	Amended and Restated 2006 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on May 24, 2013).
10.9	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.18 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.10	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Shelley B. Thunen (Incorporated by reference to Exhibit 10.19 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.11	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Robert D. Mitchell (Incorporated by reference to Exhibit 10.20 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.12	(1)
Employment Agreement, dated February 2, 2014, by and between Endologix, Inc. and Dave Jennings (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on May 2, 2014)

10.13	(1)
Employment Agreement, dated February 2, 2014, by and between Endologix, Inc. and James Machek (Incorporated by reference to Exhibit 10.5 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on May 2, 2014)

10.14	(1)(2)	Employment Agreement, dated August 18, 2014, by and between Endologix, Inc. and Amanda DePalma.
10.15	(1)(2)	Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Jose Lima.
10.16	(1)
Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors (Incorporated by reference to Exhibit 10.23 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.17
Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 24, 2004).

10.17.1
Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.17.2	(2)	Addendum No. 3 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009.
10.17.3	(2)	Addendum No. 4 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009.
10.18
Standard Industrial/Commercial Multi -Tenant Lease - Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.18.1	(2)	Addendum No. 3 to Standard Industrial/Commercial Multi -Tenant Lease - Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009.
10.19
Standard Industrial/Commercial Multi-Tenant Lease - Net, for 2 Musick, Irvine, California and 35 Hammond, Irvine, dated June 12, 2013, by and between Endologix, Inc. and The Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with on August 5, 2013).

10.20
Credit Agreement, dated October 30, 2009, as amended, by and between Endologix, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.27 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.20.1	†
Third Amendment to Credit Agreement, dated February 20, 2012, by and between Endologix, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.15.1 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 6, 2012).

10.20.2
Seventh Amendment to Credit Agreement, dated December 3, 2013, by and among Wells Fargo Bank, National Association, Endologix, Inc., and Nellix, Inc. (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 6, 2013).

10.20.3	(2)	Eleventh Amendment to Credit Agreement, dated February 3, 2015, by and among Wells Fargo Bank, National Association, Endologix, Inc., and Nellix, Inc.
10.21	†
Cross License Agreement dated as of October 26, 2011, by and between Endologix, Inc. and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.19 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 6, 2012).

10.22	†
Settlement Agreement, dated October 16, 2012 by and among Endologix, Inc., Cook Incorporated, Cook Group and Cook Medical, Inc. (Incorporated by reference to Exhibit 10.22 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed with on March 14, 2013).

10.23
Base Capped Call Confirmation, dated December 4, 2013, between Endologix, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 6, 2013).

10.24
Additional Capped Call Confirmation, dated December 5, 2013, between Endologix, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 6, 2013).

12.1	(2)	Computation of Ratio of Earnings to Fixed Charges.
14
Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 26, 2004).

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
John McDermott Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: March 2, 2015

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

Signature	Title	Date

/s/ JOHN McDERMOTT	Chief Executive Officer and Chairman of the Board	March 2, 2015
(John McDermott)	(Principal Executive Officer)

/s/ SHELLEY B. THUNEN	Chief Financial Officer	March 2, 2015
(Shelley B. Thunen )	(Principal Financial and Accounting Officer)

/s/ THOMAS F. ZENTY III	Director	March 2, 2015
(Thomas F. Zenty III)

/s/ DAN LEMAITRE	Director	March 2, 2015
(Dan Lemaitre)

/s/ THOMAS C. WILDER	Director	March 2, 2015
(Thomas C. Wilder)

/s/ GUIDO J. NEELS	Director	March 2, 2015
(Guido J. Neels)

/s/ GREGORY D. WALLER	Director	March 2, 2015
(Gregory D. Waller)