Form 10-Q
period 2015-03-31
ENDOLOGIX INC /DE/
filed 2015-04-29
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 27, 2015, there were 67,418,357 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,183	$26,798
Marketable securities	53,467	59,871
Accounts receivable, net allowance for doubtful accounts of $182 and $185, respectively.	26,672	26,113
Other receivables	448	498
Inventories	35,143	31,325
Prepaid expenses and other current assets	2,501	3,162
Total current assets	$138,414	$147,767
Property and equipment, net	25,329	25,696
Goodwill	28,673	28,866
Intangibles, net	43,067	43,465
Deposits and other assets	2,282	2,415
Total assets	$237,765	$248,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,130	$11,027
Accrued payroll	10,916	13,337
Accrued expenses and other current liabilities	5,403	5,260
Total current liabilities	$27,449	$29,624
Deferred income tax	879	879
Deferred rent	8,047	8,060
Other liabilities	419	489
Contingently issuable common stock	14,700	14,600
Convertible notes	71,270	70,407
Total liabilities	$122,764	$124,059
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized. 67,579,721 and 67,321,769 shares issued, respectively. 67,415,229 and 67,159,511 shares outstanding, respectively.	67	67
Treasury stock, at cost, 164,492 and 162,258 shares, respectively.	(2,363)	(2,328)
Additional paid-in capital	376,492	372,639
Accumulated deficit	(259,713)	(248,500)
Accumulated other comprehensive income	518	2,272
Total stockholders’ equity	$115,001	$124,150
Total liabilities and stockholders’ equity	$237,765	$248,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$36,671	$33,264
Cost of goods sold	9,765	8,969
Gross profit	26,906	24,295
Operating expenses:
Research and development	6,231	4,105
Clinical and regulatory affairs	3,450	2,200
Marketing and sales	19,599	16,143
General and administrative	7,289	7,163
Total operating expenses	36,569	29,611
Loss from operations	(9,663)	(5,316)
Other income (expense):
Interest income	45	59
Interest expense	(1,462)	(1,390)
Other income (expense), net	59	358
Change in fair value of contingent consideration related to acquisition	(100)	11,800
Total other income (expense)	(1,458)	10,827
Net income (loss) before income tax expense	$(11,121)	$5,511
Income tax expense	(92)	(216)
Net income (loss)	$(11,213)	$5,295
Other comprehensive loss- foreign currency translation	(1,754)	(46)
Comprehensive income (loss)	$(12,967)	$5,249

Basic net income (loss) per share	$(0.17)	$0.08
Diluted net income (loss) per share	$(0.17)	$0.08
Shares used in computing basic net income (loss) per share	67,263	63,405
Shares used in computing diluted net income (loss) per share	67,263	66,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(11,213)	$5,295
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,489	602
Stock-based compensation	2,211	1,613
Change in fair value of contingent consideration related to acquisition	100	(11,800)
Accretion of interest on convertible note	863	800
Amortization of deferred financing costs	113	97
Non-cash foreign exchange loss (gain)	111	(367)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	48	(254)
Inventories	(4,637)	(4,360)
Prepaid expenses and other current assets	681	(147)
Accounts payable	859	4,005
Accrued payroll	(2,482)	(1,654)
Accrued expenses and other liabilities	130	3,190
Net cash used in operating activities	$(11,727)	$(2,980)
Cash flows from investing activities:
Purchases of marketable securities	(28,059)	(53,023)
Maturities of marketable securities	34,430	6,918
Purchases of property and equipment	(2,174)	(3,491)
Net cash provided by (used in) investing activities	$4,197	$(49,596)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,642	246
Minimum tax withholding paid on behalf of employees for restricted stock units	(35)	(644)
Net cash provided by (used in) financing activities	$1,607	$(398)
Effect of exchange rate changes on cash and cash equivalents	(692)	1
Net decrease in cash and cash equivalents	$(6,615)	$(52,973)
Cash and cash equivalents, beginning of period	26,798	95,152
Cash and cash equivalents, end of period	$20,183	$42,179
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35	$129
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$—	$2,425

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
(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three months ended March 31, 2015 and 2014, there were no related party transactions.

The interim financial data as of March 31, 2015 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three months ended March 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015.

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 1, 2015 the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date for all entities. Early application would be permitted, but not before the original effective date. The option to use either a retrospective or cumulative-effective transition method would not change. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

On April 7, 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for the Company on January 1, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three months ended March 31, 2015, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015. There have been no material changes to our significant accounting policies during the three months ended March 31, 2015.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Production equipment, molds, and office furniture	$13,560	$12,943
Computer hardware and software	6,504	6,457
Leasehold improvements	16,251	15,729
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	1,188	2,564
Property and equipment, at cost	$37,503	$37,693
Accumulated depreciation	(12,174)	(11,997)
Property and equipment, net	$25,329	$25,696

Depreciation expense for property and equipment for the three months ended March 31, 2015 and 2014 was $1.1 million, and $0.5 million, respectively.

(b) Inventories

Inventories consisted of the following:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	March 31, 2015	December 31, 2014
Raw materials	$8,161	$6,728
Work-in-process	7,372	5,946
Finished goods	19,610	18,651
Total Inventories	$35,143	$31,325

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	March 31, 2015	December 31, 2014
Goodwill (1)	$28,673	$28,866

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(382)	(285)
Developed technology, net	$39,718	$39,815

License	$100	$100
Accumulated amortization	(78)	(71)
License, net	$22	$29

Customer relationships (1)	$429	$480
Accumulated amortization (1)	(393)	(400)
Customer relationships, net	$36	$80

Acquired Shonin approval (3)	$1,000	$1,000
Accumulated amortization	(417)	(167)
Acquired Shonin approval, net	$583	$833

Intangible assets (excluding goodwill), net	$43,067	$43,465
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
Amortization expense for intangible assets for the three months ended March 31, 2015, and 2014 was $0.4 million, and $0.1 million respectively.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

Remainder of 2015	$931
2016	948
2017	2,210
2018	3,689
2019	4,744
2020	5,409
2021 & Thereafter	22,428
Total	$40,359

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$1,473	$—	$—	$1,473
Agency bonds	3,000	—	(1)	2,999
Corporate bonds	5,669	—	(2)	5,667
Commercial paper	40,281	7	—	40,288
Government securities	3,044	—	—	3,044
Total	$53,467	$7	$(3)	$53,471

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$3,633	$—	$—	$3,633
Corporate bonds	15,707	—	(8)	15,699
Commercial paper	40,531	5	—	40,536
Total	$59,871	$5	$(8)	$59,868

At March 31, 2015, the Company’s investments included 8 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $3,000 and a total fair market value of approximately $11.2 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three months ended March 31, 2015. Investments of held-to-maturity all mature within less than 12 months with an average maturity of 4 months.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2015
Cash and cash equivalents	$20,183	$—	$—	$20,183
Contingently issuable common stock	$—	$—	$14,700	$14,700
At December 31, 2014
Cash and cash equivalents	$26,798	$—	$—	$26,798
Contingently issuable common stock	$—	$—	$14,600	$14,600

There were no re-measurements to fair value during the three months ended March 31, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the three months ended March 31, 2015.

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $87.8 million as of March 31, 2015 and $84.5 million as of December 31, 2014.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three months ended March 31, 2015 and 2014, was as follows:

	Three Months Ended
	March 31,
	2015	2014
Cost of goods sold	$248	$208
Operating expenses:
Research and development	228	161
Clinical and regulatory affairs	185	(103)
Marketing and sales	749	538
General and administrative	801	809
Total operating expenses	$1,963	$1,405
Total	$2,211	$1,613

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Income (Loss) Per Share
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2014. Diluted net income per share for the three months ended March 31, 2014, was calculated by adjusting outstanding shares for the dilutive effects of outstanding, but unexercised, stock options and unvested restricted stock, as calculated under the treasury stock method.

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$(11,213)	$5,295
Weighted average shares- basic	67,263	63,405
Weighted average shares- diluted	67,263	66,017
Net income (loss) per share- basic	$(0.17)	$0.08
Net income (loss) per share- diluted	$(0.17)	$0.08

The following outstanding Company securities were included in the above calculations of net income per share because their impact was dilutive:

	Three Months Ended
	March 31,
	2015	2014
Common stock options	—	2,027
Restricted stock awards	—	152
Restricted stock units	—	433
Total	—	2,612

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net income loss per share because their impact would have been anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
Common stock options	1,813	1,153
Restricted stock awards	135	—
Restricted stock units	234	—
Total	2,182	1,153
As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Notes”) in an underwritten public offering. Upon any conversion, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of diluted income (loss) per share because the impact of these securities would be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended
	March 31,
	2015	2014
Conversion of the Notes	3,588	3,588

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

As of March 31, 2015, the Company had outstanding borrowings of $71.3 million, and deferred financing costs of $2.3 million, related to the Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

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

The Capped Call Transactions are separate transactions entered into by the Company with Bank of America, N.A., are not part of the terms of the Notes and will not change the holders’ rights under the Notes. The Capped Call Transactions have anti-dilution adjustments substantially similar to those applicable to the Notes. The Capped Call Transactions are derivative instruments that are recorded within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting.

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

Wells Fargo line of credit

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 3, 2015, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2015. A sub-feature in the line of credit allows for the issuance of up to $7.5 million in letters of credit. As of March 31, 2015, the Company had no outstanding letters of credit issued. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0, equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not to exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $13.5 million for the three months ended March 31, 2015; $23.0 million for the six months ended June 30, 2015; and $35.0 million for the nine months ended September 30, 2015; (the "Net Loss Covenant").  The Wells Credit Facility also includes negative covenants limiting capital expenditures in 2015 to an aggregate of $6.0 million as well as limiting operating lease expenses to $3.0 million in any calendar year. The Company was in compliance with the financial covenants as of and for the three months ended March 31, 2015.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. No borrowings were outstanding at March 31, 2015.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended
	March 31,
	2015		2014
United States	$25,134	68.5%	$23,988	72.1%

Europe	$7,246	19.8%	$6,585	19.8%

Rest of World ("ROW"):
Latin America	$2,039	5.6%	$918	2.8%
Asia/Pacific	2,252	6.1%	1,773	5.3%
Total ROW	$4,291	11.7%	$2,691	8.1%

Revenue	$36,671	100.0%	$33,264	100.0%

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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of March 31, 2015:

Remainder of 2015	$1,909
2016	2,363
2017	2,331
2018	2,258
2019	2,296
2020	2,388
2021 and thereafter	22,884
Total	$36,429

Facilities rent expense for the three months ended March 31, 2015 and 2014 were $0.6 million and $0.7 million, respectively.

On June 12, 2013, the Company entered into a lease agreement for two adjacent office, research and development, and manufacturing facilities in Irvine, California.  The premises consist of approximately 129,000 combined square feet. The lease has a 15-year term beginning January 1, 2014 and provides for one optional five year extension. The initial base rent under the lease is $1.9 million per year, payable in monthly installments, and escalates by 3% per year for years 2015 through 2019, and 4% per year for years 2020 and beyond.  The Company received a rent abatement for the first nine months of the lease. These premises replaced the Company's existing Irvine facilities. The terms of this lease agreement provide for $6.8 million of landlord-funded improvements (and certain other allowances) to this facility, in order to best suit the Company's requirements.
The Company leased two adjacent facilities aggregating approximately 57,000 square feet in Irvine, California, under separate lease agreements where manufacturing was held. The Company exited one of these leases in December 2014 and the other lease in April 2015. The Company also leases an administrative office of approximately 2,900 square feet in Rosmalen, The Netherlands, with lease expiration in December 2015 and renewal at its option.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

As of March 31, 2015 the Company's stock price last closed at $17.07 per share. Thus, had the PMA Milestone been achieved on March 31, 2015 the Contingent Payment would have comprised 1.0 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $17.1 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2014	$14,600
Fair Value Adjustment of Contingent Payment for the three months ended March 31, 2015	100
March 31, 2015	$14,700

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a expense for income taxes of $0.1 million for the three months ended March 31, 2015. The Company's ETR was (0.8)% for the three months ended March 31, 2015.  The Company's ETR for the three months ended March 31, 2015 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

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
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2014, entitled "Business," for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Product Developments and Clinical Trials

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

Recent Highlights of Our Product Development Initiatives, Clinical Trials and Regulatory Approvals

Nellix
On December 10, 2010, we completed our acquisition of Nellix. Using the technology we acquired in the Nellix acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD IDE - Pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. The study is a prospective single arm registry which enrolled 179 patients at centers in the U.S. and Europe. In November 2014, we completed enrollment in the EVAS FORWARD IDE. The patients in this study will be followed for one-year, after which we will submit the final module of the PMA to the FDA. FDA approval is anticipated by the end of 2016.

•
EVAS FORWARD Global Registry - This study is designed to provide real world clinical results to demonstrate the effectiveness and broad applicability of the Nellix EVAS System. This registry is designed to include 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013. The study utilizes an independent core lab and includes follow-up to five years. In September 2014, we announced completion of patient enrollment in the Nellix EVAS FORWARD global registry.

AFX

In February 2014, we launched a new proximal extension in the U.S., VELA, designed to be used in conjunction with our AFX bifurcated device. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We began a commercial introduction of VELA in Europe in January 2015.
In September 2014, we announced a new clinical study called LEOPARD (Looking at EVAR Outcomes by Primary Analysis of Randomized Data). The study will provide a real-world comparison of the AFX system versus other commercially available EVAR devices. The LEOPARD study is designed to randomize and enroll up to 800 patients at 80 leading centers throughout the United States and commenced in the first quarter of 2015. The centers will be a mix of our current and new customers, with each investigator selecting one competitive device to randomize against AFX. The LEOPARD study is being led by an independent steering committee of leading physicians who will be involved with the study and responsible for presenting the results over the five-year follow-up period.

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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2015.

Results of Operations
Operations Overview - Three Months Ended March 31, 2015 versus 2014
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended March 31,
	2015		2014
Revenue	$36,671	100.0%	$33,264	100.0%
Cost of goods sold	9,765	26.6%	8,969	27.0%
Gross profit	26,906	73.4%	24,295	73.0%
Operating expenses:
Research and development	6,231	17.0%	4,105	12.4%
Clinical and regulatory affairs	3,450	9.4%	2,200	6.6%
Marketing and sales	19,599	53.4%	16,143	48.5%
General and administrative	7,289	19.9%	7,163	21.5%
Total operating expenses	36,569	99.7%	29,611	89.0%
Loss from operations	(9,663)	(26.4)%	(5,316)	(16.0)%
Total other income (expense)	(1,458)	(4.0)%	10,827	32.5%
Net income (loss) before income tax expense	(11,121)	(30.3)%	5,511	16.5%
Income tax expense	(92)	(0.3)%	(216)	(0.6)%
Net income (loss)	$(11,213)	(30.6)%	$5,295	15.9%

Comparison of the Three Months Ended March 31, 2015 versus 2014
Revenue

	Three Months Ended March 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Revenue	$36,671	$33,264	$3,407	10.2%

Our 10.2% revenue increase of $3.4 million over the prior year period primarily resulted from:
(i) a $0.7 million increase in European sales volume due to strong direct sales growth related to Nellix;
(ii) a $1.1 million increase in U.S. sales procedures due to continued physician adoption of AFX;
(iii) a $1.6 million increase in ROW sales driven by Latin America and Japan.
Our 2015 revenue includes an unfavorable foreign currency impact of $1.4 million when compared to 2014.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Cost of goods sold	$9,765	$8,969	$796	8.9%
Gross profit	26,906	24,295	2,611	10.7%
Gross margin percentage (gross profit as a percent of revenue)	73.4%	73.0%
The $0.8 million increase in cost of goods sold was primarily driven by our revenue increase of $3.4 million.

Gross margin for the three months ended March 31, 2015 increased 73.4% from 73.0% for the three months ended March 31, 2014. The increase is largely due to operating efficiencies caused by increased production volume.
Operating Expenses

	Three Months Ended March 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Research and development	$6,231	$4,105	$2,126	51.8%
Clinical and regulatory affairs	3,450	2,200	1,250	56.8%
Marketing and sales	19,599	16,143	3,456	21.4%
General and administrative	7,289	7,163	126	1.8%
Research and Development. The $2.1 million increase in research and development expenses was attributable to increased personnel, facility costs and continued product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $1.3 million increase in clinical and regulatory affairs was primarily driven by increased personnel and costs related to the support of our ongoing clinical trials.
Marketing and Sales. The $3.5 million increase in marketing and sales expenses was driven by costs related to continued growth and development of our worldwide direct sales force and global marketing organization. Our 2015 marketing and sales expenses include a favorable foreign currency impact of $1.0 million when compared to 2014.
General and Administrative. The $0.1 million increase in general and administrative expenses was driven by increased investment in information technology projects to support the business growth.
Other income (expense), net

	Three Months Ended March 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(1,458)	$10,827	$(12,285)	(113.5)%
Other Income (Expense), Net. Other expense for the three months ended March 31, 2015 includes $0.1 million net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our convertible notes of $1.5 million. Other Income for the three months ended March 31, 2014 includes a non-cash benefit of $11.8 million, which reflects a decrease in the fair value of the Nellix contingent consideration, which was almost entirely related to the decrease in Endologix's stock price during the quarter (see Note 9). Partially offsetting this fair value adjustment is interest expense associated with our convertible notes.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$(92)	$(216)	$124	>100%
Our income tax benefit was $0.1 million and our effective tax rate was (0.8)% for the three months ended March 31, 2015 due to our tax positions in various jurisdictions. During the three months ended March 31, 2015 and 2014, we had operating legal entities in the U.S., Italy, New Zealand, and the Netherlands (including registered sales branches in certain countries in Europe). During the three months ended March 31, 2015, we also had an operating entity in Switzerland. We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2015, December 31, 2014, and March 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$20,183	$26,798	$42,179
Marketable securities	$53,467	$59,871	$77,418
Accounts receivable, net	$26,672	$26,113	$25,448
Total current assets	$138,414	$147,767	$172,308
Total current liabilities	$27,449	$29,624	$60,059
Working capital surplus (a)	$110,965	$118,143	$112,249
Current ratio (b)	5.0	5.0	2.9
Days sales outstanding ("DSO") (c)	66	62	69
Inventory turnover (d)	1.2	1.6	1.6
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
Operating Activities
Cash used in operating activities was $11.7 million for the three months ended March 31, 2015 as compared to cash used in operating activities of $3.0 million in the prior year period. The increase in cash usage was primarily due to (i) funding the net loss of $11.2 million and (ii) inventory purchases of $4.6 million. These increases were partially offset by non-cash stock-based compensation of $2.2 million, depreciation and amortization of $1.5 million and non-cash accretion of interest on convertible note of $0.9 million. Cash used in operating activities for the three months ended March 31, 2014 was $3.0 million and consisted of (i) a change in the fair value of the Nellix contingent consideration of $11.8 million; (ii) inventory purchases of $4.4 million; offset by a decrease in accounts payable of $4.0 million.
During the three months ended March 31, 2015, and 2014 our cash collections from customers totaled $35.8 million and $33.2 million, respectively, representing 97.5% and 99.7% of reported revenue for the same periods.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2015 was $4.2 million, as compared to cash used in investing activities of $49.6 million in the prior year period. The cash used in investing activities primarily consisted of $2.2 million used for machinery and equipment purchases and $28.1 million used to purchase marketable debt securities; offset by $34.4 million in maturities of marketable securities. For the three months ended March 31, 2014, cash used in investing was $49.6 million and consisted of $3.5 million used for machinery and equipment purchases and $53.0 million used to purchase marketable debt securities; offset by $6.9 million in maturities of marketable securities.
Financing Activities
Cash provided by financing activities was $1.6 million for the three months ended March 31, 2015, as compared to cash used in financing activities of $0.4 million in the prior year period. Cash provided by financing activities consisted of $1.6 million from the exercise of stock options. For the three months ended March 31, 2014 cash used in financing activities was $0.4 million and consisted of $0.6 million used in minimum tax withholding paid on behalf of employees for restricted stock units; offset by proceeds of $0.2 million from the exercise of stock options.
Credit Arrangements

See Note 6 of the Notes to the Condensed Consolidated Financial Statements. We were in compliance with all debt covenants as of March 31, 2015.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of March 31, 2015, these subsidiaries and branches hold an aggregate $6.6 million in foreign bank accounts to fund their local operations. A portion of these balances related to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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

Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of March 31, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2015	2016	2017	2018	2019	2020	2021 and thereafter
Long-term debt obligations	$86,250		$—	$—	$86,250	$—	$—	$—
Interest on debt obligations	7,764	1,941	1,941	1,941	1,941	—	—	—
Operating lease obligations	36,429	1,909	2,363	2,331	2,258	2,296	2,388	22,884
Total	$130,443	$3,850	$4,304	$4,272	$90,449	$2,296	$2,388	$22,884
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

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $46,717 increase in the fair value of our investments as of March 31, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are also exposed to market risk for changes in interest rates on the Wells Credit Facility. All outstanding amounts under the Wells Credit Facility bear interest at a variable rate equal to the Wells prime rate, plus 1.00%, which is payable on a monthly basis. As of March 31, 2015, we had no amounts outstanding under the Wells Credit Facility. However, if we draw down the Wells Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.1 million of loss as of March 31, 2015, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

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
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENDOLOGIX, INC.

April 29, 2015	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

April 29, 2015	/s/ Shelley B. Thunen
Chief Financial Officer (Principal Financial and Accounting Officer)