Form 10-Q
period 2015-06-30
ENDOLOGIX INC /DE/
filed 2015-08-05
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2015, there were 67,781,092 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$36,269	$26,798
Marketable securities	34,257	59,871
Accounts receivable, net allowance for doubtful accounts of $181 and $185, respectively.	29,138	26,113
Other receivables	121	498
Inventories	30,588	31,325
Prepaid expenses and other current assets	2,592	3,162
Total current assets	$132,965	$147,767
Property and equipment, net	24,808	25,696
Goodwill	28,709	28,866
Intangibles, net	42,702	43,465
Deposits and other assets	2,138	2,415
Total assets	$231,322	$248,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,760	$11,027
Accrued payroll	11,469	13,337
Accrued expenses and other current liabilities	4,979	5,260
Total current liabilities	$28,208	$29,624
Deferred income tax	879	879
Deferred rent	8,078	8,060
Other liabilities	349	489
Contingently issuable common stock	14,800	14,600
Convertible notes	72,156	70,407
Total liabilities	$124,470	$124,059
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized. 67,947,684 and 67,321,769 shares issued, respectively. 67,767,730 and 67,159,511 shares outstanding, respectively.	68	67
Treasury stock, at cost, 179,954 and 162,258 shares, respectively.	(2,619)	(2,328)
Additional paid-in capital	381,516	372,639
Accumulated deficit	(272,715)	(248,500)
Accumulated other comprehensive income	602	2,272
Total stockholders’ equity	$106,852	$124,150
Total liabilities and stockholders’ equity	$231,322	$248,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$39,479	$38,327	$76,149	$71,591
Cost of goods sold	15,347	9,820	25,111	18,789
Gross profit	24,132	28,507	51,038	52,802
Operating expenses:
Research and development	5,993	4,458	12,224	8,563
Clinical and regulatory affairs	3,597	2,722	7,047	4,922
Marketing and sales	19,842	19,167	39,441	35,311
General and administrative	6,850	5,932	14,139	13,094
Total operating expenses	36,282	32,279	72,851	61,890
Loss from operations	(12,150)	(3,772)	(21,813)	(9,088)
Other income (expense):
Interest income	37	67	82	126
Interest expense	(1,493)	(1,448)	(2,955)	(2,839)
Other income (expense), net	766	(148)	824	211
Change in fair value of contingent consideration related to acquisition	(100)	(3,772)	(200)	8,028
Total other income (expense)	(790)	(5,301)	(2,249)	5,526
Net loss before income tax (expense) benefit	$(12,940)	$(9,073)	$(24,062)	$(3,562)
Income tax (expense) benefit	(61)	80	(153)	(136)
Net loss	$(13,001)	$(8,993)	$(24,215)	$(3,698)
Other comprehensive income (loss) foreign currency translation	84	68	(1,670)	23
Comprehensive loss	$(12,917)	$(8,925)	$(25,885)	$(3,675)

Basic and diluted net loss per share	$(0.19)	$(0.14)	$(0.36)	$(0.06)
Shares used in computing basic and diluted net loss per share	67,615	62,699	67,441	62,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,215)	$(3,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,933	1,213
Stock-based compensation	4,619	3,753
Change in fair value of contingent consideration related to acquisition	200	(8,028)
Accretion of interest on convertible note	1,749	1,622
Amortization of deferred financing costs	232	198
Non-cash foreign exchange gain	(655)	(212)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(3,195)	(2,108)
Inventories	739	(8,793)
Prepaid expenses and other current assets	413	(1,283)
Accounts payable	2,692	3,855
Accrued payroll	(1,689)	1,224
Accrued expenses and other liabilities	(207)	2,097
Net cash used in operating activities	$(16,384)	$(10,160)
Cash flows from investing activities:
Purchases of marketable securities	(37,122)	(74,114)
Maturities of marketable securities	62,690	25,585
Purchases of property and equipment	(3,146)	(5,743)
Net cash provided by (used in) investing activities	$22,422	$(54,272)
Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase plan	1,631	1,446
Proceeds from exercise of stock options	2,628	1,094
Minimum tax withholding paid on behalf of employees for restricted stock units	(291)	(1,395)
Net cash provided by financing activities	$3,968	$1,145
Effect of exchange rate changes on cash and cash equivalents	(535)	(22)
Net increase (decrease) in cash and cash equivalents	$9,471	$(63,309)
Cash and cash equivalents, beginning of period	26,798	95,152
Cash and cash equivalents, end of period	$36,269	$31,843
Supplemental disclosure of cash flow information:
Cash paid for interest	$973	$1,045
Cash paid for income taxes	$140	$207
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$46	$3,870
Fair value of Nellix Milestone Shares (note 9)	$—	$38,372
Acquisition of property and equipment included in accounts payable	$71	$1,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a) Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Endologix AFX Endovascular AAA System (“AFX”), the VELA Proximal Endograft (“VELA”) and the Endologix Intuitrak Endovascular AAA System (“Intuitrak”). The Company's current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors, provide the sole source of the Company's reported revenue.
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
(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2015 and 2014, there were no related party transactions.

The interim financial data as of June 30, 2015 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and six months ended June 30, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015.

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB agreed to a one-year deferral of the revenue recognition standard's effective date for all entities. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Early application is permitted, but not before the original effective date, which would have been January 1, 2017 for the Company. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three and six months ended June 30, 2015, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2015.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Production equipment, molds, and office furniture	$14,054	$12,943
Computer hardware and software	7,075	6,457
Leasehold improvements	16,368	15,729
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	573	2,564
Property and equipment, at cost	$38,070	$37,693
Accumulated depreciation	(13,262)	(11,997)
Property and equipment, net	$24,808	$25,696

Depreciation expense for property and equipment for the three months ended June 30, 2015 and 2014 was $1.1 million and $0.5 million, respectively. For the six months ended June 30, 2015 and 2014 depreciation expense for property and equipment was $2.2 million and $1.0 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(b) Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$5,973	$6,728
Work-in-process	8,883	5,946
Finished goods	15,732	18,651
Total Inventories	$30,588	$31,325

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	June 30, 2015	December 31, 2014
Goodwill (1)	$28,709	$28,866

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(454)	(285)
Developed technology, net	$39,646	$39,815

License	$100	$100
Accumulated amortization	(85)	(71)
License, net	$15	$29

Customer relationships (1)	$438	$480
Accumulated amortization (1)	(438)	(400)
Customer relationships, net	$—	$80

Acquired Shonin approval (3)	$1,000	$1,000
Accumulated amortization	(667)	(167)
Acquired Shonin approval, net	$333	$833

Intangible assets (excluding goodwill), net	$42,702	$43,465
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Amortization expense for intangible assets for the three months ended June 30, 2015 and 2014 was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2015 and 2014 amortization expense for intangible assets was $0.8 million and $0.2 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

Remainder of 2015	$517
2016	949
2017	2,213
2018	3,693
2019	4,750
2020	5,416
2021 & Thereafter	22,456
Total	$39,994

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$857	$—	$—	$857
Agency bonds	3,000	—	—	3,000
Corporate bonds	2,658	—	(1)	2,657
Commercial paper	22,781	5	(1)	22,785
Government securities	4,961	2	—	4,963
Total	$34,257	$7	$(2)	$34,262

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$3,633	$—	$—	$3,633
Corporate bonds	15,707	—	(8)	15,699
Commercial paper	40,531	5	—	40,536
Total	$59,871	$5	$(8)	$59,868

At June 30, 2015, the Company’s investments included 6 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $2 thousand and a total fair market value of approximately $4.7 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 4 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three and six months ended June 30, 2015. All of the Company's investments of held-to-maturity securities will mature within less than 12 months with an average maturity of 3 months.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2015
Cash and cash equivalents	$36,269	$—	$—	$36,269
Contingently issuable common stock	$—	$—	$14,800	$14,800
At December 31, 2014
Cash and cash equivalents	$26,798	$—	$—	$26,798
Contingently issuable common stock	$—	$—	$14,600	$14,600

There were no re-measurements to fair value during the three months ended June 30, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended June 30, 2015.

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our 2.25% Convertible Senior Notes due 2018 ("Senior Notes") carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $82.8 million as of June 30, 2015 and $84.5 million as of December 31, 2014.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$226	$197	$474	$404
Operating expenses:
Research and development	258	185	486	335
Clinical and regulatory affairs	243	365	428	262
Marketing and sales	839	645	1,587	1,194
General and administrative	842	748	1,644	1,558
Total operating expenses	$2,182	$1,943	$4,145	$3,349
Total	$2,408	$2,140	$4,619	$3,753

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(13,001)	$(8,993)	$(24,215)	$(3,698)
Shares used in computing basic and diluted net loss per share	67,615	62,699	67,441	62,403
Basic and diluted net loss per share	$(0.19)	$(0.14)	$(0.36)	$(0.06)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Common stock options	1,812	1,813	1,812	1,917
Restricted stock awards	139	420	137	422
Restricted stock units	269	143	257	202
Total	2,220	2,376	2,206	2,541
As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Senior Notes”) in an underwritten public offering. Upon any conversion, the Senior Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Conversion of the Notes	3,588	3,588	3,588	3,588

The effect of the contingently issuable common stock is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

6. Credit Facilities

2.25% Convertible Senior Notes

On December 10, 2013, the Company issued $86.3 million aggregate principal amount 2.25% Convertible Senior Notes (the “Senior Notes”). The Senior Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds of the Notes of approximately $82.6 million from the sale of the Senior Notes, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the Senior Notes on June 15 and December 15 of each year, beginning June 15, 2014.

The Senior Notes are governed by the terms of a base indenture (the “Base Indenture”), as supplemented by the first supplemental indenture relating to the Senior Notes (the “First Supplemental Indenture,” and together with the Base Indenture,

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

the “Indenture”), between the Company and Wells Fargo Bank, National Association (the “Trustee”), each of which were entered into on December 10, 2013.

The Senior Notes are senior unsecured obligations and are (a) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Senior Notes; (b) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (c) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; (d) and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

The Company may not redeem the Senior Notes prior to December 15, 2016. On or after December 15, 2016, the Company may redeem for cash all or any portion of the Senior Notes, at its option, but only if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the second trading day immediately preceding the date on which the Company provides notice of redemption, exceeds 130% of the conversion price on each applicable trading day. The redemption price will equal 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Senior Notes.

Holders may convert their Senior Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Senior Notes in effect on each applicable trading day; (2) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Senior Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls all or any portion of the notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 15, 2018 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their Senior Notes for conversion at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will, at its election, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

The initial conversion rate of the Senior Notes will be 41.6051 shares of the Company’s common stock for each $1,000 principal amount of Senior Notes, which represents an initial conversion price of approximately $24.04 per share. Following certain corporate transactions that occur on or prior to the stated maturity date or the Company’s delivery of a notice of redemption, the Company will increase the conversion rate for a holder that elects to convert its Senior Notes in connection with such a corporate transaction.

If a fundamental change (as defined in the Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their Senior Notes at a fundamental change purchase price equal to 100% of the principal amount of the Senior Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.
The Indenture contains customary terms and covenants and events of default with respect to the Senior Notes. If an event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the principal amount of the Senior Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to us, the principal amount of the Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.

The Company was not required to separate the conversion option in the Senior Notes under ASC 815, "Derivatives and Hedging", and has the ability to settle the Senior Notes in cash, common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, "Debt with Conversion and Other Options", the Company accounted for the Senior Notes by allocating the issuance proceeds between the liability and the equity component. The

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.

As of June 30, 2015, the Company had outstanding borrowings of $72.2 million, and deferred financing costs of $2.2 million, related to the Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

Capped Call Transactions

On December 10, 2013, in connection with the pricing of the Senior Notes and the exercise in full of their overallotment option by the underwriters, the Company entered into privately-negotiated capped call transactions (the “Capped Call Transactions”) with Bank of America, N.A., an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Capped Call Transactions initial conversion rate and number of options substantially corresponds to each $1,000 principal amount of Senior Notes. The Company used approximately $7.4 million of the net proceeds from the Senior Notes offering to pay for the cost of the Capped Call Transactions.

The Capped Call Transactions are separate transactions entered into by the Company with Bank of America, N.A., are not part of the terms of the Senior Notes and will not change the holders’ rights under the Senior Notes. The Capped Call Transactions have anti-dilution adjustments substantially similar to those applicable to the Senior Notes. The Capped Call Transactions are derivative instruments that are recorded within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset potential cash payments that the Company is required to make in excess of the principal amount upon conversion of the Senior Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the $24.04 conversion price of the Senior Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the initial cap price of $29.02, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions.

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

For any conversions of Senior Notes prior to the close of business on the 55th scheduled trading day immediately preceding the stated maturity date of the Senior Notes, including without limitation upon an acquisition of the Company or similar business combination, a corresponding portion of the Capped Call Transactions will be terminated. Upon such termination, the portion of the Capped Call Transactions being terminated will be settled at fair value (subject to certain limitations), as determined by Bank

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

of America, N.A., in its capacity as calculation agent under the Capped Call Transactions, which the Company expects to receive from Bank of America, N.A., and no payments will be due Bank of America, N.A. The capped call expires on December 13, 2018.

Wells Fargo line of credit

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 3, 2015, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). All amounts owing under the Wells Credit Facility will become due and payable upon its expiration on November 15, 2015. A sub-feature in the line of credit allows for the issuance of up to $7.5 million in letters of credit. As of June 30, 2015, the Company had no outstanding letters of credit issued. The Wells Credit Facility is collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contains financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0 , equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not to exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $13.5 million for the three months ended March 31, 2015; $23.0 million for the six months ended June 30, 2015; and $35.0 million for the nine months ended September 30, 2015; (the "Net Loss Covenant").  The Wells Credit Facility also includes negative covenants limiting capital expenditures in 2015 to an aggregate of $6.0 million as well as limiting operating lease expenses to $3.0 million in any calendar year. As of June 30, 2015, the Company was not in compliance with the Net Loss Covenant. The financial covenants as of and for the three and six months ended June 30, 2015 are no longer applicable due to the termination of the Wells Credit Facility on July 21, 2015.

The Wells Credit Facility also contains a “material adverse change” clause (“MAC”). If the Company encounters difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. No borrowings were outstanding at June 30, 2015 and 2014. On July 21, 2015, the Company terminated the credit facility. As of the termination date, the Company had no outstanding borrowings or letters of credits issued under the Wells Credit Facility.

Bank of America line of credit

On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company may borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility will become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allows for the issuance of up to $10.0 million in letters of credit. The BOA Credit Facility is collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility can be terminated at any time during the two years by Company upon three business day notice. The BOA Credit Facility usage is priced at a spread over the one, two, three and six month LIBOR rates, and is subject to a covenants related to timely providing of publicly reported information, other indebtedness and a liquidity covenant tied to “Unencumbered Liquid Assets” ("ULA") - (as defined here) of not less than $30.0 million. ULA means the following assets (excluding assets of any retirement plan) which (i) are held in the United States at BOA and/or its affiliates, (ii) are not the subject of any lien, pledge, security interest or other arrangement with any creditor (other than BOA or one of BOA’s affiliates) to have his claim satisfied out of the asset (or proceeds thereof) prior to the general creditors of the owner of the asset, (iii) are held solely in the name of one or more credit parties subject to this covenant (with no other persons or entities having ownership rights therein), (iv) may be converted to cash within five (5) days, and (v) are not being counted or included to satisfy any other liquidity requirement under any other obligation, whether with BOA or any other lender, unless otherwise expressly agreed by BOA in writing: (a) cash and cash equivalents; (b) marketable securities invested in accordance with the Company’s investment policy and (c) marketable securities invested in accordance with any update to the Company’s investment policy so long as such update been approved by BOA in its reasonable discretion.
If not in default, the Company has the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
United States	$28,776	72.9%	$27,992	73.0%	$53,910	70.8%	$51,980	72.6%

Europe	$7,888	20.0%	$7,816	20.4%	$15,134	19.9%	$14,401	20.1%

Rest of World ("ROW"):
Latin America	$1,221	3.1%	$1,309	3.4%	$3,260	4.3%	$2,226	3.1%
Asia/Pacific	1,594	4.0%	1,210	3.2%	3,845	5.0%	2,984	4.2%
Total ROW	$2,815	7.1%	$2,519	6.6%	$7,105	9.3%	$5,210	7.3%

Revenue	$39,479	100.0%	$38,327	100.0%	$76,149	100.0%	$71,591	100.0%

8. Commitments and Contingencies
(a) Leases
The Company leases its administrative, research, and manufacturing facilities located in Irvine, California and an administrative office located in Rosmalen, The Netherlands. These facility lease agreements require the Company to pay operating costs, including property taxes, insurance and maintenance. In addition, the Company has certain equipment under long-term agreements that are accounted for as operating leases.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of June 30, 2015:

Remainder of 2015	$1,271
2016	2,363
2017	2,331
2018	2,258
2019	2,296
2020	2,388
2021 and thereafter	22,884
Total	$35,791

Facilities rent expense for the three months ended June 30, 2015 and 2014 was $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014 facilities rent expense was $1.2 million and $1.3 million, respectively.

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
The Company leased two adjacent facilities aggregating approximately 57,000 square feet in Irvine, California, under separate lease agreements where manufacturing was held. The Company exited one of these leases in December 2014 and the

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

other lease in April 2015. The Company's Rosmalen facility is an administrative office of approximately 2,900 square feet with lease expiration in December 2015 and renewal at its option.
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

LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against us in the U.S. District Court, District of Delaware, alleging that certain of our products infringe U.S. Patent Nos. 5,489,295, 6,117,167, 6,302,906, 5,993,481 and 5,676,696, which are alleged to be owned by LifePort. LifePort is seeking an unspecified amount of monetary damages for sale of our products and injunctive relief. We do not believe that we infringe on any of these patents and we intend to vigorously defend against this matter. The case is currently scheduled for trial in April 2016. We do believe, however, that the outcome will not have a material adverse effect on our financial position, results of operations, or cash flows. However, in order to avoid further legal costs and diversion of management resources, it is reasonably possible that we may reach a settlement with LifePort, which could result in a liability. However, we cannot presently estimate the amount, or range, of reasonably possible losses due to the nature of this potential litigation settlement.

9. Contingently Issuable Common Stock
On October 27, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nepal Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Nellix, Inc. ("Nellix"), certain of Nellix’s stockholders named therein and Essex Woodlands Health Ventures, Inc., as representative of the former Nellix stockholders. On December 10, 2010 (the “Nellix Closing Date”), the Company completed the merger (the “Merger”) of Merger Sub with and into Nellix pursuant to the terms of the Merger Agreement. The purchase price consisted of 3.2 million shares of the Company's common stock, issuable to the former Nellix stockholders as of the Nellix Closing Date, then representing a value of $19.4 million. Under the agreement, additional payments, solely in the form of shares of the Company's common stock (the “Contingent Payment”), could be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”).
Under the merger agreement, the ultimate value of each Contingent Payment would be determined on the date that each Nellix Milestone is achieved. The number of issuable shares would be established using an applicable per share price, which is subject to a ceiling and/or floor, resulting at the closing of the merger in a potential maximum of 10.2 million shares issuable upon the achievement of the Nellix Milestones. As of the Closing Date, the aggregate fair value of the cash Contingent Payment was estimated to be $28.2 million.
The Merger Agreement provides that, in addition to the shares of common stock of the Company (the “Common Stock”) issued to the former Nellix stockholders at the closing of the Merger, the former Nellix stockholders were entitled to receive shares of the Common Stock if the Company’s sales of a Nellix product (the “Nellix Product”) outside of the United States exceeded $10.0 million within a certain time period following the Company’s receipt of CE mark approval for the Nellix Product

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(the “OUS Milestone”). The aggregate dollar value of the shares of the Common Stock to be issued upon achievement of the OUS Milestone ranged from a high of $24.0 million, or 6.9 million shares, to a low of $10.0 million, or 1.3 million shares. The price per share of the Common Stock to be issued upon achievement of the OUS Milestone was subject to a floor of $3.50 per share and a ceiling of $7.50 per share.
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
In addition, if the Company receives approval from the FDA to sell the Nellix Product in the United States (the “PMA Milestone”), the Company will issue additional shares of the Common Stock to the former stockholders of Nellix. The dollar value of the shares of the Common Stock to be issued upon achievement of the PMA Milestone will be equal to $15.0 million (less the dollar value of certain cash payments and other deductions). The price per share of the shares of the Common Stock to be issued upon achievement of the PMA Milestone is subject to a stock price floor of $4.50 per share, but not subject to a stock price ceiling.
As of June 30, 2015 the Company's stock price last closed at $15.34 per share. Thus, had the PMA Milestone been achieved on June 30, 2015 the Contingent Payment would have comprised 0.9 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $13.8 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2014	$14,600
Fair Value Adjustment of Contingent Payment for the six months ended June 30, 2015	200
June 30, 2015	$14,800

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. The Company's ETR was (0.5)% and (0.7)% for the three and six months ended June 30, 2015, respectively.  The Company's ETR for the three and six months ended June 30, 2015 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

Cautionary Note Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

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

Overview
Our Business
Our corporate headquarters and manufacturing facility is located in Irvine, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (a) traditional minimally-invasive endovascular repair ("EVAR") or (b) endovascular sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
We sell our products through our direct U.S. and European sales forces and third-party international distributors and agents in other parts of the world.
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

Characteristics of Our Revenue and Expenses
Revenue
We derive revenue from sales of our EVAR and EVAS products (including extensions and accessories) to hospitals upon completion of AAA repair procedures, or from sales to distributors upon title transfer (which is typically at shipment), provided our other revenue recognition criteria have been met.
Cost of Goods Sold
Cost of goods sold includes compensation (including stock-based compensation) and benefits of production personnel and production support personnel. Cost of goods sold also includes depreciation expense for production equipment, production materials and supplies expense, allocated facilities-related expenses and certain direct costs such as shipping.
Research and Development
Research and development expenses consist of compensation (including stock-based compensation) and benefits for research and development personnel, materials and supplies, research and development consultants, outsourced and licensed research and development costs and allocated facilities-related costs. Our research and development activities primarily relate to the development and testing of new devices and methods to treat aortic disorders.
Clinical and Regulatory
Clinical and regulatory expenses consist of compensation (including stock-based compensation) and benefits for clinical and regulatory personnel, regulatory and clinical payments related to studies, regulatory costs related to registration and approval activities and allocated facilities-related costs. Our clinical and regulatory activities primarily relate to gaining regulatory approval for the commercialization of our devices.
Marketing and Sales
Marketing and Sales expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force, clinical specialist, internal sales support functions and marketing personnel. It also includes costs attributable to marketing our products to our customers and prospective customers.
General and Administrative
General and administrative expenses primarily include compensation (including stock-based compensation) and benefits for personnel that support our general operations such as information technology, executive management, financial accounting, and human resources. General and administrative expenses also include bad debt expense, patent and legal fees, financial audit fees, insurance, recruiting fees, other professional services, the federal Medical Device Excise Tax and allocated facilities-related expenses.
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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in any of our critical accounting policies and estimates during the three months ended June 30, 2015.

Results of Operations
Operations Overview - Three and Six Months Ended June 30, 2015 versus 2014
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenue	$39,479	100.0%	$38,327	100.0%	$76,149	100.0%	$71,591	100.0%
Cost of goods sold	15,347	38.9%	9,820	25.6%	25,111	33.0%	18,789	26.2%
Gross profit	24,132	61.1%	28,507	74.4%	51,038	67.0%	52,802	73.8%
Operating expenses:
Research and development	5,993	15.2%	4,458	11.6%	12,224	16.1%	8,563	12.0%
Clinical and regulatory affairs	3,597	9.1%	2,722	7.1%	7,047	9.3%	4,922	6.9%
Marketing and sales	19,842	50.3%	19,167	50.0%	39,441	51.8%	35,311	49.3%
General and administrative	6,850	17.4%	5,932	15.5%	14,139	18.6%	13,094	18.3%
Total operating expenses	36,282	91.9%	32,279	84.2%	72,851	95.7%	61,890	86.4%
Loss from operations	(12,150)	(30.8)%	(3,772)	(9.8)%	(21,813)	(28.6)%	(9,088)	12.7%
Total other income (expense)	(790)	(2.0)%	(5,301)	(13.8)%	(2,249)	(3.0)%	5,526	7.7%
Net loss before income tax (expense) benefit	(12,940)	(32.8)%	(9,073)	(23.6)%	(24,062)	(31.6)%	(3,562)	(5.0)%
Income tax (expense) benefit	(61)	(0.1)%	80	0.2%	(153)	(0.2)%	(136)	(0.2)%
Net loss	$(13,001)	(32.9)%	$(8,993)	(23.4)%	$(24,215)	(31.8)%	$(3,698)	(5.2)%

Comparison of the Three Months Ended June 30, 2015 versus 2014
Revenue

	Three Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Revenue	$39,479	$38,327	$1,152	3.0%

Our 3.0% revenue increase of $1.2 million over the prior year period primarily resulted from:

(i) a $0.8 million increase in U.S. sales procedures due to continued physician adoption of AFX;

(ii) a $0.3 million increase in ROW sales volume driven by our Asia/Pacific markets; and

(iii) a $0.1 million increase in European sales volume due to strong direct sales growth related to Nellix offsetting unfavorable foreign currency.

Our 2015 revenue includes an unfavorable foreign currency impact of $1.7 million when compared to 2014, representing revenue growth of 7.6% on a constant currency basis.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Cost of goods sold	$15,347	$9,820	$5,527	56.3%
Gross profit	24,132	28,507	(4,375)	(15.3)%
Gross margin percentage (gross profit as a percent of revenue)	61.1%	74.4%
The $5.5 million increase in cost of goods sold was driven by our revenue increase of $1.2 million and $4.3 million inventory reserve in the second quarter of 2015.

Gross margin for the three months ended June 30, 2015 decreased to 61.1% from 74.4% for the three months ended June 30, 2014. The increase in cost of goods sold, and corresponding decrease to gross margin, is largely due to a $4.3 million increase in the reserve for product inventory related to our global transition to DURAPLY™ ePTFE Graft Material for the AFX® Endovascular AAA System, a reserve for the current AFX product in anticipation of FDA approval of AFX2 by the end of 2015 and a provision for Nellix inventory that will become obsolete due to quality and process improvements. Gross margin is also impacted by product mix with a greater proportion of sales from Nellix which has a higher cost to produce compared to AFX.
Operating Expenses

	Three Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Research and development	$5,993	$4,458	$1,535	34.4%
Clinical and regulatory affairs	3,597	2,722	875	32.1%
Marketing and sales	19,842	19,167	675	3.5%
General and administrative	6,850	5,932	918	15.5%
Research and Development. The $1.5 million increase in research and development expenses was primarily attributable to increased product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $0.9 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and patient and outside services costs to support ongoing clinical activities, such as EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $0.7 million increase in marketing and sales expenses for the three months ended June 30, 2015, as compared to the prior year period, was primarily related to increased investments in our European sales force and marketing activities. Our 2015 marketing and sales expenses include a favorable foreign currency impact of $1.0 million when compared to 2014.
General and Administrative. The $0.9 million increase in general and administrative expenses is primarily attributable to an increase in professional fees, litigation costs and stock-based compensation.
Other income (expense), net

	Three Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(790)	$(5,301)	$4,511	(85.1)%

Other Income (Expense), Net. Other expense for the three months ended June 30, 2015 includes interest expense associated with our convertible note of $1.5 million, foreign currency gains of $0.8 million and a non-cash expense of $0.1 million which reflects an increase in the fair value of the Nellix Contingent consideration. Other expense for the three months ended June 30,

2014 includes non-cash expense of $3.8 million which reflects an increase in the fair value of the Nellix Contingent consideration, interest expense of $1.4 million and foreign currency loss.
Provision for Income Taxes

	Three Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$(61)	$80	$(141)	>(100%)
Our income tax expense was $0.1 million and our effective tax rate was (0.5)% for the three months ended June 30, 2015 due to our tax positions in various jurisdictions. During the three months ended June 30, 2015 and 2014, we had operating legal entities in the U.S., Italy, New Zealand, Switzerland and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Six Months Ended June 30, 2015 versus 2014
Revenue

	Six Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Revenue	$76,149	$71,591	$4,558	6.4%

Our 6.4% revenue increase of $4.6 million over the prior year period primarily resulted from:

(i) a $1.9 million increase in U.S. sales procedures due to continued physician adoption of AFX;

(ii) a $1.9 million increase in sales volume to our ROW markets; and

(iii) a $0.7 million increase in European sales volume due to strong direct sales growth related to Nellix offsetting unfavorable foreign currency.

Our 2015 revenue includes an unfavorable foreign currency impact of $3.2 million when compared to 2014, representing revenue growth of 10.8% on a constant currency basis.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Cost of goods sold	$25,111	$18,789	$6,322	33.6%
Gross profit	51,038	52,802	(1,764)	(3.3)%
Gross margin percentage (gross profit as a percent of revenue)	67.0%	73.8%
The $6.3 million increase in cost of goods sold was driven by our revenue increase of $4.6 million and $4.3 million inventory reserve in the second quarter of 2015.

Gross margin for the six months ended June 30, 2015 decreased to 67.0% from 73.8% for the six months ended June 30, 2014. The increase in cost of goods sold, and corresponding decrease to gross margin, is largely due to a $4.3 million increase in the reserve for product inventory related to our global transition to DURAPLY™ ePTFE Graft Material for the AFX® Endovascular AAA System, a reserve for the current AFX product in anticipation of FDA approval of AFX2 by the end of 2015 and a provision for Nellix inventory that will become obsolete due to quality and process improvements. Gross margin is also impacted by product mix with a greater proportion of sales from Nellix which has a higher cost to produce compared to AFX.

Operating Expenses

	Six Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Research and development	$12,224	$8,563	$3,661	42.8%
Clinical and regulatory affairs	7,047	4,922	2,125	43.2%
Marketing and sales	39,441	35,311	4,130	11.7%
General and administrative	14,139	13,094	1,045	8.0%
Research and Development. The $3.7 million increase in research and development expenses was primarily attributable to increased product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $2.1 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and patient and outside services costs to support ongoing clinical activities, such as EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $4.1 million increase in marketing and sales expenses for the six months ended June 30, 2015, as compared to the prior year period, was primarily related to increased investments in our European sales force and global marketing activities. Our 2015 marketing and sales expenses include a favorable foreign currency impact of $1.9 million when compared to 2014.
General and Administrative. The $1.0 million increase in general and administrative expenses is primarily attributable to increases in professional fees, litigation costs, stock-based compensation and investment in information technology projects.
Other income (expense), net

	Six Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(2,249)	$5,526	(7,775)	>100%

Other Income (Expense), Net. Other expense for the six months ended June 30, 2015 includes interest expense associated with our convertible note of $3.0 million, foreign currency gains of $0.7 million and a non-cash expense of $0.2 million related to the fair value of the Nellix contingent consideration. Other income for the six months ended June 30, 2014 includes $8.0 million non-cash income which was related to the fair value of the Nellix contingent consideration. Partially offsetting this fair value adjustment is interest expense associated with our convertible notes of $2.8 million.
Provision for Income Taxes

	Six Months Ended June 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Income tax expense	$(153)	$(136)	$(17)	12.5%
Our income tax expense was $0.2 million and our effective tax rate was (0.7)% for the six months ended June 30, 2015. During the six months ended June 30, 2015 and 2014, we had operating legal entities in the U.S., Italy, New Zealand, Switzerland and the Netherlands (including registered sales branches in certain countries in Europe). We have certain minimum tax liabilities attributable to our operations in these countries and in the U.S (see Note 10).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2015, December 31, 2014, and June 30, 2014:

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$36,269	$26,798	$31,843
Marketable securities	$34,257	$59,871	$78,941
Accounts receivable, net	$29,138	$26,113	$26,714
Total current assets	$132,965	$147,767	$170,719
Total current liabilities	$28,208	$29,624	$28,589
Working capital surplus (a)	$104,757	$118,143	$142,130
Current ratio (b)	4.7	5.0	6.0
Days sales outstanding ("DSO") (c)	67	62	63
Inventory turnover (d)	1.9	1.6	1.5
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
Operating Activities
Cash used in operating activities was $16.4 million for the six months ended June 30, 2015 as compared to cash used in operating activities of $10.2 million in the prior year period. The increase in cash usage was primarily due to (i) funding the net loss of $24.2 million, (ii) an increase in accounts receivable and other receivables of $3.2 million and (iii) a decrease in accrued payroll of $1.7 million. These increases in cash usage were partially offset by non-cash stock-based compensation of $4.6 million, depreciation and amortization of $2.9 million, an increase in accounts payable of $2.7 million and non-cash accretion of interest on convertible note of $1.7 million. Cash used in operating activities for the six months ended June 30, 2014 was $10.2 million and consisted of (i) a change in the fair value of the Nellix contingent consideration of $8.0 million and (ii) inventory purchases of $8.8 million, offset by an increase in accounts payable of $3.9 million.
During the six months ended June 30, 2015 and 2014, our cash collections from customers totaled $73.9 million and $70.9 million, respectively, representing 97.0% and 99.0% of reported revenue for the same periods.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2015 was $22.4 million, as compared to cash used in investing activities of $54.3 million in the prior year period. For the six months ended June 30, 2015, cash provided by investing activities consisted of $62.7 million in maturities of marketable securities, offset by $3.1 million used for machinery and equipment purchases and $37.1 million used to purchase marketable securities. For the six months ended June 30, 2014, cash used in investing was $54.3 million and consisted of $5.7 million used for machinery and equipment purchases and $74.1 million used to purchase marketable debt securities; offset by $25.6 million in maturities of marketable securities.

Financing Activities
Cash provided by financing activities was $4.0 million for the six months ended June 30, 2015, as compared to cash used in financing activities $1.1 million in the prior year period. For the six months ended June 30, 2015 cash provided by financing activities consisted of $4.3 million from the exercise of stock options and proceeds from sale of common stock under our employee stock purchase plan, offset by $0.3 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period. For the six months ended June 30, 2014, cash provided by financing activities consisted of proceeds of $2.5 million from the exercise of stock options and proceeds from our employee stock purchase plan, offset by $1.4 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of June 30, 2015, these subsidiaries and branches hold an aggregate $6.8 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of June 30, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2015	2016	2017	2018	2019	2020	2021 and thereafter
Long-term debt obligations	$86,250	$—	$—	$—	$86,250	$—	$—	$—
Interest on debt obligations	6,793	970	1,941	1,941	1,941	$—	$—	$—
Operating lease obligations	35,791	1,271	2,363	2,331	2,258	2,296	2,388	22,884
Total	$128,834	$2,241	$4,304	$4,272	$90,449	$2,296	$2,388	$22,884
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

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $27 thousand increase in the fair value of our investments as of June 30, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are exposed to market risk for changes in interest rates on the BOA Credit Facility. All outstanding amounts under the BOA Credit Facility bear interest at a variable rate equal to LIBOR, plus 2.50%, which is payable on a monthly basis. As of June 30, 2015 and through termination on July 21, 2015, we had no amounts outstanding under the Wells Credit Facility. If we draw down the BOA Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.8 million and $0.7 million of gains during the three and six months ended June 30, 2015, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

Item 4.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS.

Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for discussion of legal proceedings.

Item 6.	EXHIBIT INDEX.
The following exhibits are filed or furnished herewith:

Exhibit 10.1	(2)
2015 Stock Incentive Plan and forms of stock option award agreement and restricted stock unit award agreement. (Incorporated by reference to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed June 1, 2015).

Exhibit 10.2	(2)	Amended and Restated 2006 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, Filed June 1, 2015).

Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS		XBRL Instance Document

Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Lin Base Document

Exhibit 101.DEF		XBRL Taxonomy Extension Definition Link Base Document

Exhibit 101.LAB		XBRL Taxonomy Extension Label Link Base Document

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Link Base Document

(1)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Endologix.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date:	August 5, 2015	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 5, 2015	/s/ Shelley B. Thunen
Chief Financial Officer (Principal Financial and Accounting Officer)