Form 10-Q
period 2015-09-30
ENDOLOGIX INC /DE/
filed 2015-10-30
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 26, 2015, there were 67,789,498 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$35,404	$26,798
Marketable securities	32,891	59,871
Accounts receivable, net allowance for doubtful accounts of $283 and $185, respectively.	27,158	26,113
Other receivables	304	498
Inventories	33,422	31,325
Prepaid expenses and other current assets	3,113	3,162
Total current assets	$132,292	$147,767
Property and equipment, net	23,865	25,696
Goodwill	28,731	28,866
Intangibles, net	42,278	43,465
Deposits and other assets	1,985	2,415
Total assets	$229,151	$248,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,788	$11,027
Accrued payroll	13,800	13,337
Accrued expenses and other current liabilities	5,379	5,260
Total current liabilities	$32,967	$29,624
Deferred income tax	879	879
Deferred rent	8,065	8,060
Other liabilities	279	489
Contingently issuable common stock	14,800	14,600
Convertible notes	73,052	70,407
Total liabilities	$130,042	$124,059
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized. 67,968,865 and 67,321,769 shares issued, respectively. 67,788,911 and 67,159,511 shares outstanding, respectively.	68	67
Treasury stock, at cost, 179,954 and 162,258 shares, respectively.	(2,619)	(2,328)
Additional paid-in capital	384,226	372,639
Accumulated deficit	(283,631)	(248,500)
Accumulated other comprehensive income	1,065	2,272
Total stockholders’ equity	$99,109	$124,150
Total liabilities and stockholders’ equity	$229,151	$248,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$38,231	$37,150	$114,380	$108,741
Cost of goods sold	11,195	13,573	36,306	32,362
Gross profit	27,036	23,577	78,074	76,379
Operating expenses:
Research and development	5,459	5,313	17,683	13,876
Clinical and regulatory affairs	3,956	2,482	11,003	7,404
Marketing and sales	19,662	18,438	59,103	53,748
General and administrative	7,293	6,271	21,432	19,366
Total operating expenses	36,370	32,504	109,221	94,394
Loss from operations	(9,334)	(8,927)	(31,147)	(18,015)
Other income (expense):
Interest income	34	63	116	189
Interest expense	(1,506)	(1,422)	(4,460)	(4,261)
Other income (expense), net	(89)	(4,198)	735	(3,987)
Change in fair value of contingent consideration related to acquisition	—	200	(200)	8,228
Total other income (expense)	(1,561)	(5,357)	(3,809)	169
Net loss before income tax (expense) benefit	$(10,895)	$(14,284)	$(34,956)	$(17,846)
Income tax (expense) benefit	(22)	346	(175)	210
Net loss	$(10,917)	$(13,938)	$(35,131)	$(17,636)
Other comprehensive income (loss) foreign currency translation	463	2,704	(1,207)	2,727
Comprehensive loss	$(10,454)	$(11,234)	$(36,338)	$(14,909)

Basic and diluted net loss per share	$(0.16)	$(0.21)	$(0.52)	$(0.28)
Shares used in computing basic and diluted net loss per share	67,810	65,494	67,568	63,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(35,131)	$(17,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,561	1,938
Stock-based compensation	7,169	5,568
Change in fair value of contingent consideration related to acquisition	200	(8,228)
Accretion of interest on convertible note	2,645	2,453
Amortization of deferred financing costs	354	303
Non-cash foreign exchange (gain) loss	(593)	4,050
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,343)	(1,343)
Inventories	(1,889)	(8,512)
Prepaid expenses and other current assets	148	(880)
Accounts payable	4,730	2,208
Accrued payroll	633	1,576
Accrued expenses and other liabilities	182	3,231
Net cash used in operating activities	$(18,334)	$(15,272)
Cash flows from investing activities:
Purchases of marketable securities	(52,420)	(107,454)
Maturities of marketable securities	79,340	64,820
Purchases of property and equipment	(3,572)	(9,902)
Net cash provided by (used in) investing activities	$23,348	$(52,536)
Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase plan	2,787	1,446
Proceeds from exercise of stock options	1,631	1,596
Minimum tax withholding paid on behalf of employees for restricted stock units	(291)	(2,320)
Net cash provided by financing activities	$4,127	$722
Effect of exchange rate changes on cash and cash equivalents	(535)	(529)
Net increase (decrease) in cash and cash equivalents	$8,606	$(67,615)
Cash and cash equivalents, beginning of period	26,798	95,152
Cash and cash equivalents, end of period	$35,404	$27,537
Supplemental disclosure of cash flow information:
Cash paid for interest	$976	$1,047
Cash paid for income taxes	$162	$239
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$46	$6,669
Fair value of Nellix Milestone Shares (note 9)	$—	$38,372
Acquisition of property and equipment included in accounts payable	$43	$2,351
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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and nine months ended September 30, 2015 and 2014, there were no related party transactions.

The interim financial data as of September 30, 2015 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and nine months ended September 30, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance also requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three and nine months ended September 30, 2015, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2015.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Production equipment, molds, and office furniture	$13,293	$12,943
Computer hardware and software	6,267	6,457
Leasehold improvements	14,336	15,729
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	346	2,564
Property and equipment, at cost	$34,242	$37,693
Accumulated depreciation	(10,377)	(11,997)
Property and equipment, net	$23,865	$25,696

Depreciation expense for property and equipment for the three months ended September 30, 2015 and 2014 was $1.2 million and $0.6 million, respectively. For the nine months ended September 30, 2015 and 2014 depreciation expense for property and equipment was $3.4 million and $1.6 million, respectively.

(b) Inventories

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$6,919	$6,728
Work-in-process	7,329	5,946
Finished goods	19,174	18,651
Total Inventories	$33,422	$31,325

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	September 30, 2015	December 31, 2014
Goodwill (1)	$28,731	$28,866

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(620)	(285)
Developed technology, net	$39,480	$39,815

License	$100	$100
Accumulated amortization	(93)	(71)
License, net	$7	$29

Customer relationships	$—	$480
Accumulated amortization	—	(400)
Customer relationships, net	$—	$80

Acquired Shonin approval (3)	$1,000	$1,000
Accumulated amortization	(917)	(167)
Acquired Shonin approval, net	$83	$833

Intangible assets (excluding goodwill), net	$42,278	$43,465
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
Amortization expense for intangible assets for the three months ended September 30, 2015 and 2014 was $0.4 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014 amortization expense for intangible assets was $1.2 million and $0.3 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

Remainder of 2015	$202
2016	715
2017	1,717
2018	3,207
2019	4,397
2020	5,702
2021 & Thereafter	23,630
Total	$39,570

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$193	$—	$—	$193
Agency bonds	4,000	—	—	4,000
Corporate bonds	1,703	—	(1)	1,702
Commercial paper	10,094	1	—	10,095
Government securities	16,901	9	—	16,910
Total	$32,891	$10	$(1)	$32,900

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset backed securities	$3,633	$—	$—	$3,633
Corporate bonds	15,707	—	(8)	15,699
Commercial paper	40,531	5	—	40,536
Total	$59,871	$5	$(8)	$59,868

At September 30, 2015, the Company’s investments included 5 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $1 thousand and a total fair market value of approximately $7.3 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 7 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three and nine months ended September 30, 2015. All of the Company's investments of held-to-maturity securities will mature within less than 12 months with an average maturity of 6 months.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2015
Cash and cash equivalents	$35,404	$—	$—	$35,404
Contingently issuable common stock	$—	$—	$14,800	$14,800
At December 31, 2014
Cash and cash equivalents	$26,798	$—	$—	$26,798
Contingently issuable common stock	$—	$—	$14,600	$14,600

There were no re-measurements to fair value during the nine months ended September 30, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2015.

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our 2.25% Convertible Senior Notes due 2018 ("Senior Notes") carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $77.2 million as of September 30, 2015 and $84.5 million as of December 31, 2014.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$257	$240	$731	$643
Operating expenses:
Research and development	252	207	737	543
Clinical and regulatory affairs	321	(195)	749	67
Marketing and sales	888	931	2,476	2,125
General and administrative	832	632	2,476	2,190
Total operating expenses	$2,293	$1,575	$6,438	$4,925
Total	$2,550	$1,815	$7,169	$5,568

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(10,917)	$(13,938)	$(35,131)	$(17,636)
Shares used in computing basic and diluted net loss per share	67,810	65,494	67,568	63,444
Basic and diluted net loss per share	$(0.16)	$(0.21)	$(0.52)	$(0.28)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common stock options	1,600	1,816	1,739	1,881
Restricted stock awards	135	240	133	360
Restricted stock units	207	162	247	191
Total	1,942	2,218	2,119	2,432
As discussed in Note 6, in December 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Senior Notes”) in an underwritten public offering. Upon any conversion, the Senior Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

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

6. Credit Facilities

2.25% Convertible Senior Notes

On December 10, 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% Convertible Senior Notes (the “Senior Notes”). The Senior Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds of approximately $82.6 million from the sale of the Senior Notes, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the Senior Notes on June 15 and December 15 of each year, beginning June 15, 2014.

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

The Senior Notes are senior unsecured obligations and are: (a) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Senior Notes; (b) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (c) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (d) and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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

As of September 30, 2015, the Company had outstanding borrowings of $73.1 million, and deferred financing costs of $2.1 million, related to the Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

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

Wells Fargo line of credit

In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 3, 2015, whereby the Company may borrow up to $20.0 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). A sub-feature in the line of credit allowed for the issuance of up to $7.5 million in letters of credit. The Wells Credit Facility was collateralized by all of the Company's assets, except its intellectual property.

The Wells Credit Facility contained financial covenants requiring the Company to (i) maintain a minimum current ratio of 2.0 , equal to the quotient of modified current assets to current liabilities, as defined in the Wells Credit Facility (the "Current Ratio Covenant"), and (ii) not to exceed pre-tax net loss (excluding non-cash contingent consideration associated with the acquisition of Nellix) of $13.5 million for the three months ended March 31, 2015; $23.0 million for the six months ended June 30, 2015; and $35.0 million for the nine months ended September 30, 2015; (the "Net Loss Covenant"). The Wells Credit Facility also included negative covenants limiting capital expenditures in 2015 to an aggregate of $6.0 million as well as limiting operating lease expenses to $3.0 million in any calendar year. The financial covenants as of and for the three and nine months ended September 30, 2015 were no longer applicable due to the termination of the Wells Credit Facility on July 21, 2015.

The Wells Credit Facility also contained a “material adverse change” clause (“MAC”). If the Company encountered difficulties that would qualify as a MAC in its (i) operations, (ii) condition (financial or otherwise), or (iii) ability to repay amounts outstanding under the Wells Credit Facility, it could be canceled at Wells' sole discretion. Wells could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. On July 21, 2015, the Company terminated the credit facility. As of the termination date, the Company had no outstanding borrowings or letters of credits issued under the Wells Credit Facility.

Bank of America line of credit

On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company may borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility will become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allows for the issuance of up to $10.0 million in letters of credit. As of September 30, 2015, the Company issued a total of $1.0 million of letters of credit under the BOA credit facility. The BOA Credit Facility is collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility can be terminated at any time during the two years by Company upon three business day notice. The BOA Credit Facility usage is priced at a spread over the one, two, three and six month LIBOR rates, and is subject to a covenant related to timely providing of publicly reported information, other indebtedness and a liquidity covenant tied to “Unencumbered Liquid Assets” ("ULA") (as defined here) of not less than $30.0 million. ULA means the following assets (excluding assets of any retirement plan): (a) cash and cash equivalents; (b) marketable securities invested in accordance with the Company’s investment policy and (c) marketable securities invested in accordance with any update to the Company’s investment policy so long as such update been approved by BOA in its reasonable discretion. Such assets must be (i) held in the United States at BOA and/or its affiliates, (ii) not the subject of any lien, pledge, security interest or other arrangement with any creditor (other than BOA or one of BOA’s affiliates) to have his claim satisfied out of the asset (or proceeds thereof) prior to the general creditors of the owner of the asset, (iii) held solely in the name of one or more credit parties subject to this covenant (with no other persons or entities having ownership rights therein), (iv) convertible to cash within five (5) days, and (v) not counted or included to satisfy any other liquidity requirement under any other obligation, whether with BOA or any other lender, unless otherwise expressly agreed by BOA in writing. The Company was in compliance with this covenant as of September 30, 2015.
If not in default, the Company has the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility. As of September 30, 2015, the Company had no borrowings under the BOA Credit Facility.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
United States	$26,915	70.4%	$27,067	72.9%	$80,825	70.7%	$79,048	72.7%

Europe	$7,789	20.4%	$6,937	18.7%	$22,923	20.0%	$21,337	19.6%

Rest of World ("ROW"):
Latin America	$1,908	5.0%	$1,858	5.0%	$5,168	4.5%	$4,085	3.8%
Asia/Pacific	1,619	4.2%	1,288	3.5%	5,464	4.8%	4,271	3.9%
Total ROW	$3,527	9.2%	$3,146	8.5%	$10,632	9.3%	$8,356	7.7%

Revenue	$38,231	100.0%	$37,150	100.0%	$114,380	100.0%	$108,741	100.0%

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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of September 30, 2015:

Remainder of 2015	$589
2016	2,468
2017	2,450
2018	2,385
2019	2,389
2020	2,504
2021 and thereafter	22,884
Total	$35,669

Facilities rent expense for the three months ended September 30, 2015 and 2014 was $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2015 and 2014, facilities rent expense was $1.8 million and $2.1 million, respectively.

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
The Company leased two adjacent facilities aggregating approximately 57,000 square feet in Irvine, California, under separate lease agreements where manufacturing was held. The Company exited one of these leases in December 2014 and the

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

other lease in April 2015. The Company's Rosmalen facility is an administrative office of approximately 2,900 square feet and in August 2015, the Company extended the lease term for Rosmalen facility until December 2020.
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
As of September 30, 2015 the Company's stock price last closed at $12.26 per share. Thus, had the PMA Milestone been achieved on September 30, 2015 the Contingent Payment would have comprised 1.1 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $14.0 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2014	$14,600
Fair Value Adjustment of Contingent Payment for the nine months ended September 30, 2015	200
September 30, 2015	$14,800

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $22 thousand and $0.2 million for the three and nine months ended September 30, 2015, respectively. The Company's ETR was (0.2)% and (0.5)% for the three and nine months ended September 30, 2015, respectively.  The Company's ETR for the three and nine months ended September 30, 2015 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

11. Subsequent Events

TriVascular Merger
On October 26, 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”), with TriVascular Technologies, Inc. (“TriVascular”) under which the Company agreed to acquire all of TriVascular’s outstanding capital stock through a merger of a direct wholly-owned subsidiary of the Company (“Merger Sub”) with and into TriVascular (the “TriVascular Merger”). TriVascular will survive the TriVascular Merger and become a wholly-owned subsidiary of the Company.
Under the terms and conditions of the Merger Agreement, at the effective time of the TriVascular Merger, all outstanding shares of capital stock of TriVascular will be cancelled and converted into the right to receive merger consideration with a value, based on the closing price of the Company’s common stock on October 23, 2015, equal to up to approximately $211 million at closing, subject to certain adjustments specified in the Merger Agreement (the “Merger Consideration”). Approximately $187 million of the Merger Consideration payable to TriVascular stockholders will be payable in shares of the Company’s common stock issued at closing. This represents the value of 19.999% of the Company’s common stock as of October 23, 2015. Subject to certain adjustments specified in the Merger Agreement, up to the remaining approximately $24 million of the Merger Consideration will be payable in cash at closing.
The Merger Agreement includes customary representations, warranties and covenants of the Company, TriVascular and Merger Sub. The Merger Agreement contains customary closing conditions, including the requisite consent to the adoption of the Merger Agreement by TriVascular’s stockholders and the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The consummation of the TriVascular Merger is not subject to a financing condition.
The Merger Agreement also includes customary termination provisions for both TriVascular and the Company, subject, in certain circumstances, to the payment by TriVascular or the Company of a termination fee of 3.0% or 4.5%, respectively, of the aggregate purchase price. TriVascular must pay the Company the 3.0% termination fee following a change of recommendation by the board of directors of TriVascular or if TriVascular terminates the Merger Agreement to enter into an agreement with respect to a proposal from a third party that the board of directors of TriVascular has determined in good faith in the exercise of its fiduciary duties is superior to the Company’s, in each case, as is described in further detail in the Merger Agreement. The Company must pay TriVascular the 4.5% termination fee if the Company is unable to obtain antitrust approval of the merger.
3.25% Convertible Senior Notes
On October 27, 2015, the Company entered into an underwriting agreement with respect to the offer and sale of $110 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Convertible Senior Notes”). The 3.25% Convertible Senior Notes bear interest at a rate of 3.25% per year, payable semi-annually on May 1 and November 1 of each year, commencing May 1, 2016. The 3.25% Convertible Senior Notes will mature on November 1, 2020, unless earlier purchased, redeemed or converted in accordance with the terms of the 3.25% Convertible Senior Notes. The indenture governing 3.25% Convertible Senior Notes will contain customary terms and covenants and events of default. The initial conversion rate of the 3.25% Convertible Senior Notes is 89.4314 shares of the Company’s common stock per $1,000 principal amount of 3.25% Convertible Senior Notes (which is equivalent to an initial conversion price of approximately $11.18 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Prior to August 1, 2020, the 3.25% Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. On or after November 1, 2018, the Company may redeem for cash all or any portion of the 3.25% Convertible Senior Notes, at the Company’s option, but only if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the second trading day immediately preceding the date on which the Company provide notice of redemption, exceeds 130% of the conversion price on each applicable trading day. The redemption price will

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

equal 100% of the principal amount of the 3.25% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	continued market acceptance of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to successfully commercialize products which incorporate the technology obtained in our acquisition of Nellix, Inc. (“Nellix”);

•	our ability to effectively develop new or complementary technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims and litigation expenses;

•	reputational damage to our products caused by mis-use or off-label use or government or voluntary product recalls;

•	our utilization of a single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make current and future acquisitions and successfully integrate any such future-acquired businesses;

•	our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses; and

•	general macroeconomic and world-wide business conditions.

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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in any of our critical accounting policies and estimates during the three and nine months ended September 30, 2015.

Results of Operations
Operations Overview - Three and Nine Months Ended September 30, 2015 versus 2014
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenue	$38,231	100.0%	$37,150	100.0%	$114,380	100.0%	$108,741	100.0%
Cost of goods sold	11,195	29.3%	13,573	36.5%	36,306	31.7%	32,362	29.8%
Gross profit	27,036	70.7%	23,577	63.5%	78,074	68.3%	76,379	70.2%
Operating expenses:
Research and development	5,459	14.3%	5,313	14.3%	17,683	15.5%	13,876	12.8%
Clinical and regulatory affairs	3,956	10.3%	2,482	6.7%	11,003	9.6%	7,404	6.8%
Marketing and sales	19,662	51.4%	18,438	49.6%	59,103	51.7%	53,748	49.4%
General and administrative	7,293	19.1%	6,271	16.9%	21,432	18.7%	19,366	17.8%
Total operating expenses	36,370	95.1%	32,504	87.5%	109,221	95.5%	94,394	86.8%
Loss from operations	(9,334)	(24.4)%	(8,927)	(24.0)%	(31,147)	(27.2)%	(18,015)	(16.6)%
Total other income (expense)	(1,561)	(4.1)%	(5,357)	(14.4)%	(3,809)	(3.3)%	169	0.2%
Net loss before income tax (expense) benefit	(10,895)	(28.5)%	(14,284)	(38.4)%	(34,956)	(30.5)%	(17,846)	(16.4)%
Income tax (expense) benefit	(22)	(0.1)%	346	0.9%	(175)	(0.2)%	210	0.2%
Net loss	$(10,917)	(28.6)%	$(13,938)	(37.5)%	$(35,131)	(30.7)%	$(17,636)	(16.2)%

Comparison of the Three Months Ended September 30, 2015 versus 2014
Revenue

	Three Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Revenue	$38,231	$37,150	$1,081	2.9%

Our 2.9% revenue increase of $1.1 million over the prior year period primarily resulted from:

(i) a $0.9 million increase in European sales volume due to strong direct sales growth related to Nellix offsetting unfavorable foreign currency; and

(ii) a $0.4 million increase in ROW sales volume driven by our Asia/Pacific markets; and

(iii) a $0.2 million decrease in U.S. sales due to temporary delay in patient enrollment in the Nellix continued access protocol, partially offset by an increase in procedures due to continued physician adoption of AFX.

Our 2015 revenue includes an unfavorable foreign currency impact of $1.4 million when compared to 2014, representing revenue growth of 6.8% on a constant currency basis.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Cost of goods sold	$11,195	$13,573	$(2,378)	(17.5)%
Gross profit	27,036	23,577	3,459	14.7%
Gross margin percentage (gross profit as a percent of revenue)	70.7%	63.5%

Gross margin for the three months ended September 30, 2015 increased to 70.7% from 63.5% for the three months ended September 30, 2014. The decrease in cost of goods sold, and corresponding increase to the gross margin percentage, is largely due to the inventory write-off of $4.7 million in the third quarter of 2014 for product inventory that was replaced with our new DURAPLYTM ePTFE Graft Material for the AFX® Endovascular AAA System.
Operating Expenses

	Three Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Research and development	$5,459	$5,313	$146	2.7%
Clinical and regulatory affairs	3,956	2,482	1,474	59.4%
Marketing and sales	19,662	18,438	1,224	6.6%
General and administrative	7,293	6,271	1,022	16.3%
Research and Development. The $0.1 million increase in research and development expenses was attributable to increased product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $1.5 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and patient and outside services costs to support ongoing clinical activities, such as EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $1.2 million increase in marketing and sales expenses for the three months ended September 30, 2015, as compared to the prior year period, was primarily related to increased investments in our European sales force and global marketing activities. Our 2015 marketing and sales expenses include a favorable foreign currency impact of $0.6 million when compared to 2014.
General and Administrative. The $1.0 million increase in general and administrative expenses is primarily attributable to an increase in professional fees, litigation costs and stock-based compensation.
Other income (expense), net

	Three Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(1,561)	$(5,357)	$3,796	(70.9)%

Other Income (Expense), Net. Other expense for the three months ended September 30, 2015 includes interest expense associated with our convertible note of $1.5 million. Other expense for the three months ended September 30, 2014 includes $4.2 million net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our convertible notes of $1.4 million.

Provision for Income Taxes

	Three Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$(22)	$346	$(368)	>(100%)
Our income tax expense was $22 thousand and our effective tax rate was (0.2)% for the three months ended September 30, 2015 due to our tax positions in various jurisdictions. During the three months ended September 30, 2015 and 2014, we had operating legal entities in the U.S., Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Nine Months Ended September 30, 2015 versus 2014
Revenue

	Nine Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Revenue	$114,380	$108,741	$5,639	5.2%

Our 5.2% revenue increase of $5.6 million over the prior year period primarily resulted from:

(i) a $2.3 million increase in sales volume to our ROW markets; and

(ii) a $1.8 million increase in U.S. sales procedures due to continued physician adoption of AFX; and

(iii) a $1.6 million increase in European sales volume due to strong direct sales growth related to Nellix offsetting unfavorable foreign currency.

Our 2015 revenue includes an unfavorable foreign currency impact of $4.6 million when compared to 2014, representing revenue growth of 9.4% on a constant currency basis.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September,
	2015	2014	Variance	Percent Change
	(in thousands)
Cost of goods sold	$36,306	$32,362	$3,944	12.2%
Gross profit	78,074	76,379	1,695	2.2%
Gross margin percentage (gross profit as a percent of revenue)	68.3%	70.2%
The $3.9 million increase in cost of goods sold was primarily driven by our revenue increase of $5.6 million.

Gross margin for the nine months ended September 30, 2015 decreased to 68.3% from 70.2% for the nine months ended September 30, 2014. The decrease in gross margin is driven by product mix with a greater proportion of sales from Nellix which has a higher cost to produce compared to AFX and region mix as sales outside the U.S. increased.

Operating Expenses

	Nine Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Research and development	$17,683	$13,876	$3,807	27.4%
Clinical and regulatory affairs	11,003	7,404	3,599	48.6%
Marketing and sales	59,103	53,748	5,355	10.0%
General and administrative	21,432	19,366	2,066	10.7%
Research and Development. The $3.8 million increase in research and development expenses was primarily attributable to increased product development investments related to Nellix and AFX.
Clinical and Regulatory Affairs. The $3.6 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and patient and outside services costs to support ongoing clinical activities, such as EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $5.4 million increase in marketing and sales expenses for the nine months ended September 30, 2015, as compared to the prior year period, was primarily related to increased investments in our European sales force and global marketing activities. Our 2015 marketing and sales expenses include a favorable foreign currency impact of $2.6 million when compared to 2014.
General and Administrative. The $2.1 million increase in general and administrative expenses is primarily attributable to increases in professional fees, litigation costs, stock-based compensation and investment in information technology projects.
Other income (expense), net

	Nine Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(3,809)	$169	(3,978)	>100%

Other Income (Expense), Net. Other expense for the nine months ended September 30, 2015 includes interest expense associated with our convertible note of $4.5 million, foreign currency gains of $0.6 million and a non-cash expense of $0.2 million related to the fair value of the Nellix contingent consideration. Other income for the nine months ended September 30, 2014 includes $8.2 million, which reflects a decrease in the fair value of the Nellix contingent consideration, which was related to the decrease in our stock price during the nine months ended September 30, 2014. This was offset by $4.0 million net currency remeasurement of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our convertible notes of $4.3 million.
Provision for Income Taxes

	Nine Months Ended September 30,
	2015	2014	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$(175)	$210	$(385)	>(100%)
Our income tax expense was $0.2 million and our effective tax rate was (0.5)% for the nine months ended September 30, 2015 due to our tax positions in various jurisdictions. During the nine months ended September 30, 2015 and 2014, we had operating legal entities in the U.S., Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2015, December 31, 2014, and September 30, 2014:

	September 30, 2015	December 31, 2014	September 30, 2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$35,404	$26,798	$27,537
Marketable securities	$32,891	$59,871	$72,962
Accounts receivable, net	$27,158	$26,113	$25,702
Total current assets	$132,292	$147,767	$158,389
Total current liabilities	$32,967	$29,624	$29,252
Working capital surplus (a)	$99,325	$118,143	$129,137
Current ratio (b)	4.0	5.0	5.4
Days sales outstanding ("DSO") (c)	65	62	64
Inventory turnover (d)	1.4	1.6	1.9
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
Operating Activities
Cash used in operating activities was $18.3 million for the nine months ended September 30, 2015 as compared to cash used in operating activities of $15.3 million in the prior year period. The increase in cash usage was primarily due to (i) funding the increased net loss of $35.1 million, (ii) an increase in accounts receivable and other receivables of $1.3 million and (iii) an increase in inventory of $1.9 million. These increases in cash usage were partially offset by non-cash stock-based compensation of $7.2 million, depreciation and amortization of $4.6 million, an increase in accounts payable of $4.7 million and non-cash accretion of interest on convertible note of $2.6 million. Cash used in operating activities for the nine months ended September 30, 2014 was $15.3 million and consisted of (i) a change in the fair value of the Nellix contingent consideration of $8.2 million and (ii) inventory purchases of $8.5 million, offset by an increase in accounts payable of $2.2 million.
During the nine months ended September 30, 2015 and 2014, our cash collections from customers totaled $114.4 million and $109.0 million, respectively, representing 100.0% and 100.2% of reported revenue for the same periods.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2015 was $23.3 million, as compared to cash used in investing activities of $52.5 million in the prior year period. For the nine months ended September 30, 2015, cash provided by investing activities consisted of $79.3 million in maturities of marketable securities, offset by $3.6 million used for machinery and equipment purchases and $52.4 million used to purchase marketable securities. For the nine months ended September 30, 2014, cash used in investing was $52.5 million and consisted of $9.9 million used for machinery and equipment purchases and $107.5 million used to purchase marketable debt securities; offset by $64.8 million in maturities of marketable securities.

Financing Activities
Cash provided by financing activities was $4.1 million for the nine months ended September 30, 2015, as compared to cash provided by financing activities $0.7 million in the prior year period. For the nine months ended September 30, 2015, cash provided by financing activities consisted of $4.4 million from the exercise of stock options and proceeds from sale of common stock under our employee stock purchase plan, offset by $0.3 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period. For the nine months ended September 30, 2014, cash provided by financing activities consisted of proceeds of $3.0 million from the exercise of stock options and proceeds from our employee stock purchase plan, offset by $2.3 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.
Credit Arrangements

See Note 6 and Note 11 of the Notes to the Condensed Consolidated Financial Statements.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of September 30, 2015, these subsidiaries and branches hold an aggregate $8.0 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of September 30, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2015	2016	2017	2018	2019	2020	2021 and thereafter
Long-term debt obligations	$86,250	$—	$—	$—	$86,250	$—	$—	$—
Interest on debt obligations	6,793	970	1,941	1,941	1,941	$—	$—	$—
Operating lease obligations	35,669	589	2,468	2,450	2,385	2,389	2,504	22,884
Total	$128,712	$1,559	$4,409	$4,391	$90,576	$2,389	$2,504	$22,884
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

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $52 thousand increase in the fair value of our investments as of September 30, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are exposed to market risk for changes in interest rates on the BOA Credit Facility. All outstanding amounts under the BOA Credit Facility bear interest at a variable rate equal to LIBOR, plus 2.50%, which is payable on a monthly basis. As of September 30, 2015, we had no amounts outstanding under the BOA Credit Facility. If we draw down the BOA Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.1 million and $(0.6) million of losses and gains during the three and nine months ended September 30, 2015, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

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
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENDOLOGIX, INC.

Date:	October 30, 2015	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	October 30, 2015	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)