Form 10-K
period 2015-12-31
ENDOLOGIX INC /DE/
filed 2016-02-29
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,039,556,978 (based upon the $15.34 closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2015, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On February 25, 2016, approximately 81,705,771 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 2016.

Cautionary Note Concerning Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “projects,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•
risks associated with our recently completed merger with TriVascular Technologies, Inc. (“TriVascular”), including but not limited to the failure to realize anticipated revenue, operating and cost synergies and other potential benefits of the merger; costs, fees, expenses and charges associated with the merger which may negatively impact our financial condition and operating results; and business disruption after the merger, including adverse effects on employee retention and business relationships with suppliers, customers and other business partners;

•	failure to realize the anticipated benefits from previous business combination transactions, including our acquisition of Nellix, Inc. (“Nellix”);

•	continued market acceptance, use and endorsement of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims and litigation expenses;

•	reputational damage to our products caused by the use, mis-use or off-label use or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses; and

•	general macroeconomic and world-wide business conditions

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

Company Overview
Endologix, Inc. (“Endologix,” the “Company,” “we,” “our” or “us”) is a Delaware corporation with corporate headquarters and production facilities located in Irvine, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). The AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair (“EVAR”) or (2) endovascular sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. Our current EVAR products include the Endologix AFX Endovascular AAA System (“AFX”), the VELA Proximal Endograft (“VELA”) and the Endologix Powerlink with Intuitrak Delivery System (“Intuitrak”). Our current EVAS product is the Nellix EndoVascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of our EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors, provide the sole source of our reported revenue.
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
Our EVAS product consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. Our EVAS product seals the entire aneurysm sac, effectively, excluding the aneurysm sac and reducing the likelihood of future aneurysm rupture. Additionally, it has the potential to reduce the need for post procedural re-interventions.
Within our EVAR platform, AFX is marketed in the United States, Europe, New Zealand, Japan and Latin America, and Intuitrak sales are currently limited to Japan. In February 2013, we commenced a market introduction in Europe of the Nellix EVAS System. In December 2013, we received Investigational Device Exemption (“IDE”) approval in the United States to begin a clinical trial for the Nellix EVAS System, which commenced in January 2014. This clinical trial is fully enrolled and the 1-Year follow-up is complete. In October 2015, we received U.S. Food and Drug Administration (“FDA”) approval for the AFX2 Bifurcated Endograft System for the treatment of AAA. In December 2015, we received Shonin approval for AFX from the Japanese Ministry of Health, Labor and Welfare and entered into a distribution arrangement with a Japanese distributor to introduce AFX in the Japanese market in the first quarter of 2016.
Merger with TriVascular Technologies, Inc.
On February 3, 2016, we completed our previously announced merger with TriVascular. TriVascular is a medical device company developing and commercializing innovative technologies to significantly advance minimally invasive treatment of AAA. TriVascular developed its technology platform leveraging engineering principles utilized in many industries, including aerospace, aircraft and automotive, and applied these concepts with the goal of designing an optimal solution for AAA therapy to address unmet clinical needs. TriVascular’s Ovation, Ovation Prime and Ovation iX Systems and their related components (collectively, the “TriVascular Ovation System”) is TriVascular’s solution for the treatment of AAA. The Ovation System is an FDA-approved, stent graft platform that provides an innovative and effective alternative to conventional devices. It is designed to specifically address many of the limitations associated with conventional EVAR devices and expand the pool of patients eligible for EVAR.
TriVascular’s differentiated platform, by virtue of its low profile, flexible delivery system and novel sealing mechanism, offers physicians and patients eligible for EVAR a new solution to AAA repair, and has the added benefit of being able to treat a broader population of patients. The Ovation System consists of a main aortic body, injected with a conformable polymer, and typically two iliac limbs. These components, delivered sequentially through the lowest profile FDA-approved delivery system, allow for customization to an individual patient’s unique anatomy. TriVascular received CE Mark approval in August 2010 and began commercial sales of its Ovation System in Europe in September 2010. In October 2012, TriVascular received approval from the FDA for the Ovation System for the treatment of AAA and began commercial sales in the United States in November 2012. TriVascular sells its products through its direct U.S., Canadian and European sales forces and through third-party distributors in Europe and in other parts of the world.

We believe the merger with TriVascular is compelling because, among other things, we anticipate it will:

•
Enhance our growth opportunities. We expect to leverage the combined company’s global sales force and marketing capabilities to expand awareness of and access to our product offerings. We intend to leverage the combined company’s innovation capabilities and deep pipeline of new technologies to enhance our product offerings in the estimated $3 billion market for the treatment of AAA. We anticipate multiple product launches over the next 24 months.

•
Enhance and leverage our technology. We expect the combined company to be an innovation leader with broad clinical indications for the treatment of AAA. We and TriVascular have significant clinical evidence for our products and we expect the combined company will own over 370 issued and pending patents.

•
Drive significant operating synergies. We intend to leverage the combined company’s strong technology and commercial capabilities. We expect that the combined company will realize more than $30 million of annual synergies by 2017, resulting from, among other things, anticipated reductions in general and administrative expenses and sales and marketing expenses and manufacturing economics of scale, and that the TriVascular merger will be EBITDA accretive in 2018.

Pursuant to the Agreement and Plan of Merger, dated October 26, 2015 (the “Merger Agreement”), among Endologix, TriVascular and Teton Merger Sub, Inc., a wholly-owned subsidiary of Endologix (“Merger Sub”), effective February 3, 2016, Merger Sub merged with and into TriVascular (the “Merger”) with TriVascular surviving the Merger as a wholly-owned subsidiary of Endologix. At the effective time of the Merger, each outstanding share of common stock of TriVascular (other than shares for which appraisal rights under Delaware law were properly exercised) was converted into the right to receive (i) $0.34 in cash and (ii) 0.631 shares of our common stock (the “Merger Consideration”). We paid approximately $106.8 million in aggregate consideration, consisting of approximately $7.4 million in cash and 13.6 million shares of our common stock.

Five days prior to the effective time of the Merger, the vesting of each outstanding option to purchase TriVascular common stock accelerated in full. Each stock option exercised in accordance with its terms prior to the effective time of the Merger was converted into the right to receive the Merger Consideration. Five days prior to the effective time of the Merger, the vesting of each outstanding TriVascular restricted stock unit accelerated in full. The number of shares of TriVascular common stock subject to each restricted stock unit was issued to the holder of the restricted stock unit, and such shares of TriVascular common stock were automatically converted into the right to receive the Merger Consideration.

In connection with the Merger, we appointed Christopher G. Chavez, formerly a director of TriVascular, to Class II of our board of directors, effective as of the closing of the Merger. We appointed Mr. Chavez to our board of directors pursuant to the Merger Agreement, which required that we take all appropriate actions at or prior to the closing of the Merger to appoint Mr. Chavez to our board of directors, effective as of the effective time of the Merger.

This Annual Report on Form 10-K relates to our fiscal year ended December 31, 2015, which was completed prior to consummation of the merger with TriVascular. The first periodic report that will include results of operations for TriVascular will be our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016.
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
Market Overview and Opportunity
AAA Background
Atherosclerosis is a disease which results in the thickening and hardening of arteries, which generally is attributable to genetics, smoking, high blood pressure, and/or high cholesterol damage. This disease generally progresses with age. According to AHA Scientific Statement estimates, it affects 5% to 6% of the population over 65.

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

According to a paper titled Elective Versus Ruptured Abdominal Aortic Aneurysm Repair: A 1-Year Cost-Effectiveness Analysis, the overall patient mortality rate for ruptured AAA is approximately 80%, making it among the leading causes of death in the U.S. Once diagnosed, patients with AAA require either non-invasive monitoring, or, depending on the size and rate of growth of the AAA, EVAR or EVAS or open surgical repair.
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
We estimate that approximately 70% of all treated AAAs in the U.S. are repaired through EVAR, and 30% through open surgical repair. Although EVAR and EVAS have many key advantages over open surgical repair, many patients are not candidates for EVAR and EVAS due to the limitations of current EVAR devices to treat a wide range of AAA anatomies. We are developing new products to address these more challenging anatomies, those with aortic neck length less than 10mm, that we believe, upon development, will allow us to increase the treatable aneurysm market.
An article published in the New England Journal of Medicine on January 31, 2008 compared the results of open surgical repair versus EVAR for the treatment of AAA on more than 45,000 patients over a three year period. Among the findings discussed in the article were:

•	The perioperative mortality rate of all patients in the study undergoing EVAR was approximately 1.2%, as compared to 4.8% for open surgical repair.

•	Patients treated by EVAR were three times as likely to be discharged to their homes rather than another rehabilitation facility as compared to patients treated with open repair.

•	The average hospital stay for patients in the study undergoing EVAR was 3.4 days versus 9.3 days for patients undergoing open surgical repair.
Market Size
We estimate the global Endovascular AAA market potential to be $2.7 billion. We estimate the traditional aneurysm market potential, defined as aneurysms with aortic neck length greater than or equal to 10mm, to be $1.5 billion. The majority of diagnosed aneurysms in this market can be treated with currently available EVAR products. We estimate that a $1.2 billion market opportunity exists for the treatment of challenging anatomies, defined as aneurysms with neck lengths less than 10mm. Currently, there are limited options with available EVAR products to treat these short or no neck aortic aneurysms. Below is a table summarizing the market potential and penetration by aneurysm type.

Market Description ($ in millions)	Penetrated	Unpenetrated	Total
Traditional	$1,222	$327	$1,549
Complex	340	859	1,199
Total	$1,562	$1,186	$2,748

In 2015, we estimate there were approximately 205,000 AAA (EVAR and surgical repair) procedures globally.

In the U.S. alone, it is estimated that between 1.2 million and 2.0 million people have an AAA and over 200,000 people are diagnosed with AAA in the U.S. annually. Of those diagnosed with an AAA, approximately 68,000 people underwent an AAA repair procedure in the U.S., of which approximately 51,000 were addressed through EVAR.

According to U.S. Census Bureau estimates, the age 65 and over population in the U.S. presently numbers approximately 46 million, or 15% of the total population, and is expected to grow to 49 million by 2016. Accordingly, we believe that AAA treatments will naturally increase over time, given this demographic trend.

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

Our EVAS Platform
Our EVAS product is based on the Nellix EVAS System to seal the aneurysm and provide blood flow to the legs through two blood lumens.

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

•	Low profile introducer. Our EVAS product is beneficial for the delivery of the devices in tight access arteries, reducing risk of vascular injuries to the patient.

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

•
AFX. In June 2011 and November 2011, we received FDA approval and CE Mark approval, respectively, for AFX and we received Japanese Shonin approval in December 2015. We believe AFX provides physicians with improved vascular access and sealing, as compared to IntuiTrak. We began a full commercial launch of AFX in the U.S. in August 2011 and in numerous international markets in 2012. In addition, we entered into a distribution arrangement with a Japanese distributor to introduce AFX in the Japanese market in the first quarter of 2016.

Our core EVAS Platform, branded as the Nellix EVAS System, was first commercialized in Europe in February 2013.

•
Nellix EVAS System. In February 2013, we received CE Mark approval of the Nellix EVAS System, and we commenced a limited market introduction of the Nellix EVAS System in Europe and a controlled commercial launch is underway. In December 2013, we received IDE approval in the United States to begin a clinical trial which commenced in January 2014. Enrollment in the IDE study was completed in November 2014. In the third quarter of 2015, we obtained IDE continued access approval for additional patients. The 30-day safety results for the Nellix EVAS System were recently published in the Journal of Vascular Surgery, which results showed low morbidity and mortality and high procedural success rates. Based upon current assumptions and timelines, we anticipate receiving FDA premarket approval in late 2016 or the first quarter of 2017.

•
ChEVAS. ChEVAS is a new procedure whereby physicians use the Nellix EVAS System together with branch stent grafts to treat patients with complex aortic anatomies. Physicians are leading a new clinical trial called ASCEND (Aneurysm Study for Complex AAA: Evaluation of Nellix Durability) to evaluate the clinical performance of ChEVAS. Preliminary results from the ASCEND study are expected to be presented in 2016.

Manufacturing and Supply
All of our commercial products are manufactured, assembled, and packaged at our 129,000 square foot leased facilities in Irvine, California. As a result of our merger with TriVascular, we acquired TriVascular’s manufacturing facility in Santa Rosa, California.
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

Marketing and Sales
We market and sell our products in the U.S. and in 12 Western European countries (United Kingdom, Ireland, France, Germany, Italy, Portugal, Switzerland, Netherlands, Austria, Belgium, Luxembourg, and Monaco) through a direct sales force and network of agents. In 8 other European countries, Japan, 4 Latin American countries, and 5 other Asian countries we sold our EVAR products through exclusive independent distributors or agents. In 2015, we marketed our products in 30 countries outside the US. We market our EVAS products through direct sales, agents and distributor channels in Europe and our independent agent in New Zealand.
U.S. We market and sell our products in the U.S. through a direct sales force. The primary customer and decision maker for our products is the vascular surgeon, and to a lesser extent, the cardiovascular surgeon, interventional radiologist and interventional cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and approximately 4,000 physicians in the U.S. that perform EVAR. Approximately 70% of our revenues for the year ended December 31, 2015 were generated from sales of our EVAR and EVAS products in the U.S.
Europe. Prior to September 2011, our reported revenue to customers outside of the U.S. had been generated exclusively through third-party distributors. As of September 1, 2011, upon mutual agreement for the termination of distribution rights with a European distributor, we began direct sales operations in most of Western Europe. Approximately 20% of our revenues for the year ended December 31, 2015 were generated from sales of our EVAR and EVAS products in Europe.
Asia Pacific. We commenced commercial sales in Japan in February 2007 upon receipt of Japanese regulatory, or Shonin, approval. We have had limited commercial sales in China since September 2009 and we terminated our distributor agreement with our Chinese distributor in 2013. Approximately 6% of our revenues for the year ended December 31, 2015 were generated from distributor sales of our EVAR and EVAS products in Asia Pacific.

South and Central America and Mexico. We have applicable regulatory approvals for Mexico, Argentina, Brazil, Chile, Peru, Ecuador, Venezuela, Costa Rica, Panama and Colombia. We commenced sales in South America and in Mexico in December 2007. Approximately 4% of our revenues for the year ended December 31, 2015 were generated from sales of our EVAR products in South America and Mexico.

See Note 7 of the Notes to the Consolidated Financial Statements for a tabular summary of our revenue by geographic region for the fiscal years 2015, 2014 and 2013.
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

We experience significant competition and we expect that the intensity of competition will increase over time. For example, our major competitors, Medtronic, Inc., W.L. Gore Inc., and Cook Medical Products, Inc., each have obtained full regulatory approval for their EVAR products in the U.S. and/or other international markets. In addition to these major competitors, we also have smaller competitors, and emerging competitors with active EVAR system development programs.
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

Product Developments and Clinical Trials
Overview
We incurred expenses of $41.8 million in 2015, $34.9 million in 2014, and $24.9 million in 2013, on research and development activities and clinical studies. Our focus is to continually develop innovative and cost-effective medical devices for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Historically, we have focused on developing our EVAR and EVAS to treat infrarenal AAA including initial development of products to treat complex AAAs. However, we expect to devote more resources in the future to continue to develop, enhance and obtain expanded indications for our current EVAR and EVAS products and to develop new product indications to treat more challenging anatomies.
Nellix EVAS System
On December 10, 2010, we completed our acquisition of Nellix (refer to the section entitled "Nellix Acquisition and Private Placement Transaction" section below). Using the technology we acquired in the Nellix acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD IDE - Pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. The study is a prospective single arm registry which enrolled 179 patients at 29 centers in the U.S.; Canada and Europe, of which 26 are in the U.S. In November 2014, we completed enrollment in the EVAS FORWARD IDE. The patients in this study will be followed for one-year, after which we will submit the final module of the premarket approval (“PMA”) to the FDA. The first patient was treated in January 2014, enrollment was completed in November 2014 and patient follow-up is scheduled for one-year post treatment.

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

Ventana
In January 2012, we received IDE approval from the FDA to begin U.S. clinical trials to evaluate Ventana Fenestrated Stent Graft System (“Ventana”) for the EVAR repair of juxtarenal abdominal aortic aneurysms and pararenal abdominal aortic aneurysms.  In February 2012, we enrolled the first patient in our U.S. clinical trial to evaluate Ventana.  We received CE Mark approval for Ventana in April 2013.  In April 2013 the company announced that, after completing approximately half of the U.S. IDE patients, it would temporarily suspend enrollment in the Ventana U.S. IDE clinical trial and delayed the limited market introduction of Ventana in Europe.  Preliminary data suggested  that the trial would not meet its efficacy endpoint, due to a higher number of renal re-interventions than were allowed. We announced in 2014 that we were stopping the Ventana program and shifting our development efforts for the paravisceral segment on a Nellix based solution.

Nellix Acquisition and Private Placement Transaction
On December 10, 2010, we completed our merger with Nellix. Upon the closing of the merger, we issued an aggregate of 2.9 million unregistered shares of our common stock to the former stockholders of Nellix in exchange for all of the outstanding shares of Nellix stock immediately prior to the closing of the merger. On June 17, 2014, we issued an additional 2.7 shares of our common stock to the former shareholders of Nellix upon achievement of a revenue-based milestone. In addition, the Nellix merger agreement requires us to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our receipt of PMA for the Nellix EVAS System.

Patents and Proprietary Information
We believe that our intellectual property and proprietary information is key to protecting our technology. We continue to build a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems (exclusive of Nellix technology), our rights include 35 U.S. issued patents, 11 pending U.S. applications, 29 foreign patents and 10 pending foreign patent applications. Our current aorta treatment related patents have expiration dates from 2016 to 2031. As a result of our acquisition of Nellix, we added additional patents to our portfolio which have evolved to currently include 19 U.S. patents 19 pending U.S. applications, and 10 foreign patents, with expiration dates from 2016 to 2030. We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology, while simultaneously avoiding paying unnecessary fees to maintain patents and applications when we believe it is not in our best interest.
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

Third-Party Reimbursement

In the U.S., hospitals are the primary purchasers of our EVAR and EVAS Systems. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient's AAA. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for medical treatment. While hospitals are often reimbursed at a fixed rate based on the diagnosis-related group ("DRG") established by the U.S. Centers for Medicare and Medicaid Services ("CMS"), other insurers may negotiate differing approaches with hospitals. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical devices used in that procedure.

Reimbursement of procedures utilizing our EVAR and EVAS products currently are covered. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication.
Beginning on October 1, 2015, CMS started requiring those who make claims for reimbursement to use ICD-10 codes to designate diagnosis and treatment of Medicare beneficiaries. The following are the ICD-10-PCS codes associated with the endovascular treatment of abdominal aneurysms utilizing Endologix devices indicated for that treatment.

ICD-10 PCS	Description
Abdominal Aorta
04V03DZ	Restriction of Abdominal Aorta, with Intraluminal Device, Percutaneous Approach
04V04DZ	Restriction of Abdominal Aorta, with Intraluminal Device, Percutaneous Endoscopic Approach
04V03DJ	Restriction of Abdominal Aorta, with Intraluminal Device, Temporary, Percutaneous Approach
04V04DJ	Restriction of Abdominal Aorta, with Intraluminal Device, Temporary, Percutaneous Endoscopic Approach
04U03JZ	Supplement of Abdominal Aorta with Synthetic Substitute, Percutaneous Approach
04U04JZ	Supplement of Abdominal Aorta with Synthetic Substitute, Percutaneous Endoscopic Approach
CMS reimburses these hospital inpatient procedures utilizing the following MS-DRGs. National average reimbursement values are shown.

Aortic and Heart Assist Procedures Except Pulsation Balloon with MCC	$37,095
Aortic and Heart Assist Procedures Except Pulsation Balloon without MCC	$23,058
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
Presently, the European Union ("EU") is considering substantial updating of regulations for the sale and reimbursement of medical devices in EU countries. The legislation will harmonize such regulations throughout all EU countries. It is expected that the new regulations will require: (i) stricter guidelines for clinical evidence supporting device efficacy; (ii) more powers for regulatory assessment bodies; (iii) stronger supervision of manufacturers, importers and distributors, and (iv) an extended database for medical devices and better traceability throughout the supply chain. The European Commission proposals are being discussed in the European Parliament and in the European Council. They are expected to be adopted sometime in 2016 and would then gradually come into effect from 2017 to 2020.

Government Regulation - Medical Devices

Our medical devices are subject to regulation by various government agencies, including the FDA and similar agencies within governments outside the U.S. Each of these agencies requires us to comply with laws and regulations governing the development, qualification, manufacturing, labeling, marketing, and distribution of our medical devices.
U.S.
In the U.S., medical devices are regulated by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are life-sustaining or life-supporting devices. Class III devices require rigorous clinical testing prior to their approval and generally require a premarket approval ("PMA") or PMA supplement approval prior to marketing for sale.
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
The second process, known as premarket approval (i.e., the PMA process), requires us to collect and submit nonclinical and human clinical data on the medical device for its intended use to demonstrate that it is safe and effective. Human clinical data must be collected in compliance with FDA IDE regulations. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights. In the PMA process, the U.S. FDA will approve the medical device and thereby authorize its commercial distribution in the U.S. if it determines that the probable benefits outweigh the risks for the intended patient population, and, therefore, makes a determination of reasonable assurances of safety and effectiveness. The PMA process takes longer and is more expensive than the 510(k) process. Our Powerlink, Intuitrak and AFX EVAR Systems were approved through this PMA process. The Nellix EVAS System is currently engaged in the PMA process and will be made commercially available in the United States following PMA approval.
We are required to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services ("CDHS") requires us to register as a medical device manufacturer. Because of this, the FDA and the CDHS routinely inspect us for compliance with Quality System regulations. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular Quality System inspections in connection with the manufacture of our products at our facility. Further, the FDA requires us to comply with various regulations regarding labeling. The Medical Device Reporting (“MDR”) laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. Although physicians are permitted to use their medical judgment to apply medical devices to indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for the 510(k)-cleared or PMA-approved indications for use.
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
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or "Shonin." In Japan, the Ministry of Health, Labor, and Welfare ("MHLW"), with administration by the Pharmaceutical and Medical Devices Agency, regulates medical devices under the Pharmaceuticals and Medical Device Law ("PMD"). Our quality management system and product conformity to the PMD are overseen by MHLW and Pharmaceutical and Medical Devices Agency ("PMDA"). Our Powerlink and AFX EVAR Systems were approved through the Shonin process. The Nellix EVAS System requires future approval through the process in order to be commercially available in Japan.
To be sold in China, all medical devices are required to have licenses from the China Food and Drug Administration ("CFDA") (formerly State Food & Drug Administration or SFDA). Quality system, premarket testing and clinical investigation are required for Class II and III devices. CFDA released a new regulation on Innovative Medical Device Registration Applications ("IMDR")

in March 2014, which Endologix may utilize to register its product in China. Class II and III submissions will have a full application review conducted; this will include a technical and administrative review. Novel and high-risk products may also be subject to an Expert Panel Meeting (which may result in an additional 4 to 6 months to the review process), and CFDA may conduct an onsite QMS audit of manufacturing facilities. The Nellix EVAS System requires future approval through the process in order to be commercially available in China.
We are also subject to other local, state, federal and international regulations relating to a variety of areas including laboratory practices, manufacturing practices, medical device export, quality system practices, as well as health care reimbursement and delivery of products and services.
U.S. and Foreign Government Regulations - Healthcare Fraud and Abuse and Privacy Laws

Healthcare Fraud and Abuse
We are subject to various U.S. and foreign governmental laws and regulations relating to the manufacturing, labeling, marketing and selling of our products, non-compliance with which could adversely affect our business, financial condition and results of operations. We have implemented and maintain a comprehensive compliance program that includes ongoing risk assessment, development of relevant policies, monitoring, and training of our employees to ensure compliance with U.S. and foreign laws and regulations.
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
We conduct a significant amount of sales activity outside of the U.S. We intend to continue to pursue growth opportunities internationally, including in emerging markets. Our international operations are, and will continue to be, subject to a complex set of laws and regulations, including:

•	Foreign medical reimbursement policies and programs;

•	Complex data privacy requirements and laws;

•	Ever-changing and contradictory country-specific guidelines, transparency requirements and laws;

•
The Foreign Corrupt Practices Act, a U.S. law, which prosecutes U.S. companies who engage in bribery when doing business with physicians, distributors, agents, and other third parties outside the U.S. Many physicians outside the U.S. are considered government officials, and U.S. companies, together with individuals who engaged in the bribery, face civil and criminal sanctions both in the U.S. and any country where bribery of a government official violates the law of that country;

•	Foreign anti-corruption laws, such as the UK Bribery Act; and

•	Trade protection measures, including import or export restrictions or sanctions, that may restrict us from doing business in and/or shipping products to certain parts of the world.

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
Employees
As of December 31, 2015, we had 619 employees (as compared to 590 employees as of December 31, 2014), including 226 in manufacturing, 44 in research and development, 34 in regulatory and clinical affairs, 69 in quality support, 185 in sales and marketing, and 61 in administration. We believe that the success of our business will depend, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.
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
Risks Related to the Recently Completed Merger with TriVascular
We may be unable to successfully integrate our operations or realize the anticipated revenue, operating synergies and other potential benefits of our recently completed merger in a timely manner or at all. As a result, our business, results of operations and financial condition may be adversely affected.
The success of our recently completed merger with TriVascular will depend, in part, on our ability to achieve the anticipated revenue, operating synergies and other potential benefits of the merger. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to integrate our operations in an efficient and effective manner. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We operate numerous systems, including those involving accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. We may also have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. We may have difficulty in integrating our commercial organizations, including in particular distribution arrangements. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of our management to integrate successfully our operations or to do so within a longer time frame than expected could have an adverse effect on our business, results of operations and financial condition. The integration also may result in unanticipated expenses, liabilities, competitive responses and loss of customer relationships. Even if our operations are integrated successfully with TriVascular’s, we may not be able to realize the full benefits of the transaction, including the anticipated operating and cost synergies, growth opportunities or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.
Our future results will suffer if we do not effectively manage our expanded operations as a result of the merger.
As a result of the merger, the size of our business has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may be unable to realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.
In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports. The integration of combined businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future. Any difficulties in the assimilation of combined businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.
If goodwill or other intangible assets that we record in connection with the merger become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the merger, we expect to record a significant amount of goodwill and other intangible assets. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could adversely affect our operating results and financial condition in future periods.

We have incurred and expect to continue to incur significant transaction and integration-related costs in connection with the merger and the integration of our operations.
We have incurred and expect to continue to incur a number of non-recurring costs associated with the merger and integrating our operations. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, employment-related costs, and facilities and systems consolidation costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our businesses should allow us to offset incremental transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
The surviving corporation following our merger with TriVascular, which is a wholly-owned subsidiary of our company, possesses not only all of the assets, but also all of the liabilities of TriVascular. Discovery of previously undisclosed or unknown liabilities could have an adverse effect on our business, operating results and financial condition.
Business combination transactions involve risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems. As a result of our merger with TriVascular, we acquired not only all of the assets, but also all of the liabilities of TriVascular. Although we conducted a due diligence investigation of TriVascular and its known and potential liabilities and obligations prior to completing the merger, it is possible that undisclosed, contingent or other liabilities or problems may arise which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, results of operations and financial condition.
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
Our success in marketing our products depends in large part on whether domestic and international government health administrative authorities, private health insurers and other organizations will reimburse customers for the cost of our products. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Further, many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. If sufficient reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products will be adversely affected.
We may never realize the expected benefits of our business combination transactions.
In addition to developing new products and growing our business internally, we have sought to grow through combinations with complementary businesses. Examples include, in addition to our recently completed merger with TriVascular, our merger with Nellix in 2010. Such business combination transactions involve risks, including the risk that we may fail to realize some or all of the anticipated benefits of the transaction. For example, the success of our recent business combination transactions largely depends on our ability to realize anticipated growth opportunities for existing products and potential new products. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation, the results of clinical trials, the receipt of applicable regulatory approvals, obtaining and maintaining intellectual property rights and further developing an effective sales and marketing organization in global markets. Although we carefully plan our business combination trasnactions, we may be unable to realize the expected benefits of such transactions.
Our success depends on the growth in the number of AAA patients treated with endovascular devices.
We estimate that over 200,000 people are diagnosed with AAA in the United States annually, and approximately 68,000 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Initiatives to increase screening for AAA include SAAAVE, which was signed into law on February 8, 2006 in the United States. SAAAVE will provide one-time AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease. Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
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
Sales of our products outside the United States represented approximately 30% of our revenue in 2015. As of December 31, 2015, we sold our products through 39 distributors located in the following countries outside of the United States: Argentina, Brazil, Chile, Columbia, Czech Republic, Israel, Japan, Mexico, Latvia, Romania, Puerto Rico, Poland, Sweden, Portugal, Spain, Slovakia, Norway, Italy, Hungary, Greece, Thailand, Singapore, Malaysia, Hong Kong, Australia and Turkey. The sales territories authorized within these various distribution agreements cover a total of 31 countries. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive United States and foreign governmental trade, import and export, and custom regulations and laws.
Pursuant to the SEC rules regarding disclosure of the use of certain minerals in our products, known as "conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Although we intend to disclose that we utilized certain of the four conflict minerals in our products in our conflict minerals report for the 2015 calendar year, we have been unable in all instances to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.
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

Although we take reasonable efforts to mitigate risk, a significant extending interruption from key suppliers could impact our ability to manufacture and adversely affect our business, financial condition, and results of operations.
If we are unable to protect our intellectual property, our business may be negatively affected.
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained, or will obtain, may be challenged by re-examination, inter partes review, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the

United States. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders.
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
We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers, particularly John McDermott, our Chief Executive Officer and Chairman of our Board of Directors.
The loss of Mr. McDermott would harm our business. Our ability to retain our executive officers and other key employees, and our success in attracting and hiring additional skilled employees, will be critical to our future success.
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
On December 18, 2015, President Obama signed the Consolidated Appropriations Act of 2016, which imposed a two-year moratorium on the 2.3% excise tax beginning on January 1, 2016 and ending on December 31, 2017. Upon the end of this period we believe the PPACA could continue to have an adverse affect on our results of operations and cash flows.
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
The HIPAA statute, and its implementing regulations, safeguard the privacy and security of individually-identifiable health information. Certain of Endologix’s operations may be subject to these requirements. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to “business associates”-independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.
Risks Related to Our Common Stock
We will be obligated to issue additional shares of our common stock to the former stockholders of Nellix as a result of our satisfaction of a certain milestone set forth in the merger agreement with Nellix and the other parties thereto, resulting in stock ownership dilution.
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. On June 17, 2014, we issued an additional 2.7 million shares of our common stock to the former stockholders of Nellix upon achievement of a revenue-based milestone. One additional regulatory related milestone remains, and the maximum aggregate number of shares of our common stock remaining issuable to the former Nellix stockholders upon our achievement of such regulatory milestone, or upon a change of control of our company prior to our achievement of such milestone, assuming the average per share closing price of our common stock (as determined under the terms of the Nellix merger agreement) at such time is 1.5 million shares.
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
The average daily trading volume in our common stock for the twelve months ended December 31, 2015 was approximately 783,287 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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

We leased two adjacent facilities aggregating approximately 57,000 square feet in Irvine, California under separate lease agreements where manufacturing was held. We exited one of these leases in December 2014 and the other lease in April 2015. The Company's Rosmalen facility is an administrative office of approximately 2,900 square feet and in August 2015, the Company extended the lease term for Rosmalen facility until December 2020.
As a result of our merger with TriVascular, we acquired approximately 110,000 square feet of research and development and manufacturing facilities in Santa Rosa, California under an operating lease scheduled to expire in February 2018, which may be renewed for an additional five years.
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

	High	Low
Year Ended December 31, 2014
First Quarter	$17.90	$12.52
Second Quarter	15.21	11.89
Third Quarter	15.46	10.60
Fourth Quarter	15.79	10.66
Year Ended December 31, 2015
First Quarter	$17.07	$13.93
Second Quarter	17.92	15.04
Third Quarter	15.44	11.71
Fourth Quarter	13.98	8.54

On February 25, 2016, the closing price of our common stock on the NASDAQ Global Select Market was $8.11 per share, and there were 210 holders of record of our common stock.
The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2010 through December 31, 2015, with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The comparison assumes $100 was invested on December 31, 2010 in our common stock at the then closing price of $7.15 per share.

Comparison of 5 Year Cumulative Total Return*
Among Endologix, Inc., the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index
*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Dividend Policy
We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Bank of America prohibit us from paying cash dividends without their consent.

Item 6.	Selected Financial Data
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2015, 2014, and 2013 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$153,612	$147,588	$132,257	$105,946	$83,417
Cost of goods sold	51,821	41,801	32,750	25,282	18,746
Gross profit	101,791	105,787	99,507	80,664	64,671
Operating expenses:
Research and development	26,421	21,616	16,199	16,571	16,738
Clinical and regulatory affairs	15,418	13,243	8,679	6,343	4,439
Marketing and sales	78,213	73,411	63,588	53,953	44,655
General and administrative	29,581	26,663	21,409	20,266	15,525
Contract termination and business acquisition expenses	5,071	—	—	422	1,730
Settlement costs	—	—	—	5,000	—
Total operating expenses	154,704	134,933	109,875	102,555	83,087
Loss from operations	(52,913)	(29,146)	(10,368)	(21,891)	(18,416)
Total other income (expense)	(6,848)	(3,334)	(5,710)	(13,352)	(10,400)
Net loss before income tax benefit (expense)	(59,761)	(32,480)	(16,078)	(35,243)	(28,816)
Income tax benefit (expense)	9,337	62	10	(531)	86
Net loss	$(50,424)	$(32,418)	$(16,068)	$(35,774)	$(28,730)
Basic and diluted net loss per share	$(0.75)	$(0.50)	$(0.26)	$(0.60)	$(0.51)
Shares used in computing basic and diluted loss per share	67,671	65,225	62,607	59,811	56,592

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents and marketable securities	$177,321	$86,669	$126,465	$45,118	$20,035
Accounts receivable, net	$28,531	$26,113	$24,972	$22,600	$15,542
Total assets	$335,817	$248,209	$256,197	$165,103	$130,255
Convertible Notes	$172,515	$70,407	$67,101	$—	$—
Total liabilities	$232,510	$124,059	$151,556	$70,629	$53,686
Accumulated deficit	$298,924	$248,500	$216,082	$200,014	$164,240
Total stockholders’ equity	$103,307	$124,150	$104,641	$94,474	$76,569

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
2015 Overview
2015 was an important year of advancing our new product pipeline, global expansion, and business development. A solid year in the U.S. combined with strong results in international markets, resulted in 4% annual revenue growth, 8% on a constant currency basis. We also made substantial progress with our new product pipeline, positioning us for product launches in 2016. On February 3, 2016, we consummated the merger with TriVascular which expanded our sales force, product pipeline and new technologies to enhance our growth.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee of the Board of Directors periodically reviews our significant accounting policies. Our critical accounting policies arise in conjunction with the following:
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
We use the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of our common stock, expected risk-free interest rate, and the option's expected life. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. A portion of restricted stock vesting is dependent on us achieving certain regulatory and financial milestones. We use judgment in estimating the likelihood and timing of achieving these milestones. Each period, we will reassess the likelihood and estimate the timing of reaching these milestones, and will adjust expense accordingly.

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

Results of Operations
Operations Overview - 2015, 2014, and 2013
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Year Ended December 31,
	2015		2014		2013
Revenue	$153,612	100.0%	$147,588	100.0%	$132,257	100.0%
Cost of goods sold	51,821	33.7%	41,801	28.3%	32,750	24.8%
Gross profit	101,791	66.3%	105,787	71.7%	99,507	75.2%
Operating expenses:
Research and development	26,421	17.2%	21,616	14.6%	16,199	12.2%
Clinical and regulatory affairs	15,418	10.0%	13,243	9.0%	8,679	6.6%
Marketing and sales	78,213	50.9%	73,411	49.7%	63,588	48.1%
General and administrative	29,581	19.3%	26,663	18.1%	21,409	16.2%
Contract termination and business acquisition expenses	5,071	3.3%	—	—%	—	—%
Total operating expenses	154,704	100.7%	134,933	91.4%	109,875	83.1%
Loss from operations	(52,913)	(34.4)%	(29,146)	(19.7)%	(10,368)	(7.8)%
Total other income (expense)	(6,848)	(4.5)%	(3,334)	(2.3)%	(5,710)	(4.3)%
Net loss before income tax benefit	(59,761)	(38.9)%	(32,480)	(22.0)%	(16,078)	(12.2)%
Income tax benefit	9,337	6.1%	62	—%	10	—%
Net loss	$(50,424)	(32.8)%	$(32,418)	(22.0)%	$(16,068)	(12.1)%
Year Ended December 31, 2015 versus December 31, 2014
Revenue

	Year Ended December 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Revenue	$153,612	$147,588	$6,024	4.1%
Our 4.1% revenue increase of $6.0 million over the prior year period primarily resulted from:
(i) a $2.9 million increase in ROW sales volume driven by new distributor contract in Japan; and
(ii) a $2.0 million increase in Europe sales volume due to strong sales growth related to Nellix offsetting unfavorable foreign currency; and
(iii) a $1.1 million increase in U.S. due to continued physician adoption of AFX.
Our 2015 revenue includes an unfavorable foreign currency impact of $5.7 million when compared to 2014, representing revenue growth of 8% on constant currency basis.

Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Year Ended December 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Cost of goods sold	$51,821	$41,801	$10,020	24.0%
Gross profit	101,791	105,787	(3,996)	(3.8)%
Gross margin percentage (gross profit as a percent of revenue)	66.3%	71.7%	(5.4)%
The $10.0 million increase in cost of goods sold was driven by our revenue increase of $6.0 million and $7.9 million inventory write-offs for 2015.
Gross margin for the year ended December 31, 2015 decreased to 66.3% from 71.7% in prior year. The increase in cost of goods sold, and corresponding decrease to gross margin, is largely due to a $7.9 million increase in the reserve for product inventory related to our global transition to DURAPLY™ ePTFE Graft Material for the AFX® Endovascular AAA System, a reserve for product inventory related to product transition and a provision for Nellix inventory that will become obsolete due to quality and process improvements. The decrease is also due to product and geography mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX.
Operating Expenses

	Year Ended December 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Research and development	$26,421	$21,616	$4,805	22.2%
Clinical and regulatory affairs	15,418	13,243	2,175	16.4%
Marketing and sales	78,213	73,411	4,802	6.5%
General and administrative	29,581	26,663	2,918	10.9%
Contract termination and business acquisition expenses	5,071	—	5,071	100.0%
Research and development. The $4.8 million increase in research and development expenses was attributable to increased personnel, facility costs and continued product development investments related to Nellix and AFX.
Clinical and regulatory affairs. The $2.2 million increase in clinical and regulatory affairs was primarily driven by increased personnel, and costs related to the support of our ongoing clinical activities, such as EVAS FORWARD IDE and LEOPARD.
Marketing and sales. The $4.8 million increase in marketing and sales expense, was driven by costs related to continued growth and development of our worldwide direct sales force, travel and tradeshows and other global marketing activities. Our 2015 marketing and sales expenses include a favorable foreign currency impact of $3.0 million when compared to 2014.
General and administrative. The $3.0 million increase in general and administrative expenses is attributable to additional personnel in U.S. and Europe to support our business growth, professional fees, litigation costs, stock-based compensation and investment in information technology projects. Our 2015 general and administrative expenses include a favorable foreign currency impact of $0.6 million when compared to 2014.
Contract termination and business acquisition. The $5.1 million increase in contract termination and business acquisition expense was attributable to $3.1 million for our Trivascular business acquisition and $1.9 million for a contract termination fee with a distributor in Japan.

Other income (expense), net

	Year Ended December 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(6,848)	$(3,334)	$(3,514)	105.4%
Other income (expense), Net. Other Expense for the year ended December 31, 2015 includes interest expense associated with our convertible notes of $7.5 million due to interest on 2.25% Convertible Senior Notes (the “2.25% Senior Notes”) and 3.25% Convertible Senior Notes (the “3.25% Senior Notes”), a non-cash expense of $0.1 million related to the fair value of the Nellix contingent consideration offset by $0.5 million currency re-measurement gain of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity and $0.2 million on interest income. Other expense for the year ended December 31, 2014 includes a $5.7 million currency re-measurement loss of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our 2.25% Senior Notes of $5.7 million. This is offset by a non-cash benefit of $7.9 million, which reflects a decrease in the fair value of the Nellix contingent consideration, related to the decrease in our stock price during the year ended December 31, 2014.
Provision for Income Taxes

	Year Ended December 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Income tax benefit	$9,337	$62	$9,275	>100%
For the twelve months ended December 31, 2015, our provision for income taxes was a $9.3 million benefit and our effective tax rate was 15.6% for the year ended December 31, 2015. The increase in our income tax benefit of $9.3 million was due to our recognition of a deferred tax liability of $9.6 million as a result of the temporary difference between the carrying value and the tax basis of the 3.25% Senior Notes. This liability which was recorded as an adjustment to the additional paid-in capital resulted in a reduction of our valuation allowance which was recorded as a benefit to income tax expense in 2015.
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

Gross margin for the year ended December 31, 2014 decreased to 71.7% from 75.2% in prior year. The decrease is primarily due to the inventory write-off of $4.7 million in the third quarter of 2014, for product inventory that was replaced with our new DURAPLY™ ePTFE Graft Material for the AFX® Endovascular AAA System. The decrease is also due to product and geography mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX.
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
Other income (expense), net

	Year Ended December 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(3,334)	$(5,710)	2,376	(41.6)%
Other income (expense), Net. Other Income for the year ended December 31, 2014 includes a $5.7 million currency remeasurement loss of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity, along with interest expense associated with our convertible notes of $5.7 million. This is offset by a non-cash benefit of $7.9 million, which reflects a decrease in the fair value of the Nellix contingent consideration, related to the decrease in our stock price during the year ended December 31, 2014.
Provision for Income Taxes

	Year Ended December 31,
	2014	2013	Variance	Percent Change
	(in thousands)
Income tax benefit	$62	$10	$52	>100%
For the twelve months ended December 31, 2014, our provision for income taxes was $62,000 and our effective tax rate was 0.2% for the year ended December 31, 2014. During the twelve months ended December 31, 2014 and 2013, we had operating legal entities in the U.S., Italy, New Zealand, and The Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe). During the twelve months ended December 31, 2014, we also had an operating legal entity in Poland.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of December 31, 2015, 2014, and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except financial metrics data)
Cash and cash equivalents	$124,553	$26,798	$95,152
Marketable securities	$52,768	$59,871	$31,313
Accounts receivable, net	$28,531	$26,113	$24,972
Total current assets	$237,461	$147,767	$173,633
Total current liabilities	$50,855	$29,624	$67,335
Working capital surplus (a)	$186,606	$118,143	$106,298
Current ratio (b)	4.7	5.0	2.6
Days sales outstanding ("DSO") (c)	67	62	65
Inventory turnover (d)	1.8	1.6	1.7
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

Year Ended December 31, 2015 versus December 31, 2014

Operating Activities
Cash used in operating activities was $31.1 million for the year ended December 31, 2015, as compared to cash used in operating activities of $26.3 million in the prior year period. The increase in cash usage was primarily due to (i) funding the increased net loss of $50.4 million, (ii) an increase in accounts receivable and other receivables of $3.2 million and (iii) non-cash deferred income taxes of $9.6 million. These increases in cash usage were partially offset by non-cash stock-based compensation of $9.3 million, depreciation and amortization of $5.9 million, a decrease in inventory expenditures of $3.5 million, an increase in accounts payable of $8.3 million and non-cash accretion of interest on convertible note of $4.3 million.
During the twelve months ended December 31, 2015 and 2014, our cash collections from customers totaled $152.7 million and $147.4 million, respectively, representing 99% and 100% of reported revenue for the same periods.
Investing Activities
Cash provided by investing activities for the twelve months ended December 31, 2015 was $2.9 million and consisted of proceeds from maturity of marketable securities of $89.7 million. This is offset by (i) purchases of marketable securities of $82.6 million and (ii) machinery and equipment purchases for $4.2 million.
Financing Activities
Cash provided by financing activities was $126.7 million for the twelve months ended December 31, 2015, as compared to cash provided by financing activities of $2.1 million in the prior year period. Cash provided by financing activities for twelve months ended December 31, 2015 consisted of (i) proceeds of $3.0 million from our sale of stock through our employee stock purchase plan; (ii) proceeds of $2.9 million from the exercise of stock options; and (iii) net proceeds from issuance of convertible debt of 121.4 million, offset by $0.5 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period. For the twelve months ended December 31, 2014, cash provided by financing activities was $2.1 million and consisted of (i) proceeds of $2.6 million from our sale of stock through our employee stock purchase plan and (ii) proceeds of $1.8 million from the exercise of stock options, offset in part by $2.3 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.

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
Investing Activities
Cash used in investing activities for the twelve months ended December 31, 2014 was $43.3 million and consisted of (i) purchases of marketable securities of $121.0 million; (ii) machinery and equipment purchases for $13.5 million; and (iii) purchase of Intuitrak Shonin for $1.0 million. That is offset by maturity of marketable securities of $92.2 million. Cash used in investing activities for the twelve months ended December 31, 2013 was $34.2 million and consisted of (i) purchase of marketable securities for $31.3 million; and (ii) machinery and equipment for $2.9 million.
Financing Activities
Cash provided by financing activities was $2.1 million for the twelve months ended December 31, 2014, as compared to cash provided by financing activities of $82.5 million in the prior year period. Cash provided by financing activities for twelve months ended December 31, 2014 consisted of (i) proceeds of $2.6 million from our sale of stock through our employee stock purchase plan and (ii) proceeds of $1.8 million from the exercise of stock options, offset in part by $2.3 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period. For the twelve months ended December 31, 2013, cash provided by financing activities consisted primarily of $86.3 million of net proceeds from the public offering that occurred on December 10, 2013.

Credit Arrangements
See Note 6 of the Notes to the Consolidated Financial Statements. The Company was in compliance with all debt covenants as of December 31, 2015.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for the Nellix EVAS System. Also, as a result of the completion of the merger with TriVascular, our future capital requirements are expected to increase.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the U.S. As of December 31, 2015, these subsidiaries hold an aggregate $8.0 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of December 31, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	2016	2017	2018	2019	2020	2021 and thereafter
Long-term debt obligations	$211,250	$—	$—	$86,250	$—	$125,000	$—
Interest on debt obligations	26,135	6,003	6,003	6,003	4,063	4,063	—
Operating lease obligations	35,125	2,500	2,462	2,389	2,390	2,500	22,884
Total	$272,510	$8,503	$8,465	$94,642	$6,453	$131,563	$22,884
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
As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $170,663 increase in the fair value of our investments as of December 31, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.
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
We are also exposed to market risk for changes in interest rates on our credit facility with Bank of America, N.A. (the “BofA Credit Facility”). All outstanding amounts under the BofA Credit Facility bear interest at a variable rate equal to the LIBOR Daily Floating Rate plus 2.50 percentage point(s). As of December 31, 2015, we had no amounts outstanding under the BofACredit Facility. However, if we draw down the BofA Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.5 million of gain in 2015, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

Item 8.         Financial Statements and Selected Supplementary Data

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2015

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited the accompanying consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endologix, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endologix, Inc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 26, 2016
Irvine, California

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited Endologix, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Endologix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 26, 2016
Irvine, California

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$124,553	$26,798
Marketable securities	52,768	59,871
Accounts receivable, net of allowance for doubtful accounts of $226 and $185, respectively	28,531	26,113
Other receivables	375	498
Inventories	27,860	31,325
Prepaid expenses and other current assets	3,374	3,162
Total current assets	$237,461	$147,767
Property and equipment, net	23,355	25,696
Goodwill	28,685	28,866
Intangibles, net	42,118	43,465
Deposits and other assets	4,198	2,415
Total assets	$335,817	$248,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,549	$11,027
Accrued payroll	13,030	13,337
Accrued expenses and other current liabilities	5,576	5,260
Contingently issuable common stock	14,700	—
Total current liabilities	$50,855	$29,624
Deferred income taxes	879	879
Deferred rent	8,051	8,060
Other liabilities	210	489
Contingently issuable common stock	—	14,600
Convertible notes	172,515	70,407
Total liabilities	$232,510	$124,059
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 68,235,179 and 67,321,769 shares issued, respectively. 68,034,386 and 67,159,511 shares outstanding, respectively.	68	67
Additional paid-in capital	404,462	372,639
Accumulated deficit	(298,924)	(248,500)
Treasury stock, at cost, 200,793 and 162,258 shares, respectively.	(2,809)	(2,328)
Accumulated other comprehensive income	510	2,272
Total stockholders’ equity	$103,307	$124,150
Total liabilities and stockholders’ equity	$335,817	$248,209
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$153,612	$147,588	$132,257
Cost of goods sold	51,821	41,801	32,750
Gross profit	101,791	105,787	99,507
Operating expenses:
Research and development	26,421	21,616	16,199
Clinical and regulatory affairs	15,418	13,243	8,679
Marketing and sales	78,213	73,411	63,588
General and administrative	29,581	26,663	21,409
Contract termination and business acquisition expenses	5,071	—	—
Total operating expenses	154,704	134,933	109,875
Loss from operations	(52,913)	(29,146)	(10,368)
Other income (expense):
Interest income	175	245	50
Interest expense	(7,476)	(5,709)	(321)
Other income (expense), net	553	(5,798)	3,061
Change in fair value of contingent consideration related to acquisition	(100)	7,928	(8,500)
Total other income (expense)	(6,848)	(3,334)	(5,710)
Net loss before income tax benefit	(59,761)	(32,480)	(16,078)
Income tax benefit	9,337	62	10
Net loss	$(50,424)	$(32,418)	$(16,068)
Other comprehensive income (loss) foreign currency translation	(1,762)	3,369	(845)
Comprehensive loss	$(52,186)	$(29,049)	$(16,913)

Basic and diluted net loss per share	$(0.75)	$(0.50)	$(0.26)
Shares used in computing basic and diluted loss per share	67,671	65,225	62,607
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	$0.001 Par Value
Balance at December 31, 2012	63,069	$63	$295,338	$(200,014)	$(661)	$(252)	$94,474
Exercise of common stock options	974	1	4,874	—	—	—	4,875
Employee stock purchase plan	216	—	2,444	—	—	—	2,444
Issuance of common stock	48	—	752	—	—	—	752
Treasury stock retired	(495)	—	(661)	—	661	—	—
Stock compensation expense	—	—	4,627	—	—	—	4,627
Issuance of restricted stock	54	—	—	—	—	—	—
Restricted stock expense	—	—	2,476	—	—	—	2,476
Non-employee restricted stock expense	—	—	819	—	—	—	819
Equity conversion option	—	—	19,324		—	—	19,324
Debt issuance costs allocated to equity	—	—	(819)	—	—	—	(819)
Capped call	—	—	(7,418)	—	—	—	(7,418)
Net loss	—	—	—	(16,068)	—	—	(16,068)
Other comprehensive loss	—	—	—	—	—	(845)	(845)
Balance at December 31, 2013	63,866	64	321,756	(216,082)	—	(1,097)	104,641
Exercise of common stock options	315	—	1,776	—	—	—	1,776
Employee stock purchase plan	254	—	2,613	—	—	—	2,613
Issuance of common stock	2,684	3	38,627	—	—	—	38,630
Treasury stock purchased	58	—	—	—	(2,328)	—	(2,328)
Stock compensation expense	—	—	5,172	—	—	—	5,172
Issuance of restricted stock	145	—	—	—	—	—	—
Restricted stock expense	—	—	2,620	—	—	—	2,620
Non-employee restricted stock expense	—	—	75	—	—	—	75
Net loss	—	—	—	(32,418)	—	—	(32,418)
Other comprehensive income	—		—	—	—	3,369	3,369
Balance at December 31, 2014	67,322	67	372,639	(248,500)	(2,328)	2,272	124,150
Exercise of common stock options	397	1	2,870	—	—	—	2,871
Employee stock purchase plan	355	—	2,962	—	—	—	2,962
Treasury stock purchased	—	—	—	—	(481)	—	(481)
Stock compensation expense	—	—	6,266	—	—	—	6,266
Issuance of restricted stock	161	—	—	—	—	—	—
Restricted stock expense	—	—	2,843	—	—	—	2,843
Non-employee restricted stock expense	—	—	146	—	—	—	146
Equity conversion option	—	—	17,547	—	—	—	17,547
Debt issuance costs allocated to equity	—	—	(811)	—	—	—	(811)
Net loss	—	—	—	(50,424)	—	—	(50,424)
Other comprehensive loss	—	—	—	—	—	(1,762)	(1,762)
Balance at December 31, 2015	68,235	$68	$404,462	$(298,924)	$(2,809)	$510	$103,307
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(50,424)	$(32,418)	$(16,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(9,635)	(247)	101
Bad debt expense	107	—	204
Depreciation and amortization	5,886	3,283	2,351
Stock-based compensation	9,255	7,867	7,922
Change in fair value of contingent consideration related to acquisition	100	(7,928)	8,500
Common stock issued for business development	—	258	752
Accretion of interest on convertible note	4,283	3,306	175
Accretion on marketable securities	59	260	—
Loss on disposal of assets	58	180	—
Amortization of deferred financing costs	559	413	21
Non-cash foreign exchange (gain) loss	(504)	5,740	(1,731)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(3,193)	(2,009)	(2,440)
Inventories	3,528	(12,489)	(1,046)
Prepaid expenses and other current assets	167	(632)	(769)
Accounts payable	8,342	2,727	(196)
Accrued payroll	(75)	1,988	3,546
Accrued expenses and other current liabilities	395	3,367	172
Net cash (used in) provided by operating activities	$(31,092)	$(26,334)	$1,494
Cash flows from investing activities:
Purchases of marketable securities	(82,646)	(121,015)	(31,313)
Maturity on marketable securities	89,690	92,197	—
Purchases of property and equipment	(4,191)	(13,461)	(2,862)
Intuitrak Shonin	—	(1,000)	—
Net cash (used in) provided by investing activities	$2,853	$(43,279)	$(34,175)
Cash flows from financing activities:
Deferred financing costs	(3,617)	—	(3,657)
Proceeds from sale of common stock under employee stock purchase plan	2,962	2,613	2,444
Proceeds from exercise of stock options	2,871	1,776	4,875
Proceeds from convertible debt	125,000	—	86,250
Funding of restricted cash account	—	—	5,395
Release of restricted cash account	—	—	(5,395)
Minimum tax withholding paid on behalf of employees for restricted stock units	(481)	(2,328)	—
Purchase of capped call	—	—	(7,418)
Net cash provided by financing activities	$126,735	$2,061	$82,494
Effect of exchange rate changes on cash and cash equivalents	(741)	(802)	221
Net increase (decrease) in cash and cash equivalents	97,755	(68,354)	50,034
Cash and cash equivalents, beginning of year	26,798	95,152	45,118
Cash and cash equivalents, end of year	$124,553	$26,798	$95,152
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,957	$2,018	$16
Cash paid for income taxes	124	258	171
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$46	$5,265	$1,485
Fair Value of OUS Milestone Shares (note 9)	—	38,372	—
Acquisition of property and equipment included in accounts payable	155	2,612	—
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
(b) Basis of Presentation
The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For years ended December 31, 2015, 2014, and 2013 there were no related party transactions.
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
On April 7, 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU will be adopted by the Company in their Form 10-Q for the quarter ended March 31, 2016.
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
During November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classifications of Deferred Taxes," which amended accounting guidance related to the presentation of deferred tax assets and liabilities. The amended guidance requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. This guidance can also be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company early adopted ASU 2015-17 during the quarter ended December 31, 2015, and have applied this amended accounting guidance to our deferred tax assets and liabilities for all periods presented. Adoption had no impact on our results of operations.
On February 25, 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS products for the treatment of aortic disorders. For the year ended December 31, 2015, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
(ii) Marketable securities
At December 31, 2015, the Company’s investments included short-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Discounts or premiums are amortized to interest income using the interest method. Marketable securities are investments with original maturities of greater than 90 days.
Management reviewed the Company’s investments as of December 31, 2015, and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity.
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
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in business circumstances suggest the potential of an impairment. The Company completed its annual indefinite lived intangible asset impairment test as of June 30, 2015, with no resulting impairment based on the discounted cash flows expected to be generated in connection with underlying assets.
The Company most recently completed its annual test for impairment of goodwill as of June 30, 2015, with no resulting impairment, as its market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
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
(xi) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation adjustments between the respective entity's functional currency and the U.S. dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive loss and into net loss during the years ended December 31, 2015, 2014, and 2013. The only activity in the accumulated other comprehensive loss was related to foreign currency translation.
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
(xiii) Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2015, 2014, and 2013, options to purchase the common stock, restricted stock awards, and restricted stock units of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
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

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2015	2014
Production equipment, molds, and office furniture	$13,603	$12,943
Computer hardware and software	6,380	6,457
Leasehold improvements	14,345	15,729
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	510	2,564
Property and equipment, at cost	34,838	37,693
Accumulated depreciation	(11,483)	(11,997)
Property and equipment, net	$23,355	$25,696
Depreciation expense for property and equipment for the years ended December 31, 2015, 2014, and 2013 was $4.6 million, $2.7 million, and $2.1 million, respectively.

(b) Inventories

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Inventories consisted of the following:

	December 31,
	2015	2014
Raw materials	$7,701	$6,728
Work-in-process	4,355	5,946
Finished goods	15,804	18,651
Inventories	$27,860	$31,325

(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	December 31,
	2015	2014
Goodwill (1)	$28,685	$28,866

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708

Finite lived intangibles
Developed technology (2)	$40,100	$40,100
Accumulated amortization	(690)	(285)
Developed technology, net	$39,410	$39,815

License	$100	$100
Accumulated amortization	(100)	(71)
License, net	$—	$29

Customer relationship	$—	$480
Accumulated amortization	—	(400)
Customer relationship, net	$—	$80

Acquired Shonin approval (3)	$1,000	$1,000
Accumulated amortization	(1,000)	(167)
Acquired Shonin approval, net	$—	$833

Intangible assets (excluding goodwill), net	$42,118	$43,465
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
Amortization expense for intangible assets for the years ended December 31, 2015, 2014, and 2013 was $1.3 million, $0.6 million, and $0.3 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Estimated amortization expense for the five succeeding years and thereafter (which includes amortization of intangible assets which commenced in February 2013 with the commercial launch of the Nellix System in Europe) is as follows:

Amortization Expense
2016	$609
2017	1,724
2018	3,219
2019	4,414
2020	5,724
2021 and thereafter	23,720
Total	$39,410

(d) Marketable securities

Investments in held-to-maturity marketable securities, consist of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$8,000	$—	$(20)	$7,980
Government securities	40,824	1	(33)	40,792
Commercial paper	3,944	—	—	3,944
Total	$52,768	$1	$(53)	$52,716

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Asset backed securities	$3,633	$—	$—	$3,633
Corporate bonds	15,707	—	(8)	$15,699
Commercial paper	40,531	5	—	$40,536
Total	$59,871	$5	$(8)	$59,868
At December 31, 2015, the Company’s investments included 12 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $53,000 and a total fair market value of approximately $44.7 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 10 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for year ended December 31, 2015. Investments of held-to-maturity securities all mature within less than 12 months with an average maturity of 7 months.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(e) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2015
Cash and cash equivalents	$124,553	$—	$—	$124,553
Contingently issuable common stock	$—	$—	$14,700	$14,700
At December 31, 2014
Cash and cash equivalents	$26,798	$—	$—	$26,798
Contingently issuable common stock	$—	$—	$14,600	$14,600

There were no remeasurements to fair value during the years ended December 31, 2015 and 2014 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the years ended December 31, 2015 and 2014.
(f) Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $207.9 million as of December 31, 2015 and $84.5 million as of December 31, 2014.
We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of certain marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation
2015 Stock Incentive Plan
The Company has one active stockholder-approved stock-based compensation plan, the 2015 Stock Incentive Plan (the "2015 Plan"), which replaced the Company's former stockholder-approved plans. Incentive stock options, non-qualified options, restricted stock awards, restricted stock units, and stock appreciation rights may be granted under the 2015 Plan.
The maximum number of shares of the Company's common stock available for issuance under the 2015 Plan is 4.0 million shares. As of December 31, 2015, 2.4 million shares were available for grant. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares. The stock issuable under the Plan shall be shares of authorized new unissued shares.
Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2015 Plan at an exercise price of not less than 100% of the closing fair market value of the Company's common stock on the respective date of grant. The grant date is generally the first day of employment for new hire grants and the date of approval for all others. Awards are approved by either a delegated member of the Company's Executive Management or by the Compensation Committee of the Board of Directors for awards that exceed the Company's Executive Management's authority.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Employee Stock Purchase Plan
Under the terms of the Company's Amended and Restated 2006 Employee Stock Purchase Plan, as amended (the "ESPP"), eligible employees can purchase common stock through payroll deductions. As of December 31, 2015, 0.3 million shares were available for grant. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount.  The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.
The table below summarizes the stock-based compensation recognized, common stock shares purchased by Company employees, and the average purchase price per share as part of the ESPP program during the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$921	$841	$750
Common stock shares purchased by Company employees	356	254	216
Average purchase price per share	$8.33	$10.26	$11.48
Stock Options and Restricted Stock
The Company values stock-based awards, including stock options and restricted stock, as of the date of grant (and is marked-to-market at each reporting period for unvested grants issued to non-employees).
The Company recognizes stock-based compensation expense (net of estimated forfeitures) using the straight-line method over the requisite or implicit service period, as applicable. Forfeitures of employee awards are estimated at the time of grant and the forfeiture assumption is periodically adjusted for actual employee vesting behavior. For purposes of this estimate, the Company has applied an estimated forfeiture rate of 14%, 14%, and 15% for the years ended December 31, 2015, 2014, and 2013, respectively.
Stock-Based Compensation Expense Summary
The Company classifies related compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses for years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$1,000	$857	$680
Operating expenses:
Research and development	1,005	770	486
Clinical and regulatory affairs	858	644	1,169
Marketing and sales	3,237	2,533	3,117
General and administrative	3,155	3,063	2,470
Total operating expenses	$8,255	$7,010	$7,242

Total	$9,255	$7,867	$7,922
In addition, the Company had $0.6 million, $0.6 million, and $0.4 million of stock-based compensation capitalized in inventory as of December 31, 2015, 2014, and 2013, respectively.

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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2015	2014	2013
Average expected option life (in years) (a)	5.5	5.5	5.6
Volatility (b)	43.3%	54.0%	54.0%
Risk-free interest rate (c)	1.6%	1.8%	1.7%
Dividend Yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$6.37	$6.22	$7.41
(a) Determined by the historical stock option exercise behavior of the Company's employees (maximum term is 10 years).
(b) Measured using daily price observations for a period equal to stock options' expected term.
(c) Based upon the U.S. Treasury yields in effect (for a period equaling the stock options' expected term).
(d) The Company has never paid cash dividends on its common stock and does not expect to declare any cash dividends.
Stock Option Activity
Stock option activity during the year ended December 31, 2015 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value
Outstanding — January 1, 2015	5,246,312	$9.07
Granted	1,417,201	15.30
Exercised	(396,789)	7.23		(a)	$3,164
Forfeited	(250,971)	14.22
Expired	(42,704)	14.16
Outstanding — December 31, 2015	5,973,049	$10.42	6.28	(b)	$12,502
Vested and Expected to Vest — December 31, 2015	5,490,269	$10.07	6.05	(b)	$12,492
Vested — December 31, 2015	3,516,237	$7.63	4.61	(b)	$12,465
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

For years ended December 31, 2015, 2014 and 2013 the total intrinsic value of options exercised was $3.2 million, $2.6 million and $11.0 million respectively. The Company recognized stock option expense of $5.3 million, $4.3 million and $3.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
As of December 31, 2015, there was $10.8 million of total unrecognized compensation expense related to granted, but unvested stock options, which are expected to be recognized over a weighted average period of 2.7 years.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

The following table summarizes information regarding outstanding stock option grants as of December 31, 2015:

			Outstanding			Exercisable
Range of Exercise Prices			Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.64	—	$3.43	718,482	2.2	$2.64	718,482	$2.64
3.45	—	4.42	870,847	3.5	4.07	870,847	4.07
4.50	—	9.39	757,472	4.6	7.00	730,372	6.92
9.46	—	13.01	501,072	7.5	11.36	229,856	11.17
13.02	—	13.17	785,833	8.1	13.17	330,630	13.17
13.22	—	14.08	740,714	7.9	13.69	259,564	13.82
14.09	—	16.15	740,901	7.6	14.88	258,764	14.88
16.17	—	17.60	857,728	9.1	16.65	117,722	16.58
$1.64	—	$17.60	5,973,049	6.3	$10.42	3,516,237	$7.63

Non-employees - Stock Options
As of December 31, 2015, 2014, and 2013, a total of 31,500, 31,500, and 40,000 non-employee stock options, respectively, were outstanding and fully vested.
Restricted Stock Award Activity
The following table summarizes activity and related information for the Company's restricted stock awards:

	Number of Restricted Stock Awards(2)	Weighted Average Fair Value per Share at Grant Date	Grant Date Fair Value	Vest Date Fair Value(1)
Unvested as of December 31, 2014	672,307	$11.76
Granted	439,510	16.03	$7,045
Forfeited	(65,693)	13.95
Vested	(161,064)	13.24		$2,188
Unvested as of December 31, 2015	885,060	$13.45
(1) Represents the Company's stock price on the vesting date multiplied by the number of vested shares.
(2) Shares granted in 2015 include 192,624 performance stock units that have certain performance conditions required to be achieved to vest.

For years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value of shares granted was $16.03, $13.25, and $14.60, respectively.
For years ended December 31, 2015, 2014 and 2013, the total fair value of shares vested was $2.2 million, $7.6 million, and $0.8 million, respectively.
The Company recognized restricted stock expense of $2.8 million, $2.6 million, and $2.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $5.6 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 1.8 years.
Non-employee Restricted Stock
During the years ended December 31, 2015, 2014, and 2013, $0.1 million, $0.1 million, and $0.8 million, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee restricted stock. During the year ended December 31, 2015, the Company awarded two grants totaling 62,000 restricted stock units to non-employees.
As of December 31, 2015, 2014, and 2013, a total of 72,000, 10,000, and 135,000 shares of unvested restricted stock, respectively, issued to non-employees were outstanding.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Award Modifications
During 2015, there were modifications of awards affecting two employees. The first employee was provided with accelerated vesting of a single performance stock unit and the extension of the standard post termination exercise period from 90 to 180 days for vested stock options. The second employee was provided with six months of accelerated vesting for all awards outstanding which included stock options and restricted stock units. The total incremental stock compensation expense recognized for years ended 2015, 2014 and 2013 related to awards modification was $46,000, $85,000 and $0, respectively.

5. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(50,424)	(32,418)	(16,068)
Shares used in computing basic and diluted net loss per share	67,671	65,225	$62,607
Basic and diluted net loss per share	$(0.75)	$(0.50)	(0.26)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Common stock options	1,651	1,822	2,374
Restricted stock awards	133	321	403
Restricted stock units	230	182	234
Total	2,014	2,325	3,011

As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% Convertible Senior Notes due 2018 (the “2.25% Senior Notes”) in an underwritten public offering. In October 2015, the Company also issued $125.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) in an underwritten public offering. Upon any conversion, the 2.25% Senior Notes and/or 3.25% Senior Notes, (collectively the "Senior Notes") may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the net loss for the year ended December 31, 2015 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Year Ended December 31,
	2015	2014	2013
Conversion of the Senior Notes	14,767	3,588	3,588

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

6. Credit Facilities
2.25% Convertible Senior Notes
On December 10, 2013, the Company issued $86.3 million aggregate principal amount of 2.25% Senior Notes. The 2.25% Senior Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds from the sale of the 2.25% Senior Notes of approximately $82.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the 2.25% Senior Notes on June 15 and December 15 of each year, beginning June 15, 2014.
The 2.25% Senior Notes are governed by the terms of a base indenture (the “Base Indenture”), as supplemented by the first supplemental indenture relating to the 2.25% Senior Notes (the “First Supplemental Indenture,” and together with the Base Indenture, the “2.25% Senior Notes Indenture”), between the Company and Wells Fargo Bank, National Association (the “Trustee”), each of which were entered into on December 10, 2013.
The 2.25% Senior Notes are senior unsecured obligations and are: (a) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; (b) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (c) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (d) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.
The Company may not redeem the 2.25% Senior Notes prior to December 15, 2016. On or after December 15, 2016, the Company may redeem for cash all or any portion of the 2.25% Senior Notes, at its option, but only if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the second trading day immediately preceding the date on which the Company provides notice of redemption, exceeds 130% of the conversion price on each applicable trading day. The redemption price will equal 100% of the principal amount of the 2.25% Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2.25% Senior Notes.
Holders may convert their 2.25% Senior Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2.25% Senior Notes in effect on each applicable trading day; (2) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the 2.25% Senior Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls all or any portion of the 2.25% Senior Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 15, 2018 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their 2.25% Senior Notes for conversion at any time, regardless of the foregoing circumstances.
Upon conversion, the Company will at its election pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.
The initial conversion rate will be 41.6051 shares of the Company’s common stock for each $1,000 principal amount of 2.25% Senior Notes, which represents an initial conversion price of approximately $24.04 per share. Following certain corporate transactions that occur on or prior to the stated maturity date or the Company’s delivery of a notice of redemption, the Company will increase the conversion rate for a holder that elects to convert its 2.25% Senior Notes in connection with such a corporate transaction.
If a fundamental change (as defined in the 2.25% Senior Notes Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their 2.25% Senior Notes at a fundamental change purchase price equal to 100% of the principal amount of the 2.25% Senior Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

    The 2.25% Senior Notes Indenture contains customary terms and covenants and events of default with respect to the 2.25% Senior Notes. If an event of default (as defined in the 2.25% Senior Notes Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2.25% Senior Notes may declare the principal amount of the 2.25% Senior Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the 2.25% Senior Notes Indenture) occurs with respect to us, the principal amount of the 2.25% Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.
The Company was not required to separate the conversion option in the 2.25% Senior Notes under ASC 815, "Derivatives and Hedging", and has the ability to settle the 2.25% Senior Notes in cash, common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, "Debt with Conversion and Other Options", the Company accounted for the 2.25% Senior Notes by allocating the issuance proceeds between the liability and the equity component. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 2.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the 2.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the 2.25% Senior Notes, and $0.8 million attributable to the equity component was recorded a a reduction to additional paid-in-capital in stockholders’ equity.
As of December 31, 2015, the Company had outstanding borrowings of $74.0 million, and deferred financing costs of $1.9 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 2.25% Senior Notes will range from $5.7 million to $6.9 million through maturity.
Capped Call Transactions
On December 10, 2013, in connection with the pricing of the 2.25% Senior Notes and the exercise in full of their overallotment option by the underwriters, the Company entered into privately-negotiated capped call transactions (the “Capped Call Transactions”) with Bank of America, N.A., an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Capped Call Transactions initial conversion rate and number of options substantially corresponds to each $1,000 principal amount of 2.25% Senior Notes. The Company used approximately $7.4 million of the net proceeds from the 2.25% Senior Notes offering to pay for the cost of the Capped Call Transactions.
The Capped Call Transactions are separate transactions entered into by the Company with Bank of America, N.A., are not part of the terms of the 2.25% Senior Notes and will not change the holders’ rights under the 2.25% Senior Notes. The Capped Call Transactions have anti-dilution adjustments substantially similar to those applicable to the 2.25% Senior Notes. The Capped Call Transactions are derivative instruments that qualify for classification within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting.
The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset potential cash payments that the Company is required to make in excess of the principal amount upon conversion of the 2.25% Senior Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the $24.04 conversion price of the 2.25% Senior Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the initial cap price of $29.02, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions.
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
For any conversions of 2.25% Senior Notes prior to the close of business on the 55th scheduled trading day immediately preceding the stated maturity date of the 2.25% Senior Notes, including without limitation upon an acquisition of the Company or similar business combination, a corresponding portion of the Capped Call Transactions will be terminated. Upon such termination, the portion of the Capped Call Transactions being terminated will be settled at fair value (subject to certain limitations), as determined by Bank of America, N.A., in its capacity as calculation agent under the Capped Call Transactions, which the Company expects to receive from Bank of America, N.A., and no payments will be due Bank of America, N.A. The capped call expires on December 13, 2018.
3.25% Convertible Senior Notes due 2020
On November 2, 2015, the Company issued $125.0 million aggregate principal amount of 3.25% Senior Convertible Notes due 2020 (the “3.25% Senior Notes”). The 3.25% Senior Notes are governed by the Base Indenture, as amended and supplemented by the second supplemental indenture relating to the 3.25% Senior Notes (the “Second Supplemental Indenture,” and together with the Base Indenture, the “3.25% Senior Notes Indenture”), dated as of November 2, 2015, by and between the Company and the Trustee.
The 3.25% Senior Notes are senior unsecured obligations and are: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 3.25% Senior Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, including the 2.25% Senior Notes; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.
The 3.25% Senior Notes accrue interest at a rate of 3.25% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2016. The 3.25% Senior Notes mature on November 1, 2020, unless earlier purchased, redeemed or converted into shares of common stock in accordance with the terms of the 3.25% Senior Notes Indenture.
The Company may not redeem the 3.25% Senior Notes prior to November 1, 2018. On or after November 1, 2018, the Company may redeem for cash all or any portion of the 3.25% Senior Notes, at its option, but only if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the second trading day immediately preceding the date on which the Company provides notice of redemption, exceeds 130% of the conversion price on each applicable trading day. The redemption date can be no sooner than 30 trading days from the date on which notice of redemption is provided to the holders, during which time, up until two trading days prior to the redemption, the holders may elect to convert all or a portion of the 3.25% Senior Notes into shares of the Company’s common stock. The redemption price will equal 100% of the principal amount of the 3.25% Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 3.25% Senior Notes.
The 3.25% Senior Notes are convertible at the option of the holders: (1) in the calendar quarter following any quarter in which, for at least 20 out of the 30 consecutive trading days (whether or not consecutive) ending on the last day of the quarter, the closing price of the Company’s common stock is more than 130% of the then-current conversion price of the 3.25% Senior Notes; (2) in the five business days following any five day period in which the trading price per $1,000 note was less than 98% of the product of the closing sale price of the Company’s common stock and the current conversion rate; (3) in the event that the Company has provided notice of redemption, but no later than two trading days prior to Company’s proposed redemption date; or (4) upon the occurrence of specified corporate events. On or after August 1, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their 3.25% Senior Notes for conversion at any time, regardless of the foregoing circumstances.
The initial conversion rate of the 3.25% Senior Notes is 89.4314 shares of the Company’s common stock per $1,000 principal amount of the 3.25% Senior Notes, which is equivalent to an initial conversion price of approximately $11.18 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, the

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Company will at its election pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.
If a fundamental change (as defined in the 3.25% Senior Notes Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their 3.25% Senior Notes at a fundamental change purchase price equal to 100% of the principal amount of the 3.25% Senior Notes to be purchased, plus accrued and unpaid interest.
The 3.25% Senior Notes Indenture contains customary terms and covenants and events of default with respect to the 3.25% Senior Notes. If an event of default (as defined in the 3.25% Senior Notes Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 3.25% Senior Notes may declare the principal amount of the 3.25% Senior Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the 3.25% Senior Notes Indenture) occurs with respect to us, the principal amount of the 3.25% Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.
Upon issuance and through December 31, 2015, the Company was not required to separate the conversion option from the 3.25% Senior Notes under ASC 815, "Derivatives and Hedging". However, because the Company has the ability to settle the 3.25% Senior Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, "Debt With Conversion and other Options", and accounted for the 3.25% Senior Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion option. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 3.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $97.8 million resulting in a $27.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 3.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the 3.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
In connection with the acquisition of TriVascular in February 2016, the Company issued 13.6 million shares of common stock as consideration to the sellers of TriVascular. As a result of such consideration, the quantity of authorized common shares available for future issuance was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments include the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, and shares reserved for issuance under the Company’s employee stock purchase plan. The Company is currently evaluating whether or not the creation of this authorized share deficiency in February 2016 will, on a prospective basis, require the Company to separate as a stand-alone derivative the portion of the conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. The Company expects to authorize an amount of common shares sufficient to resolve the deficiency during the second quarter of 2016.
As of December 31, 2015, the Company had outstanding borrowings of $98.5 million, and deferred financing costs of $2.8 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
Wells Fargo line of credit
In October 2009, the Company entered into a revolving credit facility with Wells Fargo Bank (“Wells”), which was last amended on February 3, 2015, whereby the Company may borrow up to $20 million, subject to the calculation and limitation of a borrowing base (the “Wells Credit Facility”). A sub-feature in the line of credit allowed for the issuance of up to $7.5 million million in letters of credit. The Wells Credit Facility was collateralized by all of the Company's assets, except its intellectual property.
The Wells Credit Facility contained financial covenants requiring the Company to maintain certain credit ratios, limit pre-tax net loss, limit capital expenditures and operating lease expenses in any calendar year. The financial covenants as of and for

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

the three and twelve months ended December 31, 2015 were no longer applicable due to the termination of the Wells Credit Facility on July 21, 2015.
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
Bank of America line of credit
On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company may borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility will become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allows for the issuance of up to $10.0 million in letters of credit. As of December 31, 2015, the Company had no letters of credit issued under the BOA credit facility. The BOA Credit Facility is collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility can be terminated at any time during the two years by Company upon three business day notice. The BOA Credit Facility usage is priced at a spread over the one, two, three and six month LIBOR rates, and is subject to a covenant related to timely providing of publicly reported information, other indebtedness and a liquidity covenant tied to “Unencumbered Liquid Assets” ("ULA") (as defined here) of not less than $30.0 million. ULA means the following assets (excluding assets of any retirement plan): (a) cash and cash equivalents; (b) marketable securities invested in accordance with the Company’s investment policy and (c) marketable securities invested in accordance with any update to the Company’s investment policy so long as such update has been approved by BOA in its reasonable discretion. Such assets must be (i) held in the United States at BOA and/or its affiliates, (ii) not the subject of any lien, pledge, security interest or other arrangement with any creditor (other than BOA or one of BOA’s affiliates) to have his claim satisfied out of the asset (or proceeds thereof) prior to the general creditors of the owner of the asset, (iii) held solely in the name of one or more credit parties subject to this covenant (with no other persons or entities having ownership rights therein), (iv) convertible to cash within five (5) days, and (v) not counted or included to satisfy any other liquidity requirement under any other obligation, whether with BOA or any other lender, unless otherwise expressly agreed by BOA in writing. The Company was in compliance with this covenant as of December 31, 2015.
If not in default, the Company has the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility. As of December 31, 2015, the Company had no borrowings under the BOA Credit Facility.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Year Ended December 31,
	2015		2014		2013
United States	$107,228	69.8%	$106,052	71.9%	$102,937	77.8%

Europe	$31,089	20.2%	$29,131	19.7%	$16,101	12.2%

Rest of World ("ROW"):
Latin America	$6,589	4.3%	$6,509	4.4%	$6,118	4.6%
Asia/Pacific	8,706	5.7%	5,896	4.0%	7,062	5.3%
Canada	—	—%	—	—%	39	—%
Total ROW	$15,295	10.0%	$12,405	8.4%	$13,219	10.0%

Revenue	$153,612	100.0%	$147,588	100.0%	$132,257	100.0%

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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of December 31, 2015:

2016	$2,500
2017	2,462
2018	2,389
2019	2,390
2020	2,500
2021 and thereafter	22,884
Total	$35,125
Facilities rent expense in 2015, 2014 and 2013 was $2.3 million, $2.7 million, and $0.6 million, respectively.
On June 12, 2013, the Company entered into a lease agreement for two adjacent office, research and development, and manufacturing facilities in Irvine, California.  The premises consist of approximately 129,000 combined square feet. The lease has a 15-year term beginning January 1, 2014 and provides for one optional 5 year extension. The initial base rent under the lease is $1.9 million per year, payable in monthly installments, and escalates by 3% per year for years 2015 through 2019, and 4% per year for years 2020 and beyond. The Company received a rent abatement for the first nine months of the lease. These premises replaced the Company's previous Irvine facilities. The terms of this lease agreement provide for $6.8 million of landlord-funded improvements (and certain other allowances) to this facility, in order to best suit the Company's requirements.
The Company leased two adjacent facilities aggregating approximately 57,000 square feet in Irvine, California, under separate lease agreements where manufacturing was held. The Company exited one of these leases in December 2014 and the other lease in April 2015. The Company's Rosmalen facility is an administrative office of approximately 2,900 square feet and in August 2015, the Company extended the lease term for the Rosmalen facility until December 2020.

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
(d) Contract Termination
In October 2015, the Company sent notice of termination to its former Japanese distributor providing for the termination of the respective distribution agreement. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $1.9 million. Such termination costs are included in contract termination and business acquisition expenses for the year ended December 31, 2015.

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
At December 31, 2015, the Company's stock price closed at $9.90 per share. Thus, had the PMA Milestone been achieved on December 31, 2015, the Contingent Payment would have comprised 1.5 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $15.1 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2014	$14,600
Fair value adjustment of Contingent Payment for year ended December 31, 2015	100
December 31, 2015	$14,700
As of December 31, 2015, $14.7 million was presented in current liabilities due to the expected achievement of the PMA milestone in late 2016 or the first quarter of 2017.

10. Income Tax Expense

Net loss before income tax benefit attributable to U.S. and international operations, consists of the following:

	Year Ended December 31,
	2015	2014	2013
U.S.	$(44,114)	$(9,799)	$(4,123)
Foreign	(15,647)	(22,681)	(11,955)
Net loss before income tax	$(59,761)	$(32,480)	$(16,078)

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$50	$(20)	$51
State	100	181	138
Foreign	148	34	(300)
Total current	$298	$195	$(111)
Deferred:
Federal	$(8,621)	$(10)	$(116)
State	(1,008)	—	(16)
Foreign	(6)	(247)	233
Total deferred	$(9,635)	$(257)	$101
Total:
Federal	$(8,571)	$(30)	$(65)
State	(908)	181	122
Foreign	142	(213)	(67)
Income tax benefit	$(9,337)	$(62)	$(10)
Income tax benefit was computed by applying the U.S. federal statutory rate of 34% to net loss before taxes as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax benefit at federal statutory rate	$(20,315)	$(11,043)	$(5,467)
State income tax expense (benefit), net of federal benefit	(937)	(1,097)	73
Meals and entertainment	328	279	298
Research and development credits	(1,756)	(4,897)	—
Stock-based compensation	1,633	1,161	546
Contingent consideration	34	(2,696)	2,890
Foreign tax rate differential	1,013	1,418	656
Net change in valuation allowance	10,052	8,930	2,417
Return to provision true-up	583	593	(1,347)
Unrecognized tax benefits	928	6,444	—
Other, net	(900)	846	(76)
Income tax benefit	$(9,337)	$(62)	$(10)

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$66,280	$56,331
Accrued expenses	4,391	4,274
Tax credits	8,438	7,368
Bad debt	81	72
Inventory	2,307	2,121
Capitalized research and development	8,948	6,586
Deferred compensation	3,075	2,587
Other	1,659	—
Deferred tax asset	95,179	79,339
Valuation allowance	(67,172)	(57,883)
Total deferred tax assets	28,007	21,456
Deferred tax liabilities:
Developed technology and trademark	(14,645)	(15,535)
Trademarks and tradenames	(1,002)	(1,043)
Depreciation and amortization	(1,183)	(2,077)
Convertible debt	(12,056)	(3,595)
Other	—	(85)
Total deferred tax liabilities	(28,886)	(22,335)
Net deferred tax liability	$(879)	$(879)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintains a valuation allowance of $67.2 million against a substantial portion of its deferred tax assets as of December 31, 2015. For the year ended December 31, 2015, the change in valuation allowance was $9.3 million, of which $10.1 million was recorded as a tax benefit through the income statement. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $166.7 million and $97.6 million, respectively.
Federal and state net operating loss carryforwards began expiring in 2015 and will continue to expire through 2035. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development credits for federal and state income tax purposes of approximately $8.0 million and $8.6 million, respectively, which will begin to expire in 2020. The California research and development credits do not expire.
The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015 and 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized under GAAP. Those deferred tax assets include federal and state net operating losses. The Company utilizes the with-and-without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits of $9.8 million related to stock based compensation are the last to be realized.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Year Ended December 31, 2015
Balance at January 1, 2015	$7,808
Additions for tax positions related to prior periods	50
Decreases related to prior year tax positions	—
Lapse of statute of limitations	—
Additions for tax positions related to current period	1,070
Balance at December 31, 2015	$8,928
Our unrecognized benefits presented above would not reduce our annual effective tax rate if recognized because we have recorded a full valuation allowance on the deferred tax assets. We do not foresee any material changes to our gross unrecognized tax benefit within the net twelve months. We recognize interests and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2015.
The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $108,000. The unrecognized deferred U.S. income tax liability and foreign withholding taxes would not have a material effect on the Company's financial statements.
In general, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by taxing authorities for years before 2010, however, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination.
For the twelve months ended December 31, 2015, our provision for income taxes was $9.3 million benefit and our effective tax rate was 15.6% for the year ended December 31, 2015. During the twelve months ended December 31, 2015, we had operating legal entities in the U.S., Italy, New Zealand, Singapore, Poland and the Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe).
The Company's issuance of the 3.25% Senior Notes and the requirement for the Company to separately account for the liability (debt) and equity (conversion option) components of the 3.25% Senior Notes resulted in a difference between the carrying amount and the tax basis of the 3.25% Senior Notes. This temporary difference resulted in the Company recognizing a deferred tax liability for the temporary difference between the carrying value and the tax basis of the 3.25% Senior Notes, which was recorded as an adjustment to additional paid-in capital of $9.6 million. The creation of the deferred tax liability recognized as a component of equity represents a source of future taxable income pursuant to ASC 740, "Income Taxes”. The Company considered amounts recorded directly to equity in evaluating the need for a valuation allowance on deferred tax assets related to continuing operations. Accordingly, the Company recognized a tax benefit in continuing operations that represents the hypothetical realizable benefit of its current year operating losses resulting from the creation of the deferred tax liability in an amount equal to $9.6 million deferred tax liability that it recognized in connection with the issuance of the 3.25% Senior Notes.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

11. Quarterly Results of Operations (Unaudited)

Three Months Ended:	Revenue	Gross Profit	Operating expenses	Net loss	Basic loss per share	Diluted loss per share
December 31, 2015	$39,232	$23,717	$45,483	$(15,293)	$(0.22)	$(0.22)
September 30, 2015	38,231	27,036	36,370	(10,917)	(0.16)	(0.16)
June 30, 2015	39,479	24,132	36,282	(13,001)	(0.19)	(0.19)
March 31, 2015	36,671	26,906	36,569	(11,213)	(0.17)	(0.17)
Three Months Ended:
December 31, 2014	$38,847	$29,408	$40,539	$(14,782)	$(0.22)	$(0.22)
September 30, 2014	37,150	23,577	32,504	(13,938)	(0.21)	(0.21)
June 30, 2014	38,327	28,507	32,279	(8,993)	(0.14)	(0.14)
March 31, 2014	33,264	24,295	29,611	5,295	0.08	0.08

12. Subsequent Event
TriVascular Merger
On October 26, 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”), with TriVascular Technologies, Inc. (“TriVascular”) under which the Company agreed to acquire all of TriVascular’s outstanding capital stock through a merger of a direct wholly-owned subsidiary of the Company (“Merger Sub”) with and into TriVascular (the “TriVascular Merger”). On February 3, 2016, the Company completed the acquisition of TriVascular pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company acquired TriVascular through the merger of Merger Sub with and into TriVascular (the “Merger”), with TriVascular surviving the Merger as a wholly-owned subsidiary of Endologix.
Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of capital stock of TriVascular (other than shares for which appraisal rights under Delaware law were properly exercised and other than shares held in treasury by TriVascular or shares held by the Company, any subsidiary of the Company, TriVascular or any subsidiary of TriVascular) was converted into the right to receive (i) $0.34 in cash and (ii) 0.631 shares of Endologix common stock (the “Merger Consideration”). The Company paid approximately $106.8 million in aggregate consideration, consisting of (i) approximately $7.4 million in cash and (ii) approximately $99.4 million worth of 13.6 million shares of the Company’s common stock. The acquisition will be accounted for using the acquisition method; however the accounting was incomplete at the time these financial statements were issued. As a result, the purchase price allocation and pro-forma income statement disclosures have not been provided.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our management's assessment, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of such date, were effective.
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
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 2, 2016.

Item 11.	Executive Compensation
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 2, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 2, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 2, 2016.

Item 14.	Principal Accountant Fees and Services
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2015 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 2, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Stockholders' Equity for the years ended 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to the Consolidated Financial Statements
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013. All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Additions to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$185	$107	$—	$(66)	$226
Year ended December 31, 2014
Allowance for doubtful accounts	$399	$—	$—	$(214)	$185
Year ended December 31, 2013
Allowance for doubtful accounts	$472	$204	$—	$(277)	$399

(1)	Deductions represent the actual write-off of accounts receivable balances.

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

2.1
Agreement and Plan of Merger, dated October 26, 2015, by and among Endologix, Inc., Teton Merger Sub, Inc. and TriVascular Technologies, Inc. (Incorporated by reference to Exhibit 2.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on October 26, 2015).

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
4.1.1
Updated Specimen Certificate of Common Stock effective as of May 22, 2014 (Incorporated by reference to Exhibit 4.1.1 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

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
4.5
Second Supplemental Indenture, dated November 2, 2015, between Endologix, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 2, 2015).

4.6		Form of 3.25% Convertible Senior Notes due 2020 (Incorporated by reference to Exhibit A to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 2, 2015).
10.1	(1)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-42161, filed on December 12, 1997).
10.2	(1)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-122491, filed on February 2, 2005).
10.3	(1)	2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on May 24, 2013).
10.4	(1)
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

10.8	(1)	Amended and Restated 2006 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 1, 2015).
10.9	(1)	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 1, 2015).
10.9.1	(1)(2)	Form of Stock Option Agreement under 2015 Stock Incentive Plan.
10.9.2	(1)(2)	Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan.
10.10	(1)
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

10.12	(1)(2)	Employment Agreement, dated February 25, 2016, by and between Endologix, Inc. and Vaseem Mahboob.
10.13	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Robert D. Mitchell (Incorporated by reference to Exhibit 10.20 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.14	(1)
Employment Agreement, dated February 2, 2014, by and between Endologix, Inc. and Dave Jennings (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on May 2, 2014)

10.15	(1)
Employment Agreement, dated February 2, 2014, by and between Endologix, Inc. and James Machek (Incorporated by reference to Exhibit 10.5 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on May 2, 2014)

10.16	(1)
Employment Agreement, dated August 18, 2014, by and between Endologix, Inc. and Amanda DePalma (Incorporated by reference to Exhibit 10.14 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.17	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and Jose Lima (Incorporated by reference to Exhibit 10.15 to Endologix, Inc. Annual Report on Form 10-K, Filed No. 000-28440, filed on March 2, 2015).

10.18	(1)
Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors (Incorporated by reference to Exhibit 10.23 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.19
Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 24, 2004).

10.19.1
Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.19.2
Addendum No. 3 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.17.2 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.19.3
Addendum No. 4 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.17.3 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.20
Standard Industrial/Commercial Multi -Tenant Lease - Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.20.1
Addendum No. 3 to Standard Industrial/Commercial Multi -Tenant Lease - Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.18.1 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.21
Standard Industrial/Commercial Multi-Tenant Lease - Net, for 2 Musick, Irvine, California and 35 Hammond, Irvine, dated June 12, 2013, by and between Endologix, Inc. and The Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with on August 5, 2013).

10.22
Credit Agreement, dated October 30, 2009, as amended, by and between Endologix, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.27 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.22.1	†
Third Amendment to Credit Agreement, dated February 20, 2012, by and between Endologix, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.15.1 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 6, 2012).

10.22.2
Seventh Amendment to Credit Agreement, dated December 3, 2013, by and among Wells Fargo Bank, National Association, Endologix, Inc., and Nellix, Inc. (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 6, 2013).

10.22.3
Eleventh Amendment to Credit Agreement, dated February 3, 2015, by and among Wells Fargo Bank, National Association, Endologix, Inc., and Nellix, Inc. (Incorporated by reference to Exhibit 10.20.3 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.23	†
Cross License Agreement dated as of October 26, 2011, by and between Endologix, Inc. and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.19 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 6, 2012).

10.24	†
Settlement Agreement, dated October 16, 2012 by and among Endologix, Inc., Cook Incorporated, Cook Group and Cook Medical, Inc. (Incorporated by reference to Exhibit 10.22 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed with on March 14, 2013).

10.25
Base Capped Call Confirmation, dated December 4, 2013, between Endologix, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 6, 2013).

10.26
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
John McDermott Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: February 26, 2016

POWER OF ATTORNEY
We, the undersigned directors and officers of Endologix, Inc., do hereby constitute and appoint John McDermott and Vaseem Mahboob, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN McDERMOTT	Chief Executive Officer and Chairman of the Board	February 26, 2016
(John McDermott)	(Principal Executive Officer)

/s/ VASEEM MAHBOOB	Chief Financial Officer	February 26, 2016
(Vaseem Mahboob )	(Principal Financial and Accounting Officer)

/s/ THOMAS F. ZENTY III	Director	February 26, 2016
(Thomas F. Zenty III)

/s/ DAN LEMAITRE	Director	February 26, 2016
(Dan Lemaitre)

/s/ THOMAS C. WILDER	Director	February 26, 2016
(Thomas C. Wilder)

/s/ GUIDO J. NEELS	Director	February 26, 2016
(Guido J. Neels)

/s/ GREGORY D. WALLER	Director	February 26, 2016
(Gregory D. Waller)

/s/ LESLIE V. NORWALK	Director	February 26, 2016
(Leslie V. Norwalk)

/s/ CHRISTOPHER G. CHAVEZ	Director	February 26, 2016
(Christopher G. Chavez)