Form 10-Q
period 2016-03-31
ENDOLOGIX INC /DE/
filed 2016-05-10
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 5, 2016, there were 81,819,293 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$39,773	$124,553
Marketable securities	46,441	52,768
Accounts receivable, net allowance for doubtful accounts of $230 and $226, respectively.	36,592	28,531
Other receivables	2,607	375
Inventories	43,289	27,860
Prepaid expenses and other current assets	3,606	2,325
Total current assets	$172,308	$236,412
Property and equipment, net	25,948	23,355
Goodwill	93,731	28,685
Intangibles, net	114,334	42,118
Deposits and other assets	762	480
Total assets	$407,083	$331,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,699	$17,549
Accrued payroll	17,595	13,030
Accrued expenses and other current liabilities	11,629	5,576
Contingently issuable common stock	14,700	14,700
Total current liabilities	$59,623	$50,855
Deferred income taxes	879	879
Deferred rent	8,027	8,051
Derivative liabilities	29,884	—
Other liabilities	3,438	210
Convertible notes	170,028	167,748
Total liabilities	$271,879	$227,743
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized. 81,959,754 and 68,235,179 shares issued, respectively. 81,758,961 and 68,034,386 shares outstanding, respectively.	82	68
Treasury stock, at cost, 200,793 and 200,793 shares, respectively.	(2,809)	(2,809)
Additional paid-in capital	484,121	404,462
Accumulated deficit	(346,595)	(298,924)
Accumulated other comprehensive income	405	510
Total stockholders’ equity	$135,204	$103,307
Total liabilities and stockholders’ equity	$407,083	$331,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$42,366	$36,671
Cost of goods sold	14,425	9,765
Gross profit	27,941	26,906
Operating expenses:
Research and development	7,846	6,231
Clinical and regulatory affairs	3,884	3,450
Marketing and sales	27,918	19,599
General and administrative	9,946	7,289
Restructuring costs	7,323	—
Settlement costs	4,650	—
Contract termination and business acquisition expenses	4,778	—
Total operating expenses	66,345	36,569
Loss from operations	(38,404)	(9,663)
Other income (expense):
Interest income	62	45
Interest expense	(3,782)	(1,462)
Other income (expense), net	(356)	59
Change in fair value of contingent consideration related to acquisition	—	(100)
Change in fair value of derivative liabilities	(5,088)	—
Total other income (expense)	(9,164)	(1,458)
Net loss before income tax expense	$(47,568)	$(11,121)
Income tax expense	(103)	(92)
Net loss	$(47,671)	$(11,213)
Other comprehensive income (loss) foreign currency translation	(105)	(1,754)
Comprehensive loss	$(47,776)	$(12,967)

Basic and diluted net loss per share	$(0.62)	$(0.17)
Shares used in computing basic and diluted net loss per share	76,661	67,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(47,671)	$(11,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,232	1,489
Stock-based compensation	2,882	2,211
Change in fair value of derivative liabilities	5,088	—
Change in fair value of contingent consideration related to acquisition	—	100
Accretion of interest & amortization of deferred financing costs on convertible notes	2,279	976
Non-cash foreign exchange loss	270	111
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(4,186)	48
Inventories	1,240	(4,637)
Prepaid expenses and other current assets	638	681
Accounts payable	(4,067)	859
Accrued payroll	4,498	(2,482)
Accrued expenses and other liabilities	3,439	130
Net cash used in operating activities	$(33,358)	$(11,727)
Cash flows from investing activities:
Purchases of marketable securities	—	(28,059)
Maturities of marketable securities	9,350	34,430
Purchases of property and equipment	(891)	(2,174)
Acquisition of business, net of cash acquired of $24,012	(60,622)	—
Net cash provided by (used in) investing activities	$(52,163)	$4,197
Cash flows from financing activities:
Proceeds from exercise of stock options	500	1,642
Minimum tax withholding paid on behalf of employees for restricted stock units	—	(35)
Net cash provided by financing activities	$500	$1,607
Effect of exchange rate changes on cash and cash equivalents	241	(692)
Net decrease in cash and cash equivalents	$(84,780)	$(6,615)
Cash and cash equivalents, beginning of period	124,553	26,798
Cash and cash equivalents, end of period	$39,773	$20,183
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$110	$35
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$76	$—
Fair value of common stock issued for business acquisition	$100,812	$—
Fair value of warrants issued for business acquisition	$44	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a) Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine, California and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products include innovations for minimally-invasive endovascular aneurysm repair ("EVAR") or endovascular aneurysm sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Ovation® Abdominal Stent Graft System (“Ovation”), and the AFX® Endovascular AAA System (“AFX”) featuring the VELA™ Proximal Endograft System (“VELA”) and AFX2 Bifurcated Endograft System (“AFX2”). The Company's current EVAS product is the Nellix® EndoVascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors worldwide, provide the sole source of the Company's reported revenue.

On February 3, 2016, the Company completed the previously announced acquisition of TriVascular Technologies, Inc. The acquisition expanded our product offering and intellectual property, increased our sales force, and enhanced our product development capabilities.

The Company’s Ovation products consist of a radiopaque nitinol stent for suprarenal fixation and a low-permeability polytetrafluoroethylene (PTFE) graft. The stent is designed with integral anchors to enable fixation to the aortic wall. To seal the graft and to provide support for the aortic body legs into which the iliac limbs are deployed, the graft contains a network of inflatable rings that are filled with a liquid polymer that solidifies during the deployment procedure.

The Company's AFX products consist of (i) a cobalt chromium alloy stent covered by polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (“Stent Graft”) and (ii) accompanying delivery systems. Once fixed in its proper position within the abdominal aortic bifurcation, the Company's AFX device provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.

The Company's Nellix EVAS System product consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. The Company's EVAS product seals the entire aneurysm sac effectively excluding the aneurysm reducing the likelihood of future aneurysm rupture. Additionally, it has the potential to reduce post procedural re-interventions.

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three months ended March 31, 2016 and 2015, there were no related party transactions.

The interim financial data as of March 31, 2016 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three months ended March 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. This is the first quarter that the interim financial data includes the results subsequent to the acquisition of TriVascular Technologies, Inc.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016.

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

On April 7, 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU was effective for the Company on January 1, 2016. The Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" during the first quarter of 2016, utilizing retrospective application as permitted. As a result, the Company reclassified debt issuance costs from other assets to reduce the convertible notes as of December 31, 2015 and as of March 31, 2016.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance also requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this standard and will apply it to provisional amounts related to the TriVascular acquisition.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which includes multiple provisions intended to simplify various aspects of accounting and reporting for share-based payments. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial statements.

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three months ended March 31, 2016, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016. There have been no material changes to our significant accounting policies during the three months ended March 31, 2016.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Production equipment, molds, and office furniture	$15,017	$13,603
Computer hardware and software	7,363	6,380
Leasehold improvements	15,452	14,345
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	899	510
Property and equipment, at cost	$38,731	$34,838
Accumulated depreciation	(12,783)	(11,483)
Property and equipment, net	$25,948	$23,355

Depreciation expense for property and equipment for the three months ended March 31, 2016 and 2015 was $1.3 million and $1.1 million, respectively.

(b) Inventories

Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$7,656	$7,701
Work-in-process	13,270	4,355
Finished goods	22,363	15,804
Total Inventories	$43,289	$27,860

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	March 31, 2016	December 31, 2015
Goodwill (1)	$93,731	$28,685

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development (1)	20,906	—

Finite lived intangibles
Developed technology (1)	$81,912	$40,100
Accumulated amortization	(1,471)	(690)
Developed technology, net	$80,441	$39,410

License	$—	$100
Accumulated amortization	—	(100)
License, net	$—	$—

Customer relationships (1)	$10,453	$—
Accumulated amortization	(174)	—
Customer relationships, net	$10,279	$—

Intangible assets (excluding goodwill), net	$114,334	$42,118
(1) Difference in the value between these dates is mainly due to acquisition of TriVascular. Refer to Note 12 of the condensed consolidated financial statements for further discussion.
Amortization expense for intangible assets for the three months ended March 31, 2016 and 2015 was $1.0 million and $0.4 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2016	$4,077
2017	6,571
2018	8,067
2019	9,262
2020	10,573
2021 & Thereafter	52,170
Total	$90,720

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at March 31, 2016 and December 31, 2015:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$8,000	$—	$(5)	$7,995
Commercial paper	2,497	—	—	2,497
Government securities	35,944	15	(2)	35,957
Total	$46,441	$15	$(7)	$46,449

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$8,000	$—	$(20)	$7,980
Corporate bonds	40,824	1	(33)	40,792
Commercial paper	3,944	—	—	3,944
Total	$52,768	$1	$(53)	$52,716

At March 31, 2016, the Company’s investments included 3 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $7 thousand and a total fair market value of approximately $12.0 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 6 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three months ended March 31, 2016. All of the Company's investments of held-to-maturity securities will mature within less than 12 months with an average maturity of 5 months.

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2016
Cash and cash equivalents	$39,773	$—	$—	$39,773
Contingently issuable common stock	$—	$—	$14,700	$14,700
Derivative liabilities	$—	$—	$29,884	$29,884
At December 31, 2015
Cash and cash equivalents	$124,553	$—	$—	$124,553
Contingently issuable common stock	$—	$—	$14,700	$14,700

There were no re-measurements to fair value during the three months ended March 31, 2016 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2016.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of our long-term debt was $192.1 million as of March 31, 2016 and $207.9 million as of December 31, 2015.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$273	$248
Operating expenses:
Research and development	363	228
Clinical and regulatory affairs	(100)	185
Marketing and sales	1,130	749
General and administrative	1,216	801
Total operating expenses	$2,609	$1,963
Total	$2,882	$2,211

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(47,671)	$(11,213)
Shares used in computing basic and diluted net loss per share	76,661	67,263
Basic and diluted net loss per share	$(0.62)	$(0.17)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Common stock options	1,023	1,813
Restricted stock awards	125	135
Restricted stock units	155	234
Total	1,303	2,182
As discussed in Note 6, in December 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2018 (the “2.25% Senior Notes”) in an underwritten public offering. In November 2015, the Company also issued $125.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) in an underwritten public offering. Upon any conversion, the 2.25% Senior Notes and/or 3.25% Senior Notes, (collectively the "Senior Notes") may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, the Company presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended
	March 31,
	2016	2015
Conversion of the Notes	14,767	3,588

The effect of the contingently issuable common stock is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

6. Credit Facilities

2.25% Convertible Senior Notes

On December 10, 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% Convertible Senior Notes (the “2.25% Senior Notes”). The 2.25% Senior Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds of approximately $82.6 million from the sale of the 2.25% Senior Notes, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the 2.25% Senior Notes on June 15 and December 15 of each year, beginning June 15, 2016.

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

The 2.25% Senior Notes are senior unsecured obligations and are: (a) senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2.25% Senior Notes; (b) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (c) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (d) and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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

The initial conversion rate of the 2.25% Senior Notes will be 41.6051 shares of the Company’s common stock for each $1,000 principal amount of 2.25% Senior Notes, which represents an initial conversion price of approximately $24.04 per share. Following certain corporate transactions that occur on or prior to the stated maturity date or the Company’s delivery of a notice of redemption, the Company will increase the conversion rate for a holder that elects to convert its 2.25% Senior Notes in connection with such a corporate transaction.

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
The Indenture contains customary terms and covenants and events of default with respect to the 2.25% Senior Notes. If an event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2.25% Senior Notes may declare the principal amount of the 2.25% Senior Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to us, the principal amount of the 2.25% Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.

Upon issuance and through December 31, 2015, the Company was not required to separate the conversion option in the 2.25% Senior Notes under ASC 815, "Derivatives and Hedging", and has the ability to settle the 2.25% Senior Notes in cash,

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, "Debt with Conversion and Other Options", the Company accounted for the 2.25% Senior Notes by allocating the issuance proceeds between the liability and the equity component. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 2.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the 2.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the 2.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. The Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" during the first quarter of 2016, utilizing retrospective application as permitted. As a result, the Company reclassified $1.9 million of debt issuance costs from other assets to reduce the convertible notes as of December 31, 2015.

As of March 31, 2016, the Company had outstanding borrowings of $74.9 million, and deferred financing costs of $1.8 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

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
The initial conversion rate of the 3.25% Senior Notes is 89.4314 shares of the Company’s common stock per 1,000 principal amount of the3.25% Senior Notes, which is equivalent to an initial conversion price of approximately $11.18 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, the Company will at its election pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.
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
Upon issuance and through December 31, 2015, the Company was not required to separate the conversion option from the 3.25% Senior Notes under ASC 815, "Derivatives and Hedging". However, because the Company has the ability to settle the 3.25% Senior Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, "Debt With Conversion and other Options", and accounted for the 3.25% Senior Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion option. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 3.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $97.8 million resulting in a $27.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 3.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs  in other assets, to be subsequently amortized as interest expense over the term of the 3.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. The company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" during the first quarter of 2016, utilizing retrospective application as permitted. As a result, the Company reclassified $2.9 million of debt issuance costs from other assets to reduce the convertible notes as of December 31, 2015.
As of March 31, 2016, the Company had outstanding borrowings of $99.6 million, and deferred financing costs of $2.7 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
In connection with its merger with TriVascular Technologies, Inc. ("TriVascular") in February 2016, the Company issued 13.6 million shares of common stock as consideration to the former stockholders. As a result of the Company's issuance of such shares in the merger, the quantity of authorized common shares available for future issuance was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments include the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the prior Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required the Company, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 the Company re-classed $24.8 million of the conversion features originally recorded in stockholder’s equity of the Senior Notes to derivative liabilities which will be marked to market each period until the Company authorizes sufficient new common shares to alleviate the deficiency. The Company expects to effect such authorization during the second quarter of 2016.
For the three months ended March 31, 2016, the Company recorded $5.1 million as a fair value adjustment of derivative liabilities. The primary factor causing the change in the fair value of the derivative liability was the increase in the Company's stock price from the close of TriVascular acquisition on February 3, 2016 to March 31, 2016. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Bank of America line of credit

On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company may borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility will become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allows for the issuance of up to $10.0 million in letters of credit. As of March 31, 2016, the Company had no letters of credit issued under the BOA credit facility. The BOA Credit Facility is collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

can be terminated at any time during the two year term by the Company upon three business days’ notice. The BOA Credit Facility usage is priced at a spread over the one, two, three and six month LIBOR rates, and is subject to a covenant related to timely providing publicly reported information, other indebtedness and a liquidity covenant tied to “Unencumbered Liquid Assets” ("ULA") of not less than $30.0 million. ULA means the following assets (excluding assets of any retirement plan): (a) cash and cash equivalents; (b) marketable securities invested in accordance with the Company’s investment policy and (c) marketable securities invested in accordance with any update to the Company’s investment policy so long as such update been approved by BOA in its reasonable discretion. Such assets must be (i) held in the United States at BOA and/or its affiliates, (ii) not the subject of any lien, pledge, security interest or other arrangement with any creditor (other than BOA or one of BOA’s affiliates) to have his claim satisfied out of the asset (or proceeds thereof) prior to the general creditors of the owner of the asset, (iii) held solely in the name of one or more credit parties subject to this covenant (with no other persons or entities having ownership rights therein), (iv) convertible to cash within five (5) days, and (v) not counted or included to satisfy any other liquidity requirement under any other obligation, whether with BOA or any other lender, unless otherwise expressly agreed by BOA in writing. The Company was in compliance with this covenant as of March 31, 2016.
If not in default, the Company has the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility. As of March 31, 2016, the Company had no borrowings under the BOA Credit Facility.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended
	March 31,
	2016		2015
United States	$29,869	70.5%	$25,134	68.5%

Europe	$8,794	20.8%	$7,246	19.8%
Latin America	984	2.3%	2,039	5.6%
Asia/Pacific	2,719	6.4%	2,252	6.1%
Total International	$12,497	29.5%	$11,537	31.5%

Revenue	$42,366	100.0%	$36,671	100.0%
8. Commitments and Contingencies
(a) Leases
The Company leases its administrative, research, and manufacturing facilities located in Irvine, California, Santa Rosa, California and an administrative office located in Rosmalen, The Netherlands. These facility lease agreements require the Company to pay operating costs, including property taxes, insurance and maintenance. In addition, the Company has certain equipment under long-term agreements that are accounted for as operating leases.
In conjunction with the TriVascular merger, the Company assumed the lease for TriVascular's facility in Santa Rosa, California. The facility is being used for manufacturing, research & development, and administrative purposes and consists of 110,000 square feet under an operating lease scheduled to expire in February 2018, which may be renewed for an additional 5 years, at the Company's option.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of March 31, 2016:

Remainder of 2016	$2,815
2017	3,714
2018	2,622
2019	2,398
2020	2,505
2021 and thereafter	22,884
Total	$36,938

Facilities rent expense for the three months ended March 31, 2016 and 2015 was $0.8 million and $0.6 million, respectively.
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

LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against the Company in the U.S. District Court, District of Delaware, alleging that certain of the Company's products infringe U.S. Patent Nos. 5,489,295, 5,676,696, 5,993,481, 6,117,167, 6,302,906, and 8,192,482, which were alleged to be owned by LifePort. On March 17, 2016, the Company entered into a Settlement and Patent License Agreement with LifePort (the “Settlement Agreement”) whereby LifePort granted the Company license rights to patents in exchange for a settlement of $4.7 million. The Settlement Agreement resolves this litigation and fully and finally releases the Company and LifePort from any claims arising out of or in connection with the litigation or the subject patents. The Settlement Agreement also contained a covenant not to sue for other patents owned by LifePort. However, since the subject patents were all expired and the Company was not currently using and has no plans to use the other patents owned by LifePort in products that could reach technological feasibility during the covenant not to sue period, there is no alternative future use and the full amount was recorded as settlement costs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(d) Contract Termination

In the three months ended March 31, 2016, the Company sent notice of termination to its certain distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $1.6 million. Such termination costs are included in contract termination and business acquisition expenses for the three months ended March 31, 2016.

9. Contingently Issuable Common Stock

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
As of March 31, 2016 the Company's stock price last closed at $8.36 per share. Thus, had the PMA Milestone been achieved on March 31, 2016 the Contingent Payment would have comprised 1.8 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $15.2 million.
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
(Unaudited)

Contingent Payment are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Fair Value of Contingently Issuable Common Stock
December 31, 2015	$14,700
Fair Value Adjustment of Contingent Payment for the three months ended March 31, 2016	—
March 31, 2016	$14,700

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $103 thousand for the three months ended March 31, 2016. The Company's ETR was (0.2)% for the three months ended March 31, 2016. The Company's ETR for the three months ended March 31, 2016 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment and mark to market adjustment of derivative liabilities), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

11. Restructuring Charges

In the first quarter of 2016, the Company recorded $7.3 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth. The Company expects to incur a total of $9.3 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of March 31, 2016. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the three months ended March 31, 2016:

One-time Termination Benefits
Accrual balance as of December 31, 2015	$—
Restructuring charges	7,323
Utilization	(4,130)
Accrual balance as of March 31, 2016	$3,193

The accrual balance as of March 31, 2016 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

12. TriVascular Merger

On February 3, 2016, the Company completed its merger with TriVascular pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated October 26, 2015, by and among Endologix, TriVascular and Teton Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Endologix (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Endologix acquired all of TriVascular’s outstanding capital stock through the merger of Merger Sub with and into TriVascular (the “Merger”), with TriVascular surviving the Merger as a wholly-owned subsidiary of Endologix. The Company completed the merger in order to become the innovation leader with broad clinical indications for the treatment of AAA, leverage the combined company’s commercial capabilities, and provide an accelerated path to profitability. The total purchase consideration given related to the acquisition follows:

Cash consideration	$84,634
Common stock consideration	100,812
Fair value of assumed TriVascular stock warrants	44
Total purchase consideration	$185,490
Common stock consideration consisted of 13,586,503 shares of Endologix common stock, worth $100.8 million based on the market value of $7.42 per share as of the effective date of the Merger on February 3, 2016.
In connection with the Merger, the Company assumed stock warrants, originally issued by TriVascular, and converted them to Endologix stock warrants. The fair value of the stock warrants represents a component of the total consideration for the Merger. Stock warrants assumed were valued using the Black-Scholes option pricing model as of the effective date of the Merger.
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on February 3, 2016 (in thousands):

Cash and cash equivalents	$24,012
Short-term investments	3,008
Accounts receivable	5,563
Inventories	17,546
Prepaid expenses and other current assets	1,818
Property and equipment	3,152
Intangible assets	73,171
Other assets	317
Accounts payable	(2,214)
Accrued liabilities and other	(5,811)
Notes payable	(61)
Net assets acquired	$120,501
Goodwill	$64,989
Total preliminary purchase consideration	$185,490

Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of TriVascular, such as broadening the product portfolio for the treatment of AAA and leveraging the combined company’s technology and commercial

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

capabilities. The goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

Balance at January 1, 2016	$28,685
Goodwill acquired from the Merger	64,989
Foreign currency translation adjustment	57
Balance at March 31, 2016	$93,731

Trade receivables and payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $5.9 million and our best estimate of $0.3 million which represents contractual cash flows not expected to be collected at the acquisition date.
The fair value of property, plant and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification. Of the $73.2 million of acquired intangible assets, $10.5 million was assigned to customer relationships (10 year life), $41.8 million was assigned to developed technology (11 year life), and $20.9 million was assigned to in-process research and development.
Due to the fact that the TriVascular acquisition has just recently occurred in the current interim period, the magnitude of the transaction, and the significant information to be obtained and analyzed, some of which resides in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of March 31, 2016, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values as of March 31, 2016. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the TriVascular merger had been completed as of January 1, 2015. Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the merger. The unaudited pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate interest expense related to legacy TriVascular's former loans, which was repaid upon completion of the TriVascular merger. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2015 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Three Months Ended
	March 31,
	2016	2015
Pro forma net sales	$45,037	$44,696
Pro forma net loss from continuing operations	(49,031)	(28,622)
Pro forma basic and diluted net loss per share	$(0.60)	$(0.35)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Included in the Condensed Consolidated Statement of Operations and Comprehensive Loss are net sales from products acquired as part of the TriVascular merger of $5,796 for the quarter ended March 31, 2016. Net losses included in the Condensed Consolidated Statement of Operations and Comprehensive Loss from the TriVascular operations for the quarter ended March 31, 2016 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures in process during the quarter ended March 31, 2016.

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2015, filed with the SEC on February 29, 2016, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

Overview
Our Business
Our corporate headquarters is located in Irvine, California and we have manufacturing facilities in Irvine and Santa Rosa, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (a) traditional minimally-invasive endovascular repair ("EVAR") or (b) endovascular sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
We sell our products through our direct U.S. and European sales forces and third-party international distributors and agents in other parts of the world.
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2015, entitled "Business," for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Product Developments and Clinical Trials

When we refer to “we,” “our,” “us” or “Endologix” in this Quarterly Report on Form 10-Q, we mean Endologix, Inc., as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. Endologix®, AFX® and Nellix® are registered trademarks of Endologix, Inc., and IntuiTrak™, VELA™ and OvationiX™ and the respective product logos are trademarks of Endologix, Inc. Updates to our products, manufacturing and product developments as a result of the TriVascular acquisition are discussed below.

Recent Highlights of Our Product Development Initiatives, Clinical Trials and Regulatory Approvals

Nellix

In March 2016, we announced that the first two patients with AAAs in Japan had been treated with the Nellix® EndoVascular Aneurysm Sealing System ("Nellix EVAS System"). The patients were treated under Japan's "compassionate use" system, which grants access to physicians for use of medical treatments not yet approved in Japan for patients who are diagnosed with advanced diseases that are not responsive to existing treatment options.

In April 2016, we announced achievement of CE Mark approval of the next-generation Nellix EVAS System. The first procedures with the new Nellix EVAS System were performed in New Zealand. The new Nellix EVAS system will be gradually introduced in Europe and other markets and is the same device we plan to launch in the U.S. following FDA approval. We recently submitted our final premarket approval ("PMA") modules to the FDA and remain on schedule for potential PMA approval at the end of 2016 or early 2017.
On December 10, 2010, we completed our acquisition of Nellix. Using the technology we acquired in the Nellix acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD IDE - Pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. The study is a prospective single arm registry which enrolled 179 patients at 29 centers in the U.S. and Europe. In November 2014, we completed enrollment in the EVAS FORWARD IDE and submitted the one year results to the FDA in March 2016.

•
EVAS FORWARD Global Registry -This study is designed to provide real world clinical results to demonstrate the effectiveness and broad applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013. The study utilizes an independent core lab and includes follow-up to five years. In September 2014, we announced completion of patient enrollment in the Nellix EVAS FORWARD global registry.

AFX

In February 2016, we announced the first U.S. commercial implant of the Company's AFX®2 Bifurcated Endograft System was performed. AFX2 reduces procedure steps for the delivery and deployment of the bifurcated endograft. The new device also facilitates percutaneous endovascular aneurysm repair, or PEVAR, by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together Endologix's ActiveSeal™ technology, DuraPly™ ePTFE graft material and VELA™ Proximal Endograft, into an integrated new EVAR system.

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

Ovation

In October 2014, TriVascular initiated the LIFE Study, which we expect will illustrate the potential advantages of PEVAR with the Ovation System. In early 2015, TriVascular initiated the LUCY Study which will evaluate the clinical benefits associated with EVAR using the Ovation System in female patients. TriVascular enrolled the first patient in the LUCY study in August 2015.

In June 2015, the FDA approved the next generation Ovation iX™ Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation iX™ Abdominal Stent Graft System. In September 2015, the first patients were treated with the Ovation iX Abdominal Stent Graft System in Europe, and in October 2015, TriVascular initiated the launch of the Ovation iX System in the United States.

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
Marketing and Sales
Marketing and Sales expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force, clinical specialists, internal sales support functions and marketing personnel. It also includes costs attributable to marketing our products to our customers and prospective customers.
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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2016.

Results of Operations
Operations Overview - Three Months Ended March 31, 2016 versus 2015
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended March 31,
	2016		2015
Revenue	$42,366	100.0%	$36,671	100.0%
Cost of goods sold	14,425	34.0%	9,765	26.6%
Gross profit	27,941	66.0%	26,906	73.4%
Operating expenses:
Research and development	7,846	18.5%	6,231	17.0%
Clinical and regulatory affairs	3,884	9.2%	3,450	9.4%
Marketing and sales	27,918	65.9%	19,599	53.4%
General and administrative	9,946	23.5%	7,289	19.9%
Restructuring costs	7,323	17.3%	—	—%
Settlement costs	4,650	11.0%	—	—%
Contract termination and business acquisition expenses	4,778	11.3%	—	—%
Total operating expenses	66,345	156.6%	36,569	99.7%
Loss from operations	(38,404)	(90.6)%	(9,663)	(26.4)%
Total other income (expense)	(9,164)	(21.6)%	(1,458)	(4.0)%
Net loss before income tax expense	(47,568)	(112.3)%	(11,121)	(30.3)%
Income tax expense	(103)	(0.2)%	(92)	(0.3)%
Net loss	$(47,671)	(112.5)%	$(11,213)	(30.6)%

Comparison of the Three Months Ended March 31, 2016 versus 2015
Revenue

	Three Months Ended March 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Revenue	$42,366	$36,671	$5,695	15.5%

US Sales. Net sales totaled $29.9 million in the three months ended March 31, 2016, an 18.8% increase from $25.1 million in three months ended March 31, 2015. Products acquired as part of the TriVascular merger contributed sales of $4.4 million in the three months ended March 31, 2016, which accounted for 18 percentage points of the increase from Q1 2015.
International Sales. Net sales of products in our international regions totaled $12.5 million in the three months ended March 31, 2016, an 8% increase from $11.5 million in the three months ended March 31, 2015. Products acquired as part of the TriVascular merger contributed sales of $1.4 million in the three months ended March 31, 2016, which accounted for 12 percentage points of the increase from the three months ended March 31, 2015. As expected, we saw disruption related to the merger, specifically in the indirect channel as well as some destocking of Nellix 3SQ as distributors prepare for the launch of Nellix 3.5. Our international sales for the three months ended March 31, 2016 included an unfavorable foreign currency impact of approximately $0.2 million when compared to the net sales for three months ended March 31, 2015, which had a 2 percentage point unfavorable impact on the growth rate representing constant currency growth of 10%.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Cost of goods sold	$14,425	$9,765	$4,660	47.7%
Gross profit	27,941	26,906	1,035	3.8%
Gross margin percentage (gross profit as a percent of revenue)	66.0%	73.4%

Gross margin for the three months ended March 31, 2016 decreased to 66.0% from 73.4% for the three months ended March 31, 2015. The increase in cost of goods sold, and corresponding decrease to the gross margin percentage, is largely due to the impact of purchase price accounting for inventory and intangible assets acquired in the TriVascular merger. In Q1 2016, we saw a benefit of strong ASP’s for both AFX and Ovation as well as favorable geographic mix.
Operating Expenses

	Three Months Ended March 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Research and development	$7,846	$6,231	$1,615	25.9%
Clinical and regulatory affairs	3,884	3,450	434	12.6%
Marketing and sales	27,918	19,599	8,319	42.4%
General and administrative	9,946	7,289	2,657	36.5%
Restructuring costs	7,323	—	7,323	100.0%
Settlement costs	4,650	—	4,650	100.0%
Contract termination and business acquisition expenses	4,778	—	4,778	100.0%
Research and Development. The $1.6 million increase in research and development expenses was attributable to increased product development investments related to the Ovation product line.
Clinical and Regulatory Affairs. The $0.4 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and patient and outside services costs to support ongoing clinical activities, such as LUCY, EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $8.3 million increase in marketing and sales expenses for the three months ended March 31, 2016, as compared to the prior year period, was driven by the integration of the TriVascular sales and marketing organization.
General and Administrative. The $2.7 million increase in general and administrative expenses is primarily attributable to an increase in headcount related to the TriVascular merger, higher professional fees and stock-based compensation.
Restructuring Costs. The $7.3 million increase in restructuring costs for the three months ended March 31, 2016, as compared to the prior year period is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.
Settlement Costs. The $4.7 million increase in settlement costs for the three months ended March 31, 2016, as compared to the prior year periods, is a result of the LifePort settlement.
Contract Termination and Business Acquisition Expenses. The $4.8 million increase in contract termination and business acquisition expenses for the three months ended March 31, 2016, as compared to the prior year period, was primarily related to termination of some of our international distributors as well as deal related expenses associated with the TriVascular merger.

Other income (expense), net

	Three Months Ended March 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(9,164)	$(1,458)	$(7,706)	>100%

Other Income (Expense), Net. Other expense for the three months ended March 31, 2016 consists mainly of interest expense of $3.8 million associated with our convertible notes and the change in fair value of derivative of $5.1 million. Other expense for the three months ended March 31, 2015 includes  interest expense associated with our convertible notes of $1.4 million and $0.1 million for the change in fair value of Nellix contingent consideration.

Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Income tax expense	$(103)	$(92)	$(11)	12.0%
Our income tax expense was $103 thousand and our effective tax rate was (0.2)% for the three months ended March 31, 2016 due to our tax positions in various jurisdictions. During the three months ended March 31, 2016 and 2015, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2016, December 31, 2015, and March 31, 2015:

	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands, except financial metrics data)
Cash and cash equivalents	$39,773	$124,553	$20,183
Marketable securities	$46,441	$52,768	$53,467
Accounts receivable, net	$36,592	$28,531	$26,672
Total current assets	$172,308	$236,412	$136,123
Total current liabilities	$59,623	$50,855	$27,449
Working capital surplus (a)	$112,685	$185,557	$108,674
Current ratio (b)	2.9	4.6	5.0
Days sales outstanding ("DSO") (c)	78	67	66
Inventory turnover (d)	1.6	1.8	1.2
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

Operating Activities
Cash used in operating activities was $33.4 million for the three months ended March 31, 2016 as compared to cash used in operating activities of $11.7 million in the prior year period. The increase in cash usage was primarily due to (i) funding the increased net loss of $47.7 million which included deal related expenses of $12.1 million and legal settlement of $4.7 million (ii) an increase in accounts receivable and other receivables of $4.2 million and (iii) a decrease in accounts payable of $4.1 million. These increases in cash usage were partially offset by non-cash change in fair value of derivative liabilities of $5.1 million, stock-based compensation of $2.9 million, depreciation and amortization of $2.2 million, non-cash accretion of interest and amortization of deferred financing cost on convertible note of $2.3 million, an increase in accrued expenses and other liabilities of $3.4 million, an increase in accrued payroll of $4.5 million, a decrease in inventories of $1.2 million, and a decrease in prepaid expenses and other current assets of $0.6 million. Cash used in operating activities for the three months ended March 31, 2015 was $11.7 million and consisted of (i) funding the net loss of $11.2 million and (ii) inventory purchases of $4.6 million. These increases were partially offset by non-cash stock-based compensation of $2.2 million, depreciation and amortization of $1.5 million and non-cash accretion of interest on convertible note of $0.9 million.
During the three months ended March 31, 2016 and 2015, our cash collections from customers totaled $41.5 million and $35.8 million, respectively, representing 97.9% and 97.5% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2016 was $52.2 million, as compared to cash provided by investing activities of $4.2 million in the prior year period. For the three months ended March 31, 2016, cash used in investing activities consisted of $60.6 million used for the acquisition of TriVascular, and $0.9 million used for machinery and equipment purchases. This is offset by proceeds from the maturities of marketable securities of $9.4 million. For the three months ended March 31, 2015, cash provided by investing was $4.2 million and consisted of $34.4 million in maturities of marketable securities; offset by $28.1 million used to purchase marketable debt securities, and $2.2 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $0.5 million for the three months ended March 31, 2016, as compared to cash provided by financing activities of $1.6 million in the prior year period. For the three months ended March 31, 2016, cash provided by financing activities consisted of $0.5 million from the exercise of stock options. For the three months ended March 31, 2015, cash provided by financing activities consisted of proceeds of $1.6 million from the exercise of stock options. We also issued $100.8 million of common stock as consideration paid in the acquisition of TriVascular.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of March 31, 2016, these subsidiaries and branches hold an aggregate $9.6 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we required additional funds in the U.S. and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of March 31, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter
Long-term debt obligations	$211,250	$—	$—	$86,250	$—	$125,000	$—
Interest on debt obligations	26,135	6,003	6,003	6,003	4,063	4,063	—
Operating lease obligations	36,938	2,815	3,714	2,622	2,398	2,505	22,884
Total	$274,323	$8,818	$9,717	$94,875	$6,461	$131,568	$22,884
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

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $65 thousand increase in the fair value of our investments as of March 31, 2016. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are exposed to market risk for changes in interest rates on the BOA Credit Facility. All outstanding amounts under the BOA Credit Facility bear interest at a variable rate equal to LIBOR, plus 2.50%, which is payable on a monthly basis. As of March 31, 2016, we had no amounts outstanding under the BOA Credit Facility. If we draw down the BOA Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.3 million of losses during the three months ended March 31, 2016, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

Market Price Sensitive Instruments. In connection with our merger with TriVascular Technologies, Inc. (“TriVascular”) in February 2016, we issued 13.6 million shares of common stock as consideration to the former stockholders of TriVascular. As a result of our issuance of such shares in the merger, the quantity of authorized common shares available for future issuance was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments include the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the prior Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required us, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 we re-classed $24.8 million of the equity component of the Senior Notes to derivative liabilities which will be marked to market each period.  For the three months ended March 31, 2016, we recorded $5.1 million as a fair value adjustment of derivative liabilities primarily based on our stock price increasing from $7.42 to $8.36 from the date of reclassification. The value of the derivative liability and our earnings would be subject to market price risk until additional common shares are authorized to alleviate the deficiency. We expect to effect such authorization during the second quarter of 2016.

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
As a result of the acquisition of TriVascular on February 3, 2016, we have implemented internal controls over financial reporting to include consolidation of TriVascular, as well as acquisition-related accounting and disclosures. The acquisition of TriVascular represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2015.
The acquired TriVascular business utilizes separate information and accounting systems and processes. Our management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to TriVascular.
There have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENDOLOGIX, INC.

Date:	May 10, 2016	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 10, 2016	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)