Form 10-Q
period 2016-06-30
ENDOLOGIX INC /DE/
filed 2016-08-05
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 1, 2016, there were 82,372,907 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$31,448	$124,553
Marketable securities	41,490	52,768
Accounts receivable, net allowance for doubtful accounts of $228 and $226, respectively.	36,057	28,531
Other receivables	825	375
Inventories	42,146	27,860
Prepaid expenses and other current assets	3,287	2,325
Total current assets	$155,253	$236,412
Property and equipment, net	24,835	23,355
Goodwill	120,693	28,685
Intangibles, net	86,706	42,118
Deposits and other assets	747	480
Total assets	$388,234	$331,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,782	$17,549
Accrued payroll	19,937	13,030
Accrued expenses and other current liabilities	10,486	5,576
Contingently issuable common stock	14,800	14,700
Total current liabilities	$59,005	$50,855
Deferred income taxes	879	879
Deferred rent	8,000	8,051
Other liabilities	3,337	210
Convertible notes	172,352	167,748
Total liabilities	$243,573	$227,743
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 shares authorized. 82,524,514 and 68,235,179 shares issued, respectively. 82,312,275 and 68,034,386 shares outstanding, respectively.	83	68
Treasury stock, at cost, 212,239 and 200,793 shares, respectively.	(2,942)	(2,809)
Additional paid-in capital	559,527	404,462
Accumulated deficit	(413,431)	(298,924)
Accumulated other comprehensive income	1,424	510
Total stockholders’ equity	$144,661	$103,307
Total liabilities and stockholders’ equity	$388,234	$331,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$50,974	$39,479	$93,340	$76,149
Cost of goods sold	21,515	15,347	35,940	25,111
Gross profit	29,459	24,132	57,400	51,038
Operating expenses:
Research and development	7,714	5,993	15,559	12,224
Clinical and regulatory affairs	4,022	3,597	7,905	7,047
Marketing and sales	28,824	19,842	56,742	39,441
General and administrative	10,210	6,850	20,156	14,139
Restructuring costs	790	—	8,114	—
Settlement costs	—	—	4,650	—
Contract termination and business acquisition expenses	1,127	—	5,905	—
Total operating expenses	52,687	36,282	119,031	72,851
Loss from operations	(23,228)	(12,150)	(61,631)	(21,813)
Other income (expense):
Interest income	48	37	110	82
Interest expense	(3,815)	(1,493)	(7,597)	(2,955)
Other income (expense), net	(556)	766	(912)	824
Change in fair value of contingent consideration related to acquisition	(100)	(100)	(100)	(200)
Change in fair value of derivative liabilities	(38,743)	—	(43,831)	—
Total other income (expense)	(43,166)	(790)	(52,330)	(2,249)
Net loss before income tax expense	$(66,394)	$(12,940)	$(113,961)	$(24,062)
Income tax expense	(443)	(61)	(546)	(153)
Net loss	$(66,837)	$(13,001)	$(114,507)	$(24,215)
Other comprehensive income (loss) foreign currency translation	1,019	84	914	(1,670)
Comprehensive loss	$(65,818)	$(12,917)	$(113,593)	$(25,885)

Basic and diluted net loss per share	$(0.81)	$(0.19)	$(1.44)	$(0.36)
Shares used in computing basic and diluted net loss per share	82,072	67,615	79,368	67,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(114,507)	$(24,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,229	2,933
Stock-based compensation	6,768	4,619
Change in fair value of derivative liabilities	43,831	—
Change in fair value of contingent consideration related to acquisition	100	200
Accretion of interest & amortization of deferred financing costs on convertible notes	4,603	1,981
Non-cash foreign exchange loss (gain)	810	(655)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,445)	(3,195)
Inventories	3,557	739
Prepaid expenses and other current assets	1,100	413
Accounts payable	(5,812)	2,692
Accrued payroll	6,922	(1,689)
Accrued expenses and other liabilities	1,889	(207)
Net cash used in operating activities	$(48,955)	$(16,384)
Cash flows from investing activities:
Purchases of marketable securities	(5,017)	(37,122)
Maturities of marketable securities	19,350	62,690
Purchases of property and equipment	(1,304)	(3,146)
Acquisition of business, net of cash acquired of $24,012	(60,622)	—
Net cash (used in) provided by investing activities	$(47,593)	$22,422
Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase plan	1,826	1,631
Proceeds from exercise of stock options	1,777	2,628
Minimum tax withholding paid on behalf of employees for restricted stock units	(134)	(291)
Net cash provided by financing activities	$3,469	$3,968
Effect of exchange rate changes on cash and cash equivalents	(26)	(535)
Net (decrease) increase in cash and cash equivalents	$(93,105)	$9,471
Cash and cash equivalents, beginning of period	124,553	26,798
Cash and cash equivalents, end of period	$31,448	$36,269
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,994	$973
Cash paid for income taxes	$167	$140
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$—	$46
Acquisition of property and equipment included in accounts payable	$36	$71
Fair value of common stock issued for business acquisition	$100,812	$—
Fair value of warrants issued for business acquisition	$44	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

1. Description of Business, Basis of Presentation, and Operating Segment

(a) Description of Business

Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine, California and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products include innovations for minimally-invasive endovascular aneurysm repair ("EVAR") or endovascular aneurysm sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Ovation® Abdominal Stent Graft System (“Ovation”), and the AFX® Endovascular AAA System (“AFX”) which features the VELA™ Proximal Endograft System (“VELA”) and the AFX2 Bifurcated Endograft System (“AFX2”). The Company's current EVAS product is the Nellix® EndoVascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors worldwide, provide the sole source of the Company's reported revenue.

On February 3, 2016, the Company completed the previously announced acquisition of TriVascular Technologies, Inc. (“TriVascular”). The acquisition expanded our product offering and intellectual property, increased our sales force, and enhanced our product development capabilities.

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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2016 and 2015, there were no related party transactions.

The interim financial data as of June 30, 2016 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and six months ended June 30, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The interim financial data includes the results of TriVascular Technologies, Inc., beginning on February 3, 2016, the date of the acquisition.

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

On April 7, 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU was effective for the Company on January 1, 2016. The Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" during the first quarter of 2016, utilizing retrospective application as permitted. As a result, the Company reclassified debt issuance costs from other assets to reduce the convertible notes as of December 31, 2015 and as of June 30, 2016.

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

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three and six months ended June 30, 2016, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2016.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Production equipment, molds, and office furniture	$14,430	$13,603
Computer hardware and software	7,359	6,380
Leasehold improvements	15,495	14,345
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	1,129	510
Property and equipment, at cost	$38,413	$34,838
Accumulated depreciation	(13,578)	(11,483)
Property and equipment, net	$24,835	$23,355

Depreciation expense for property and equipment for the three months ended June 30, 2016 and 2015 was $1.3 million and $1.1 million, respectively. For the six months ended June 30, 2016 and 2015 depreciation expense for property and equipment was $2.6 million and $2.2 million, respectively.

(b) Inventories

Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$9,072	$7,701
Work-in-process	12,296	4,355
Finished goods	20,778	15,804
Total Inventories	$42,146	$27,860

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	June 30, 2016	December 31, 2015
Goodwill (1)	$120,693	$28,685

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development (1)	11,200	—

Finite lived intangibles
Developed technology (1)	$67,600	$40,100
Accumulated amortization	(1,989)	(690)
Developed technology, net	$65,611	$39,410

License	$100	$100
Accumulated amortization	(100)	(100)
License, net	$—	$—

Customer relationships (1)	$7,500	$—
Accumulated amortization	(313)	—
Customer relationships, net	$7,187	$—

Intangible assets (excluding goodwill), net	$86,706	$42,118
(1) Difference in the value between these dates is mainly due to acquisition of TriVascular. Refer to Note 12 of the condensed consolidated financial statements for further discussion.
Amortization expense for intangible assets for the three months ended June 30, 2016 and 2015 was $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2016 and 2015 amortization expense for intangible assets was $1.6 million and $0.8 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2016	$1,883
2017	4,978
2018	6,477
2019	7,674
2020	8,988
2021 & Thereafter	42,798
Total	$72,798

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at June 30, 2016 and December 31, 2015:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$10,507	$2	$(1)	10,508
Corporate bonds	2,510	—	(3)	2,507
Commercial paper	2,500	—	—	2,500
Government securities	25,973	10	—	25,983
Total	$41,490	$12	$(4)	$41,498

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$8,000	$—	$(20)	$7,980
Corporate bonds	40,824	1	(33)	40,792
Commercial paper	3,944	—	—	3,944
Total	$52,768	$1	$(53)	$52,716

At June 30, 2016, the Company’s investments included 3 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $4 thousand and a total fair market value of approximately $10.5 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 9 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three and six months ended June 30, 2016. All of the Company's investments of held-to-maturity securities will mature within less than 12 months with an average maturity of 4 months.

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2016
Cash and cash equivalents	$31,448	$—	$—	$31,448
Contingently issuable common stock	$—	$—	$14,800	$14,800
At December 31, 2015
Cash and cash equivalents	$124,553	$—	$—	$124,553
Contingently issuable common stock	$—	$—	$14,700	$14,700

There were no re-measurements to fair value during the six months ended June 30, 2016 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended June 30, 2016.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of our long-term debt was $244.2 million as of June 30, 2016 and $207.9 million as of December 31, 2015.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and six months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of goods sold	$259	$226	$532	$474
Operating expenses:
Research and development	434	258	797	486
Clinical and regulatory affairs	593	243	493	428
Marketing and sales	1,261	839	2,391	1,587
General and administrative	1,339	842	2,555	1,644
Total operating expenses	$3,627	$2,182	$6,236	$4,145
Total	$3,886	$2,408	$6,768	$4,619

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(66,837)	$(13,001)	$(114,507)	$(24,215)
Shares used in computing basic and diluted net loss per share	82,072	67,615	79,368	67,441
Basic and diluted net loss per share	$(0.81)	$(0.19)	$(1.44)	$(0.36)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common stock options	1,620	1,812	1,193	1,812
Restricted stock awards	135	139	131	137
Restricted stock units	438	269	299	257
Total	2,193	2,220	1,623	2,206
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Conversion of the Notes	14,767	3,588	14,767	3,588

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

As of June 30, 2016, the Company had outstanding borrowings of $75.9 million, and deferred financing costs of $1.7 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

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
As of June 30, 2016, the Company had outstanding borrowings of $100.8 million, and deferred financing costs of $2.6 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
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
For the three and six months June 30, 2016, the Company recorded $38.7 million and $43.8 million, respectively as a fair value adjustment of derivative liabilities. The primary factor causing the change in the fair value of the derivative liability was the increase in the Company's stock price from the close of TriVascular acquisition on February 3, 2016 to June 2, 2016. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The value of the derivative liabilities were estimated using a “with” and “without” approach utilizing observable and unobservable inputs causing this to be a Level 3 measurement. In the “with” scenario, the value of the Senior Notes were estimated in a binomial lattice model that considers all terms of the Senior Notes, including the conversion features, with a range of probabilities and assumptions related to the timing and likelihood of the conversion features being exercised by either the Company or the holders of the Senior Notes. In the “without” scenario the value of the Senior Notes absent the conversion options were estimated. The difference between the values estimated in the “with” and “without” scenarios represents the value of the derivative liabilities. Changes in the value of the derivative liabilities were driven by changes in the Company’s stock price, expected volatility, credit spreads, and market yields.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

On June 2, 2016, the Company amended their Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 135,000,000, which is currently at a level sufficient to alleviate the share deficiency. Accordingly, on June 2, 2016, the Company re-classed $68.6 million of the conversion features of the Senior Notes from derivative liabilities to additional paid-in capital.

Bank of America line of credit

On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company may borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility will become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allows for the issuance of up to $10.0 million in letters of credit. As of June 30, 2016, the Company had no letters of credit issued under the BOA credit facility. The BOA Credit Facility is collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility can be terminated at any time during the two year term by the Company upon three business days’ notice. The BOA Credit Facility usage is priced at a spread over the one, two, three and six month LIBOR rates, and is subject to a covenant related to timely providing publicly reported information, other indebtedness and a liquidity covenant tied to “Unencumbered Liquid Assets” ("ULA") of not less than $30.0 million. ULA means the following assets (excluding assets of any retirement plan): (a) cash and cash equivalents; (b) marketable securities invested in accordance with the Company’s investment policy and (c) marketable securities invested in accordance with any update to the Company’s investment policy so long as such update been approved by BOA in its reasonable discretion. Such assets must be (i) held in the United States at BOA and/or its affiliates, (ii) not the subject of any lien, pledge, security interest or other arrangement with any creditor (other than BOA or one of BOA’s affiliates) to have his claim satisfied out of the asset (or proceeds thereof) prior to the general creditors of the owner of the asset, (iii) held solely in the name of one or more credit parties subject to this covenant (with no other persons or entities having ownership rights therein), (iv) convertible to cash within five (5) days, and (v) not counted or included to satisfy any other liquidity requirement under any other obligation, whether with BOA or any other lender, unless otherwise expressly agreed by BOA in writing. The Company was in compliance with this covenant as of June 30, 2016.
If not in default, the Company has the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility. As of June 30, 2016, the Company had no borrowings under the BOA Credit Facility.

The Company terminated the BOA Credit Facility on July 29, 2016 concurrent with its entry into a credit and security agreement with MidCap Financial Trust ("MidCap").

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
United States	$36,283	71.2%	$28,776	72.9%	$66,151	70.9%	$53,910	70.8%

Europe	$10,230	20.1%	$7,888	20.0%	$19,025	20.4%	$15,134	19.9%
Latin America	2,408	4.7%	1,221	3.1%	3,674	3.9%	3,260	4.3%
Asia/Pacific	2,053	4.0%	1,594	4.0%	4,490	4.8%	3,845	5.0%
Total International	$14,691	28.8%	$10,703	27.1%	$27,189	29.1%	$22,239	29.2%

Revenue	$50,974	100.0%	$39,479	100.0%	$93,340	100.0%	$76,149	100.0%

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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of June 30, 2016:

Remainder of 2016	$1,877
2017	3,728
2018	2,637
2019	2,405
2020	2,502
2021 and thereafter	22,884
Total	$36,033

Facilities rent expense for the three months ended June 30, 2016 and 2015 was $0.9 million and $0.6 million, respectively. For the six months ended June 30, 2016 and 2015 facilities rent expense was $1.6 million and $1.2 million, respectively.
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
(d) Contract Termination

In the three and six months ended June 30, 2016, the Company sent notices of termination to certain of its distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $1.1 million and $2.7 million for the three and six months ended June 30, 2016, respectively. Such termination costs are included in contract termination and business acquisition expenses for the three and six months ended June 30, 2016.

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
As of June 30, 2016 the Company's stock price last closed at $12.46 per share. Thus, had the PMA Milestone been achieved on June 30, 2016 the Contingent Payment would have comprised 1.2 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $15.0 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2015	$14,700
Fair Value Adjustment of Contingent Payment for the six months ended June 30, 2016	100
June 30, 2016	$14,800

10. Income Tax Expense

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.4 million and $0.5 million for the three and six months ended June 30, 2016. The Company's ETR was (0.7)% and (0.5)% for the three and six months ended June 30, 2016. The Company's ETR for the three and six months ended June 30, 2016 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment and mark to market adjustment of derivative liabilities), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

11. Restructuring Charges

In the six months ended June 30, 2016, the Company recorded $8.1 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth. The Company expects to incur a total of $9.3 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of June 30, 2016. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the six months ended June 30, 2016:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

One-time Termination Benefits
Accrual balance as of December 31, 2015	$—
Restructuring charges	8,114
Utilization	(6,416)
Accrual balance as of June 30, 2016	$1,698

The accrual balance as of June 30, 2016 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Cash and cash equivalents	$24,012
Short-term investments	3,008
Accounts receivable	5,563
Inventories	17,808
Prepaid expenses and other current assets	1,895
Property and equipment	3,152
Intangible assets	46,200
Other assets	317
Accounts payable	(2,214)
Accrued liabilities and other	(6,175)
Notes payable	(61)
Net assets acquired	$93,505
Goodwill	$91,985
Total preliminary purchase consideration	$185,490

Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined in accordance with ASU 2015-16.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of TriVascular, such as broadening the product portfolio for the treatment of AAA and leveraging the combined company’s technology and commercial capabilities. The goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

Balance at January 1, 2016	28,685
Goodwill acquired from the Merger	91,985
Foreign currency translation adjustment	23
Balance at June 30, 2016	$120,693
During the quarter ended June 30, 2016, the Company revised the opening net assets acquired and goodwill by $26,996 thousand, which comprised of the following: an increase in inventories of $262 thousand; an increase in prepaid expenses and other current assets of $77 thousand; and an increase in accrued liabilities and other of $364 thousand as a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets by decreasing them $26,971 thousand as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. During the three months ended June 30, 2016, the Company recorded an adjustment to the amortization of intangible assets of $266 thousand, comprising of a $217 thousand and $49 thousand decrease within cost of goods sold and marketing and sales expense, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss, that would have been recorded during the three months ended March 31, 2016, if the adjustment to the intangible assets had been recognized as of the date of the Merger.
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
The fair value of property, plant and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification. Of the $46.2 million of acquired intangible assets, $7.5 million was assigned to customer relationships (10 year life), $27.5 million was assigned to developed technology (11 year life), and $11.2 million was assigned to in-process research and development.
Due to the fact that the TriVascular acquisition has just recently occurred in the current interim period, the magnitude of the transaction, and the significant information to be obtained and analyzed, some of which resides in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of June 30, 2016, the Company had not finalized the determination of fair values allocated to property, plant and equipment, identifiable intangible assets, inventory, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Pro forma net sales	$50,974	$49,211	$96,011	$93,907
Pro forma net loss from continuing operations	(63,054)	(28,794)	(112,085)	(57,417)
Pro forma basic and diluted net loss per share	$(0.77)	$(0.35)	$(1.37)	$(0.71)
Included in the Condensed Consolidated Statement of Operations and Comprehensive Loss are net sales from products acquired as part of the TriVascular merger of $11.4 million and $17.2 million for the three and six months ended June 30, 2016, respectively. Net losses included in the Condensed Consolidated Statement of Operations and Comprehensive Loss from the TriVascular operations for the three and six months ended June 30, 2016 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures in process during the six months ended June 30, 2016.

13. Subsequent Events

Japan Lifeline Co., Ltd. Credit Facility

On July 4, 2016, the Company entered into a loan agreement with Japan Lifeline Co., Ltd. (“JLL”), the Company’s Japanese distributor, pursuant to which, on July 11, 2016, the Company borrowed $6.0 million (the “JLL Credit Facility”). All amounts owing under the JLL Credit Facility accrued interest at a rate of 1.5% per annum and would become due and payable upon the earlier of (a) a business day within 30 days following the termination of the Company’s distribution agreement with JLL and (b) the end of the amended Initial Term (as defined in the Distribution Agreement) of the Distribution Agreement. The JLL Credit Facility is collateralized by all of the Company's assets, except its intellectual property. The Company terminated the JLL Credit Facility on July 29, 2016 concurrent with its entry into a credit and security agreement with MidCap.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

MidCap Credit Facility

On July 29, 2016, the Company entered into a credit and security agreement with MidCap, as agent for the lenders party thereto and as a lender, whereby the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base of asset-based revolving loans (the “MidCap Credit Facility”). All amounts owing under the MidCap Credit Facility shall accrue interest at a rate equal to the LIBOR Rate plus four and one tenth percent (4.10%). For purposes of the MidCap Credit Facility, LIBOR Rate means a per annum rate of interest equal to the greater of (a) one half of one percent (0.50%) and (b) the rate determined by MidCap by dividing (i) the Base LIBOR Rate, meaning the base London interbank offer rate for the applicable interest period, by (ii) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement then imposed under Regulation D of the Board of Governors of the Federal Reserve System for “Eurocurrency Liabilities” (as defined therein). The MidCap Credit Facility is secured by substantially all of the Company's assets, excluding its intellectual property. The MidCap Credit Facility is subject to customary affirmative and negative covenants for asset-based revolving credit facilities, including a minimum net revenue covenant. On July 29, 2016, the Company drew $20.0 million under the MidCap Credit Facility. The MidCap Credit Facility is scheduled to terminate on July 29, 2020.

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

When we refer to “we,” “our,” “us” or “Endologix” in this Quarterly Report on Form 10-Q, we mean Endologix, Inc., as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. Endologix®, AFX®, Nellix®, IntuiTrak® and Ovation® are registered trademarks of Endologix, Inc., and VELA™, ActiveSeal™, Duraply® and OvationiX™ and the respective product logos are trademarks of Endologix, Inc. Updates to our products, manufacturing and product developments as a result of the TriVascular acquisition are discussed below.

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

In April 2016, we announced achievement of CE Mark approval of the next-generation Nellix EVAS System. The first procedures with the new Nellix EVAS System were performed in New Zealand. The new Nellix EVAS system will be gradually introduced in Europe and other markets. We recently submitted our final premarket approval ("PMA") modules to the FDA. In July 2016, we completed our 100-day PMA meeting with FDA and remain confident in the approvability of Nellix. The FDA has requested additional information and also indicated that we might need to go to an Advisory Committee Panel given the novelty of EVAS compared to traditional EVAR. If we do not have to go to panel, we still believe it’s possible to receive PMA approval in the first quarter of 2017. If we do have to go to panel, we believe that pushes out the potential PMA approval into the third quarter of 2017. We are working very collaboratively with the FDA to provide the required information and remain confident in the PMA approval of Nellix EVAS System based upon the IDE clinical results, data from other international studies and our worldwide experience which now includes over 6,000 patients.
On December 10, 2010, we completed our acquisition of Nellix. Using the technology we acquired in the Nellix acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD IDE - Pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. The study is a prospective single arm registry which enrolled 179 patients at 29 centers in the U.S. and Europe. In November 2014, we completed enrollment in the EVAS FORWARD IDE and submitted the one year results to the FDA in March 2016. In May 2016, we announced the results of the one (1) year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and Treatment Success at one year (effectiveness). Enrollment in the Continued Access phase of the study is on-going.

•
EVAS FORWARD Global Registry - This study is designed to provide real world clinical results to demonstrate the effectiveness and broad applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013. The study utilizes an independent core lab and includes follow-up to five years. In September 2014, we announced completion of patient enrollment in the Nellix EVAS FORWARD global registry. In April 2016, we announced updated data on 300 patients with a mean follow-up of 20 months along with results from a sub-analysis of 72 patients with concomitant AAA and iliac artery aneurysms that could not have been treated within the indications for use in traditional EVAR devices.

•
ASCEND Registry - In April 2016, we announced the first data presentation with one-year outcomes from the ASCEND Registry (Aneurysm Study for Complex AAA: Evaluation of Nellix Durability), a physician-initiated registry of the Nellix EVAS System used with aortic branch stent grafts for the treatment of patients with complex AAAs.

•
IRENE - In June 2016, we announced positive clinical data from the Italian Research Nellix Endoprosthesis (“IRENE”) study, which is a retrospective, multicenter study designed to evaluate the Nellix EVAS System in infrarenal AAAs.

AFX

In December 2015, we announced that the AFX® Endovascular AAA System for the treatment of abdominal aortic aneurysms has received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (MHLW).

In February 2016, we announced the completion of the first U.S. commercial implant of the Company's AFX®2 Bifurcated Endograft System (“AFX2”). AFX2 reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates percutaneous endovascular aneurysm repair, or PEVAR, by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together Endologix's ActiveSeal™ technology, DuraPly™ ePTFE graft material and VELA™ Proximal Endograft, into an integrated new EVAR system.

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

Ovation

In October 2014, TriVascular initiated the LIFE Study, which we expect will illustrate the potential advantages of a fast tract protocol including PEVAR, local anesthesia, no time in ICU and a one night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study.

In early 2015, TriVascular initiated the LUCY Study which will evaluate the clinical benefits associated with EVAR using the Ovation System in patients with challenging anatomies including small access vessels. Over 140 of the planned 225 patients have been enrolled.

In February 2015, the FDA approved the next generation Ovation iX™ Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation iX™ Abdominal Stent Graft System. In September 2015, the first patients were treated with the Ovation iX Abdominal Stent Graft System in Europe, and in August 2015, TriVascular initiated the launch of the Ovation iX System in the United States.

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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in any of our critical accounting policies and estimates during the three months ended June 30, 2016.

Results of Operations
Operations Overview - Three and Six Months Ended June 30, 2016 versus 2015
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenue	$50,974	100.0%	$39,479	100.0%	$93,340	100.0%	$76,149	100.0%
Cost of goods sold	21,515	42.2%	15,347	38.9%	35,940	38.5%	25,111	33.0%
Gross profit	29,459	57.8%	24,132	61.1%	57,400	61.5%	51,038	67.0%
Operating expenses:
Research and development	7,714	15.1%	5,993	15.2%	15,559	16.7%	12,224	16.1%
Clinical and regulatory affairs	4,022	7.9%	3,597	9.1%	7,905	8.5%	7,047	9.3%
Marketing and sales	28,824	56.5%	19,842	50.3%	56,742	60.8%	39,441	51.8%
General and administrative	10,210	20.0%	6,850	17.4%	20,156	21.6%	14,139	18.6%
Restructuring costs	790	1.5%	—	—%	8,114	8.7%	—	—%
Settlement costs	—	—%	—	—%	4,650	5.0%	—	—%
Contract termination and business acquisition expenses	1,127	2.2%	—	—%	5,905	6.3%	—	—%
Total operating expenses	52,687	103.4%	36,282	91.9%	119,031	127.5%	72,851	95.7%
Loss from operations	(23,228)	(45.6)%	(12,150)	(30.8)%	(61,631)	(66.0)%	(21,813)	(28.6)%
Total other income (expense)	(43,166)	(84.7)%	(790)	(2.0)%	(52,330)	(56.1)%	(2,249)	(3.0)%
Net loss before income tax expense	(66,394)	(130.3)%	(12,940)	(32.8)%	(113,961)	(122.1)%	(24,062)	(31.6)%
Income tax expense	(443)	(0.9)%	(61)	(0.2)%	(546)	(0.6)%	(153)	(0.2)%
Net loss	$(66,837)	(131.1)%	$(13,001)	(32.9)%	$(114,507)	(122.7)%	$(24,215)	(31.8)%

Comparison of the Three Months Ended June 30, 2016 versus 2015
Revenue

	Three Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Revenue	$50,974	$39,479	$11,495	29.1%

US Sales. Net sales totaled $36.3 million in the three months ended June 30, 2016, a 26.1% increase from $28.8 million in three months ended June 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger. This increase was partially offset by expected sales force disruption.
International Sales. Net sales of products in our international regions totaled $14.7 million in the three months ended June 30, 2016, a 37.3% increase from $10.7 million in the three months ended June 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger. The launch of the new generation of Nellix in Europe was also a key driver to growth.
Net sales contributed from products acquired as part of the TriVascular merger totaled $11.4 million in the three months ended June 30, 2016.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Cost of goods sold	$21,515	$15,347	$6,168	40.2%
Gross profit	29,459	24,132	5,327	22.1%
Gross margin percentage (gross profit as a percent of revenue)	57.8%	61.1%

Gross margin for the three months ended June 30, 2016 decreased to 57.8% from 61.1% for the three months ended June 30, 2015. The increase in cost of goods sold, and corresponding decrease to the gross margin percentage, is largely due to the impact of purchase price accounting for inventory and intangible assets acquired in the TriVascular merger. In the second quarter of 2016, we continued to see a benefit of strong average selling prices (“ASP’s”) for both AFX and Ovation as well as a favorable geographic mix.
Operating Expenses

	Three Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Research and development	$7,714	$5,993	$1,721	28.7%
Clinical and regulatory affairs	4,022	3,597	425	11.8%
Marketing and sales	28,824	19,842	8,982	45.3%
General and administrative	10,210	6,850	3,360	49.1%
Restructuring costs	790	—	790	100.0%
Contract termination and business acquisition expenses	1,127	—	1,127	100.0%
Research and Development. The $1.7 million increase in research and development expenses was attributable to increased product development investments related to Ovation.
Clinical and Regulatory Affairs. The $0.4 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and patient and outside services costs to support ongoing clinical activities, such as LUCY, EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $9.0 million increase in marketing and sales expenses for the three months ended June 30, 2016, as compared to the prior year period, was driven by the integration of the TriVascular sales and marketing organization.
General and Administrative. The $3.4 million increase in general and administrative expenses is primarily attributable to an increase in headcount related to the TriVascular merger, higher professional fees and stock-based compensation.
Restructuring Costs. The $0.8 million increase in restructuring costs for the three months ended June 30, 2016, as compared to the prior year period is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.
Contract Termination and Business Acquisition Expenses. The $1.1 million increase in contract termination and business acquisition expenses for the three months ended June 30, 2016, as compared to the prior year period, was primarily related to termination of some of our international distributors.

Other income (expense), net

	Three Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(43,166)	$(790)	$(42,376)	>100%

Other Income (Expense), Net. Other expense for the three months ended June 30, 2016 consists mainly of interest expense of $3.8 million associated with our convertible notes and the change in fair value of derivative of $38.7 million. The primary factor causing the change in the fair value of the derivative liability was the increase in the Company's stock price from March 31, 2016 to June 2, 2016. Other expense for the three months ended June 30, 2015 includes interest expense associated with our convertible note of $1.5 million, foreign currency gains of $0.8 million and a non-cash expense of $0.1 million which reflects an increase in the fair value of the Nellix Contingent consideration.
Provision for Income Taxes

	Three Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Income tax expense	$(443)	$(61)	$(382)	>100%
Our income tax expense was $443 thousand and our effective tax rate was (0.7)% for the three months ended June 30, 2016 due to our tax positions in various jurisdictions. The change in expense for the three months ending June 30, 2016 versus the three months ending June 30, 2015 is primarily due to discrete events in our foreign jurisdictions including return to provision adjustments. During the three months ended June 30, 2016 and 2015, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Six Months Ended June 30, 2016 versus 2015
Revenue

	Six Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Revenue	$93,340	$76,149	$17,191	22.6%

US Sales. Net sales totaled $66.1 million in the six months ended June 30, 2016, a 22.7% increase from $53.9 million in the six months ended June 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger. This increase was partially offset by expected sales force disruption.
International Sales. Net sales of products in our international regions totaled $27.2 million in the six months ended June 30, 2016, a 22.3% increase from $22.2 million in the six months ended June 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger. As expected, we saw disruption related to the merger, specifically in the indirect channel as well as some destocking of the original design of Nellix as distributors prepare for the launch of the new generation of Nellix. In the six months ended June 30, 2016, we are seeing the favorable impact of the European launch of the new generation of Nellix. Our international sales for the six months ended June 30, 2016 included an unfavorable foreign currency impact of approximately $0.2 million when compared to the net sales for six months ended June 30, 2015, which had a 1 percentage point unfavorable impact on the growth rate representing constant currency growth of 23%.
Net sales contributed from products acquired as part of the TriVascular merger totaled $17.2 million in the six months ended June 30, 2016.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Cost of goods sold	$35,940	$25,111	$10,829	43.1%
Gross profit	57,400	51,038	6,362	12.5%
Gross margin percentage (gross profit as a percent of revenue)	61.5%	67.0%

Gross margin for the six months ended June 30, 2016 decreased to 61.5% from 67.0% for the six months ended June 30, 2015. The increase in cost of goods sold, and corresponding decrease to the gross margin percentage, is largely due to the impact of purchase price accounting for inventory and intangible assets acquired in the TriVascular merger. We also are seeing a benefit of strong ASP’s for both AFX and Ovation as well as a favorable geographic mix.

Operating Expenses

	Six Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Research and development	$15,559	$12,224	$3,335	27.3%
Clinical and regulatory affairs	7,905	7,047	858	12.2%
Marketing and sales	56,742	39,441	17,301	43.9%
General and administrative	20,156	14,139	6,017	42.6%
Restructuring costs	8,114	—	8,114	100.0%
Settlement costs	4,650	—	4,650	100.0%
Contract termination and business acquisition expenses	5,905	—	5,905	100.0%
Research and Development. The $3.3 million increase in research and development expenses was attributable to increased product development investments related to Ovation.
Clinical and Regulatory Affairs. The $0.9 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and patient and outside services costs to support ongoing clinical activities, such as LUCY, EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $17.3 million increase in marketing and sales expenses for the six months ended June 30, 2016, as compared to the prior year period, was driven by the integration of the TriVascular sales and marketing organization.
General and Administrative. The $6.0 million increase in general and administrative expenses is primarily attributable to an increase in headcount related to the TriVascular merger, higher professional fees and stock-based compensation.
Restructuring Costs. The $8.1 million increase in restructuring costs for the six months ended June 30, 2016, as compared to the prior year period is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.
Settlement Costs. The $4.7 million increase in settlement costs for the six months ended June 30, 2016, as compared to the prior year period, is a result of the LifePort settlement.
Contract Termination and Business Acquisition Expenses. The $5.9 million increase in contract termination and business acquisition expenses for the six months ended June 30, 2016, as compared to the prior year period, was primarily related to termination of some of our international distributors as well as transaction related expenses associated with the TriVascular merger.

Other income (expense), net

	Six Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(52,330)	$(2,249)	(50,081)	>100%

Other Income (Expense), Net. Other expense for the six months ended June 30, 2016 consists mainly of interest expense of $7.6 million associated with our convertible notes and the change in fair value of derivative of $43.8 million, foreign currency loss of $0.8 million and a non-cash expense of $0.1 million which reflects an increase in the fair value of the Nellix Contingent consideration. Other expense for the six months ended June 30, 2015 includes interest expense associated with our convertible note of $3.0 million, foreign currency gains of $0.7 million and a non-cash expense of $0.2 million which reflects an increase in the fair value of the Nellix Contingent consideration.
Provision for Income Taxes

	Six Months Ended June 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Income tax expense	$(546)	$(153)	$(393)	>(100%)
Our income tax expense was $546 thousand and our effective tax rate was (0.5)% for the six months ended June 30, 2016 due to our tax positions in various jurisdictions. The change in expense for the six months ending June 30, 2016 versus the six months ending June 30, 2015 is primarily due to discrete events in our foreign jurisdictions including return to provision adjustments. During the six months ended June 30, 2016 and 2015, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2016, December 31, 2015, and June 30, 2015:

	June 30, 2016	December 31, 2015	June 30, 2015
	(in thousands, except financial metrics data)
Cash and cash equivalents	$31,448	$124,553	$36,269
Marketable securities	$41,490	$52,768	$34,257
Accounts receivable, net	$36,057	$28,531	$29,138
Total current assets	$155,253	$236,412	$132,965
Total current liabilities	$59,005	$50,855	$28,208
Working capital surplus (a)	$96,248	$185,557	$104,757
Current ratio (b)	2.6	4.6	4.7
Days sales outstanding ("DSO") (c)	64	67	67
Inventory turnover (d)	2.0	1.8	1.9
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

Operating Activities
Cash used in operating activities was $49.0 million for the six months ended June 30, 2016 as compared to cash used in operating activities of $16.4 million in the prior year period. The increase in cash usage was primarily due to (i) funding the increased net loss of $114.5 million which included transaction related expenses of $14.0 million and legal settlement of $4.7 million (ii) an increase in accounts receivable and other receivables of $2.4 million and (iii) a decrease in accounts payable of $5.8 million. These increases in cash usage were partially offset by non-cash change in fair value of derivative liabilities of $43.8 million, stock-based compensation of $6.8 million, depreciation and amortization of $4.2 million, non-cash accretion of interest and amortization of deferred financing cost on convertible note of $4.6 million, an increase in accrued expenses and other liabilities of $1.9 million, an increase in accrued payroll of $6.9 million, a decrease in inventories of $3.6 million, and a decrease in prepaid expenses and other current assets of $1.1 million. Cash used in operating activities for the six months ended June 30, 2015 was $16.4 million and consisted of (i) funding the net loss of $24.2 million (ii) an increase in accounts receivable and other receivables of $3.2 million and (iii) a decrease in accrued payroll of $1.7 million. These increases in cash usage were partially offset by non-cash stock-based compensation of $4.6 million, depreciation and amortization of $2.9 million, an increase in accounts payable of $2.7 million and non-cash accretion of interest & amortization of deferred financing costs on convertible notes of $2.0 million.
During the six months ended June 30, 2016 and 2015, our cash collections from customers totaled $92.1 million and $73.9 million, respectively, representing 98.6% and 97.0% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2016 was $47.6 million, as compared to cash provided by investing activities of $22.4 million in the prior year period. For the six months ended June 30, 2016, cash used in investing activities consisted of $60.6 million used for the acquisition of TriVascular, $5.0 million used to purchase marketable securities and $1.3 million used for machinery and equipment purchases. This is offset by proceeds from the maturities of marketable securities of $19.4 million. For the six months ended June 30, 2015, cash provided by investing was $22.4 million and consisted of $62.7 million in maturities of marketable securities; offset by $37.1 million used to purchase marketable debt securities, and $3.1 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $3.5 million for the six months ended June 30, 2016, as compared to cash provided by financing activities of $4.0 million in the prior year period. For the six months ended June 30, 2016, cash provided by financing activities consisted of $3.6 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, offset by $0.1 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period. For the six months ended June 30, 2015, cash provided by financing activities consisted of proceeds of $4.3 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, offset by $0.3 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of June 30, 2016, these subsidiaries and branches held an aggregate of $10.5 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and must repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of June 30, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter
Long-term debt obligations	$211,250	$—	$—	$86,250	$—	$125,000	$—
Interest on debt obligations	23,134	3,002	6,003	6,003	4,063	4,063	—
Operating lease obligations	36,033	1,877	3,728	2,637	2,405	2,502	22,884
Total	$270,417	$4,879	$9,731	$94,890	$6,468	$131,565	$22,884
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

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $51 thousand increase in the fair value of our investments as of June 30, 2016. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are exposed to market risk for changes in interest rates on the BOA Credit Facility. All outstanding amounts under the BOA Credit Facility bear interest at a variable rate equal to LIBOR, plus 2.50%, which is payable on a monthly basis. As of June 30, 2016, we had no amounts outstanding under the BOA Credit Facility. If we draw down the BOA Credit Facility, we may be exposed to market risk due to changes in the rate at which interest accrues.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.5 million and $0.8 million of losses during the three and six months ended June 30, 2016, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

Market Price Sensitive Instruments. In connection with our merger with TriVascular Technologies, Inc. (“TriVascular”) in February 2016, we issued 13.6 million shares of our common stock as consideration to the former stockholders of TriVascular. As a result of our issuance of such shares in the merger, the quantity of authorized common shares available for future issuance at that time was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments include the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the prior Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required us, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 we re-classed $24.8 million of the equity component of the Senior Notes to derivative liabilities which will be marked to market each period.  For the six months ended June 30, 2016, we recorded $43.8 million as a fair value adjustment of derivative liabilities primarily based on our stock price increasing from $7.42 to $13.06 from the date of reclassification. The value of the derivative liability and our earnings was subject to market price risk until we increased the number of our authorized common shares to alleviate the deficiency. In June 2016, upon the approval of our stockholders, we amended our certificate of incorporation to increase the number of our authorized common shares eliminating the authorized share deficiency.

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
Following the completion of our merger with TriVascular on February 3, 2016, we have implemented internal controls over financial reporting to include consolidation of TriVascular, as well as acquisition-related accounting and disclosures. Our merger with TriVascular represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2015. TriVascular utilizes separate information and accounting systems and processes. Our management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to TriVascular.

There have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS.

Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for discussion of legal proceedings.

Item 6.	EXHIBIT INDEX.
The following exhibits are filed or furnished herewith:

Exhibit 3.1		Amended and Restated Certificate of Incorporation, as amended.

Exhibit 10.1		2015 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Endologix, Inc.’s Current Report on Form 8-K filed with the Commission on June 7, 2016).

Exhibit 10.2
Amended and Restated 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to Endologix, Inc.’s Current Report on Form 8-K filed with the Commission on June 7, 2016).

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

ENDOLOGIX, INC.

Date:	August 5, 2016	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 5, 2016	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)