Form 10-Q
period 2016-09-30
ENDOLOGIX INC /DE/
filed 2016-11-08
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 3, 2016, there were 82,691,080 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$22,022	$124,553
Restricted cash	2,001	—
Marketable securities	38,974	52,768
Accounts receivable, net allowance for doubtful accounts of $639 and $226, respectively.	37,356	28,531
Other receivables	659	375
Inventories	43,387	27,860
Prepaid expenses and other current assets	4,064	2,325
Total current assets	$148,463	$236,412
Property and equipment, net	24,159	23,355
Goodwill	120,917	28,685
Intangibles, net	85,735	42,118
Deposits and other assets	1,391	480
Total assets	$380,665	$331,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,970	$17,549
Accrued payroll	20,698	13,030
Accrued expenses and other current liabilities	11,619	5,576
Contingently issuable common stock	14,800	14,700
Total current liabilities	$60,087	$50,855
Deferred income taxes	879	879
Deferred rent	7,975	8,051
Other liabilities	3,839	210
Convertible notes	174,734	167,748
Total liabilities	$247,514	$227,743
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 shares authorized. 82,656,358 and 68,235,179 shares issued, respectively. 82,444,119 and 68,034,386 shares outstanding, respectively.	83	68
Treasury stock, at cost, 212,239 and 200,793 shares, respectively.	(2,942)	(2,809)
Additional paid-in capital	563,109	404,462
Accumulated deficit	(428,676)	(298,924)
Accumulated other comprehensive income	1,577	510
Total stockholders’ equity	$133,151	$103,307
Total liabilities and stockholders’ equity	$380,665	$331,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$52,122	$38,231	$145,462	$114,380
Cost of goods sold	15,191	11,195	51,131	36,306
Gross profit	36,931	27,036	94,331	78,074
Operating expenses:
Research and development	8,236	5,459	23,796	17,683
Clinical and regulatory affairs	3,759	3,956	11,664	11,003
Marketing and sales	26,007	19,662	82,749	59,103
General and administrative	9,714	7,293	29,869	21,432
Restructuring costs	498	—	8,612	—
Settlement costs	—	—	4,650	—
Contract termination and business acquisition expenses	(49)	—	5,856	—
Total operating expenses	48,165	36,370	167,196	109,221
Loss from operations	(11,234)	(9,334)	(72,865)	(31,147)
Other income (expense):
Interest income	58	34	168	116
Interest expense	(4,084)	(1,506)	(11,681)	(4,460)
Other income (expense), net	189	(89)	(723)	735
Change in fair value of contingent consideration related to acquisition	—	—	(100)	(200)
Change in fair value of derivative liabilities	—	—	(43,831)	—
Total other income (expense)	(3,837)	(1,561)	(56,167)	(3,809)
Net loss before income tax expense	(15,071)	(10,895)	(129,032)	(34,956)
Income tax expense	(174)	(22)	(720)	(175)
Net loss	$(15,245)	$(10,917)	$(129,752)	$(35,131)
Other comprehensive income (loss) foreign currency translation	153	463	1,067	(1,207)
Comprehensive loss	$(15,092)	$(10,454)	$(128,685)	$(36,338)

Basic and diluted net loss per share	$(0.18)	$(0.16)	$(1.61)	$(0.52)
Shares used in computing basic and diluted net loss per share	82,446	67,810	80,402	67,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(129,752)	$(35,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	383	109
Depreciation and amortization	6,566	4,561
Stock-based compensation	9,641	7,169
Change in fair value of derivative liabilities	43,831	—
Change in fair value of contingent consideration related to acquisition	100	200
Accretion of interest & amortization of deferred financing costs on convertible notes	7,037	2,999
Non-cash foreign exchange loss (gain)	838	(593)
Changes in operating assets and liabilities:
Restricted cash	(2,001)	—
Accounts receivable and other receivables	(3,883)	(1,452)
Inventories	2,083	(1,889)
Prepaid expenses and other current assets	535	148
Accounts payable	(6,607)	4,730
Accrued payroll	7,660	633
Accrued expenses and other liabilities	3,498	182
Net cash used in operating activities	$(60,071)	$(18,334)
Cash flows from investing activities:
Purchases of marketable securities	(20,976)	(52,420)
Maturities of marketable securities	37,850	79,340
Purchases of property and equipment	(2,051)	(3,572)
Acquisition of business, net of cash acquired of $24,012	(60,622)	—
Net cash (used in) provided by investing activities	$(45,799)	$23,348
Cash flows from financing activities:
Deferred financing costs	(917)	—
Proceeds from sale of common stock under employee stock purchase plan	2,520	2,787
Proceeds from exercise of stock options	1,777	1,631
Minimum tax withholding paid on behalf of employees for restricted stock units	(134)	(291)
Net cash provided by financing activities	$3,246	$4,127
Effect of exchange rate changes on cash and cash equivalents	93	(535)
Net (decrease) increase in cash and cash equivalents	$(102,531)	$8,606
Cash and cash equivalents, beginning of period	124,553	26,798
Cash and cash equivalents, end of period	$22,022	$35,404
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,088	$976
Cash paid for income taxes	$214	$162
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$—	$46
Acquisition of property and equipment included in accounts payable	$64	$43
Fair value of common stock issued for business acquisition	$100,812	$—
Fair value of warrants issued for business acquisition	$44	$—
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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and nine months ended September 30, 2016 and 2015, there were no related party transactions.

The interim financial data as of September 30, 2016 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and nine months ended September 30, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The interim financial data includes the results of TriVascular Technologies, Inc., beginning on February 3, 2016, the date of the acquisition.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB agreed to a one-year deferral of the revenue recognition standard's effective date for all entities. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Early application is permitted, but not before the original effective date, which would have been January 1, 2017 for the Company. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has begun its analysis of adopting the standard and evaluating the impact the standard will have on its financial reporting but has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU was effective for the Company on January 1, 2016. The Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" during the first quarter of 2016, utilizing retrospective application as permitted. As a result, the Company reclassified debt issuance costs from other assets to reduce the convertible notes as of December 31, 2015 and as of September 30, 2016. In conjunction with the Company’s adoption of ASU 2015-03, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, the Company classified debt issuance costs related to a line-of-credit arrangement as other assets.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance also requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this standard and has applied it to provisional amounts related to the TriVascular acquisition.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

On October 24, 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to immediately recognize the tax consequences of intercompany transfer other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is assessing the impact this guidance will have on its consolidated financial statements.
(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three and nine months ended September 30, 2016, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2016.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
Production equipment, molds, and office furniture	$14,732	$13,603
Computer hardware and software	7,392	6,380
Leasehold improvements	15,495	14,345
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	1,380	510
Property and equipment, at cost	$38,999	$34,838
Accumulated depreciation	(14,840)	(11,483)
Property and equipment, net	$24,159	$23,355

Depreciation expense for property and equipment for the three months ended September 30, 2016 and 2015 was $1.3 million and $1.2 million, respectively. For the nine months ended September 30, 2016 and 2015 depreciation expense for property and equipment was $3.9 million and $3.4 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(b) Inventories

Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$11,721	$7,701
Work-in-process	10,473	4,355
Finished goods	21,193	15,804
Total Inventories	$43,387	$27,860

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	September 30, 2016	December 31, 2015
Goodwill (1)	$120,917	$28,685

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development (1)	11,200	—

Finite lived intangibles
Developed technology (1)	$67,600	$40,100
Accumulated amortization	(2,773)	(690)
Developed technology, net	$64,827	$39,410

License	$100	$100
Accumulated amortization	(100)	(100)
License, net	$—	$—

Customer relationships (1)	$7,500	$—
Accumulated amortization	(500)	—
Customer relationships, net	$7,000	$—

Intangible assets (excluding goodwill), net	$85,735	$42,118
(1) Difference in the value between these dates is mainly due to acquisition of TriVascular. Refer to Note 12 of the condensed consolidated financial statements for further discussion.
Amortization expense for intangible assets for the three months ended September 30, 2016 and 2015 was $1.0 million and $0.4 million, respectively. For the nine months ended September 30, 2016 and 2015 amortization expense for intangible assets was $2.6 million and $1.2 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2016	$951
2017	4,023
2018	5,255
2019	6,801
2020	8,044
2021 & Thereafter	46,753
Total	$71,827

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$10,484	$5	$—	$10,489
Corporate bonds	10,521	—	(17)	10,504
Commercial paper	3,977	—	—	3,977
Government securities	13,992	5	—	13,997
Total	$38,974	$10	$(17)	$38,967

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$8,000	$—	$(20)	$7,980
Corporate bonds	40,824	1	(33)	40,792
Commercial paper	3,944	—	—	3,944
Total	$52,768	$1	$(53)	$52,716

At September 30, 2016, the Company’s investments included 5 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $17 thousand and a total fair market value of approximately $10.5 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 2 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three and nine months ended September 30, 2016. All of the Company's investments of held-to-maturity securities will mature within less than 12 months with an average maturity of 5 months.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2016
Cash and cash equivalents	$22,022	$—	$—	$22,022
Restricted cash	$2,001	$—	$—	$2,001
Contingently issuable common stock	$—	$—	$14,800	$14,800
At December 31, 2015
Cash and cash equivalents	$124,553	$—	$—	$124,553
Contingently issuable common stock	$—	$—	$14,700	$14,700

There were no re-measurements to fair value during the nine months ended September 30, 2016 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2016.

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of our long-term debt was $249.1 million as of September 30, 2016 and $207.9 million as of December 31, 2015.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended		September Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$200	$257	$730	$731
Operating expenses:
Research and development	389	252	1,187	737
Clinical and regulatory affairs	290	321	782	749
Marketing and sales	1,004	888	3,395	2,476
General and administrative	992	832	3,547	2,476
Total operating expenses	$2,675	$2,293	$8,911	$6,438
Total	$2,875	$2,550	$9,641	$7,169

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(15,245)	$(10,917)	$(129,752)	$(35,131)
Shares used in computing basic and diluted net loss per share	82,446	67,810	80,402	67,568
Basic and diluted net loss per share	$(0.18)	$(0.16)	$(1.61)	$(0.52)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Common stock options	2,006	1,600	1,384	1,739
Restricted stock awards	138	135	133	133
Restricted stock units	465	207	358	247
Total	2,609	1,942	1,875	2,119
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

As of September 30, 2016, the Company had outstanding borrowings of $76.8 million, and deferred financing costs of $1.5 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

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
As of September 30, 2016, the Company had outstanding borrowings of $101.9 million, and deferred financing costs of $2.5 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
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
For the three and nine months ended September 30, 2016, the Company recorded $0.0 million and $43.8 million, respectively as a fair value adjustment of derivative liabilities. The primary factor causing the change in the fair value of the derivative liability was during the period February 3, 2016 through June 2, 2016 when the Company's stock price increased. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

Bank of America line of credit

On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company could borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility would become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allowed for the issuance of up to $10.0 million in letters of credit. The BOA Credit Facility was collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility could be terminated at any time during the two year term by the Company upon three business days’ notice. The BOA Credit Facility usage was priced at a spread over the one, two, three and six month LIBOR rates, and was subject to a covenant related to timely providing publicly reported information and a liquidity covenant tied to “Unencumbered Liquid Assets” ("ULA") of not less than $30.0 million. If not in default, the Company had the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility.
The Company terminated the BOA Credit Facility on July 29, 2016 concurrent with its entry into a credit and security agreement with MidCap.

Japan Lifeline Co., Ltd. Credit Facility

On July 4, 2016, the Company entered into a loan agreement with Japan Lifeline Co., Ltd. (“JLL”), the Company’s Japanese distributor, pursuant to which, on July 11, 2016, the Company borrowed $6.0 million (the “JLL Credit Facility”). All amounts owing under the JLL Credit Facility accrued interest at a rate of 1.5% per annum and would become due and payable upon the earlier of (a) a business day within 30 days following the termination of the Company’s distribution agreement with JLL and (b) the end of the amended Initial Term (as defined in the Distribution Agreement) of the Distribution Agreement. The JLL Credit Facility was collateralized by all of the Company's assets, except its intellectual property. The Company terminated the JLL Credit Facility on July 29, 2016 concurrent with its entry into a credit and security agreement with MidCap and repaid all amounts previously borrowed and unpaid.

MidCap Credit Facility

On July 29, 2016, the Company entered into a credit and security agreement with MidCap Financial Trust ("MidCap"), as agent for the lenders party thereto and as a lender, whereby the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base of asset-based revolving loans (the “MidCap Credit Facility”). All amounts owing under the MidCap Credit Facility shall accrue interest at a rate equal to the LIBOR Rate plus four and one tenth percent (4.10%). For purposes of the MidCap Credit Facility, LIBOR Rate means a per annum rate of interest equal to the greater of (a) one half of one percent (0.50%) and (b) the rate determined by MidCap by dividing (i) the Base LIBOR Rate, meaning the base London interbank offer rate for the applicable interest period, by (ii) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement then imposed under Regulation D of the Board of Governors of the Federal Reserve System for “Eurocurrency Liabilities” (as defined therein). At September 30, 2016, the interest rate was 4.6%. The Company is subject to other fees in addition to interest on outstanding borrowings (“Other Fees”) related to the MidCap Credit Facility. A balance minimum of the lesser of $10.0 million and average borrowing base during the immediately preceding month (“Minimum Balance”) is used in calculating Other Fees as described hereto. The Unused Line Fee is based on the difference between the preceding month’s average outstanding borrowings and the Minimum Balance, multiplied by 0.50% per annum. Additionally, a Minimum Balance Fee is assessed on the positive difference between the Minimum Balance and the preceding month’s average outstanding borrowings, multiplied by the highest, per annum, prevailing interest rate during the month per the MidCap Credit Facility agreement. Lastly, a Collateral Management Fee is assessed on the greater of the preceding month’s average outstanding borrowings or the Minimum Balance, multiplied by 0.50% per annum.

Deferred financing costs directly related to the MidCap Credit Facility such as legal, origination, and professional services fees totaled $0.9 million. In conjunction with the Company’s adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” during the first quarter of 2016, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, $0.9 million attributable to the MidCap Credit Facility was recorded as deferred financing costs in other assets, to be subsequently amortized

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

as interest expense over the term of the MidCap Credit Facility. The MidCap Credit Facility also contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account in favor of the MidCap Credit Facility; Company cash receipts remitted to the lockbox bank account are swept on a regular basis to reduce outstanding borrowings related to the MidCap Credit Facility.

As of September 30, 2016, the Company had $0 in outstanding borrowings and $0.9 million in deferred financing costs related to the MidCap Credit Facility.

The MidCap Credit Facility includes a subjective acceleration clause that would prompt outstanding borrowings under the credit facility to become immediately due and payable, together with accrued interest and Other Fees. A material adverse change in the Company’s business condition, any default in performance or compliance of the terms set in the MidCap Credit Facility, or the inability to repay the outstanding borrowings based on MidCap’s discretion, can trigger the subjective acceleration clause.

The MidCap Credit Facility is secured by substantially all of the Company's assets, excluding its intellectual property (“Collateral”), and places customary limitations on indebtedness, liens, distributions, acquisitions, investments, and other activities of the Company in a manner designed to protect the Collateral. The Company could be materially affected if it violates any covenants, as MidCap could declare all outstanding borrowing related to the MidCap Credit Facility, together with accrued interest and Other Fees, to be immediately due and payable. The MidCap Credit Facility is also subject to customary affirmative and negative covenants for asset-based revolving credit facilities, including a minimum net revenue covenant. As of September 30, 2016, the Company was in compliance with all financial covenants. The MidCap Credit Facility is scheduled to terminate on July 29, 2020.

In conjunction with the Company’s termination of the BOA Credit Facility and concurrent entry into a credit and security agreement with Midcap in July 2016, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Condensed Consolidated Balance Sheet.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
United States	$36,305	69.7%	$26,915	70.4%	$102,457	70.4%	$80,825	70.7%
Total International	15,817	30.3%	11,316	29.6%	43,005	29.6%	33,555	29.3%
Revenue	$52,122	100.0%	$38,231	100.0%	$145,462	100.0%	$114,380	100.0%

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of September 30, 2016:

Remainder of 2016	$949
2017	3,747
2018	2,637
2019	2,405
2020	2,504
2021 and thereafter	22,884
Total	$35,126

Facilities rent expense for the three months ended September 30, 2016 and 2015 was $0.9 million and $0.6 million, respectively. For the nine months ended September 30, 2016 and 2015 facilities rent expense was $2.5 million and $1.8 million, respectively.
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
(d) Contract Termination

In the three and nine months ended September 30, 2016, the Company sent notices of termination to certain of its distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $0 and $2.6 million for the three and nine months

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

ended September 30, 2016, respectively. Such termination costs are included in contract termination and business acquisition expenses for the three and nine months ended September 30, 2016.

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
As of September 30, 2016 the Company's stock price last closed at $12.80 per share. Thus, had the PMA Milestone been achieved on September 30, 2016 the Contingent Payment would have comprised 1.2 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $15.7 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2015	$14,700
Fair Value Adjustment of Contingent Payment for the nine months ended September 30, 2016	100
September 30, 2016	$14,800

10. Income Tax Expense

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016. The Company's ETR was (1.2)% and (0.6)% for the three and nine months ended September 30, 2016. The Company's ETR for the three and nine months ended September 30, 2016 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment and mark to market adjustment of derivative liabilities), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

11. Restructuring Charges

In the nine months ended September 30, 2016, the Company recorded $8.6 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth. The Company expects to incur a total of $9.0 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of September 30, 2016. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the nine months ended September 30, 2016:

One-time Termination Benefits
Accrual balance as of December 31, 2015	$—
Restructuring charges	8,612
Utilization	(7,377)
Accrual balance as of September 30, 2016	$1,235

The accrual balance as of September 30, 2016 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Cash and cash equivalents	$24,012
Short-term investments	3,008
Accounts receivable	5,593
Inventories	17,765
Prepaid expenses and other current assets	1,895
Property and equipment	3,152
Intangible assets	46,200
Other assets	317
Accounts payable	(2,214)
Accrued liabilities and other	(6,367)
Notes payable	(61)
Net assets acquired	$93,300
Goodwill	$92,190
Total preliminary purchase consideration	$185,490

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of TriVascular, such as broadening the product portfolio for the treatment of AAA and leveraging the combined company’s technology and commercial capabilities. The goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

Balance at January 1, 2016	28,685
Goodwill acquired from the Merger	92,190
Foreign currency translation adjustment	42
Balance at September 30, 2016	$120,917
During the quarter ended September 30, 2016, the Company revised the opening net assets acquired and goodwill by $205 thousand, which comprised of the following: an increase in accounts receivable of $30 thousand; an increase in accrued liabilities and other of $192 thousand; and a decrease in inventories of $43 thousand as a result of gathering additional information during the measurement period.
During the nine months ended September 30, 2016, the Company revised the opening net assets acquired and goodwill by $27,201 thousand, which comprised of the following: an increase in inventories of $219 thousand; an increase in prepaid expenses and other current assets of $77 thousand; an increase in accounts receivable of $30 thousand; and an increase in accrued liabilities and other of $556 thousand as a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets by decreasing them $26,971 thousand as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. During the three months ended June 30, 2016, the Company recorded an adjustment to the amortization of intangible assets of $266 thousand, comprising of a $217 thousand and $49 thousand decrease within cost of goods sold and marketing and sales expense, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss, that would have been recorded during the three months ended March 31, 2016, if the adjustment to the intangible assets had been recognized as of the date of the Merger.
Trade payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $5.8 million and our best estimate of $0.2 million which represents contractual cash flows not expected to be collected at the acquisition date.
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
Due to the fact that the TriVascular acquisition has just recently occurred, the magnitude of the transaction, and the significant information to be obtained and analyzed, some of which resides in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of September 30, 2016, the Company had not finalized the determination of fair values allocated to property, plant and equipment, identifiable intangible assets, inventory, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pro forma net sales	$52,122	$47,686	$148,133	$141,593
Pro forma net loss from continuing operations	(14,941)	(25,639)	(127,026)	(83,056)
Pro forma basic and diluted net loss per share	$(0.18)	$(0.31)	$(1.55)	$(1.02)
Included in the Condensed Consolidated Statement of Operations and Comprehensive Loss are net sales from products acquired as part of the TriVascular merger of $11.0 million and $28.2 million for the three and nine months ended September 30, 2016, respectively. Net losses included in the Condensed Consolidated Statement of Operations and Comprehensive Loss from the TriVascular operations for the three and nine months ended September 30, 2016 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures in process during the nine months ended September 30, 2016.

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

Overview
Our Business
Our corporate headquarters is located in Irvine, California and we have manufacturing facilities located in Irvine and Santa Rosa, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (a) traditional minimally-invasive endovascular repair ("EVAR") or (b) endovascular sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
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

When used in this report, “we,” “our,” “us” or “Endologix,” refer to Endologix, Inc. and our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. Endologix®, AFX®, Nellix®, IntuiTrak® and Ovation® are registered trademarks of Endologix, Inc., and VELA™, ActiveSeal™, Duraply® and OvationiX™ and the respective product logos are trademarks of Endologix, Inc. Updates to our products, manufacturing and product developments as a result of the TriVascular merger are discussed below.

Recent Highlights of Our Product Development Initiatives, Clinical Trials and Regulatory Approvals

Nellix

In March 2016, we announced that the first two patients with AAAs in Japan had been treated with the Nellix® EndoVascular Aneurysm Sealing System (the "Nellix EVAS System"). The patients were treated under Japan's "compassionate use" system, which grants access to physicians for use of medical treatments not yet approved in Japan for patients who are diagnosed with advanced diseases that are not responsive to existing treatment options.

In April 2016, we announced achievement of CE Mark approval of the next-generation Nellix EVAS System. The new Nellix EVAS system will be gradually introduced in Europe and other markets. In March 2016, we submitted our final premarket approval ("PMA") modules to the U.S. Food and Drug Administration (the “FDA”) and completed our 100-day PMA meeting with the FDA. The FDA has requested additional information and indicated that we may need to go to an Advisory Committee Panel. If we do have to go to an Advisory Committee Panel, we anticipate that the timeline for PMA approval for the Nellix EVAS System may extend into the third quarter of 2017. We are working collaboratively and in a timely manner with the FDA to provide the required information, and we remain confident that we will receive PMA approval for Nellix EVAS System based upon the IDE clinical results, data from other international studies and our worldwide experience, which now includes over 7,000 patients.
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

AFX

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

In February 2016, we announced the completion of the first U.S. commercial implant of the Company's AFX®2 Bifurcated Endograft System (“AFX2”). AFX2 reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates percutaneous endovascular aneurysm repair, or PEVAR, by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together our ActiveSeal™ technology, DuraPly™ ePTFE graft material and VELA™ Proximal Endograft, into an integrated new EVAR system.

Ovation

In October 2014, TriVascular initiated the LIFE Study to illustrate the potential advantages of a fast tract protocol including PEVAR, local anesthesia, no time in ICU and a one night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In September 2016, we announced the results of the one-month clinical data from the LIFE Study that demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days.

In early 2015, TriVascular initiated the LUCY Study which will evaluate the clinical benefits associated with EVAR using the Ovation System in patients with challenging anatomies including small access vessels. We expect to complete enrollment of the planned 225 patients around the end of 2016.

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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in any of our critical accounting policies and estimates during the three and nine months ended September 30, 2016.

Results of Operations
Operations Overview - Three and Nine Months Ended September 30, 2016 versus 2015
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenue	$52,122	100.0%	$38,231	100.0%	$145,462	100.0%	$114,380	100.0%
Cost of goods sold	15,191	29.1%	11,195	29.3%	51,131	35.2%	36,306	31.7%
Gross profit	36,931	70.9%	27,036	70.7%	94,331	64.8%	78,074	68.3%
Operating expenses:
Research and development	8,236	15.8%	5,459	14.3%	23,796	16.4%	17,683	15.5%
Clinical and regulatory affairs	3,759	7.2%	3,956	10.3%	11,664	8.0%	11,003	9.6%
Marketing and sales	26,007	49.9%	19,662	51.4%	82,749	56.9%	59,103	51.7%
General and administrative	9,714	18.6%	7,293	19.1%	29,869	20.5%	21,432	18.7%
Restructuring costs	498	1.0%	—	—%	8,612	5.9%	—	—%
Settlement costs	—	—%	—	—%	4,650	3.2%	—	—%
Contract termination and business acquisition expenses	(49)	(0.1)%	—	—%	5,856	4.0%	—	—%
Total operating expenses	48,165	92.4%	36,370	95.1%	167,196	114.9%	109,221	95.5%
Loss from operations	(11,234)	(21.6)%	(9,334)	(24.4)%	(72,865)	(50.1)%	(31,147)	(27.2)%
Total other income (expense)	(3,837)	(7.4)%	(1,561)	(4.1)%	(56,167)	(38.6)%	(3,809)	(3.3)%
Net loss before income tax expense	(15,071)	(28.9)%	(10,895)	(28.5)%	(129,032)	(88.7)%	(34,956)	(30.6)%
Income tax expense	(174)	(0.3)%	(22)	(0.1)%	(720)	(0.5)%	(175)	(0.2)%
Net loss	$(15,245)	(29.2)%	$(10,917)	(28.6)%	$(129,752)	(89.2)%	$(35,131)	(30.7)%

Comparison of the Three Months Ended September 30, 2016 versus 2015
Revenue

	Three Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Revenue	$52,122	$38,231	$13,891	36.3%

US Sales. Net sales totaled $36.3 million in the three months ended September 30, 2016, a 34.9% increase from $26.9 million in three months ended September 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger.
International Sales. Net sales of products in our international regions totaled $15.8 million in the three months ended September 30, 2016, a 39.8% increase from $11.3 million in the three months ended September 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger. Strong AFX growth in Japan and Latin America also drove the increase as compared to the corresponding period of last year.
Net sales contributed from products acquired as part of the TriVascular merger totaled $11.0 million in the three months ended September 30, 2016.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Cost of goods sold	$15,191	$11,195	$3,996	35.7%
Gross profit	36,931	27,036	9,895	36.6%
Gross margin percentage (gross profit as a percent of revenue)	70.9%	70.7%

Gross margin for the three months ended September 30, 2016 increased to 70.9% from 70.7% for the three months ended September 30, 2015. The increase in cost of goods sold is largely due to the impact of purchase price accounting for inventory and intangible assets acquired in the TriVascular merger as well as due to the increase in sales.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Research and development	$8,236	$5,459	$2,777	50.9%
Clinical and regulatory affairs	3,759	3,956	(197)	(5.0)%
Marketing and sales	26,007	19,662	6,345	32.3%
General and administrative	9,714	7,293	2,421	33.2%
Restructuring costs	498	—	498	100.0%
Contract termination and business acquisition expenses	(49)	—	(49)	100.0%
Research and Development. The $2.8 million increase in research and development expenses was attributable to increased product development investments related to Ovation.
Clinical and Regulatory Affairs. The decrease in clinical and regulatory affairs expenses are due to decreased regulatory fees and clinical activities.
Marketing and Sales. The $6.3 million increase in marketing and sales expenses for the three months ended September 30, 2016, as compared to the prior year period, was driven by the integration of the TriVascular sales and marketing organization.
General and Administrative. The $2.4 million increase in general and administrative expenses is primarily attributable to an increase in headcount related to the TriVascular merger.
Restructuring Costs. The $0.5 million increase in restructuring costs for the three months ended September 30, 2016, as compared to the prior year period is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.
Other income (expense), net

	Three Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(3,837)	$(1,561)	$(2,276)	>100%

Other Income (Expense), Net. Other expense of $3.8 million for the three months ended September 30, 2016 consists mainly of interest expense associated with our convertible notes. Other expense for the three months ended September 30, 2015 includes interest expense associated with our convertible note of $1.5 million.

Provision for Income Taxes

	Three Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Income tax expense	$(174)	$(22)	$(152)	>100%
Our income tax expense was $174 thousand and our effective tax rate was (1.2)% for the three months ended September 30, 2016 due to our tax positions in various jurisdictions. During the three months ended September 30, 2016 and 2015, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Nine Months Ended September 30, 2016 versus 2015
Revenue

	Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Revenue	$145,462	$114,380	$31,082	27.2%

US Sales. Net sales totaled $102.5 million in the nine months ended September 30, 2016, a 26.8% increase from $80.8 million in the nine months ended September 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger.
International Sales. Net sales of products in our international regions totaled $43.0 million in the nine months ended September 30, 2016, a 28.2% increase from $33.6 million in the nine months ended September 30, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger. Strong AFX growth in Japan and Latin America also drove the increase as compared to the corresponding period of last year. Our international sales for the nine months ended September 30, 2016 included an unfavorable foreign currency impact of approximately $0.4 million when compared to the net sales for nine months ended September 30, 2015, which had a 1 percentage point unfavorable impact on the growth rate representing constant currency growth of 29%.
Net sales contributed from products acquired as part of the TriVascular merger totaled $28.2 million in the nine months ended September 30, 2016.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Cost of goods sold	$51,131	$36,306	$14,825	40.8%
Gross profit	94,331	78,074	16,257	20.8%
Gross margin percentage (gross profit as a percent of revenue)	64.8%	68.3%

Gross margin for the nine months ended September 30, 2016 decreased to 64.8% from 68.3% for the nine months ended September 30, 2015. The increase in cost of goods sold, and corresponding decrease to the gross margin percentage, is largely due to the impact of purchase price accounting for inventory and intangible assets acquired in the TriVascular merger as well as due to the increase in sales.

Operating Expenses

	Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Research and development	$23,796	$17,683	$6,113	34.6%
Clinical and regulatory affairs	11,664	11,003	661	6.0%
Marketing and sales	82,749	59,103	23,646	40.0%
General and administrative	29,869	21,432	8,437	39.4%
Restructuring costs	8,612	—	8,612	100.0%
Settlement costs	4,650	—	4,650	100.0%
Contract termination and business acquisition expenses	5,856	—	5,856	100.0%
Research and Development. The $6.1 million increase in research and development expenses was attributable to increased product development investments related to Ovation.
Clinical and Regulatory Affairs. The $0.7 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and costs to support ongoing clinical activities, such as LUCY, EVAS FORWARD IDE and LEOPARD.
Marketing and Sales. The $23.6 million increase in marketing and sales expenses for the nine months ended September 30, 2016, as compared to the prior year period, was driven by the integration of the TriVascular sales and marketing organization.
General and Administrative. The $8.4 million increase in general and administrative expenses is primarily attributable to an increase in headcount related to the TriVascular merger, higher professional fees and stock-based compensation.
Restructuring Costs. The $8.6 million increase in restructuring costs for the nine months ended September 30, 2016 is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.
Settlement Costs. The $4.7 million in settlement costs for the nine months ended September 30, 2016 is a result of the LifePort settlement.
Contract Termination and Business Acquisition Expenses. The $5.9 million in contract termination and business acquisition expenses for the nine months ended September 30, 2016, was primarily related to termination of some of our international distributors as well as transaction related expenses associated with the TriVascular merger.

Other income (expense), net

	Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(56,167)	$(3,809)	(52,358)	>100%

Other Income (Expense), Net. Other expense for the nine months ended September 30, 2016 consists mainly of interest expense of $11.7 million, the change in fair value of derivative of $43.8 million, foreign currency loss of $0.8 million and a non-cash expense of $0.1 million which reflects an increase in the fair value of the Nellix Contingent consideration. Other expense for the nine months ended September 30, 2015 includes interest expense associated with our convertible note of $4.5 million, foreign currency gains of $0.6 million and a non-cash expense of $0.2 million related to the fair value of the Nellix contingent consideration.

Provision for Income Taxes

	Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
	(in thousands)
Income tax expense	$(720)	$(175)	$(545)	>(100%)
Our income tax expense was $720 thousand and our effective tax rate was (0.6)% for the nine months ended September 30, 2016 due to our tax positions in various jurisdictions. The change in expense for the nine months ending September 30, 2016 versus the nine months ending September 30, 2015 is primarily due to discrete events in our foreign jurisdictions including return to provision adjustments. During the nine months ended September 30, 2016 and 2015, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2016, December 31, 2015, and September 30, 2015:

	September 30, 2016	December 31, 2015	September 30, 2015
	(in thousands, except financial metrics data)
Cash and cash equivalents	$22,022	$124,553	$35,404
Marketable securities	$38,974	$52,768	$32,891
Accounts receivable, net	$37,356	$28,531	$27,158
Total current assets	$148,463	$236,412	$132,292
Total current liabilities	$60,087	$50,855	$32,967
Working capital surplus (a)	$88,376	$185,557	$99,325
Current ratio (b)	2.5	4.6	4.0
Days sales outstanding ("DSO") (c)	66	67	65
Inventory turnover (d)	1.4	1.8	1.4
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
Operating Activities
In the nine months ended September 30, 2016, our operating activities used $60.1 million in cash. This was primarily the result of a net loss of $129.8 million, non-cash operating expenses of $68.4 million and changes in operating assets and liabilities of $1.3 million. In the nine months ended September 30, 2015, our operating activities used $18.3 million in cash. This was primarily the result of a net loss of $35.1 million, net non-cash operating expenses of $14.4 million and changes in operating assets and liabilities of $2.4 million.
During the nine months ended September 30, 2016 and 2015, our cash collections from customers totaled $144.3 million and $114.4 million, respectively, representing 99.2% and 100.0% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2016 was $45.8 million, as compared to cash provided by investing activities of $23.3 million in the prior year period. For the nine months ended September 30, 2016, cash used in investing activities consisted of $60.6 million used for the acquisition of TriVascular, $21.0 million used to purchase marketable securities and $2.1 million used for machinery and equipment purchases. This is offset by proceeds from the maturities of marketable securities of $37.9 million. For the nine months ended September 30, 2015, cash provided by investing was $23.3 million and consisted of $79.3 million in maturities of marketable securities; offset by $52.4 million used to purchase marketable debt securities, and $3.6 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $3.2 million for the nine months ended September 30, 2016, as compared to cash provided by financing activities of $4.1 million in the prior year period. For the nine months ended September 30, 2016, cash provided by financing activities consisted of $4.3 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, offset by $0.9 million used to pay deferred financing costs and $0.1 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period. For the nine months ended September 30, 2015, cash provided by financing activities consisted of proceeds of $4.4 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, offset by $0.3 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of September 30, 2016, these subsidiaries and branches held an aggregate of $7.6 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and must repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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

Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of September 30, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter
Long-term debt obligations	$211,250	$—	$—	$86,250	$—	$125,000	$—
Interest on convertible notes	23,134	3,002	6,003	6,003	4,063	4,063	—
Operating lease obligations	35,126	949	3,747	2,637	2,405	2,504	22,884
Total	$269,510	$3,951	$9,750	$94,890	$6,468	$131,567	$22,884
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

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $123 thousand increase in the fair value of our investments as of September 30, 2016. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We are exposed to market risk for changes in interest rates on the MidCap Credit Facility. All outstanding amounts under the MidCap Credit Facility bear interest at a variable rate equal to LIBOR, plus 4.10%. As of September 30, 2016, we had no amounts outstanding under the MidCap Credit Facility.

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

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.1 million of gains during the three months ended September 30, 2016 and $0.8 million of losses during the nine months ended September 30, 2016, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

Market Price Sensitive Instruments. In connection with our merger with TriVascular Technologies, Inc. (“TriVascular”) in February 2016, we issued 13.6 million shares of our common stock as consideration to the former stockholders of TriVascular. As a result of our issuance of such shares in the merger, the quantity of authorized common shares available for future issuance at that time was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments included the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the prior Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required us, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 we re-classed $24.8 million of the equity component of the Senior Notes to derivative liabilities which will be marked to market each period.  For the nine months ended September 30, 2016, we recorded $43.8 million as a fair value adjustment of derivative liabilities primarily based on our stock price increasing from $7.42 to $13.06 from the date of reclassification. The value of the derivative liability and our earnings was subject to market price risk until we increased the number of our authorized common shares to alleviate the deficiency. In June 2016, upon the approval of our stockholders, we amended our certificate of incorporation to increase the number of our authorized common shares eliminating the authorized share deficiency.

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
There have been no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
We are from time to time involved in various other legal proceedings, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

Item 2.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, as well as the information contained in this Quarterly Report and our other reports filed with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2015.

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

ENDOLOGIX, INC.

Date:	November 8, 2016	/s/ John McDermott
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 8, 2016	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)