Form 10-K
period 2016-12-31
ENDOLOGIX INC /DE/
filed 2017-03-01
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,003,474,511 (based upon the $12.46 closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2016, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On February 27, 2017, approximately 82,925,280 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2017.

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “projects,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•
risks associated with our merger with TriVascular Technologies, Inc. (“TriVascular”), including but not limited to the failure to realize anticipated revenue, operating and cost synergies and other potential benefits of the merger; costs, fees, expenses and charges associated with the merger which may negatively impact our financial condition and operating results; and business disruption after the merger, including adverse effects on employee retention and business relationships with suppliers, customers and other business partners;

•	failure to realize the anticipated benefits from previous business combination transactions, including our acquisition of Nellix, Inc. (“Nellix”);

•	continued market acceptance, use and endorsement of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, mis-use or off-label use or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions

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

Company Overview
Endologix, Inc. (“Endologix,” the “Company,” “we,” “our” or “us”) is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine and Santa Rosa, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). The AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular aneurysm repair (“EVAR”) or (2) endovascular aneurysm sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. Our current EVAR products include the AFX® Endovascular AAA System (“AFX”), the VELA® Proximal Endograft (“VELA”), and the Ovation® Abdominal Stent Graft System (the “Ovation System”). Our current EVAS product is the Nellix® Endovascular Aneurysm Sealing System (the “Nellix EVAS System”). Sales of our EVAR and EVAS platforms (including extensions and accessories) to hospitals in the United States, Canada, New Zealand and Europe, and to third-party international distributors, provide the sole source of our reported revenue.
On February 3, 2016, we completed our merger with TriVascular Technologies, Inc. (“TriVascular”). The merger expanded our product offering and intellectual property, strengthened our management team, increased our sales force, and enhanced our product development capabilities.

Our Ovation stent graft products consists of (i) a radiopaque nitinol suprarenal stent with integral anchors, (ii) a low-permeability polytetrafluoroethylene (“PTFE”) aortic body graft that contains a network of inflatable rings filled with a liquid polymer that solidifies during the deployment procedure, (iii) nitinol iliac limb stents encapsulated with PTFE, and (iv) accompanying ultra-low profile delivery systems, auto injector and fill polymer kit. Our Ovation device creates a custom seal that conforms to anatomical irregularities and the ultra-low profile system navigates tortuous anatomies.

Our AFX products consist of (i) a cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material (“Stent Graft”) and (ii) accompanying delivery systems. Once fixed in its proper position within the abdominal aortic bifurcation, our AFX device provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.

Our Nellix EVAS product consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. Our Nellix EVAS product seals the entire aneurysm sac effectively excluding the aneurysm reducing the likelihood of future aneurysm rupture.

Within our EVAR platform, we market and sell AFX and Ovation in the United States, Europe, New Zealand and Latin America. AFX is also marked in Japan. In February 2013, we commenced a market introduction in Europe of the Nellix EVAS System. In December 2013, we received Investigational Device Exemption (“IDE”) approval in the United States to begin a clinical trial for the Nellix EVAS System, which commenced in January 2014. This clinical trial is fully enrolled and the one-year follow-up is complete. In October 2015, we received United States Food and Drug Administration (“FDA”) approval for the AFX2 Bifurcated Endograft System (“AFX2”) for the treatment of AAA. In December 2015, we received Shonin approval for AFX from the Japanese Ministry of Health, Labor and Welfare and entered into a distribution arrangement with a Japanese distributor to introduce AFX in the Japanese market in the first quarter of 2016.
Merger with TriVascular Technologies, Inc.
On February 3, 2016, we completed our merger with TriVascular, a medical device company developing and commercializing innovative technologies to significantly advance minimally invasive treatment of AAA. TriVascular developed its technology platform leveraging engineering principles utilized in many industries, including aerospace, aircraft and automotive, and applied these concepts with the goal of designing an optimal solution for AAA therapy to address unmet clinical needs. TriVascular’s Ovation, Ovation Prime® and Ovation® iX stent graft Systems and their related components, which we refer to herein collectively as the Ovation System, are TriVascular’s solution for the treatment of AAA. The Ovation System is an FDA-approved, stent graft platform that provides an innovative and effective alternative to conventional devices. The Ovation System is designed to specifically address many of the limitations associated with conventional EVAR devices and to expand the pool of patients eligible for EVAR.

TriVascular’s differentiated platform, by virtue of its low profile, flexible delivery system and novel sealing mechanism, enables physicians to treat a broader population of patients eligible for EVAR. The Ovation System consists of a main aortic body, injected with a conformable polymer, and typically two iliac limbs. These components, delivered sequentially through the lowest profile FDA-approved delivery system, permit customization to an individual patient’s unique anatomy. TriVascular received CE Mark approval in August 2010 and began commercial sales of the Ovation System in Europe in September 2010. In October 2012, TriVascular received approval from the FDA for the Ovation System for the treatment of AAA and began commercial sales in the United States in November 2012.
We believe the benefits of our merger with TriVascular include the following:

•
Enhance our growth opportunities. We are leveraging the combined company’s global sales force and marketing capabilities to expand awareness of and access to our product offerings. We are leveraging the combined company’s innovation capabilities and deep pipeline of new technologies to enhance our product offerings in the estimated $4 billion market opportunity for the treatment of AAA. We anticipate multiple product launches over the next several years.

•
Enhance and leverage our technology. We expect the combined company to be an innovation leader with broad clinical indications for the treatment of aortic disorders. We have significant clinical evidence for all our products and we expect the combined company will own over 370 issued and pending patents.

•
Drive significant operating synergies. We are leveraging the combined company’s strong technology and commercial capabilities. We expect that the combined company will realize more than $30 million of cost benefits from the merger by 2017, as a result of, among other things, anticipated reductions in general and administrative expenses and sales and marketing expenses and manufacturing economics of scale, and that the merger will be EBITDA accretive in 2018.

Our Mission
Our mission is to be the leading innovator of medical devices to treat aortic disorders. Key elements of our strategy to accomplish this mission are as follows:

•	Focus exclusively on the aorta for the commercialization of innovative products.

•	Design and manufacture EVAR and EVAS products that are easy to use and deliver excellent clinical outcomes.

•	Design EVAR and EVAS products to expand into the treatment of complex AAA and thoracic anatomies.

•	Provide exceptional clinical and technical support to physicians through an experienced and knowledgeable sales and clinical organization.
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

According to a paper titled Elective Versus Ruptured Abdominal Aortic Aneurysm Repair: A 1-Year Cost-Effectiveness Analysis, the overall patient mortality rate for ruptured AAA is approximately 80%, making it among the leading causes of death in the United States Once diagnosed, patients with AAA require either non-invasive monitoring, or, depending on the size and rate of growth of the AAA, EVAR, EVAS or open surgical repair.
EVAR and EVAS Versus Open Surgical Repair

Our EVAR and EVAS products are used exclusively for minimally-invasive procedures, as opposed to open surgical repair of AAA. Open surgical repair is a highly invasive procedure requiring (i) a large incision in the patient’s abdomen, (ii) manipulation of the patient’s abdominal organs to gain access to the aneurysm, (iii) the cross clamping of the aorta to stop blood flow, and (iv) implantation of a synthetic graft which is sutured to the aorta, connecting one end above the aneurysm, to the other end below the aneurysm.
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
We estimate that approximately 75% of all treated AAAs in the United States are repaired through EVAR, and 25% through open surgical repair. Although EVAR and EVAS have many key advantages over open surgical repair, many patients are not candidates for EVAR and EVAS due to the limitations of current EVAR devices to treat more complex AAA anatomies. We are developing new products to address these more challenging anatomies.
Market Size
We estimate the global endovascular aortic aneurysm market potential to be $4.0 billion annually. We estimate the traditional aneurysm market potential, defined as aneurysms with aortic neck length greater than or equal to 10mm, to be $1.6 billion. The majority of diagnosed aneurysms in this market can be treated with currently available EVAR products. We estimate that a $1.2 billion market opportunity exists for the treatment of challenging anatomies, defined as aneurysms with neck lengths less than 10mm. Currently, there are limited options with available EVAR products to treat these short or no neck aortic aneurysms. The thoracic aneurysm market includes aneurysms, dissections, and transections in the ascending aorta, the aortic arch, and the descending aorta. For many of these anatomies there are limited endovascular options due to anatomical and technological challenges.  We believe the thoracic market potential is $1.2 billion. Below is a table summarizing the market potential and penetration by aneurysm type.

Market Description ($ in millions)	Penetrated	Unpenetrated	Total
Traditional	$1,337	$306	$1,643
Complex	373	803	1,176
Thoracic	589	606	1,195
Total	$2,299	$1,715	$4,014

In 2016, we estimate that there were approximately 202,300 AAA (EVAR and surgical repair) procedures performed globally.

In the United States alone, an estimated 1.2 million to 2.0 million people have an AAA and over 200,000 people are diagnosed with AAA in the United States annually. Of those diagnosed with an AAA, approximately 60,300 people underwent an AAA repair procedure in the United States, of which approximately 46,000 were addressed through EVAR.

According to United States Census Bureau estimates, the age 65 and over population in the United States presently numbers approximately 49 million, or 15% of the total population, and is expected to grow to 51 million by 2017. Accordingly, we believe that AAA treatments will naturally increase over time, given this demographic trend.

Since AAAs generally arise in people over the age of 65 and come with little warning, initiatives have been undertaken to increase its screening. The most prominent of these initiatives is the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law in the United States on February 8, 2006, began providing coverage on January 1, 2007 and was updated effective January 1, 2014. SAAAVE provides for a one-time free of charge AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease.
Our Products
Our EVAR Platforms
AFX and VELA:

•
Anatomical Fixation. AFX is unique in that the main body of the device sits on the patient's natural aortoiliac bifurcation. This provides a solid foundation for the long-term stability of the device. Alternative EVAR devices rely on hooks, barbs and radial force to anchor within the aorta (generally referred to as

"proximal fixation") near the renal arteries. We have proven in our clinical studies that anatomical fixation inhibits device migration within the aorta due to the inherent foundational support of the patient’s own anatomy.

•
Unique, Minimally Invasive Delivery System. Our AFX product is the only EVAR device with 17F introducer access on the ipsilateral side and 7F introducer access on the contralateral side. Comparative endovascular stent grafts for infrarenal repair, require between 12F and 22F introducer access on the ipsilateral side and between 10F and 16F on the contralateral side.

•
Preserves Aortic Bifurcation. AFX allows for future endovascular procedures when access across the aortic bifurcation is required. Approximately 30% to 40% of AAA patients also have peripheral arterial disease (“PAD”). AFX is the only graft presently available that preserves the physician's ability to go back over the aortic bifurcation for future interventions. This is a meaningful feature of AFX, as many AAA patients are today living longer and returning to the hospital for PAD procedures.

Ovation:

•
Our FDA and CE Mark-approved IFU allows for the on-label treatment of more patients who otherwise may undergo an off-label EVAR procedure or be subject to open surgery, or not receive treatment at all. Our differentiated platform expands the pool of patients eligible for EVAR by virtue of its low profile and flexible delivery system that addresses several key anatomical access challenges, while providing a novel sealing mechanism to address many of the difficulties of diseased patient anatomies.

•
Ability to Pass through Small Access Vessels: The Ovation System’s novel separation and optimization of fixation and seal minimize the overlap between metal and fabric within the catheter, allowing the device to be loaded in a delivery catheter that is smaller than those of conventional EVAR devices. At an outer diameter of 14F, or approximately 4.7mm, the Ovation System is the lowest profile FDA-approved stent graft.

•
Ability to Pass through Diseased and/or Tortuous Access Vessels: The Ovation System has the lowest profile FDA-approved delivery system. Its design characteristics significantly increase flexibility, enabling easier passage through diseased and tortuous access vessels.

•
The Ovation System Enables Minimally Invasive Techniques: The Ovation System’s low profile and proven safety record offer physicians the opportunity to provide PEVAR with regional or local anesthesia to more patients. Studies have shown that the use of smaller profile delivery devices results in fewer access site complications.

•
Treatment of Challenging Short Neck Anatomy: The separation and optimization of the fixation and sealing mechanisms of the Ovation System enable the device to seal with a smaller aortic contact area than conventional EVAR devices. This can be particularly important for patients with irregular or short aortic neck anatomies.

•
Avoiding Aortic Neck Dilatation. The Ovation System’s non-expanding polymer filled sealing rings do not exert significant chronic, outward pressure at the` neck of the aorta. In the Ovation Pivotal Trial, core lab results demonstrated stable neck diameter and durable seal with Ovation through five-year follow-up.

Our EVAS Platform
Our EVAS platform is based on the Nellix EVAS System to seal the aneurysm and provide blood flow to the legs through two blood flow lumens.

•	Biostable Polymer provides extended fixation and long-term stability. Currently available EVAR devices leave the AAA sac excluded untreated, but while EVAS actively seals the entire aneurysm sac.

•	Predictable Procedure. The device and procedure steps are relatively simple and intuitive, making procedure times predictable.

•
Potentially reduce endoleaks and secondary interventions. The Nellix System seals the entire aneurysm, reducing the likelihood of many causes of secondary intervention in EVAR procedures. This can potentially reduce long-term follow-up requirements.

•
Low profile introducer. The delivery catheter for the Nellix EVAS System has an outer diameter of 17F, which is beneficial for the delivery of the devices in tight access arteries, reducing risk of vascular injuries to the patient.

•
Change the biologic response to EVAR: The EVAS system fills the entire aneurysm sac and may have the potential to change the biologic response to EVAR in which the aneurysm sac thromboses with an inflammatory response.

Our EVAR and EVAS Extensions and Accessories
Aortic Extensions and Limb Extensions. We offer limb extensions with Ovation and proximal aortic extensions and limb extensions for AFX which allow physicians to customize the implant to fit the patient's anatomy. In February 2014, we launched a proximal extension in the United States, VELA, designed specifically for the treatment of proximal aortic neck anatomies with AFX. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We began a commercial introduction of VELA in Europe in January 2015.

Accessories. We offer various accessories to facilitate the optimal delivery of our EVAR and EVAS products, including compatible guidewires, inflation devices and snares.
Our Product Evolution
The Powerlink System ("Powerlink System for AAA") was first commercialized in Europe in 1999 and in the United States in 2004. As our EVAR products evolved, we branded them under the names Powerlink System with Visiflex Delivery System, IntuiTrak®, and AFX. Ovation was added to our EVAR products through the merger with TriVascular on February 3, 2016.

•Powerlink System for AAA. Powerlink System for AAA was our original EVAR Product.

•
IntuiTrak. In October 2008, we received FDA approval for IntuiTrak. We received CE Mark approval for IntuiTrak in March 2010, and Japanese Shonin approval in December 2012. IntuiTrak provided an updated delivery system that further simplified the implant procedure for physicians.

•
AFX. In June 2011 and November 2011, we received FDA approval and CE Mark approval, respectively, for AFX and we received Japanese Shonin approval in December 2015. We believe AFX provides physicians with improved vascular access and sealing, as compared to IntuiTrak. We began a full commercial launch of AFX in the United States in August 2011 and in numerous international markets in 2012. In addition, we entered into a distribution arrangement with a Japanese distributor to introduce AFX in the Japanese market in the first quarter of 2016.

•	AFX2. In October 2015, we received FDA approval for AFX2.

•
Ovation - TriVascular received CE mark approval for Ovation in August 2010 and FDA approval in October 2012. In June 2015, FDA approved our next generation Ovation iX Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation iX Abdominal Stent Graft System.  In September 2015, the first patients were treated with the Ovation iX Abdominal Stent Graft System in Europe, and in October 2015, we initiated the launch of our Ovation iX Iliac Stent Graft System in the United States.

Our EVAS Platform, branded as the Nellix EVAS System, was first commercialized in Europe in February 2013.

•
Nellix EVAS System. In February 2013, we received CE Mark approval of the Nellix EVAS System, and we commenced a limited market introduction of the Nellix EVAS System in Europe. In December 2013, we received IDE approval in the United States to begin a clinical trial which commenced in January 2014. Enrollment in the IDE study was completed in November 2014. In the third quarter of 2015, we obtained IDE continued access approval for additional patients. In April 2016, we announced achievement of CE Mark approval of the next-generation Nellix EVAS System. In March 2016, we submitted our final premarket approval ("PMA") modules to the FDA and completed our 100-day PMA meeting with the FDA. In November 2016, the FDA requested current patient follow-up data at two-years from our IDE study and indicated that it may request an Advisory Committee Panel following our submission of such data. We expect to submit such follow-up data to the FDA in the second quarter of 2017. If the FDA subsequently requests an Advisory Committee Panel, we anticipate that the timeline for PMA approval of the Nellix EVAS System will extend into the second quarter of 2018. We are working collaboratively with FDA to obtain PMA approval for the Nellix EVAS System as soon as practicable.

•
ChEVAS. ChEVAS is a procedure where the Nellix EVAS System could be used together with branch stent grafts to treat patients with complex aortic anatomies. Physicians are leading a clinical trial called ASCEND

(Aneurysm Study for Complex AAA: Evaluation of Nellix Durability) to evaluate the clinical performance of ChEVAS. We are pursuing optimal pathways for CE mark and FDA approval for this indication.

Manufacturing and Supply
All of our commercial products are manufactured, assembled, and packaged at our 129,000 square foot leased facilities in Irvine, California and our 110,000 square foot leased facilities in Santa Rosa, California.

We rely on third parties for the supply of certain components used in our EVAR and EVAS Systems, such as the wire used to form our cobalt chromium alloy stent, PTFE and the raw material used in the manufacturing of polymer. While we obtain many of these components from single source suppliers, we believe there are alternative vendors for the supply of the vast majority of our required components. Many of our third party manufacturers go through a formal qualification and approval process, including periodic renewal to ensure fitness for use and compliance with applicable FDA requirements and International Organization for Standardization ("ISO") 13485 requirements, and/or other required quality standards. Additionally, we actively manage supply risk with our key suppliers through a combination of negotiating favorable terms of supply agreements, maintaining strategic inventory levels, and maintaining frequent communications with our suppliers.

Marketing and Sales
We market and sell our EVAR products in the United States, Canada, and in 12 Western European countries (United Kingdom, Ireland, France, Germany, Italy, Poland, Switzerland, Netherlands, Austria, Belgium, Luxembourg, and Monaco) through a direct sales force and network of agents. In 17 other European countries, Japan, ten Latin American countries, and five other Asian countries we sell our EVAR products through independent distributors or agents. In 2016, we marketed our EVAR products in 50 countries outside the US. We market our EVAS products through direct sales, agents and distributor channels in Europe and our independent agent in New Zealand.
United States. We market and sell our EVAR products in the United States through a direct sales force. The primary customer and decision maker for our EVAR products is the vascular surgeon, and to a lesser extent, the cardiovascular surgeon, interventional radiologist and the interventional cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and approximately 4,000 physicians in the United States that perform EVAR. Approximately 71% of our revenues for the year ended December 31, 2016 were generated from sales of our EVAR products in the United States.
International. We market and sell our products outside the United States through a direct sales force and through third party distributors. Approximately 29% of our revenues for the year ended December 31, 2016 were generated from sales of our EVAR and EVAS products outside the United States.

See Note 7 of the Notes to the Consolidated Financial Statements for a tabular summary of our revenue by geographic region for the fiscal years 2016, 2015 and 2014.

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
We experience significant competition and we expect that the intensity of competition will increase over time. For example, our major competitors, Medtronic, Inc., W.L. Gore Inc., and Cook Medical Products, Inc., have each obtained full regulatory approval for their EVAR products in the United States and/or other international markets. In addition to these major competitors, we also have smaller competitors, and emerging competitors with active EVAR system development programs.
Our major competitors have substantially greater capital resources than we do and also have greater resources in the areas of research and development, regulatory affairs, manufacturing, marketing, and sales. In addition, these competitors have multiple product offerings, which some physicians and hospitals may find more convenient when developing business relationships. We also compete with other medical device companies for clinical trial sites and for the hiring of qualified personnel, including sales representatives and clinical specialists.

Product Developments and Clinical Trials
Overview
We incurred expenses of $48.6 million in 2016, $41.8 million in 2015, and $34.9 million in 2014, on research and development activities and clinical studies. Our focus is to continually develop innovative and cost-effective medical devices for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Historically, we have focused on developing our EVAR and EVAS products to treat infrarenal AAA including initial development of products to treat complex AAAs. However, we expect to devote more resources in the future to developing, enhancing and obtaining expanded indications for our current EVAR and EVAS products and to develop new product indications to treat more challenging anatomies.
Nellix EVAS System
On December 10, 2010, we completed our acquisition of Nellix (refer to the section entitled "Nellix Acquisition and Private Placement Transaction" section below). Using the technology we acquired in the Nellix acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD Global Registry - This study is designed to provide real world clinical results to demonstrate the effectiveness and broad applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013. In September 2014, we announced completion of patient enrollment in the Nellix EVAS FORWARD Global Registry. In November 2016, we announced updated data on 300 patients with a mean follow-up of 25 months. In 2017, the EVAS FORWARD Global Registry 2 commenced as a post market evaluation of the Nellix 3.5 EVAS system. In November 2016, we also announced positive 2-year results from the Nellix EVAS FORWARD Global Registry. The following outcomes were presented at the annual VEITH meeting:

•	37% of the patients had complex anatomies;

•	98% freedom from any persistent endoleaks at latest follow-up;

•	No secondary interventions for Type II endoleaks;

•	97% freedom from aneurysm-related mortality; and

•	99% freedom from cardiovascular mortality.

•
EVAS FORWARD IDE - We developed this pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. This study is a prospective single arm registry which enrolled 179 patients at 29 centers in the United States and Europe. In November 2014, we completed enrollment in the EVAS FORWARD IDE, and we submitted the one year results to the FDA in March 2016. In May 2016, we announced the results of the one year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and treatment success at one year (effectiveness).

In November 2016, we provided an update on the Nellix PMA process and reported that the FDA had requested that we provide current patient follow-up data at two-years from the EVAS FORWARD IDE Study. We reported that we expect this data to be available and submitted to the FDA in the second quarter of 2017, followed by a possible FDA Advisory Committee Panel meeting by the end of 2017, and potential PMA approval of the Nellix EVAS System in the second quarter of 2018.

•
ASCEND Registry - In April 2016, we announced the first data presentation with one-year outcomes from the ASCEND Registry (Aneurysm Study for Complex AAA: Evaluation of Nellix Durability), a physician-initiated registry of the Nellix EVAS System used with aortic branch stent grafts for the treatment of patients with complex AAAs.

AFX
In February 2014, we launched a new proximal extension in the United States, VELA, designed to be used in conjunction with our AFX bifurcated device. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We began a commercial introduction of VELA in Europe in January 2015.
In September 2014, we announced a new clinical study called LEOPARD (Looking at EVAR Outcomes by Primary Analysis of Randomized Data). This study will provide a real-world comparison of the AFX system versus other commercially available EVAR devices. We designed the LEOPARD study to randomize and enroll up to 800 patients at 80 leading centers throughout the United States and commenced enrollment in the first quarter of 2015. The centers are a mix of our current and new customers, with each investigator selecting one competitive device to randomize against AFX. The LEOPARD study is being led by an independent steering committee of leading physicians who are involved with the study and responsible for presenting the results over the five-year follow-up period.

In December 2015, we announced that the AFX Endovascular AAA System for the treatment of AAA received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (MHLW).

In February 2016, we announced the completion of the first United States commercial implant of the Company's AFX2 Bifurcated Endograft System (“AFX2”). AFX2 reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates percutaneous endovascular aneurysm repair, or PEVAR, by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together our ActiveSeal™ technology, DuraPly® PTFE graft material and VELA Proximal Endograft, into an integrated new EVAR system.

In December 2016, we received notice from our Notified Body in the European Union that the CE Mark for AFX and AFX2 would be suspended due to reports of Type III endoleaks with a prior generation of the device. We had, for our current generation of AFX products, implemented device and graft material improvements and updated instructions for use resulting in a substantial reduction in reported Type III endoleaks. We provided documentation of the foregoing reduction in Type III endoleaks to our Notified Body. In January 2017, we received notice from our Notified Body that the CE Mark for AFX and AFX2 had been re-instated, effective immediately.

In addition, in December 2016, we placed a temporary hold on shipments of AFX and AFX2 to complete an investigation of a manufacturing issue with some sizes of these devices. In late December 2016, we removed the temporary hold on, and resumed shipments of, all sizes of AFX and some sizes of AFX2, and in January 2017 we removed the temporary hold on, and resumed shipments of, all sizes of AFX2.

Ovation

In May 2011, we initiated a three-year European Post Market Registry to enroll 500 patients across 30 European Centers. Enrollment ended in December 2013. In January 2017, we announced positive three-year results from the Ovation EU Post Market Registry. The data were presented at the 2017 LINC meeting and showed that the Ovation platform has the broadest range of patient applicability on IFU of all commercially available infrarenal endovascular AAA devices. The resulting outcomes included:

•	99% freedom from aneurysm-related mortality;

•	99% freedom from migration, rupture, and conversion;

•	97% freedom from Type I/III endoleak; and

•	Excellent freedom from secondary intervention for occlusion (97%), Type I endoleak (97%) and Type II endoleak 95%.

In October 2014, TriVascular initiated the LIFE Study to illustrate the potential advantages of a fast tract protocol including PEVAR, no general anesthesia, no time in ICU and a one night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In September 2016, we announced the results of the one-month clinical data from the LIFE Study that demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days and the following highlights of the presentation, with outcomes covering one-month follow-up, include:

•	Low major adverse event (MAE) rate of 0.4%;

•	No ruptures, conversion, or secondary interventions;

•	99% and 100% freedom from type I and type III endoleak;

•	Fast-Track completed in 216 (87%) patients, with positive results compared to non-Fast-Track patients;

•	Procedure time of 84 minutes vs. 110 minutes;

•	General anesthesia use 0% vs. 18%;

•	ICU stay 0% vs. 32%; and

•	Mean hospital stay 1.2 vs. 1.9 days.

In early 2015, TriVascular initiated the LUCY Study, a multi-center post-market registry designed to explore the clinical benefits associated with endovascular aneurysm repair (EVAR) using the Ovation Abdominal Stent Graft Platform in female patients with AAA, as compared to males. It is the first prospective study evaluating EVAR in females, a population that has historically been underrepresented in EVAR clinical trials. Endologix announced completion of enrollment of 225 patients in the LUCY study in February 2017.

In June 2015, the FDA approved the next generation Ovation iX Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation iX Abdominal Stent Graft System. In September 2015, the first patients were treated with the Ovation iX Abdominal Stent Graft System in Europe, and in August 2015, TriVascular initiated the launch of the Ovation iX System in the United States.

In November 2016, we announced at VEITH that the five-year results from the Global Ovation Pivotal Trial were positive and showed the following outcomes:

•	Broad patient applicability, with 40% of the patients treated outside the labeled indications of other endovascular aortic repair (EVAR) devices;

•	Stable aortic neck diameters with an average expansion of 0.1%, compared to 25% as reported with other EVAR devices;

•	Lowest reported MAE rate across EVAR IDE trials;

•	97% Freedom from secondary interventions related to type I endoleak; and

•	No migration, type III endoleaks or conversions.

In August 2016, we announced that the first two patients were treated with the Ovation Alto® Abdominal Stent Graft System; which is the newest device in the Ovation platform of abdominal stent graft systems. Ovation Alto is an investigational device, currently not approved in any market. It expands EVAR to include the treatment of patients with complex AAAs, specifically patients with very short or otherwise challenging aortic neck anatomy. This is achieved by the conformable O-rings with CustomSeal® polymer that have been repositioned near the top of the endograft, providing seal just below the renal arteries. In November 2016, we received Investigational Device Exemption (IDE) approval from FDA to conduct a clinical study with the Ovation Alto® Abdominal Stent Graft System in the United States

PEVAR
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

Patents and Proprietary Information
We believe that our intellectual property and proprietary information is key to protecting our technology. We continue to build a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems, our rights include 35 issued United States issued patents, 11 pending United States patent applications, 29 issued foreign patents and 10 pending foreign patent applications that are related to AFX technologies. Our current aorta treatment related patents have expiration dates from 2017 to 2036. As a result of our acquisition of Nellix, we added additional patents to our portfolio which have evolved to currently include 19 issued United States patents, 19 pending United States applications, and 10 issued foreign patents, with expiration dates from 2017 to 2037. As a result of our merger with TriVascular, we added patent to our portfolio which have evolved to currently including 41 issued United States patents, 20 pending United States patent applications, and 87 issued foreign patents with expiration dates from 2018 to 2037. We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology, while simultaneously avoiding paying unnecessary fees to maintain patents and applications when we believe it is not in our best interest.
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

Third-Party Reimbursement

In the United States, hospitals are the primary purchasers of our EVAR and EVAS Systems. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient's AAA. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for medical treatment. While hospitals are often reimbursed at a fixed rate based on the diagnosis-related group ("DRG") established by the United States Centers for Medicare and Medicaid Service("CMS"), other insurers may negotiate differing approaches with hospitals. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical devices used in that procedure.

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

ICD-10 PCS	Description
Abdominal Aorta
04V03DZ	Restriction of Abdominal Aorta, with Intraluminal Device, Percutaneous Approach
04V04DZ	Restriction of Abdominal Aorta, with Intraluminal Device, Percutaneous Endoscopic Approach
04V03DJ	Restriction of Abdominal Aorta, with Intraluminal Device, Temporary, Percutaneous Approach
04V04DJ	Restriction of Abdominal Aorta, with Intraluminal Device, Temporary, Percutaneous Endoscopic Approach
04U03JZ	Supplement of Abdominal Aorta with Synthetic Substitute, Percutaneous Approach
04U04JZ	Supplement of Abdominal Aorta with Synthetic Substitute, Percutaneous Endoscopic Approach
CMS reimburses these hospital inpatient procedures utilizing the following MS-DRGs. National average reimbursement values are shown.

Aortic and Heart Assist Procedures Except Pulsation Balloon with MCC	$37,598
Aortic and Heart Assist Procedures Except Pulsation Balloon without MCC	$24,017

Outside the United States, market acceptance of medical devices, including EVAR and EVAS systems, depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.
Presently, the European Union ("EU") is updating regulations for the sale and reimbursement of medical devices in EU countries. The current Directives on active implantable medical devices (90/385/EEC) and on medical devices (93/42/EEC) will be replaced by a Regulation on medical devices. The legislation will harmonize such regulations throughout all EU countries. It is expected that the new regulations will require: (i) stricter guidelines for clinical evidence supporting device efficacy; (ii) more powers for regulatory assessment bodies; (iii) stronger supervision of manufacturers, importers and distributors, and (iv) an extended database for medical devices and better traceability throughout the supply chain. The European Commission proposals have been discussed in the European Parliament and in the European Council and they agreed on a final text on 15 June 2016. At this moment in time, work is ongoing to translate the final texts in all the EU official languages and to correct technical inconsistencies. Final formal adoption is expected both on the Council and the Parliament sides during the first semester 2017 and the Regulation would then gradually come into effect from 2017 to 2020.

Government Regulation - Medical Devices

Our medical devices are subject to regulation by various government agencies, including the FDA and similar agencies within governments outside the United States. Each of these agencies requires us to comply with laws and regulations governing the development, qualification, manufacturing, labeling, marketing, and distribution of our medical devices.
United States
In the United States, medical devices are regulated by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are life-sustaining or life-supporting devices. Class III devices require rigorous clinical testing prior to their approval and generally require a premarket approval ("PMA") or PMA supplement approval prior to marketing for sale.
Authorization to commercially distribute a medical device in the United States is generally received in one of two ways. The first, known as premarket notification (i.e., the 510(k) process), requires us to submit data to the United States FDA to demonstrate that our medical device is substantially equivalent to another medical device that is legally marketed in the United States The United States FDA must issue a finding of substantial equivalence before we can commercially distribute our medical device. Devices that receive a finding of substantial equivalence are referred to as 510(k)-cleared devices. Modifications to medical devices cleared under the 510(k) process can be made under the 510(k) process, or without the 510(k) process if the changes do not significantly affect safety or effectiveness.
The second process, known as premarket approval (i.e., the PMA process), requires us to collect and submit nonclinical and human clinical data on the medical device for its intended use to demonstrate that it is safe and effective. Human clinical data must be collected in compliance with FDA IDE regulations. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights. In the PMA process, the FDA will approve the medical device and thereby authorize its commercial distribution in the United States if it determines that the probable benefits outweigh the risks for the intended patient population, and, therefore, makes a determination of reasonable assurances of safety and effectiveness. The PMA process takes longer and is more expensive than the 510(k) process. Our Powerlink, IntuiTrak AFX, and Ovation EVAR Systems were approved through this PMA process. The Nellix EVAS System is currently engaged in the PMA process and will be made commercially available in the United States following PMA approval.
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
In the EU, one regulatory approval process exists. We must comply with the requirements of the Medical Devices Directive ("MDD"), and appropriately affix the CE Mark on our products to attest to such compliance. To obtain a CE Mark, our products must meet minimum standards of safety, performance, and quality (i.e., "Essential Requirements"), and then comply with defined conformity assessment routes. A notified body, selected by us, assesses our Quality Management System and our product conformity to the Essential Requirements and the requirements of the MDD. The notified body must perform regular inspections to verify compliance. The EU government ministries of health ("Competent Authorities") oversee human clinical studies and post-market surveillance of approved products, referred to as Vigilance Reporting. We are required to report device failures and serious adverse events potentially related to product use to responsible Competent Authorities. We also must comply with additional requirements of individual countries in which our products are marketed. Our Powerlink, AFX, and Ovation EVAR Systems and Nellix EVAS System were approved through the CE marking process.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or "Shonin." In Japan, the Ministry of Health, Labor, and Welfare ("MHLW"), with administration by the Pharmaceutical and Medical Devices Agency, regulates medical devices under the Pharmaceuticals and Medical Device Law ("PMD"). Our quality management system and product conformity to the PMD are overseen by MHLW and Pharmaceutical and Medical Devices Agency ("PMDA"). Our Powerlink and AFX EVAR Systems were approved through the Shonin process. The Ovation EVAR System and the Nellix EVAS System require future approval through the process in order to be commercially available in Japan.
To be sold in China, all medical devices are required to have licenses from the China Food and Drug Administration ("CFDA") (formerly State Food & Drug Administration or SFDA). Quality system, premarket testing and clinical investigation are required for Class II and III devices. CFDA released a new regulation on Innovative Medical Device Registration Applications ("IMDR") in March 2014, which Endologix may utilize to register its product in China. Class II and III submissions will have a full application review conducted; this will include a technical and administrative review. Novel and high-risk products may also be subject to an Expert Panel Meeting (which may result in an additional 4 to 6 months to the review process), and CFDA may conduct an onsite QMS audit of manufacturing facilities. The AFX and Ovation EVAR Systems as well as the Nellix EVAS System requires future approval through the process in order to be commercially available in China.
We are also subject to other local, state, federal and international regulations relating to a variety of areas including laboratory practices, manufacturing practices, medical device export, quality system practices, as well as health care reimbursement and delivery of products and services.
United States and Foreign Government Regulations - Healthcare Fraud and Abuse and Privacy Laws

Healthcare Fraud and Abuse
We are subject to various United States and foreign governmental laws and regulations relating to the manufacturing, labeling, marketing and selling of our products, non-compliance with which could adversely affect our business, financial condition and results of operations. We have implemented and maintain a comprehensive compliance program that includes ongoing risk assessment, development of relevant policies, monitoring, and training of our employees to ensure compliance with United States and foreign laws and regulations.
Various United States federal and state laws and regulations pertaining to health care fraud and abuse govern how we can and cannot do business in the United States and globally, including the federal False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, the federal Anti-Kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal health care program, and similar state false claims and anti-kickback laws and regulations that apply to state funded health care programs. Violations of these laws and regulations are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in federal and/or state health care programs, including Medicare and Medicaid. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.

We conduct a significant amount of sales activity outside of the United States. We intend to continue to pursue growth opportunities internationally, including in emerging markets. Our international operations are, and will continue to be, subject to a complex set of laws and regulations, including:

•	Foreign medical reimbursement policies and programs;

•	Complex data privacy requirements and laws;

•	Ever-changing and contradictory country-specific guidelines, transparency requirements and laws;

•
The Foreign Corrupt Practices Act, a United States law, which prosecutes United States companies who engage in bribery when doing business with physicians, distributors, agents, and other third parties outside the United States Many physicians outside the United States are considered government officials, and United States companies, together with individuals who engaged in the bribery, face civil and criminal sanctions both in the United States and any country where bribery of a government official violates the law of that country;

•	Foreign anti-corruption laws, such as the UK Bribery Act; and

•	Trade protection measures, including import or export restrictions or sanctions, that may restrict us from doing business in and/or shipping products to certain parts of the world.

The foregoing are subject to change and evolving interpretations and any violation thereof could subject us to financial or other penalties.
US and Foreign Privacy Laws
We are subject to various United States federal and state privacy and security laws and regulations that protect the security and privacy of individually identifiable health information. We are mindful that our systems require significant resources and oversight to protect employee, patient, physician and customer information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or other penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences.
We are also impacted by the privacy and security requirements of countries outside the United States Privacy standards in Europe and Asia have become stricter. Enforcement actions and financial penalties related to privacy in the EU are growing, and foreign governmental authorities have passed new laws and restrictions relating to privacy requirements and standards. The management of cross border transfers of information among and outside of EU member countries is becoming more complex, which may affect our consulting arrangements with physicians or our clinical research activities, as well as product offerings that involve transmission or use of clinical data.
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
Product Liability
The manufacture and marketing of medical devices carries the significant risk of financial exposure to product liability claims. Our products are used in situations in which there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. We are currently covered under a product liability insurance policy with coverage limits of $20 million per occurrence and $20 million per year in the aggregate, subject to customary deductible of $150,000.
Employees
As of December 31, 2016, we had 782 employees (as compared to 619 employees as of December 31, 2015), including 306 in manufacturing, 47 in research and development, 44 in regulatory and clinical affairs, 80 in quality, 224 in sales and marketing, and 81 in administration. We believe that the success of our business will depend, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments to these reports, as applicable, available on our website, at www.endologix.com, free of charge as soon as practicable after filing or furnishing such reports with the United States Securities and Exchange Commission ("SEC").

All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

Endologix®, AFX®, Nellix®, IntuiTrak®, Ovation®, VELA®, Ovation Prime®, Duraply®, Ovation Alto®, and CustomSeal®, are registered trademarks of Endologix, Inc. and its subsidiaries and ActiveSeal™ and the respective product logos are trademarks of Endologix, Inc. and its subsidiaries.

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
Risks Related to our Merger with TriVascular
We may be unable to realize the anticipated revenue, operating synergies and other potential benefits of our merger with TriVascular in a timely manner or at all. As a result, our business, results of operations and financial condition may be adversely affected.
The success of our merger with TriVascular depends, in part, on our ability to achieve the anticipated revenue, operating synergies and other potential benefits of the merger. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to integrate our operations in an efficient and effective manner. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We operate numerous systems, including those involving accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. We may also have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. We may have difficulty in integrating our commercial organizations, including in particular distribution arrangements. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of our management to integrate successfully our operations or to do so within a longer time frame than expected could have an adverse effect on our business, results of operations and financial condition. The integration also may result in unanticipated expenses, liabilities, competitive responses and loss of customer relationships. Even if our operations are integrated successfully with TriVascular’s, we may not be able to realize the full benefits of the transaction, including the anticipated operating and cost synergies, growth opportunities or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.
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
In connection with the accounting for the merger, we expect to record a significant amount of goodwill and other intangible assets. Under United States generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could adversely affect our operating results and financial condition in future periods.
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
In addition to developing new products and growing our business internally, we have sought to grow through combinations with complementary businesses. Examples include, in addition to our recently completed merger with TriVascular, our merger with Nellix in 2010. Such business combination transactions involve risks, including the risk that we may fail to realize some or all of the anticipated benefits of the transaction. For example, the success of our recent business combination transactions largely depends on our ability to realize anticipated growth opportunities for existing products and potential new products. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation, the results of clinical trials, the receipt of applicable regulatory approvals, obtaining and maintaining intellectual property rights and further developing an effective sales and marketing organization in global markets. Although we carefully plan our business combination transactions, we may be unable to realize the expected benefits of such transactions.
Our success depends on the growth in the number of AAA patients treated with endovascular devices.
We estimate that over 200,000 people are diagnosed with AAA in the United States annually, and approximately 60,300 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Initiatives to increase screening for AAA include SAAAVE, which was signed into law on February 8, 2006 in the United States. SAAAVE will provide one-time AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease. Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
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
Sales of our products outside the United States represented approximately 29% of our revenue in 2016. As of December 31, 2016, we sold our products through 57 distributors located in the following countries outside of the United States: Argentina, Brazil, Chile, Columbia, Czech Republic, Israel, Japan, Mexico, Austria, Latvia, Romania, Poland, Sweden, Switzerland, Denmark, Finland, Iceland, Portugal, Spain, Slovakia, Norway, Italy, Hungary, Greece, Thailand, Singapore, Malaysia, Hong Kong, Vietnam, Russia, Jordan, Bulgaria, Cyprus, Philippines, Costa Rica, Ecuador, Estonia, Lithuania, Panama, Peru, Venezuela, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, United Arab Emirates, Australia and Turkey. The sales territories authorized within these various distribution agreements cover a total of 48 countries. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive United States and foreign governmental trade, import and export, and custom regulations and laws.
Pursuant to the SEC rules regarding disclosure of the use of certain minerals in our products, known as "conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Although we intend to disclose that we utilized certain of the four conflict minerals in our products in our conflict minerals report for the 2016 calendar year, we have been unable in all instances to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.
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
Substantially all of our sales outside of the United States are denominated in local currencies and not in United States dollars. Measured in local currency, a substantial portion of our international sales was generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of our international sales varies with currency exchange rate fluctuations. Decreases in the value of the United States dollar to the Euro or the British Pound Sterling have the effect of increasing our reported revenues even when the volume of international sales has remained constant. Increases in the value of the United States dollar relative to the Euro or the British Pound Sterling, as well as other currencies, have the opposite effect and, if significant, could have a material adverse effect on our reported revenues and results of operations.
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
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending United States and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained, or will obtain, may be challenged by re-examination, inter partes review, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the United States. In addition, changes in United States patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders.
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
The manufacture, marketing and sale of our commercial products, and the clinical testing of our products under development, may expose us to significant risk of product liability claims. In the past, we have had a small number of product liability claims relating to our products, none of which either individually, or in the aggregate, have resulted in a material negative impact on our business. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business. Such claims could divert our management from pursuing our business strategy and may be costly to defend. Regardless of the merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	significant litigation and other costs;

•	substantial monetary awards to or costly settlements with patients;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize new products.

Although we have, and intend to maintain, product liability insurance, the coverage limits of our insurance policies may not be adequate to protect us from any liabilities we may incur, and one or more claims brought against us for uninsured liabilities or in excess of our insurance coverage may have a material adverse effect on our business and results of operations. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our reputation and financial condition, strain our management and other resources and adversely affect or eliminate the prospects for commercialization or sales of a product which is the subject of any such claim. In addition, a recall of our products, whether or not as a result of a product liability claim, could result in decreased demand for our products, injury to our reputation, significant litigation and other costs, substantial monetary awards to or costly settlements with patients, loss of revenue and our inability to commercialize new products or product candidates.

We currently are involved in litigation, and may face future claims, that could adversely affect our business and financial condition, divert management’s attention from our business, and subject us to significant liabilities.

On January 3, 2017, a stockholder purporting to represent a class of persons who purchased our securities between August 2, 2016 and November 16, 2016, filed a lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The lawsuit alleges that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for our Nellix EVAS System. On January 11, 2017, a second stockholder filed a similar lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The plaintiffs seek unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation.

Although we believe that these lawsuits are without merit and intend to defend ourselves vigorously, we are not able to predict the ultimate outcome of these lawsuits. It is possible that they could cause us to incur substantial costs and that they could be resolved adversely to us, result in substantial damages, result in or be connected to additional claims, and divert management’s attention and resources, any of which could harm our business. While we maintain director and officer liability insurance, the amount of insurance coverage may not be sufficient to cover these claims and other claims to which we may become subject, and the continued availability of this insurance cannot be assured. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition and could subject us to adverse publicity and require us to incur significant legal fees.

Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
Our future success depends, in part, upon our ability to retain and motivate key managerial, technical, and sales personnel, particularly John McDermott, our Chief Executive Officer, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies. We may be unsuccessful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Key personnel may depart because of difficulties with change or a desire not to remain with our company. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.
If our facilities or systems are damaged or destroyed, we may experience delays that could negatively impact our revenues or have other adverse effects.
Our facilities and systems may be affected by natural or man-made disasters. We currently conduct our manufacturing, development and management activities in Santa Rosa, California and Irvine, California, near known earthquake fault zones. Our finished goods inventory is split between our Santa Rosa and Irvine locations and our distribution centers in Memphis, Tennessee and Tilburg, The Netherlands. We have taken precautions to safeguard our facilities and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems may be vulnerable to earthquakes, fire, storm, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any particular case and may not continue to be available to use on acceptable terms, or at all.
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
We have a history of operating losses and may need to seek additional capital in the future. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 24 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for our existing and future products;

•	the revenues generated by sales of our existing and future products;

•	the need for additional capital to fund future development programs;

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing and increased sales and marketing capabilities; and

•	whether we are successful if we enter into collaborative relationships with other parties.
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
While we currently have insurance for our business, property, directors and officers, and product liability. Such insurance coverage is increasingly costly and the scope of coverage is narrower, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to cover the amounts outside of or in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant costs associated with loss or damage that could have an adverse effect on our financial position and results of operations. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all. We do not have the financial resources to self-insure, and it is unlikely that we will have these financial resources in the foreseeable future. Our product liability insurance covers our products and business operations, but we may need to increase and expand this coverage commensurate with our expanding business.
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
On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “PPACA”). The total cost imposed on the medical device industry by the PPACA may be up to approximately $20 billion over ten years. The PPACA includes, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. This excise tax will result in a significant increase in the tax burden on our industry, and if any efforts we undertake to offset the excise tax are unsuccessful, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.
On December 18, 2015, President Obama signed the Consolidated Appropriations Act of 2016, which imposed a two-year moratorium on the 2.3% excise tax beginning on January 1, 2016 and ending on December 31, 2017. Upon the end of this period we believe the PPACA could continue to have an adverse effect on our results of operations and cash flows.
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
Our products must comply with regulatory requirements imposed by the FDA in the United States, and similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA Regulations (Title 21 CFR);

•	European Union CE mark requirements, including the new Medical Device Regulations and MEDDEV 2.7.1 Rev.4, which implement stricter requirements for clinical data to support new product approvals;

•	Other international regulatory approval requirements;

•	Medical Device Quality Management System Requirements (21 CFR 820, ISO 13485:2003, IOS 13485:2012, and other similar international regulations);

•	Occupational Safety and Health Administration requirements; and

•	California Department of Health Services requirements.

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
The products we currently market have been cleared or approved by the FDA and international regulatory authorities for specific treatments and anatomies. We cannot, however, prevent a physician from using our products outside of those cleared/approved indications for use, known as “off-label” use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force to not promote our products for off-label uses. Furthermore, the use of our products for indications other than those cleared/approved by the FDA or international regulatory authorities may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
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
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. On June 17, 2014, we issued an additional 2.7 million shares of our common stock to the former stockholders of Nellix upon achievement of a revenue-based milestone. One additional regulatory related milestone remains, and the maximum aggregate number of shares of our common stock remaining issuable to the former Nellix stockholders upon our achievement of such regulatory milestone, or upon a change of control of our company prior to our achievement of such milestone, assuming the average per share closing price of our common stock (as determined under the terms of the Nellix merger agreement) at such time is 2.0 million shares.
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
Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.
Our quarterly revenues and results of operations may fluctuate due to, among others, the following reasons:

•	physician acceptance of our products;

•	the conduct and results of clinical trials;

•	the timing and expense of obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	the introduction of new products by our competitors;

•	the timing of product launch may lead to excess or obsolete inventory;

•	supplier, manufacturing or quality problems with our devices;

•	litigation expenses;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in third-party payors’ reimbursement policies.

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
The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of medical device companies, like ours, has been very unpredictable and may vary in response to:

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

We may not achieve our financial guidance or projected goals and objectives in the time periods that we anticipate or announce publicly, which could have an adverse effect on our business and could cause the market price of our ordinary shares to decline.

We typically provide financial guidance that is based on management’s then current expectations and typically does not contain any significant margin of error or cushion for any specific uncertainties or for the uncertainties inherent in all financial forecasting. The failure to achieve our financial guidance or the projections of analysts and investors could have an adverse effect on our business, disappoint analysts and investors, and cause the market price of our common stock to drop. We also set goals and objectives for, and make public statements regarding, the timing of certain accomplishments and milestones regarding our business or operating results, such as the timing of financial objectives, new products, clinical trials, and regulatory actions. The actual timing of these events can vary dramatically due to a number of factors, including the risk factors described in this report. As a result, we may be unable to achieve our projected goals and objectives in the time periods that we anticipate or announce publicly. The failure to achieve such projected goals and objectives in the time periods that we anticipate or announce publicly could have an adverse effect on our business, disappoint investors and analysts, and cause the market price of our common stock to decline.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they wish at prevailing prices.
The average daily trading volume in our common stock for the twelve months ended December 31, 2016 was approximately 1,317,215 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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

Our Rosmalen facility is an administrative office of approximately 2,900 square feet and, in August 2015, we extended the lease term until December 2020.
As a result of our merger with TriVascular, we acquired approximately 110,000 square feet of research and development and manufacturing facilities in Santa Rosa, California under an operating lease scheduled to expire in February 2018, which may be renewed for an additional five years.
We believe that all of our facilities and equipment are in good condition, suitable and adequate for their purposes, and are maintained on a consistent basis for sound operations.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$17.07	$13.93
Second Quarter	17.92	15.04
Third Quarter	15.44	11.71
Fourth Quarter	13.98	8.54
Year Ended December 31, 2016
First Quarter	$10.04	$6.51
Second Quarter	13.60	8.13
Third Quarter	14.50	11.33
Fourth Quarter	13.25	4.78

On February 27, 2017, the closing price of our common stock on the NASDAQ Global Select Market was $6.69 per share, and there were 254 holders of record of our common stock.
The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2011 through December 31, 2016, with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The comparison assumes $100 was invested on December 31, 2011 in our common stock at the then closing price of $7.15 per share.

Comparison of 5 Year Cumulative Total Return*
Among Endologix, Inc., the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index
*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Dividend Policy
We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Bank of America prohibit us from paying cash dividends without their consent.

Item 6.	Selected Financial Data
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2016, 2015, and 2014 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$192,925	$153,612	$147,588	$132,257	$105,946
Cost of goods sold	69,133	51,821	41,801	32,750	25,282
Gross profit	123,792	101,791	105,787	99,507	64,671
Operating expenses:
Research and development	32,337	26,421	21,616	16,199	16,571
Clinical and regulatory affairs	16,215	15,418	13,243	8,679	6,343
Marketing and sales	107,759	78,213	73,411	63,588	53,953
General and administrative	41,044	29,581	26,663	21,409	20,266
Restructuring Cost	11,093	—	—	—	—
Contract termination and business acquisition expenses	5,768	5,071	—	—	422
Settlement costs	4,650	—	—	—	5,000
Total operating expenses	218,866	154,704	134,933	109,875	102,555
Loss from operations	(95,074)	(52,913)	(29,146)	(10,368)	(21,891)
Total other income (expense)	(59,105)	(6,848)	(3,334)	(5,710)	(13,352)
Net loss before income tax benefit (expense)	(154,179)	(59,761)	(32,480)	(16,078)	(35,243)
Income tax benefit (expense)	(498)	9,337	62	10	(531)
Net loss	$(154,677)	$(50,424)	$(32,418)	$(16,068)	$(35,774)
Basic and diluted net loss per share	$(1.91)	$(0.75)	$(0.50)	$(0.26)	$(0.60)
Shares used in computing basic and diluted loss per share	80,976	67,671	65,225	62,607	59,811

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents and marketable securities	$47,108	$177,321	$86,669	$126,465	$45,118
Accounts receivable, net	$34,430	$28,531	$26,113	$24,972	$22,600
Total assets	$359,684	$331,050	$248,209	$256,197	$165,103
Convertible Notes	$177,178	$167,748	$70,407	$67,101	$—
Total liabilities	$246,891	$227,743	$124,059	$151,556	$70,629
Accumulated deficit	$453,601	$298,924	$248,500	$216,082	$200,014
Total stockholders’ equity	$112,793	$103,307	$124,150	$104,641	$94,474

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
Our Business
Our corporate headquarters is located in Irvine, California and manufacturing facilities are located in Irvine and Santa Rosa, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), our innovate solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
We sell our products through (i) our direct United States and European sales forces and (ii) third-party international distributors and agents in other parts of the world.

See Item 1., "Business," for a discussion of:

•	Company Overview and Mission

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Product Development and Clinical Trials

Endologix®, AFX®, Nellix®, IntuiTrak®, Ovation®, VELA®, Ovation Prime®, Duraply®, Ovation Alto®, and CustomSeal®, are registered trademarks of Endologix, Inc. and its subsidiaries and ActiveSeal™ and the respective product logos are trademarks of Endologix, Inc. and its subsidiaries.

2016 Overview
2016 was an important year of advancing our new product pipeline, generating clinical evidence and global expansion. On February 3, 2016, we consummated the merger with TriVascular which expanded our sales force, product pipeline and new technologies. We completed the TriVascular integration, advanced our strategic initiatives and exit the year remaining positioned to execute on our long-term strategy.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee of the Board of Directors periodically reviews our significant accounting policies. Our critical accounting policies arise in conjunction with the following:
•Revenue recognition and accounts receivable
•Inventory - lower of cost or market
•Business Combinations
•Goodwill and intangible assets - impairment analysis
•Stock-based compensation
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
Business Combinations
The application of acquisition accounting to a business acquisition requires that we identify the individual assets acquired and liabilities assumed and estimate the fair value of each. The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with the purchase price exceeding the fair values being recognized as goodwill. Determining fair value of identifiable assets, particularly intangibles, liabilities acquired and contingent obligations assumed requires management to make estimates. In certain circumstances, the allocations of the purchase price are based upon preliminary estimates and assumptions and subject to revision when we receive final information, including appraisals and other analysis. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. We will recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.
Goodwill and intangible assets often represent a significant portion of the assets acquired in a business combination. We recognize the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets consist primarily of technology, customer relationships, and trade name and trademarks acquired in business combinations and in-process research and development (“IPR&D”). We generally assess the estimated fair values of acquired intangibles using a combination of valuation techniques. To estimate fair value, we are required to make certain estimates and assumptions, including future economic and market conditions, revenue growth, market share, operating costs and margins, and risk-adjusted discount rates. Our estimates require significant judgment and are based on historical data, various internal estimates, and external sources. Our assessment of IPR&D also includes consideration of the risk of the projects not achieving technological feasibility.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in United States GAAP when it becomes effective. The FASB agreed to a one-year deferral of the revenue recognition standard's effective date for all entities. The new revenue standard is effective for the Company on January 1, 2018. Early application is permitted, but not before the original effective date, which would have been January 1, 2017 for the Company. The new revenue standard permits the use of either the full retrospective or modified retrospective transition method; these methods may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.

Accordingly and in 2016, we established a cross-functional implementation team to analyze the impact of the new revenue standard. This preliminary analysis included the review of an initial sample of contracts, as well as reviewing current accounting policies and customary business practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. As the Company continues to assess all potential effects of the new revenue standard, it currently expects revenue related to the completion of an EVAR or EVAS procedure in hospitals, when the EVAR or EVAS products are implanted in a patient, to remain substantially unchanged. The Company also plans to select a larger sample from its population of contracts in search of additional attributes. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new revenue standard. The Company currently expects to adopt the new revenue standard in its first quarter of 2018 utilizing the modified retrospective adoption method. The Company currently does not expect the new revenue standard will have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements. The foregoing preliminary assessments or expectations are subject to change pending further analysis through the 2017 year.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to immediately recognize the tax consequences of intercompany transfer other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is assessing the impact this guidance will have on its consolidated financial statements.

Results of Operations
Operations Overview - 2016, 2015, and 2014
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Year Ended December 31,
	2016		2015		2014
Revenue	$192,925	100.0%	$153,612	100.0%	$147,588	100.0%
Cost of goods sold	69,133	35.8%	51,821	33.7%	41,801	28.3%
Gross profit	123,792	64.2%	101,791	66.3%	105,787	71.7%
Operating expenses:
Research and development	32,337	16.8%	26,421	17.2%	21,616	14.6%
Clinical and regulatory affairs	16,215	8.4%	15,418	10.0%	13,243	9.0%
Marketing and sales	107,759	55.9%	78,213	50.9%	73,411	49.7%
General and administrative	41,044	21.3%	29,581	19.3%	26,663	18.1%
Restructuring costs	11,093	5.7%	—	—%	—	—%
Settlement costs	4,650	2.4%	—	—%	—	—%
Contract termination and business acquisition expenses	5,768	3.0%	5,071	3.3%	—	—%
Total operating expenses	218,866	113.4%	154,704	100.7%	134,933	91.4%
Loss from operations	(95,074)	(49.3)%	(52,913)	(34.4)%	(29,146)	(19.7)%
Total other income (expense)	(59,105)	(30.6)%	(6,848)	(4.5)%	(3,334)	(2.3)%
Net loss before income tax benefit	(154,179)	(79.9)%	(59,761)	(38.9)%	(32,480)	(22.0)%
Income tax benefit	(498)	(0.3)%	9,337	6.1%	62	—%
Net loss	$(154,677)	(80.2)%	$(50,424)	(32.8)%	$(32,418)	(22.0)%
Year Ended December 31, 2016 versus December 31, 2015
Revenue

	Year Ended December 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Revenue	$192,925	$153,612	$39,313	25.6%

US Sales. Net sales totaled $136.1 million for the year ended December 31, 2016, a 27% increase from $107.2 million in the year ended December 31, 2015. This increase was driven by sales contributed from products acquired as part of the TriVascular merger offset by the impact of the AFX and AFX2 products hold in the quarter ended December 31, 2016.

International Sales. Net sales of products in our international regions totaled $56.8 million for the year ended December 31, 2016, a 22% increase from $46.4 million in the year ended December 31, 2015, primarily due to sales contributed from products acquired as part of the TriVascular merger. Our international sales for the year ended December 31, 2016 included the impact from the temporary AFX CE Mark suspension along with the AFX and AFX2 products hold in the quarter ended December 31, 2016.

Net sales contributed from products acquired as part of the TriVascular merger totaled $40.0 million for the year ended December 31, 2016.

Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Year Ended December 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Cost of goods sold	$69,133	$51,821	$17,312	33.4%
Gross profit	123,792	101,791	22,001	21.6%
Gross margin percentage (gross profit as a percent of revenue)	64.2%	66.3%	(2.1)%
Gross margin for the year ended December 31, 2016 decreased to 64.2% from 66.3% for the year ended December 31, 2015. The increase in cost of goods sold is largely due to the impact of purchase price accounting for inventory and intangible assets acquired in the TriVascular merger as well as due to the increase in sales.

Operating Expenses

	Year Ended December 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Research and development	$32,337	$26,421	$5,916	22.4%
Clinical and regulatory affairs	16,215	15,418	797	5.2%
Marketing and sales	107,759	78,213	29,546	37.8%
General and administrative	41,044	29,581	11,463	38.8%
Restructuring costs	11,093	—	11,093	100.0%
Settlement costs	4,650	—	4,650	100.0%
Contract termination and business acquisition expenses	5,768	5,071	697	13.7%
Research and development. The $5.9 million increase in research and development expenses was attributable to increased product development investments related to Ovation.
Clinical and regulatory affairs. The $0.8 million increase in clinical and regulatory affairs expenses is due to increased regulatory fees and costs to support ongoing clinical activities, such as LUCY, EVAS FORWARD IDE and LEOPARD.
Marketing and sales. The $29.5 million  increase in marketing and sales expenses for the year ended December 31, 2016, as compared to the prior year period, was driven by the integration of the TriVascular sales and marketing organization.
General and administrative. The $11.5 million increase in general and administrative expenses is primarily attributable to an increase in headcount related to the TriVascular merger, higher professional fees and stock-based compensation.
Restructuring Costs. The $11.1 million increase in restructuring costs for the year ended December 31, 2016 is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.

Settlement Costs. The $4.7 million in settlement costs for the year ended December 31, 2016 is a result of the LifePort settlement.

Contract Termination and Business Acquisition Expenses. The $0.7 million increase in contract termination and business acquisition expenses for the year ended December 31, 2016, was primarily related to termination of some of our international distributors as well as transaction related expenses associated with the TriVascular merger.

Other income (expense), net

	Year Ended December 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(59,105)	$(6,848)	$(52,257)	>100%
Other income (expense), Net. Other expense for the year ended December 31, 2016 consists mainly of interest expense of $15.8 million, the change in fair value of derivative of $43.8 million, $2.1 million currency re-measurement loss and a non-cash benefit of $2.5 million related to the fair value of the Nellix contingent consideration. Other Expense for the year ended December 31, 2015 includes interest expense associated with our convertible notes of $7.5 million, a non-cash expense of $0.1 million related to the fair value of the Nellix contingent consideration offset by $0.5 million currency re-measurement gain of certain assets and liabilities that were not transacted in the functional currency of the corresponding operating entity and $0.2 million of interest income.
Provision for Income Taxes

	Year Ended December 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$(498)	$9,337	$(9,835)	>100%
Our income tax expense was $0.5 million and our effective tax rate was (0.3)% for the twelve months ended December 31, 2016 due to our tax positions in various jurisdictions. Our income tax benefit of $9.3 million for the twelve months ended December 31, 2015 was due to our recognition of a deferred tax liability of $9.6 million as a result of the temporary difference between the carrying value and the tax basis of the 3.25% Senior Notes. This liability which was recorded as an adjustment to the additional paid-in capital resulted in a reduction of our valuation allowance which was recorded as a benefit to income tax expense in 2015. During the twelve months ended December 31, 2016 and 2015, we had operating legal entities in the United States, Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Year Ended December 31, 2015 versus December 31, 2014
Revenue

	Year Ended December 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Revenue	$153,612	$147,588	$6,024	4.1%

US Sales. Net sales increased by $1.1 million due to continued physician adoption of AFX.

International Sales. Net sales of products in our international regions increased by $4.9 million due to new distributor contract in Japan, strong sales growth related to Nellix offset by unfavorable foreign currency.

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

Gross margin for the year ended December 31, 2015 decreased to 66.3% from 71.7% in prior year. The increase in cost of goods sold, and corresponding decrease to gross margin, is largely due to a $7.9 million increase in the reserve for product inventory related to our global transition to DuraPly ePTFE Graft Material for the AFX® Endovascular AAA System, a reserve for product inventory related to product transition and a provision for Nellix inventory that will become obsolete due to quality and process improvements. The decrease is also due to product and geography mix with a greater proportion of sales from international markets, which have lower average selling prices; in addition, Nellix has a higher cost to produce compared to AFX.

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
General and administrative. The $2.9 million increase in general and administrative expenses is attributable to additional personnel in United States and Europe to support our business growth, professional fees, litigation costs, stock-based compensation and investment in information technology projects. Our 2015 general and administrative expenses include a favorable foreign currency impact of $0.6 million when compared to 2014.
Contract termination and business acquisition. The $5.1 million increase in contract termination and business acquisition expense was attributable to $3.1 million for our TriVascular business acquisition and $1.9 million for a contract termination fee with a distributor in Japan.
Other income (expense), net

	Year Ended December 31,
	2015	2014	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(6,848)	$(3,334)	(3,514)	105.4%
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
For the twelve months ended December 31, 2015, our provision for income taxes was $9.3 million and our effective tax rate was 15.6% for the year ended December 31, 2015. The increase in our income tax benefit of $9.3 million was due to our recognition of a deferred tax liability of $9.6 million as a result of the temporary difference between the carrying value and the tax basis of the 3.25% Senior Notes. This liability which was recorded as an adjustment to the additional paid-in capital resulted in a reduction of our valuation allowance which was recorded as a benefit to income tax expense in 2015.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of December 31, 2016, 2015, and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$26,120	$124,553	$26,798
Marketable securities	$20,988	$52,768	$59,871
Accounts receivable, net	$34,430	$28,531	$26,113
Total current assets	$129,845	$236,412	$147,767
Total current liabilities	$44,902	$50,855	$29,624
Working capital surplus (a)	$84,943	$185,557	$118,143
Current ratio (b)	2.9	4.6	5.0
Days sales outstanding ("DSO") (c)	67	67	62
Inventory turnover (d)	2.0	1.8	1.6
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

Year Ended December 31, 2016 versus December 31, 2015

Operating Activities
Cash used in operating activities was $74.8 million for the year ended December 31, 2016, as compared to cash used in operating activities of $31.1 million in the prior year period. The increase in cash usage was primarily due to (i) funding the increased net loss of $154.7 million, (ii) an increase in accounts receivable and other receivables of $2.9 million and (iii) a decrease in accounts payable of $5.2 million. These increases in cash usage were partially offset by non-cash stock-based compensation of $12.3 million, depreciation and amortization of $9.1 million, an increase in accrued payroll of $7.1 million, a decrease in inventory expenditures of $3.5 million, an increase in accrued expenses and other current liabilities of $2.9 million, non-cash accretion of interest on convertible note of $9.5 million, and change in fair value of derivative non-cash of $43.8 million.
During the twelve months ended December 31, 2016 and 2015, our cash collections from customers totaled $193.9 million and $152.7 million, respectively, representing 101% and 99% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the twelve months ended December 31, 2016 was $28.5 million, as compared the cash provided by inventing activities of $2.9 million in the prior period. For the twelve months ended December 31, 2016, cash used in investing activities consisted of $60.6 million used for the acquisition of TriVascular, $21.0 million used to purchase marketable securities and $2.8 million used for machinery and equipment purchases. This is offset by proceeds from the maturities of marketable securities of $55.9 million. Cash provided by investing activities for the twelve months ended December 31, 2015 was $2.9 million and consisted of proceeds from maturity of marketable securities of $89.7 million. This is offset by (i) purchases of marketable securities of $82.6 million and (ii) machinery and equipment purchases for $4.2 million.
Financing Activities
Cash provided by financing activities was $5.3 million for the twelve months ended December 31, 2016, as compared to cash provided by financing activities of $126.7 million in the prior year period. For the twelve months ended December 31, 2016, cash provided by financing activities consisted of $6.3 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, offset by $0.9 million used to pay deferred financing costs and $0.1 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period. Cash provided by financing activities for twelve months ended December 31, 2015 consisted of (i) proceeds of $5.8 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan; and (ii) net proceeds from issuance of convertible debt of $121.4 million, offset by $0.5 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.

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

Credit Arrangements
See Note 6 of the Notes to the Consolidated Financial Statements. The Company was in compliance with all debt covenants as of December 31, 2016.

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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the United States As of December 31, 2016, these subsidiaries hold an aggregate $8.0 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the United States However, in the event that we required additional funds in the United States and had to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of December 31, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	2017	2018	2019	2020	2021	2022 and thereafter
Long-term debt obligations	$211,250	$—	$86,250	$—	$125,000	$—	$—
Interest on debt obligations	20,132	6,003	6,003	4,063	4,063	—	—
Operating lease obligations	34,209	3,751	2,643	2,418	2,512	2,484	20,401
Total	$265,591	$9,754	$94,896	$6,481	$131,575	$2,484	$20,401

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
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
We do not believe that we currently have material exposure to interest rate or foreign currency transaction risks.
Interest Rate Risk. We have investments in United States Government and agency securities, corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.
We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $90 thousand decrease in the fair value of our investments as of December 31, 2016. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer (with the exception of United States agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.
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
We are exposed to market risk for changes in interest rates on the MidCap Credit Facility. All outstanding amounts under the MidCap Credit Facility bear interest at a variable rate equal to LIBOR, plus 4.10%. As of December 31, 2016, we had no amounts outstanding under the MidCap Credit Facility.

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
Foreign Currency Transaction Risk. While a majority of our business is denominated in the United States dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $2.1 million of loss in 2016, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.
Market Price Sensitive Instruments. In connection with our merger with TriVascular Technologies, Inc. (“TriVascular”) in February 2016, we issued 13.6 million shares of our common stock as consideration to the former stockholders of TriVascular. As a result of our issuance of such shares in the merger, the quantity of authorized common shares available for future issuance at that time was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments included the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the prior Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required us, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 we re-classed $24.8 million of the equity component of the Senior Notes to derivative liabilities which will be marked to market each period. For the year ended December 31, 2016, we recorded $43.8 million as a fair value adjustment of derivative liabilities primarily based on our stock price increasing from $7.42 to $13.06 from the date of reclassification. The value of the derivative liability and our earnings was subject to market price risk until we increased the number of our authorized common shares to alleviate the deficiency. In June 2016, upon the approval of our stockholders, we amended our certificate of incorporation to increase the number of our authorized common shares eliminating the authorized share deficiency.

Item 8.         Financial Statements and Selected Supplementary Data

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2016

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited the accompanying consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endologix, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with United States generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endologix, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 1, 2017
Irvine, California

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endologix, Inc.:
We have audited Endologix, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Endologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Endologix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”).
Endologix, Inc. acquired TriVascular Technologies, Inc. on February 3, 2016, and management excluded from its assessment of the effectiveness of Endologix, Inc.’s internal control over financial reporting as of December 31, 2016, TriVascular Technologies, Inc.’s internal control over financial reporting associated with 5% of total assets and 2% of total net sales included in the consolidated financial statements of Endologix, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Endologix, Inc. also excluded an evaluation of the internal control over financial reporting of TriVascular Technologies, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endologix, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedule, and our report dated March 1, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

March 1, 2017
Irvine, California

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$26,120	$124,553
Restricted cash	2,001	—
Marketable securities	20,988	52,768
Accounts receivable, net of allowance for doubtful accounts of $1,037 and $226, respectively	34,430	28,531
Other receivables	1,787	375
Inventories	41,160	27,860
Prepaid expenses and other current assets	3,359	2,325
Total current assets	$129,845	$236,412
Property and equipment, net	23,265	23,355
Goodwill	120,711	28,685
Intangibles, net	84,511	42,118
Deposits and other assets	1,352	480
Total assets	$359,684	$331,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,237	$17,549
Accrued payroll	19,997	13,030
Accrued expenses and other current liabilities	11,668	5,576
Contingently issuable common stock	—	14,700
Total current liabilities	$44,902	$50,855
Deferred income taxes	879	879
Deferred rent	7,949	8,051
Other liabilities	3,783	210
Contingently issuable common stock	12,200	—
Convertible notes	177,178	167,748
Total liabilities	$246,891	$227,743
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 and 100,000,000 shares authorized, respectively. 82,986,244 and 68,235,179 shares issued, respectively. 82,774,005 and 68,034,386 shares outstanding, respectively.	83	68
Additional paid-in capital	567,765	404,462
Accumulated deficit	(453,601)	(298,924)
Treasury stock, at cost, 212,239 and 200,793 shares, respectively.	(2,942)	(2,809)
Accumulated other comprehensive income	1,488	510
Total stockholders’ equity	$112,793	$103,307
Total liabilities and stockholders’ equity	$359,684	$331,050
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$192,925	$153,612	$147,588
Cost of goods sold	69,133	51,821	41,801
Gross profit	123,792	101,791	105,787
Operating expenses:
Research and development	32,337	26,421	21,616
Clinical and regulatory affairs	16,215	15,418	13,243
Marketing and sales	107,759	78,213	73,411
General and administrative	41,044	29,581	26,663
Restructuring costs	11,093	—	—
Settlement costs	4,650	—	—
Contract termination and business acquisition expenses	5,768	5,071	—
Total operating expenses	218,866	154,704	134,933
Loss from operations	(95,074)	(52,913)	(29,146)
Other income (expense):
Interest income	228	175	245
Interest expense	(15,841)	(7,476)	(5,709)
Other income (expense), net	(2,161)	553	(5,798)
Change in fair value of contingent consideration related to acquisition	2,500	(100)	7,928
Change in fair value of derivative liabilities	(43,831)	—	—
Total other income (expense)	(59,105)	(6,848)	(3,334)
Net loss before income tax benefit	(154,179)	(59,761)	(32,480)
Income tax benefit (expense)	(498)	9,337	62
Net loss	$(154,677)	$(50,424)	$(32,418)
Other comprehensive income (loss) foreign currency translation	978	(1,762)	3,369
Comprehensive loss	$(153,699)	$(52,186)	$(29,049)

Basic and diluted net loss per share	$(1.91)	$(0.75)	$(0.50)
Shares used in computing basic and diluted loss per share	80,976	67,671	65,225
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	$0.001 Par Value
Balance at December 31, 2013	63,866	$64	$321,756	$(216,082)	$—	$(1,097)	$104,641
Exercise of common stock options	315	—	1,776	—	—	—	1,776
Employee stock purchase plan	254	—	2,613	—	—	—	2,613
Issuance of common stock	2,684	3	38,627	—	—	—	38,630
Treasury stock purchased	58	—	—	—	(2,328)	—	(2,328)
Stock compensation expense	—	—	5,172	—	—	—	5,172
Issuance of restricted stock	145	—	—	—	—	—	—
Restricted stock expense	—	—	2,620	—	—	—	2,620
Non-employee restricted stock expense	—	—	75	—	—	—	75
Net loss	—	—	—	(32,418)	—	—	(32,418)
Other comprehensive loss	—		—	—	—	3,369	3,369
Balance at December 31, 2014	67,322	67	372,639	(248,500)	(2,328)	2,272	124,150
Exercise of common stock options	397	1	2,870	—	—	—	2,871
Employee stock purchase plan	355	—	2,962	—	—	—	2,962
Treasury stock purchased	—	—	—	—	(481)	—	(481)
Stock compensation expense	—	—	6,266	—	—	—	6,266
Issuance of restricted stock	161	—	—	—	—	—	—
Restricted stock expense	—	—	2,843	—	—	—	2,843
Non-employee restricted stock expense	—	—	146	—	—	—	146
Equity conversion option	—	—	17,547	—	—	—	17,547
Debt issuance costs allocated to equity	—	—	(811)	—	—	—	(811)
Net loss	—	—	—	(50,424)	—	—	(50,424)
Other comprehensive income	—	—	—	—	—	(1,762)	(1,762)
Balance at December 31, 2015	68,235	68	404,462	(298,924)	(2,809)	510	103,307
Exercise of common stock options	524	2	3,127	—	—	—	3,129
Employee stock purchase plan	394	—	3,216	—	—	—	3,216
Issuance of common stock	13,587	13	100,799	—	—	—	100,812
Treasury stock purchased	11	—	—	—	(133)	—	(133)
Stock compensation expense	—	—	8,541	—	—	—	8,541
Issuance of restricted stock	235	—	—	—	—	—	—
Restricted stock expense	—	—	3,715	—	—	—	3,715
Non-employee restricted stock expense	—	—	30	—	—	—	30
Equity conversion option	—	—	43,875	—	—	—	43,875
Net loss	—	—	—	(154,677)	—	—	(154,677)
Other comprehensive loss	—	—	—	—	—	978	978
Balance at December 31, 2016	82,986	$83	$567,765	$(453,601)	$(2,942)	$1,488	$112,793
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(154,677)	$(50,424)	$(32,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	(9,635)	(247)
Bad debt expense	916	107	—
Depreciation and amortization	9,149	5,886	3,283
Stock-based compensation	12,286	9,255	7,867
Change in fair value of derivative liabilities	43,831	—	—
Change in fair value of contingent consideration related to acquisition	(2,500)	100	(7,928)
Common stock issued for business development	—	—	258
Accretion of interest & amortization of deferred financing costs on convertible notes	9,539	4,842	3,719
Accretion on marketable securities	(87)	59	260
Loss on disposal of assets	123	58	180
Non-cash foreign exchange (gain) loss	2,112	(504)	5,740
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Restricted cash	(2,001)	—	—
Accounts receivable and other receivables	(2,911)	(3,193)	(2,009)
Inventories	3,540	3,528	(12,489)
Prepaid expenses and other current assets	1,070	167	(632)
Accounts payable	(5,152)	8,342	2,727
Accrued payroll	7,079	(75)	1,988
Accrued expenses and other current liabilities	2,875	395	3,367
Net cash used in operating activities	$(74,808)	$(31,092)	$(26,334)
Cash flows from investing activities:
Purchases of marketable securities	(20,976)	(82,646)	(121,015)
Maturity on marketable securities	55,850	89,690	92,197
Purchases of property and equipment	(2,796)	(4,191)	(13,461)
IntuiTrak Shonin	—	—	(1,000)
Acquisition of business, net of cash acquired of $24,012	(60,622)	—	—
Net cash (used in) provided by investing activities	$(28,544)	$2,853	$(43,279)
Cash flows from financing activities:
Deferred financing costs	(918)	(3,617)	—
Proceeds from sale of common stock under employee stock purchase plan	3,216	2,962	2,613
Proceeds from exercise of stock options	3,129	2,871	1,776
Proceeds from convertible debt	—	125,000	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(133)	(481)	(2,328)
Net cash provided by financing activities	$5,294	$126,735	$2,061
Effect of exchange rate changes on cash and cash equivalents	(375)	(741)	(802)
Net increase (decrease) in cash and cash equivalents	(98,433)	97,755	(68,354)
Cash and cash equivalents, beginning of year	124,553	26,798	95,152
Cash and cash equivalents, end of year	$26,120	$124,553	$26,798
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,262	$1,957	$2,018
Cash paid for income taxes	208	124	258
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$—	$46	$5,265
Fair Value of OUS Milestone Shares (note 9)	—	—	38,372
Fair value of warrants issued for business acquisition	44	—	—
Fair value of common stock issued for business acquisition	100,812	—	—
Acquisition of property and equipment included in accounts payable	—	155	2,612
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

1. Description of Business, Basis of Presentation, and Operating Segment
(a)Description of Business
Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products are built on one of two platforms: (1) traditional minimally-invasive endovascular repair ("EVAR") or (2) endovascular sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Ovation® Abdominal Stent Graft System (“Ovation”), Endologix AFX Endovascular AAA System (“AFX”), the VELA™ Proximal Endograft System (“VELA”) and the Endologix IntuiTrak Endovascular AAA System (“IntuiTrak”). The Company's current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the United States and Europe, and to third-party international distributors, provide the sole source of the Company's reported revenue.
On February 3, 2016, the Company completed its merger with TriVascular Technologies, Inc. (“TriVascular”). The merger expanded our product offering and intellectual property, increased our sales force, and enhanced our product development capabilities.

(b) Basis of Presentation
The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For years ended December 31, 2016, 2015, and 2014 there were no related party transactions.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for all entities in the first annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. We have adopted the guidance for the year ended December 31, 2016. The adoption of ASU 2014-15 did not impact our disclosures in 2016.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU was effective for the Company on January 1, 2016. The Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" during the first quarter of 2016, utilizing retrospective application as permitted. As a result, the Company reclassified debt issuance costs from other assets to reduce the convertible notes as of December 31, 2015 and 2016. In conjunction with the Company’s adoption of ASU 2015-03, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, the Company classified debt issuance costs related to a line-of-credit arrangement as other assets.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance also requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this standard and has applied it to amounts related to the TriVascular acquisition.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS products for the treatment of aortic disorders. For the year ended December 31, 2016, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the United States

2. Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to (i) collectibility of customer accounts; (ii) whether the cost of inventories can be recovered; (iii) the value of goodwill and intangible assets; (iv) realization of tax assets and estimates of tax liabilities; (v) likelihood of payment and value of contingent liabilities; and (vi) potential outcome of litigation. Such estimates are based on management's judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management's estimates.
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
(ii) Marketable securities
At December 31, 2016, the Company’s investments included short-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Discounts or premiums are amortized to interest income using the interest method. Marketable securities are investments with original maturities of greater than 90 days.
Management reviewed the Company’s investments as of December 31, 2016, and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity.
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
(vi) Goodwill and Intangible Assets
Intangible assets with definite lives are amortized over their estimated useful lives using a method that reflects the pattern over which the economic benefit is expected to be realized, and is as follows:

Intangible Asset Class	Useful Life
Goodwill	Indefinite lived
Trademarks and tradenames	Indefinite lived
Developed technology	Eleven to thirteen years
Customer relationships	Ten years
In-process research and development will be amortized upon commencement of commercial sales and it is expected to be amortized over its useful life.
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in business circumstances suggest the potential of an impairment. The Company completed its annual indefinite lived intangible asset impairment test as of June 30, 2016, with no resulting impairment based on the discounted cash flows expected to be generated in connection with underlying assets.
The Company most recently completed its annual test for impairment of goodwill as of June 30, 2016, with no resulting impairment, as its market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
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
The Company’s held-to-maturity securities, which are fixed income investments, are comprised of obligations of United States government agencies, corporate debt securities and other interest bearing securities. These held-to-maturity securities are recorded at amortized cost and are therefore not included in the Company’s market value measurement disclosure. Money market funds, which are cash and cash equivalents, are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1. The recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
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
(xi) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation adjustments between the respective entity's functional currency and the United States dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive loss and into net loss

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

during the years ended December 31, 2016, 2015, and 2014. The only activity in the accumulated other comprehensive loss was related to foreign currency translation.
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
(xiii) Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2016, 2015, and 2014, options to purchase the common stock, restricted stock awards, and restricted stock units of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
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

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2016	2015
Production equipment, molds, and office furniture	$11,714	$13,603
Computer hardware and software	8,162	6,380
Leasehold improvements	15,495	14,345
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	839	510
Property and equipment, at cost	36,210	34,838
Accumulated depreciation	(12,945)	(11,483)
Property and equipment, net	$23,265	$23,355
Depreciation expense for property and equipment for the years ended December 31, 2016, 2015, and 2014 was $5.3 million, $4.6 million, and $2.7 million, respectively.

(b) Inventories

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Inventories consisted of the following:

	December 31,
	2016	2015
Raw materials	$13,133	$7,701
Work-in-process	10,139	4,355
Finished goods	17,888	15,804
Inventories	$41,160	$27,860
(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	December 31,
	2016	2015
Goodwill (1)	$120,711	$28,685

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development (1)	11,200	—

Finite lived intangibles
Developed technology (1)	$67,600	$40,100
Accumulated amortization	(3,810)	(690)
Developed technology, net	$63,790	$39,410

Customer relationship (1)	$7,500	$—
Accumulated amortization	(687)	—
Customer relationship, net	$6,813	$—

Intangible assets (excluding goodwill), net	$84,511	$42,118
(1) Difference in the value between these dates is mainly due to acquisition of TriVascular. Refer to Note 13 of the consolidated financial statements for further discussion.
Amortization expense for intangible assets for the years ended December 31, 2016, 2015, and 2014 was $3.8 million, $1.3 million, and $0.6 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Amortization Expense
2017	$3,818
2018	4,574
2019	6,036
2020	7,677
2021	8,917
2022 and thereafter	39,581
Total	$70,603

(d) Marketable securities

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Investments in held-to-maturity marketable securities, consist of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$6,488	$2	$—	$6,490
Corporate bonds	10,513	—	(21)	$10,492
Commercial paper	3,987	—	—	3,987
Total	$20,988	$2	$(21)	$20,969

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Agency bonds	$8,000	$—	$(20)	$7,980
Government securities	40,824	1	(33)	$40,792
Commercial paper	3,944	—	—	$3,944
Total	$52,768	$1	$(53)	$52,716
At December 31, 2016, the Company’s investments included 5 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $21 thousand and a total fair market value of approximately $10.5 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 5 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for year ended December 31, 2016. Investments of held-to-maturity securities all mature within less than 12 months with an average maturity of 5.0 months.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(e) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2016
Cash and cash equivalents	$26,120	$—	$—	$26,120
Restricted cash	$2,001	$—	$—	$2,001
Contingently issuable common stock	$—	$—	$12,200	$12,200
At December 31, 2015
Cash and cash equivalents	$124,553	$—	$—	$124,553
Contingently issuable common stock	$—	$—	$14,700	$14,700

There were no remeasurements to fair value during the years ended December 31, 2016 and 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the years ended December 31, 2016 and 2015.
(f) Instruments Not Recorded at Fair Value on a Recurring Basis
We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $187.6 million as of December 31, 2016 and $207.9 million as of December 31, 2015.
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
The maximum number of shares of the Company's common stock available for issuance under the 2015 Plan is 6.8 million shares. As of December 31, 2016, 2.7 million shares were available for grant. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares. The stock issuable under the Plan shall be shares of authorized new unissued shares.
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

Employee Stock Purchase Plan
Under the terms of the Company's Amended and Restated 2006 Employee Stock Purchase Plan, as amended (the "ESPP"), eligible employees can purchase common stock through payroll deductions. As of December 31, 2016, 1.4 million shares were available for grant. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.
The table below summarizes the stock-based compensation recognized, common stock shares purchased by Company employees, and the average purchase price per share as part of the ESPP program during the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$1,205	$921	$841
Common stock shares purchased by Company employees	394,120	355,557	254,602
Average purchase price per share	$8.17	$8.33	$10.26
Stock Options and Restricted Stock
The Company values stock-based awards, including stock options and restricted stock, as of the date of grant (and is marked-to-market at each reporting period for unvested grants issued to non-employees).
The Company recognizes stock-based compensation expense (net of estimated forfeitures) using the straight-line method over the requisite or implicit service period, as applicable. Forfeitures of employee awards are estimated at the time of grant and the forfeiture assumption is periodically adjusted for actual employee vesting behavior. For purposes of this estimate, the Company has applied an estimated forfeiture rate of 11%, 14%, and 14% for the years ended December 31, 2016, 2015, and 2014, respectively.
Stock-Based Compensation Expense Summary
The Company classifies related compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses for years ended December 31, 2016, 2015, and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$944	$1,000	$857
Operating expenses:
Research and development	1,528	1,005	770
Clinical and regulatory affairs	672	858	644
Marketing and sales	4,335	3,237	2,533
General and administrative	4,807	3,155	3,063
Total operating expenses	$11,342	$8,255	$7,010

Total	$12,286	$9,255	$7,867
In addition, the Company had $0.5 million, $0.6 million, and $0.4 million of stock-based compensation capitalized in inventory as of December 31, 2016, 2015, and 2014, respectively.

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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2016	2015	2014
Average expected option life (in years) (a)	5.5	5.5	5.5
Volatility (b)	44.2%	43.3%	54.0%
Risk-free interest rate (c)	1.2%	1.6%	1.8%
Dividend Yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$3.45	$6.37	$6.22
(a) Determined by the historical stock option exercise behavior of the Company's employees (maximum term is 10 years).
(b) Measured using daily price observations for a period equal to stock options' expected term.
(c) Based upon the United States Treasury yields in effect (for a period equaling the stock options' expected term).
(d) The Company has never paid cash dividends on its common stock and does not expect to declare any cash dividends.
Stock Option Activity
Stock option activity during the year ended December 31, 2016 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value
Outstanding — January 1, 2016	5,973,049	10.42
Granted	4,381,500	7.94
Exercised	(524,504)	5.96		(a)	$2,656
Forfeited	(810,051)	11.16
Expired	(346,779)	13.99
Outstanding — December 31, 2016	8,673,215	$9.22	6.7	(b)	$3,247
Vested and Expected to Vest — December 31, 2016	7,906,267	9.17	6.5	(b)	$3,247
Vested — December 31, 2016	3,788,707	8.58	4.5	(b)	$3,247
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

For years ended December 31, 2016, 2015 and 2014 the total intrinsic value of options exercised was $2.7 million, $3.2 million and $2.6 million respectively. The Company recognized stock option expense of $7.4 million, $5.3 million and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, there was $14.3 million of total unrecognized compensation expense related to granted, but unvested stock options, which are expected to be recognized over a weighted average period of 2.8.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

The following table summarizes information regarding outstanding stock option grants as of December 31, 2016:

			Outstanding			Exercisable
Range of Exercise Prices			Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.64	—	$6.91	1,756,509	2.9	$3.99	1,584,707	$3.69
7.00	—	7.25	1,032,575	8.4	7.23	240,149	7.21
7.26	—	7.53	2,140,066	8.5	7.53	186,917	7.50
7.57	—	13.17	1,809,080	6.8	11.17	849,003	11.39
13.21	—	17.60	1,934,985	7.0	15.08	927,931	14.94
$1.64	—	$17.60	8,673,215	6.7	$9.22	3,788,707	$8.58

Non-employees - Stock Options
As of December 31, 2016, 2015, and 2014, a total of 11,500, 31,500, and 31,500 non-employee stock options, respectively, were outstanding and fully vested.
Restricted Stock Award Activity
The following table summarizes activity and related information for the Company's restricted stock awards:

	Number of Restricted Stock Awards(2)	Weighted Average Fair Value per Share at Grant Date	Grant Date Fair Value	Vest Date Fair Value(1)
Unvested as of December 31, 2015	885,060	$13.45
Granted	758,128	8.29	$6,285
Forfeited	(87,231)	14.45
Vested	(245,938)	14.29		$2,608
Unvested as of December 31, 2016	1,310,019	$10.24
(1) Represents the Company's stock price on the vesting date multiplied by the number of vested shares.
(2) Shares granted in 2016 include 233,482 performance stock units that have certain performance conditions required to be achieved to vest.

For years ended December 31, 2016, 2015 and 2014, the weighted average grant date fair value of shares granted was $8.29, $16.03, and $13.25, respectively.
For years ended December 31, 2016, 2015 and 2014, the total fair value of shares vested was $2.6 million, $2.2 million, and $7.6 million, respectively.
The Company recognized restricted stock expense of $3.7 million, $2.8 million, and $2.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $5.2 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 2.1 years.
Non-employee Restricted Stock
During the years ended December 31, 2016, 2015, and 2014, $30 thousand, $0.1 million, and $0.1 million, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee restricted stock. There were no restricted stock units granted to non-employees for the year ended December 31, 2016.
As of December 31, 2016, 2015, and 2014, a total of 41,000, 72,000, and 10,000 shares of unvested restricted stock, respectively, issued to non-employees were outstanding.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Award Modifications
During 2016, there were modifications of awards affecting four employees. The first employee was provided with six months of accelerated vesting for all awards outstanding which included restricted stock units. The second employee was provided with six months of accelerated vesting for all awards outstanding which included stock options and restricted stock units, as well as the extension of standard post termination exercise period from 90 to 150 days for vested stock options. The third employee was provided with six months of accelerated vesting for all awards outstanding which included stock options and restricted stock units, as well as the extension of standard post termination exercise period from 90 to 180 days for vested stock options. The fourth employee was provided with six months of accelerated vesting for all awards outstanding which included stock options, restricted stock units and a single performance stock unit, as well as the extension of standard post termination exercise period from 90 to 180 days for vested stock options. The total incremental stock compensation expense recognized for years ended 2016, 2015 and 2014 related to awards modification was $273,000, $46,000 and $85,000, respectively.

5. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(154,677)	(50,424)	(32,418)
Shares used in computing basic and diluted net loss per share	80,976	67,671	$65,225
Basic and diluted net loss per share	$(1.91)	$(0.75)	(0.50)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Common stock options	1,248	1,651	1,822
Restricted stock awards	129	133	321
Restricted stock units	370	230	182
Total	1,747	2,014	2,325

As discussed in Note 6, in December 2013, the Company issued $86.3 million aggregate principal amount of 2.25% Convertible Senior Notes due 2018 (the “2.25% Senior Notes”) in an underwritten public offering. In October 2015, the Company also issued $125.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) in an underwritten public offering. Upon any conversion, the 2.25% Senior Notes and/or 3.25% Senior Notes, (collectively the "Senior Notes") may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the net loss for the year ended December 31, 2016 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Year Ended December 31,
	2016	2015	2014
Conversion of the Senior Notes	14,767	14,767	3,588

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
Holders may convert their 2.25% Senior Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2.25% Senior Notes in effect on each applicable trading day; (2) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the 2.25% Senior Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls all or any portion of the 2.25% Senior Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 15, 2018 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their2.25% Senior Notes for conversion at any time, regardless of the foregoing circumstances.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

    The 2.25% Senior Notes Indenture contains customary terms and covenants and events of default with respect to the 2.25% Senior Notes. If an event of default (as defined in the 2.25% Senior Notes Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2.25% Senior Notes may declare the principal amount of the 2.25% Senior Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the 2.25% Senior Notes Indenture) occurs with respect to us, the principal amount of the2.25% Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.
The Company was not required to separate the conversion option in the2.25% Senior Notes under ASC 815, "Derivatives and Hedging", and has the ability to settle the 2.25% Senior Notes in cash, common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, "Debt with Conversion and Other Options", the Company accounted for the 2.25% Senior Notes by allocating the issuance proceeds between the liability and the equity component. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 2.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the 2.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the 2.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. During the three months ended March 31, 2016, the Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" utilizing retrospective application as permitted. As a result, the Company reclassified $1.9 million of debt issuance costs from current and non-current other assets to reduce the 2.25% Senior Notes as of December 31, 2015.
As of December 31, 2016, the Company had outstanding borrowings of $77.8 million, and deferred financing costs of $1.4 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 2.25% Senior Notes will range from $5.7 million to $6.9 million through maturity.
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
Upon issuance and through December 31, 2015, the Company was not required to separate the conversion option from the 3.25% Senior Notes under ASC 815, "Derivatives and Hedging". However, because the Company has the ability to settle the 3.25% Senior Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, "Debt With Conversion and other Options", and accounted for the 3.25% Senior Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion option. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 3.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $97.8 million resulting in a $27.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 3.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the 3.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. During the three months ended March 31, 2016, the company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", utilizing retrospective application as permitted. As a result, the Company reclassified $2.9 million of debt issuance costs from current and non-current other assets to reduce the 3.25% Senior Notes as of December 31, 2015.
As of December 31, 2016, the Company had outstanding borrowings of $103.1 million, and deferred financing costs of $2.4 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
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

For the year ended December 31, 2016, the Company recorded $43.8 million as a fair value adjustment of derivative liabilities. The primary factor causing the change in the fair value of the derivative liability was during the period February 3, 2016 through June 2, 2016 when the Company's stock price increased. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

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

Bank of America line of credit

On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company could borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility would become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allowed for the issuance of up to $10.0 million in letters of credit. The BOA Credit Facility was collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility could be terminated at any time during the two year term by the Company upon three business days’ notice. The BOA Credit Facility usage was priced at a spread over the one-, two-, three- and six-month LIBOR rates, and was subject to a covenant related to timely providing publicly reported information and a liquidity covenant tied to “Unencumbered Liquid Assets” ("ULA") of not less than $30.0 million. If not in default, the Company had the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility.
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

MidCap Credit Facility
On July 29, 2016, the Company entered into a credit and security agreement with MidCap Financial Trust ("MidCap"), as agent for the lenders party thereto and as a lender, whereby the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base of asset-based revolving loans (the “MidCap Credit Facility”). All amounts owing under the MidCap Credit Facility shall accrue interest at a rate equal to the LIBOR Rate plus four and one tenth percent (4.10%). For purposes of the MidCap Credit Facility, LIBOR Rate means a per annum rate of interest equal to the greater of (a) one half of one percent (0.50%) and (b) the rate determined by MidCap by dividing (i) the Base LIBOR Rate, meaning the base London interbank offer

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

rate for the applicable interest period, by (ii) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement then imposed under Regulation D of the Board of Governors of the Federal Reserve System for “Eurocurrency Liabilities” (as defined therein). At December 31, 2016, the interest rate was 4.8%. The Company is subject to other fees in addition to interest on outstanding borrowings (“Other Fees”) related to the MidCap Credit Facility. A balance minimum of the lesser of $10.0 million and average borrowing base during the immediately preceding month (“Minimum Balance”) is used in calculating Other Fees as described hereto. The Unused Line Fee is based on the difference between the preceding month’s average outstanding borrowings and the Minimum Balance, multiplied by 0.50% per annum. Additionally, a Minimum Balance Fee is assessed on the positive difference between the Minimum Balance and the preceding month’s average outstanding borrowings, multiplied by the highest, per annum, prevailing interest rate during the month per the MidCap Credit Facility agreement. Lastly, a Collateral Management Fee is assessed on the greater of the preceding month’s average outstanding borrowings or the Minimum Balance, multiplied by 0.50% per annum.

Deferred financing costs directly related to the MidCap Credit Facility such as legal, origination, and professional services fees totaled $0.9 million. In conjunction with the Company’s adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” during the first quarter of 2016, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, $0.9 million attributable to the MidCap Credit Facility was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the MidCap Credit Facility. The MidCap Credit Facility also contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account in favor of the MidCap Credit Facility; Company cash receipts remitted to the lockbox bank account are swept on a regular basis to reduce outstanding borrowings related to the MidCap Credit Facility.

As of December 31, 2016, the Company had $0 in outstanding borrowings and $0.8 million in deferred financing costs related to the MidCap Credit Facility.

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

The MidCap Credit Facility is secured by substantially all of the Company's assets, excluding its intellectual property (“Collateral”), and places customary limitations on indebtedness, liens, distributions, acquisitions, investments, and other activities of the Company in a manner designed to protect the Collateral. The Company could be materially affected if it violates any covenants, as MidCap could declare all outstanding borrowing related to the MidCap Credit Facility, together with accrued interest and Other Fees, to be immediately due and payable. The MidCap Credit Facility is also subject to customary affirmative and negative covenants for asset-based revolving credit facilities, including a minimum net revenue covenant. As of December 31, 2016, the Company was in compliance with all financial covenants. The MidCap Credit Facility is scheduled to terminate on July 29, 2020.

In conjunction with the Company’s termination of the BOA Credit Facility and concurrent entry into a credit and security agreement with Midcap in July 2016, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards are presented as restricted cash on the Company’s Consolidated Balance Sheet.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Year Ended December 31,
	2016		2015		2014
United States	$136,111	70.6%	$107,228	69.8%	$106,052	71.9%
Total International	56,814	29.4%	46,384	30.2%	41,536	28.1%
Revenue	$192,925	100%	$153,612	100%	$147,588	100%

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

8. Commitments and Contingencies
(a) Leases
The Company leases its administrative, research, and manufacturing facilities located in Irvine and Santa Rosa, California and an administrative office located in Rosmalen, The Netherlands. These facility lease agreements require the Company to pay operating costs, including property taxes, insurance, and maintenance. In addition, the Company has certain equipment and automobile under long-term agreements that are accounted for as operating leases.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of December 31, 2016:

2017	$3,751
2018	2,643
2019	2,418
2020	2,512
2021	2,484
2022 and thereafter	20,401
Total	$34,209
Facilities rent expense in 2016, 2015 and 2014 was $3.3 million, $2.3 million, and $2.7 million, respectively.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against the Company in the United States District Court, District of Delaware, alleging that certain of the Company's products infringe United States Patent Nos. 5,489,295, 5,676,696, 5,993,481, 6,117,167, 6,302,906, and 8,192,482, which were alleged to be owned by LifePort. On March 17, 2016, the Company entered into a Settlement and Patent License Agreement with LifePort (the “Settlement Agreement”) whereby LifePort granted the Company license rights to patents in exchange for a settlement of $4.7 million. The Settlement Agreement resolves this litigation and fully and finally releases the Company and LifePort from any claims arising out of or in connection with the litigation or the subject patents. The Settlement Agreement also contained a covenant not to sue for other patents owned by LifePort. However, since the subject patents were all expired and the Company was not currently using and has no plans to use the other patents owned by LifePort in products that could reach technological feasibility during the covenant not to sue period, there is no alternative future use and the full amount was recorded as settlement costs in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Shareholder Litigation
In January 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for the Company’s Nellix EVAS System. The Company believes the lawsuits are without merit and intends to defend itself vigorously.
(d) Contract Termination
In the years ended December 31, 2016 and 2015, the Company sent notices of termination to certain of its distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $2.5 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. Such termination costs are included in contract termination and business acquisition expenses for the years ended December 31, 2016 and 2015.

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
Under the merger agreement, the ultimate value of the Contingent Payment would be determined on the date that each Nellix Milestone is achieved. The number of issuable shares would be established using an applicable per share price, which is subject to a ceiling and/or floor, resulting at the closing of the merger in a potential in a maximum of 10.2 million shares issuable upon the achievement of the Nellix Milestones. As of the Closing Date, the fair value of the Contingent Payment was estimated to be $28.2 million.
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
At December 31, 2016, the Company's stock price closed at $5.72 per share. Thus, had the PMA Milestone been achieved on December 31, 2016, the Contingent Payment would have comprised 2.0 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $11.4 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2015	$14,700
Fair value adjustment of Contingent Payment for year ended December 31, 2016	(2,500)
December 31, 2016	$12,200
As of December 31, 2016, $12.2 million was presented in non-current liabilities due to the expected achievement of the PMA milestone in the second quarter of 2018.

10. Income Tax Expense

Net loss before income tax benefit attributable to United States and international operations, consists of the following:

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

	Year Ended December 31,
	2016	2015	2014
United States	$(135,925)	$(44,114)	$(9,799)
Foreign	(18,254)	(15,647)	(22,681)
Net loss before income tax	$(154,179)	$(59,761)	$(32,480)

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(50)	$50	$(20)
State	90	100	181
Foreign	458	148	24
Total current	$498	$298	$185
Deferred:
Federal	$—	$(8,621)	$(10)
State	—	(1,008)	—
Foreign	—	(6)	(237)
Total deferred	$—	$(9,635)	$(247)
Total:
Federal	$(50)	$(8,571)	$(30)
State	90	(908)	181
Foreign	458	142	(213)
Income tax expense (benefit)	$498	$(9,337)	$(62)
Income tax benefit was computed by applying the United States federal statutory rate of 34% to net loss before taxes as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax benefit at federal statutory rate	$(52,418)	$(20,315)	$(11,043)
State income tax expense (benefit), net of federal benefit	(2,323)	(937)	(1,097)
Meals and entertainment	445	328	279
Research and development credits	(2,041)	(1,756)	(4,897)
Stock-based compensation	2,604	1,633	1,161
Derivative gain/loss	14,903	—	—
Contingent consideration	(850)	34	(2,696)
Foreign tax rate differential	1,394	1,013	1,418
Net change in valuation allowance	35,678	10,052	8,930
Return to provision true-up	1,981	583	593
Unrecognized tax benefits	971	928	6,444
Other, net	154	(900)	846
Income tax benefit	$498	$(9,337)	$(62)

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$124,881	$66,280
Accrued expenses	6,582	4,391
Tax credits	11,314	8,438
Bad debt	91	81
Inventory	4,424	2,307
Capitalized research and development	21,374	8,948
Deferred compensation	3,596	3,075
Other	964	1,659
Deferred tax asset	173,226	95,179
Valuation allowance	(133,784)	(67,172)
Total deferred tax assets	39,442	28,007
Deferred tax liabilities:
Developed technology and trademark	(14,218)	(14,645)
Trademarks and tradenames	(1,027)	(1,002)
Depreciation and amortization	(15,316)	(1,183)
Convertible debt	(9,760)	(12,056)
Other	—	—
Total deferred tax liabilities	(40,321)	(28,886)
Net deferred tax liability	$(879)	$(879)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintains a valuation allowance of $133.8 million against a substantial portion of its deferred tax assets as of December 31, 2016. For the year ended December 31, 2016, the total change in valuation allowance was $66.6 million, of which $35.7 million was recorded against the current year change in net deferred tax assets and $30.9 million was recorded against the net deferred tax assets recorded through purchase accounting in connection with the acquisition of TriVascular. Realization of the deferred tax assets will be primarily be dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $300.4 million and $185.2 million, respectively.
Federal and state net operating loss carryforwards began expiring in 2016 and will continue to expire through 2036. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development credits for federal and state income tax purposes of approximately $9.0 million and $13.4 million, respectively, which will begin to expire in 2020. The California research and development credits do not expire.
The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2016 and 2015 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized under GAAP. Those deferred tax assets include federal and state net operating losses. The Company utilizes the with-and-without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits of $10.3 million related to stock based compensation are the last to be realized.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire.

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
The Company completed an analysis under IRC Sections 382 and 383 to determine if the acquired TriVascular Technologies, Inc.'s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company concluded that TriVascular Technologies, Inc. had an ownership change as of February 3, 2016. As a result of the ownership change, the Company reduced the acquired federal and state net operating loss carryforwards by $230.3 million and $210.6 million, respectively, and federal research and development credits by $3.1 million.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance at January 1, 2016	$8,928	$7,808
Additions for tax positions related to prior periods	1,654	50
Decreases related to prior year tax positions	(95)	—
Lapse of statute of limitations	—	—
Additions for tax positions related to current period	1,267	1,070
Balance at December 31, 2016	$11,754	$8,928
Our unrecognized gross tax benefits presented above would not reduce our annual effective tax rate if recognized because we have recorded a full valuation allowance on the deferred tax assets. We do not foresee any material changes to our gross unrecognized tax benefit within the next twelve months. We recognize interests and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2016.
The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided on such undistributed earnings. As of December 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $0.1 million. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, net operating losses and unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.
In general, the Company is no longer subject to United States federal, state, local, or foreign examinations by taxing authorities for years before 2011, however, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination.
For the twelve months ended December 31, 2016, our provision for income taxes was $0.5 million expense and our effective tax rate was (0.32%) for the year ended December 31, 2016. During the twelve months ended December 31, 2016, we had operating legal entities in the United States, Italy, New Zealand, Singapore, Poland and the Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe).

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

11. Quarterly Results of Operations (Unaudited)

Three Months Ended:	Revenue	Gross Profit	Operating expenses	Net loss	Basic and Diluted loss per share
December 31, 2016	$47,463	$29,461	$51,669	$(24,924)	$(0.30)
September 30, 2016	52,122	36,931	48,165	(15,245)	(0.18)
June 30, 2016	50,974	29,459	52,687	(66,837)	(0.81)
March 31, 2016	42,366	27,941	66,345	(47,671)	(0.62)
Three Months Ended:
December 31, 2015	$39,232	$23,717	$45,483	$(15,293)	$(0.22)
September 30, 2015	38,231	27,036	36,370	(10,917)	(0.16)
June 30, 2015	39,479	24,132	36,282	(13,001)	(0.19)
March 31, 2015	36,671	26,906	36,569	(11,213)	(0.17)

12. Restructuring Charges

In the twelve months ended December 31, 2016, the Company recorded $11.1 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.

The Company expects to incur a total of $11.3 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of December 31, 2016.

The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the year ended December 31, 2016:

One-time Termination Benefits
Accrual balance as of December 31, 2015	$—
Restructuring charges	11,093
Utilization	(8,339)
Accrual balance as of December 31, 2016	$2,754

The accrual balance as of December 31, 2016 is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet.

13. TriVascular Merger

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
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following presents the allocation of the purchase consideration to the assets acquired and liabilities assumed on February 3, 2016 (in thousands):

Cash and cash equivalents	$24,012
Short-term investments	3,008
Accounts receivable	5,780
Inventories	17,765
Prepaid expenses and other current assets	1,895
Property and equipment	3,152
Intangible assets	46,200
Other assets	317
Accounts payable	(2,214)
Accrued liabilities and other	(6,450)
Notes payable	(61)
Net assets acquired	$93,404
Goodwill	$92,086
Total purchase consideration	$185,490

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of TriVascular, such as broadening the product portfolio for the treatment of AAA and leveraging the combined company’s technology and commercial capabilities. The goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (in thousands):

Balance at January 1, 2016	$28,685
Goodwill acquired from the Merger	92,086
Foreign currency translation adjustment	(60)
Balance at December 31, 2016	$120,711
During the year ended December 31, 2016, the Company revised the opening net assets acquired and goodwill by $27.1 million, which comprised of the following: an increase in inventories of $0.2 million; an increase in prepaid expenses and other current assets of $0.1 million; an increase in accounts receivable of $0.2 million; and an increase in accrued liabilities and other of $0.6 million as a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets by decreasing them $27.0 million as a result of switching from utilizing

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. During the three months ended June 30, 2016, the Company recorded an adjustment to the amortization of intangible assets of $0.3 million, comprising of a $0.2 million and $49 thousand decrease within cost of goods sold and marketing and sales expense, respectively, in the Consolidated Statement of Operations and Comprehensive Loss, that would have been recorded during the three months ended March 31, 2016, if the adjustment to the intangible assets had been recognized as of the date of the Merger.

Trade payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $5.8 million and our best estimate of a nominal amount of contractual cash flows not expected to be collected at the acquisition date.
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
Pro Forma Combined Financial Information (Unaudited)

The following unaudited pro forma pro forma financial information summarizes the results of operations for the periods indicated as if the TriVascular merger had been completed as of January 1, 2015. Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the merger. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset, and to eliminate interest expense related to legacy TriVascular's former loans, which was repaid upon completion of the TriVascular merger. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2015 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Twelve Months Ended
	December 31,
	2016	2015
Pro forma net sales	$195,596	$190,605
Pro forma net loss from continuing operations	(150,054)	(113,534)
Pro forma basic and diluted net loss per share	$(1.82)	$(1.40)
Included in the Consolidated Statement of Operations and Comprehensive Loss are net sales from products acquired as part of the TriVascular merger of $40.0 million for the year ended December 31, 2016. Net losses included in the Consolidated Statement of Operations and Comprehensive Loss from the TriVascular operations for the year ended December 31, 2016 have not been reported as it is impracticable to do so given the integration and other efficiency and cost saving measures in process during the year ended December 31, 2016.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our management's assessment, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
We merged with TriVascular on February 3, 2016. Management excluded from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 the merged entity’s internal control over financial reporting associated with 5% of total assets and 2% of total net sales included in our consolidated financial statements as of and for the year ended December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Disclosure Controls and Procedures
We have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within our organization. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of December 31, 2016, were effective.

Changes in Internal Control over Financial Reporting
Following the completion of our merger with TriVascular on February 3, 2016, we implemented internal controls over financial reporting that include the consolidation of TriVascular, as well as acquisition-related accounting and disclosures. Our merger with TriVascular represented a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2015. TriVascular utilizes separate information and accounting systems and processes. As a result, our management is reviewing and evaluating the design and operating effectiveness of our internal control over financial reporting as it relates to TriVascular.

Except as set forth above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2016 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 31, 2017.

Item 11.	Executive Compensation
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2016 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2016 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2016 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 31, 2017.

Item 14.	Principal Accountant Fees and Services
The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2016 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Stockholders' Equity for the years ended 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to the Consolidated Financial Statements
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014. All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Additions to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended December 31, 2016
Allowance for doubtful accounts	$226	$916	$—	$(105)	$1,037
Year ended December 31, 2015
Allowance for doubtful accounts	$185	$107	$—	$(66)	$226
Year ended December 31, 2014
Allowance for doubtful accounts	$399	$—	$—	$(214)	$185

(1)	Deductions represent the actual write-off of accounts receivable balances.

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

3.1		Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on August 5, 2016).
3.2		Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 14, 2010).
4.1		Specimen Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Endologix, Inc. Registration Statement on Form S-1, No. 333-04560, filed on June 10, 1996).
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

10.8	(1)	Amended and Restated 2006 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 7, 2016).
10.9	(1)	2015 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 7, 2016).
10.9.1	(1)	Form of Stock Option Agreement under 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 1, 2015).
10.9.2	(1)
Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 1, 2015).

10.10	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.18 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.11	(1)
Employment Agreement, dated February 25, 2016, by and between Endologix, Inc. and Vaseem Mahboob (Incorporated by reference to Exhibit 10.12 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on February 29, 2016).

10.12	(1)
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

10.16	(1)
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

10.18
Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 24, 2004).

10.18.1
Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.18.2
Addendum No. 3 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.17.2 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.18.3
Addendum No. 4 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.17.3 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.19
Standard Industrial/Commercial Multi -Tenant Lease - Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.19.1
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
John McDermott Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2017

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

Signature	Title	Date

/s/ JOHN McDERMOTT	Chief Executive Officer	March 1, 2017
(John McDermott)	(Principal Executive Officer)

/s/ VASEEM MAHBOOB	Chief Financial Officer	March 1, 2017
(Vaseem Mahboob )	(Principal Financial and Accounting Officer)

/s/ DAN LEMAITRE	Chairman of the Board	March 1, 2017
(Dan Lemaitre)

/s/ THOMAS F. ZENTY III	Director	March 1, 2017
(Thomas F. Zenty III)

/s/ THOMAS C. WILDER	Director	March 1, 2017
(Thomas C. Wilder)

/s/ GUIDO J. NEELS	Director	March 1, 2017
(Guido J. Neels)

/s/ GREGORY D. WALLER	Director	March 1, 2017
(Gregory D. Waller)

/s/ LESLIE V. NORWALK	Director	March 1, 2017
(Leslie V. Norwalk)

/s/ CHRISTOPHER G. CHAVEZ	Director	March 1, 2017
(Christopher G. Chavez)