Form 10-Q
period 2017-03-31
ENDOLOGIX INC /DE/
filed 2017-05-05
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 1, 2017, there were 82,975,063 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,541	$26,120
Restricted cash	2,001	2,001
Marketable securities	18,496	20,988
Accounts receivable, net allowance for doubtful accounts of $1,080 and $1,037, respectively.	30,386	34,430
Other receivables	952	1,787
Inventories	42,694	41,160
Prepaid expenses and other current assets	2,886	3,359
Total current assets	$112,956	$129,845
Property and equipment, net	22,275	23,265
Goodwill	120,736	120,711
Intangibles, net	83,560	84,511
Deposits and other assets	1,335	1,352
Total assets	$340,862	$359,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,612	$13,237
Accrued payroll	20,162	19,997
Accrued expenses and other current liabilities	10,585	11,668
Total current liabilities	$40,359	$44,902
Deferred income taxes	879	879
Deferred rent	7,908	7,949
Other liabilities	3,727	3,783
Contingently issuable common stock	13,400	12,200
Convertible notes	179,669	177,178
Total liabilities	$245,942	$246,891
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 shares authorized. 83,167,489 and 82,986,244 shares issued, respectively. 82,955,250 and 82,774,005 shares outstanding, respectively.	83	83
Treasury stock, at cost, 212,239 shares.	(2,942)	(2,942)
Additional paid-in capital	570,850	567,765
Accumulated deficit	(474,915)	(453,601)
Accumulated other comprehensive income	1,844	1,488
Total stockholders’ equity	$94,920	$112,793
Total liabilities and stockholders’ equity	$340,862	$359,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$42,612	$42,366
Cost of goods sold	13,970	14,425
Gross profit	28,642	27,941
Operating expenses:
Research and development	5,530	7,846
Clinical and regulatory affairs	3,835	3,884
Marketing and sales	25,900	27,918
General and administrative	8,873	9,946
Restructuring costs	166	7,323
Settlement costs	—	4,650
Contract termination and business acquisition expenses	—	4,778
Total operating expenses	44,304	66,345
Loss from operations	(15,662)	(38,404)
Other income (expense):
Interest income	44	62
Interest expense	(4,295)	(3,782)
Other expense, net	(47)	(356)
Change in fair value of contingent consideration related to acquisition	(1,200)	—
Change in fair value of derivative liabilities	—	(5,088)
Total other income (expense)	(5,498)	(9,164)
Net loss before income tax expense	(21,160)	(47,568)
Income tax expense	(154)	(103)
Net loss	$(21,314)	$(47,671)
Other comprehensive income (loss) foreign currency translation	356	(105)
Comprehensive loss	$(20,958)	$(47,776)

Basic and diluted net loss per share	$(0.26)	$(0.62)
Shares used in computing basic and diluted net loss per share	82,928	76,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,314)	$(47,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	23	—
Depreciation and amortization	2,313	2,232
Stock-based compensation	2,954	2,882
Change in fair value of derivative liabilities	—	5,088
Change in fair value of contingent consideration related to acquisition	1,200	—
Accretion of interest & amortization of deferred financing costs on convertible notes	2,547	2,279
Non-cash foreign exchange loss	4	270
Changes in operating assets and liabilities:
Accounts receivable and other receivables	5,004	(4,186)
Inventories	(1,463)	1,240
Prepaid expenses and other current assets	450	638
Accounts payable	(4,517)	(4,067)
Accrued payroll	131	4,498
Accrued expenses and other liabilities	(285)	3,439
Net cash used in operating activities	$(12,953)	$(33,358)
Cash flows from investing activities:
Maturities of marketable securities	2,500	9,350
Purchases of property and equipment	(390)	(891)
Acquisition of business, net of cash acquired of $0 and $24,012, respectively	—	(60,622)
Net cash (used in) provided by investing activities	$2,110	$(52,163)
Cash flows from financing activities:
Proceeds from exercise of stock options	131	500
Net cash provided by financing activities	$131	$500
Effect of exchange rate changes on cash and cash equivalents	133	241
Net (decrease) in cash and cash equivalents	$(10,579)	$(84,780)
Cash and cash equivalents, beginning of period	26,120	124,553
Cash and cash equivalents, end of period	$15,541	$39,773
Supplemental disclosure of cash flow information:
Cash paid for interest	$170	$—
Cash paid for income taxes	$42	$110
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$47	$76
Fair value of common stock issued for business acquisition	$—	$100,812
Fair value of warrants issued for business acquisition	$—	$44
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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three months ended March 31, 2017 and 2016, there were no related party transactions.

The interim financial data as of March 31, 2017 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three months ended March 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The interim financial data includes the results of TriVascular Technologies, Inc., beginning on February 3, 2016, the date of the acquisition.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 1, 2017.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three months ended March 31, 2017, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of our significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017. There have been no material changes to our significant accounting policies during the three months ended March 31, 2017.

3. Balance Sheet Account Detail

(a) Property and Equipment

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Production equipment, molds, and office furniture	$11,853	$11,714
Computer hardware and software	8,321	8,162
Leasehold improvements	15,494	15,495
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	922	839
Property and equipment, at cost	$36,590	$36,210
Accumulated depreciation	(14,315)	(12,945)
Property and equipment, net	$22,275	$23,265

Depreciation expense for property and equipment for the three months ended March 31, 2017 and 2016 was $1.4 million and $1.3 million, respectively.

(b) Inventories

Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$12,127	$13,133
Work-in-process	11,844	10,139
Finished goods	18,723	17,888
Total Inventories	$42,694	$41,160

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets

The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	March 31, 2017	December 31, 2016
Goodwill	$120,736	$120,711

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development	11,200	11,200

Finite lived intangibles
Developed technology	$67,600	$67,600
Accumulated amortization	(4,573)	(3,810)
Developed technology, net	$63,027	$63,790

Customer relationships	$7,500	$7,500
Accumulated amortization	(875)	(687)
Customer relationships, net	$6,625	$6,813

Intangible assets (excluding goodwill), net	$83,560	$84,511

The change in the carrying amount of goodwill for the three months ended March 31, 2017 is as follows (in thousands):

Balance at January 1, 2017	120,711
Foreign currency translation adjustment	25
Balance at March 31, 2017	$120,736
Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was $0.9 million and $1.0 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2017	$2,852
2018	4,575
2019	6,037
2020	7,678
2021	8,920
2022 & Thereafter	39,590
Total	$69,652

(d) Marketable securities

Investments in held-to-maturity marketable securities consist of the following at March 31, 2017 and December 31, 2016:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$3,992	$—	$(2)	$3,990
Corporate bonds	10,506	—	(10)	10,496
Commercial paper	3,998	—	—	3,998
Total	$18,496	$—	$(12)	$18,484

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$6,488	$2	$—	$6,490
Corporate bonds	10,513	—	(21)	10,492
Commercial paper	3,987	—	—	3,987
Total	$20,988	$2	$(21)	$20,969

At March 31, 2017, the Company’s investments included 6 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $12 thousand and a total fair market value of approximately $14.5 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 8 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three months ended March 31, 2017. All of the Company's investments of held-to-maturity securities will mature within less than 12 months with an average maturity of 2 months.

(e) Fair Value Measurements

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2017
Cash and cash equivalents	$15,541	$—	$—	$15,541
Restricted cash	$2,001	$—	$—	$2,001
Contingently issuable common stock	$—	$—	$13,400	$13,400
At December 31, 2016
Cash and cash equivalents	$26,120	$—	$—	$26,120
Restricted cash	$2,001	$—	$—	$2,001
Contingently issuable common stock	$—	$—	$12,200	$12,200

There were no re-measurements to fair value during the three months ended March 31, 2017 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2017.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We measure the fair value of our Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of our long-term debt was $204.0 million as of March 31, 2017 and $187.6 million as of December 31, 2016.

We measure the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended
	March 31,
	2017	2016
Cost of goods sold	$169	$273
Operating expenses:
Research and development	260	363
Clinical and regulatory affairs	260	(100)
Marketing and sales	1,058	1,130
General and administrative	1,207	1,216
Total operating expenses	$2,785	$2,609
Total	$2,954	$2,882

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(21,314)	$(47,671)
Shares used in computing basic and diluted net loss per share	82,928	76,661
Basic and diluted net loss per share	$(0.26)	$(0.62)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Common stock options	696	1,023
Restricted stock awards	120	125
Restricted stock units	252	155
Total	1,068	1,303
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

	Three Months Ended
	March 31,
	2017	2016
Conversion of the Notes	14,767	14,767

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

As of March 31, 2017, the Company had outstanding borrowings of $78.8 million, and deferred financing costs of $1.2 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $5.7 million to $6.9 million through maturity.

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
The initial conversion rate of the 3.25% Senior Notes is 89.4314 shares of the Company’s common stock per 1,000 principal amount of the 3.25% Senior Notes, which is equivalent to an initial conversion price of approximately $11.18 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, the Company will at its election pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.
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
As of March 31, 2017, the Company had outstanding borrowings of $104.3 million, and deferred financing costs of $2.2 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
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

MidCap Credit Facility

On July 29, 2016, the Company entered into a credit and security agreement with MidCap Financial Trust ("MidCap"), as agent for the lenders party thereto and as a lender, whereby the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base of asset-based revolving loans (the “MidCap Credit Facility”). All amounts owing under the MidCap Credit Facility shall accrue interest at a rate equal to the LIBOR Rate plus four and one tenth percent (4.10%). For purposes of the MidCap Credit Facility, LIBOR Rate means a per annum rate of interest equal to the greater of (a) one half of one percent (0.50%) and (b) the rate determined by MidCap by dividing (i) the Base LIBOR Rate, meaning the base London interbank offer rate for the applicable interest period, by (ii) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement then imposed under Regulation D of the Board of Governors of the Federal Reserve System for “Eurocurrency Liabilities” (as defined therein). At March 31, 2017, the interest rate was 5.0%. The Company is subject to other fees in addition to interest on outstanding borrowings (“Other Fees”) related to the MidCap Credit Facility. A balance minimum of the lesser of $10.0 million and average borrowing base during the immediately preceding month (“Minimum Balance”) is used in calculating Other Fees as described hereto. The Unused Line Fee is based on the difference between the preceding month’s average outstanding borrowings and the Minimum Balance, multiplied by 0.50% per annum. Additionally, a Minimum Balance Fee is assessed on the positive difference between the Minimum Balance and the preceding month’s average outstanding borrowings, multiplied by the highest, per annum, prevailing interest rate during the month per the MidCap Credit Facility agreement. Lastly, a Collateral Management Fee is assessed on the greater of the preceding month’s average outstanding borrowings or the Minimum Balance, multiplied by 0.50% per annum.

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

As of March 31, 2017, the Company had $0 in outstanding borrowings and $0.8 million in deferred financing costs related to the MidCap Credit Facility.

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

The MidCap Credit Facility is secured by substantially all of the Company's assets, excluding its intellectual property (“Collateral”), and places customary limitations on indebtedness, liens, distributions, acquisitions, investments, and other activities of the Company in a manner designed to protect the Collateral. The Company could be materially affected if it violates any covenants, as MidCap could declare all outstanding borrowing related to the MidCap Credit Facility, together with accrued interest and Other Fees, to be immediately due and payable. The MidCap Credit Facility is also subject to customary affirmative and negative covenants for asset-based revolving credit facilities, including a minimum net revenue covenant. As of March 31, 2017, the Company was in compliance with all financial covenants. The MidCap Credit Facility is scheduled to terminate on July 29, 2020.

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

On April 3, 2017, the Company replaced the MidCap Credit Facility with a new revolving line of credit with Deerfield ELGX Revolver, LLC and paid $2.6 million in termination fees to MidCap. See Note 13 of the Notes to the Condensed Consolidated Financial Statements.

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended
	March 31,
	2017		2016
United States	$30,889	72.5%	$29,869	70.5%
Total International	$11,723	27.5%	$12,497	29.5%
Revenue	$42,612	100.0%	$42,366	100.0%

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of March 31, 2017:

Remainder of 2017	$2,793
2018	2,652
2019	2,431
2020	2,515
2021	2,484
2022 and thereafter	20,401
Total	$33,276

Facilities rent expense for the three months ended March 31, 2017 and 2016 was $0.9 million and $0.8 million, respectively.
(b) Employment Agreements and Retention Plan
The Company has employment agreements with certain of its executive officers under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, death or disability or termination by the employee for good reason (collectively, an “Involuntary Termination”) prior to, upon or following a change in control of the Company. The severance payment will generally be in a range of six to eighteen months of the employee’s then current salary for an Involuntary Termination prior to a change in control of the Company, and will generally be in a range of eighteen to twenty-four months of the employee’s then current salary for an Involuntary Termination upon or following a change in control of the Company.
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

Shareholder Litigation

In January 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to Food and Drug Administration (FDA) Premarket Approval (PMA) for the Company’s Nellix EVAS System. The Company believes the lawsuits are without merit and intends to defend itself vigorously.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Contract Termination

In the three months ended March 31, 2016, the Company sent notices of termination to certain of its distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $1.6 million for the three months ended March 31, 2016. Such termination costs are included in contract termination and business acquisition expenses for the three months ended March 31, 2016.

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

The Merger Agreement provides that, in addition to the shares of common stock of the Company (the “Common Stock”) issued to the former Nellix stockholders at the closing of the Merger, if the Company receives approval from the FDA to sell the Nellix Product in the United States (the “PMA Milestone”), the Company will issue additional shares of the Common Stock to the former stockholders of Nellix. The dollar value of the shares of the Common Stock to be issued upon achievement of the PMA Milestone will be equal to $15.0 million (less the dollar value of certain cash payments and other deductions). The price per share of the shares of the Common Stock to be issued upon achievement of the PMA Milestone is subject to a stock price floor of $4.50 per share, but not subject to a stock price ceiling.
As of March 31, 2017 the Company's stock price last closed at $7.24 per share. Thus, had the PMA Milestone been achieved on March 31, 2017 the Contingent Payment would have comprised 2.2 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $16.2 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2016	$12,200
Fair Value Adjustment of Contingent Payment for the three months ended March 31, 2017	1,200
March 31, 2017	$13,400

10. Income Tax Expense

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company's ETR was (0.7)% and (0.2)% for the three months ended March 31, 2017 and 2016, respectively. The Company's ETR for the three months ended March 31, 2017 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

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

11. Restructuring Charges

In the three months ended March 31, 2017, the Company recorded $0.2 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth. The Company expects to incur a total of $11.3 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of March 31, 2017. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the three months ended March 31, 2017:

One-time Termination Benefits
Accrual balance as of December 31, 2016	$2,754
Restructuring charges	166
Utilization	(1,453)
Accrual balance as of March 31, 2017	$1,467

The accrual balance as of March 31, 2017 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Cash and cash equivalents	$24,012
Short-term investments	3,008
Accounts receivable	5,780
Inventories	17,765
Prepaid expenses and other current assets	1,895
Property and equipment	3,152
Intangible assets	46,200
Other assets	317
Accounts payable	(2,214)
Accrued liabilities and other	(6,450)
Notes payable	(61)
Net assets acquired	$93,404
Goodwill	$92,086
Total preliminary purchase consideration	$185,490

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of TriVascular, such as broadening the product portfolio for the treatment of AAA and leveraging the combined company’s technology and commercial capabilities. The goodwill is not deductible for tax purposes.

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma combined financial information summarizes the results of operations for the period indicated as if the TriVascular merger had been completed as of January 1, 2015. Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the merger. The unaudited pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate interest expense related to legacy TriVascular's former loans, which was repaid upon completion of the TriVascular merger. The pro forma amounts do not purport to be indicative of the results that

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

would have actually been obtained if the merger had occurred as of January 1, 2015 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

Three Months Ended
March 31, 2016
Combined net sales	$45,037
Combined net loss from continuing operations	(48,223)
Combined basic and diluted net loss per share	$(0.59)
13. Subsequent Event

Facility Agreement
On April 3, 2017 (the “Agreement Date”), the Company entered into a Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million, subject to the terms and conditions set forth in the Facility Agreement (the “Term Loan”). The Company drew the entire principal amount of the Term Loan on the Agreement Date. The Company agreed to pay Deerfield a yield enhancement fee equal to 2.25% of the principal amount of the funds disbursed on the Agreement Date. The Company also agreed to reimburse Deerfield for all reasonable out-of-pocket expenses incurred by Deerfield in connection with the negotiation and documentation of the Facility Agreement up to a capped amount. Concurrently with entering into the Facility Agreement, the Company entered into a Guaranty and Security Agreement with Deerfield (the “Security Agreement”), pursuant to which, as security for the repayment of the Company’s obligations under the Facility Agreement, the Company granted to Deerfield a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Facility Agreement.
The net proceeds from the Term Loan were approximately $113.7 million, after deducting the yield enhancement and out-of-pocket expenses. As described below, in April 2017 the Company used approximately $67.1 million of the net proceeds from the Term Loan to repurchase $68 million aggregate principal amount of outstanding 2.25% Senior Notes, plus the accrued but unpaid interest thereon, from the holders thereof in privately negotiated transactions. The Company and Bank of America, N.A., also unwound the portion of the Capped Call Transactions related to the repurchased 2.25% Senior Notes. Endologix intends to use the remainder of the net proceeds from the Term Loan for working capital and general corporate purposes.
Any amounts drawn under the Facility Agreement will accrue interest at a rate of 6.87% per annum, payable quarterly in arrears beginning on July 1, 2017 and on the first business day of each calendar quarter thereafter and on the Maturity Date, unless repaid earlier. The Company will be required to pay Deerfield on each of April 2, 2021, April 2, 2022 and April 2, 2023 (the “Maturity Date”), an amortization payment equal to $40 million (or, if on the Maturity Date, the remaining outstanding principal amount of the Term Loan).
Upon a change of control of the Company, if the acquirer satisfies certain conditions set forth in the Facility Agreement, such acquirer may assume the outstanding principal amount under the Facility Agreement without penalty. If such acquirer does not satisfy the conditions set forth in the Facility Agreement, Deerfield may, at its option, require the Company to repay the outstanding principal balance under the Facility Agreement plus, depending on the timing of the change of control transaction, the Company may be required to pay a make-whole premium and will be required to pay a change of control fee.
At any time on or after the fourth anniversary of the Agreement Date, the Company has the right to prepay any amounts owed under the Facility Agreement without premium or penalty, unless such prepayment occurs in connection with a change of control of the Company, in which case the Company must pay Deerfield a change of control fee unless such change of control occurs beyond a certain period after the Maturity Date. At any time prior to the fourth anniversary of the Agreement Date, any prepayment made by the Company will be subject to a make-whole premium and, if such prepayment occurs in connection with a change of control of the Company, a change of control fee.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Any amounts drawn under the Facility Agreement may become immediately due and payable upon customary events of default, as defined in the Facility Agreement, or the consummation of certain change of control transactions, as described above.
The Facility Agreement contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the U.S. Securities and Exchange Commission (the “Commission”) and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.

Warrants
In connection with the execution of the Facility Agreement, the Company issued to Deerfield warrants to purchase an aggregate of 6,470,000 shares of common stock of the Company at an exercise price of $9.23 per share (the “Warrants”). The number of shares of common stock of the Company into which the Warrants are exercisable and the exercise price of the Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company.
The Warrants expire on the seventh anniversary of the Agreement Date. Subject to certain exceptions, the Warrants contain limitations such that the Company may not issue shares of common stock of the Company to Deerfield upon the exercise of the Warrants if such issuance would result in Deerfield beneficially owning in excess of 4.985% of the total number of shares of common stock of the Company then issued and outstanding.
The holders of the Warrants may exercise the Warrants for cash, on a cashless basis or through a reduction of an amount of principal outstanding under the Term Loan. In connection with certain major transactions, the holders may have the option to convert the Warrants, in whole or in part, into the right to receive the transaction consideration payable upon consummation of such major transaction in respect of a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants, as defined therein, and in the case of other major transactions, the holders may have the right to exercise the Warrants, in whole or in part, for a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants.
Registration Rights Agreement
In connection with the Term Loan and the issuance of the Warrants, the Company entered into a Registration Rights Agreement with Deerfield (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a registration statement on Form S-3 (or if Form S-3 is not then available, such other form of registration statement as is then available) with the Commission on or prior to the 30th day following the Agreement Date, to register for resale the shares of common stock of the Company issuable upon the exercise of the Warrants. The aforementioned registration statement was filed on Form S-3 on May 2, 2017.
Credit and Security Agreement
On the Agreement Date, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Deerfield ELGX Revolver, LLC (“Deerfield Revolver”), pursuant to which the Company may borrow up to the lesser of $50 million or its applicable borrowing base from time to time prior to March 31, 2020 (the “Revolver”). Any outstanding principal under the Revolver will accrue interest at a rate equal to 3-month LIBOR (with a 1% floor) plus 4.60%, payable monthly in arrears on the first business day of the immediately succeeding calendar month and on the maturity date. The Company is subject to other fees in addition to interest on the outstanding principal amount under the Revolver, including in connection with an early termination of the Revolver. The Revolver replaces the Company’s $50 million asset-based revolving line of credit with MidCap Financial Trust. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Term Loan.

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
of the merger; costs, fees, expenses and charges associated with the merger which may negatively impact our financial condition and operating results; and business disruption after the merger, including adverse effects on employee retention and business relationships with suppliers, customers and other business partners;

•	failure to realize the anticipated benefits from previous business combination transactions, including our acquisition of Nellix, Inc. (“Nellix”);

•	continued market acceptance, use and endorsement of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, mis-use or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions.

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

Overview
Our Business
Our corporate headquarters is located in Irvine, California and we have manufacturing facilities located in Irvine and Santa Rosa, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (a) traditional minimally-invasive endovascular aneurysm repair ("EVAR") or (b) endovascular aneurysm sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. Our current EVAR products include the AFX® Endovascular AAA System, or the AFX System, the VELA® Proximal Endograft, and the Ovation® Abdominal Stent Graft System, or the Ovation System. Our current EVAS product is the Nellix ® Endovascular Aneurysm Sealing System, or the Nellix EVAS System. We sell our products through our direct U.S. and European sales forces and third-party international distributors and agents in other parts of the world.
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2016, entitled "Business," for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Product Developments and Clinical Trials

When used in this report, “we,” “our,” “us” or “Endologix,” refer to Endologix, Inc. and our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. Endologix®, AFX®, Nellix®, IntuiTrak®, Ovation®, VELA®, Ovation Prime®, Duraply®, Ovation Alto®, and CustomSeal®, are registered trademarks of Endologix, Inc. and its subsidiaries. ActiveSeal™ and the respective product logos are trademarks of Endologix, Inc. and its subsidiaries.

Recent Highlights of Our Product Development Initiatives, Clinical Trials and Regulatory Approvals

Nellix EVAS System

The Nellix EVAS System consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. The Nellix EVAS System seals the entire aneurysm sac effectively excluding the aneurysm reducing the likelihood of future aneurysm rupture. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD Global Registry - This study is designed to provide real world clinical results to demonstrate the effectiveness and broad applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013. In September 2014, we announced completion of patient enrollment in the Nellix EVAS FORWARD Global Registry. In November 2016, we announced updated data on 300 patients with a mean follow-up of 25 months. In 2017, the EVAS FORWARD Global Registry 2 commenced a post market evaluation of the Nellix 3.5 EVAS System. In November 2016, we also announced positive 2-year results from the Nellix EVAS FORWARD Global Registry. The following outcomes were presented at the annual VEITH meeting:

•37% of the patients had complex anatomies;
•98% freedom from any persistent endoleaks at latest follow-up;
•No secondary interventions for Type II endoleaks;
•97% freedom from aneurysm-related mortality; and

•99% freedom from cardiovascular mortality.

•
EVAS FORWARD IDE - We developed this pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. This study is a prospective single arm registry which enrolled 179 patients at 29 centers in the United States and Europe. In November 2014, we completed enrollment in the EVAS FORWARD IDE, and we submitted the one year results to the U.S. Food and Drug Administration (the “FDA”) in March 2016. In May 2016, we announced the results of the one year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and treatment success at one year (effectiveness).

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

AFX

The AFX System consists of (i) a cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as “ePTFE”) graft material and (ii) accompanying delivery systems. Once fixed in its proper position within the abdominal aortic bifurcation, the AFX System provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture. In February 2014, we launched a new proximal extension in the United States, VELA, designed to be used in conjunction with our AFX bifurcated device. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We began a commercial introduction of VELA in Europe in January 2015.

In September 2014, we announced a new clinical study called LEOPARD (Looking at EVAR Outcomes by Primary Analysis of Randomized Data). This study will provide a real-world comparison of the AFX System versus other commercially available EVAR devices. We designed the LEOPARD study to randomize and enroll up to 800 patients at 80 leading centers throughout the United States and commenced enrollment in the first quarter of 2015. The centers are a mix of our current and new customers, with each investigator selecting one competitive device to randomize against the AFX System. The LEOPARD study is being led by an independent steering committee of leading physicians who are involved with the study and responsible for presenting the results over the five-year follow-up period.

In December 2015, we announced that the AFX System received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”).

In February 2016, we announced the completion of the first United States commercial implant of our AFX2 Bifurcated Endograft System (“AFX2”). AFX2 reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates percutaneous endovascular aneurysm repair (“PEVAR”) by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together our ActiveSeal™ technology, DuraPly® PTFE graft material and VELA Proximal Endograft, into an integrated new EVAR system.

In December 2016, we received notice from our Notified Body in the European Union that the CE Mark for the AFX System and AFX2 would be suspended due to reports of Type III endoleaks with a prior generation of the device. We had, for our current generation of AFX products, implemented device and graft material improvements and updated instructions for use resulting in a substantial reduction in reported Type III endoleaks. We provided documentation of the foregoing reduction in Type III endoleaks to our Notified Body. In January 2017, we received notice from our Notified Body that the CE Mark for the AFX System and AFX2 had been re-instated, effective immediately.

In addition, in December 2016, we placed a temporary hold on shipments of the AFX System and AFX2 to complete an investigation of a manufacturing issue with some sizes of these devices. In late December 2016, we removed the temporary hold on, and resumed shipments of, all sizes of the AFX System and some sizes of AFX2, and in January 2017 we removed the temporary hold on, and resumed shipments of, all sizes of AFX2.

Ovation

The Ovation System consists of (i) a radiopaque nitinol suprarenal stent with integral anchors, (ii) a low-permeability polytetrafluoroethylene (“PTFE”), aortic body graft that contains a network of inflatable rings filled with a liquid polymer that solidifies during the deployment procedure, (iii) nitinol iliac limb stents encapsulated with PTFE, and (iv) accompanying ultra-low profile delivery systems, auto injector and fill polymer kit. The Ovation System creates a custom seal that conforms to anatomical irregularities and the ultra-low profile system navigates tortuous anatomies.

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
In early 2015, TriVascular initiated the LUCY Study, a multi-center post-market registry designed to explore the clinical benefits associated with EVAR using the Ovation Abdominal Stent Graft Platform in female patients with AAA, as compared to males. It is the first prospective study evaluating EVAR in females, a population that has historically been underrepresented in EVAR clinical trials. We announced completion of enrollment of 225 patients in the LUCY study in February 2017.

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
In August 2016, we announced that the first two patients were treated with the Ovation Alto® Abdominal Stent Graft System(“Ovation Alto”), which is the newest device in the Ovation System. Ovation Alto is an investigational device, currently not approved in any market. Ovation Alto expands EVAR to include the treatment of patients with complex AAAs, specifically patients with very short or otherwise challenging aortic neck anatomy. This is achieved by the conformable O-rings with CustomSeal® polymer that have been repositioned near the top of the endograft, providing seal just below the renal arteries. In November 2016, we received Investigational Device Exemption (“IDE”) approval from the FDA to conduct a clinical study with Ovation Alto in the United States.

In March 2017, we announced enrollment of the first patients in the Expanding Patient Applicability with Polymer Sealing Ovation Alto Stent Graft (ELEVATE) IDE clinical study, our pivotal clinical trial to evaluate the safety and effectiveness of Ovation Alto for the repair of infrarenal AAAs. The ELEVATE IDE clinical trial is approved to enroll 75 patients at up to 12 centers in the United States.

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

Results of Operations
Operations Overview - Three Months Ended March 31, 2017 versus 2016
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended March 31,
	2017		2016
Revenue	$42,612	100.0%	$42,366	100.0%
Cost of goods sold	13,970	32.8%	14,425	34.0%
Gross profit	28,642	67.2%	27,941	66.0%
Operating expenses:
Research and development	5,530	13.0%	7,846	18.5%
Clinical and regulatory affairs	3,835	9.0%	3,884	9.2%
Marketing and sales	25,900	60.8%	27,918	65.9%
General and administrative	8,873	20.8%	9,946	23.5%
Restructuring costs	166	0.4%	7,323	17.3%
Settlement costs	—	—%	4,650	11.0%
Contract termination and business acquisition expenses	—	—%	4,778	11.3%
Total operating expenses	44,304	104.0%	66,345	156.6%
Loss from operations	(15,662)	(36.8)%	(38,404)	(90.6)%
Total other income (expense)	(5,498)	(12.9)%	(9,164)	(21.6)%
Net loss before income tax expense	(21,160)	(49.7)%	(47,568)	(112.3)%
Income tax expense	(154)	(0.4)%	(103)	(0.2)%
Net loss	$(21,314)	(50.0)%	$(47,671)	(112.5)%

Comparison of the Three Months Ended March 31, 2017 versus 2016
Revenue

	Three Months Ended March 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Revenue	$42,612	$42,366	$246	0.6%

US Sales. Net sales totaled $30.9 million in the three months ended March 31, 2017, a 3.4% increase from $29.9 million in three months ended March 31, 2016, driven by strong sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $11.7 million in the three months ended March 31, 2017, a 6.2% decrease from $12.5 million in the three months ended March 31, 2016, primarily due to the temporary suspension of our CE Mark for the AFX System, lower sales of the Nellix EVAS System related to the narrowed indication partially offset by strong sales of the Ovation System. Our international sales for the three months ended March 31, 2017 included an unfavorable foreign currency impact of approximately $0.3 million when compared to the net sales for the three months ended March 31, 2016, which had a 2.3 percentage point unfavorable impact on the growth rate representing constant currency decline of 3.9%.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Cost of goods sold	$13,970	$14,425	$(455)	(3.2)%
Gross profit	28,642	27,941	701	2.5%
Gross margin percentage (gross profit as a percent of revenue)	67.2%	66.0%

Gross margin percentage for the three months ended March 31, 2017 increased to 67.2% from 66.0% for the three months ended March 31, 2016. The three months ended March 31, 2016 included a $2.2 million impact of purchase price accounting for inventory acquired in the TriVascular merger. Excluding this impact, cost of goods increased $1.7 million in the three months ended March 31, 2017 versus 2016. This increase is driven by less leverage of fixed overhead due to lower production volume in 2017.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Research and development	$5,530	$7,846	$(2,316)	(29.5)%
Clinical and regulatory affairs	3,835	3,884	(49)	(1.3)%
Marketing and sales	25,900	27,918	(2,018)	(7.2)%
General and administrative	8,873	9,946	(1,073)	(10.8)%
Restructuring costs	166	7,323	(7,157)	(97.7)%
Settlement costs	—	4,650	(4,650)	(100.0)%
Contract termination and business acquisition expenses	—	4,778	(4,778)	(100.0)%
Research and Development. The $2.3 million decrease in research and development expenses was attributable to timing of project spending and synergies related to the TriVascular merger.
Clinical and Regulatory Affairs. The slight decrease in clinical and regulatory affairs expenses are due to synergies related to the TriVascular merger.
Marketing and Sales. The $2.0 million decrease in marketing and sales expenses for the three months ended March 31, 2017, as compared to the prior year period, was driven by synergies as a result of the integration of the TriVascular sales and marketing organization.
General and Administrative. The $1.1 million decrease in general and administrative expenses is primarily attributable to a decrease in headcount related to synergies as a result of the TriVascular merger. The targeted reductions were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
Restructuring Costs. The $7.2 million decrease in restructuring costs for the three months ended March 31, 2017, as compared to the prior year period is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.

Settlement Costs. The $4.7 million decrease in settlement costs for the three months ended March 31, 2017, as compared to the prior year period, was a result of the LifePort settlement.

Contract Termination and Business Acquisition Expenses. The $4.8 million decrease in contract termination and business acquisition expenses for the three months ended March 31, 2017, as compared to the prior year period, was primarily related to termination of some of our international distributors as well as deal related expenses associated with the TriVascular merger.

Other income (expense), net

	Three Months Ended March 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(5,498)	$(9,164)	$3,666	(40.0)%

Other Income (Expense), Net. Other expense of $5.5 million for the three months ended March 31, 2017 consists mainly of interest expense associated with our convertible notes and change in fair value of contingent consideration related to the Nellix acquisition of $1.2 million. Other expense for the three months ended March 31, 2016 consists mainly of interest expense associated with our convertible note and change in fair value of derivative liabilities of $5.1 million.
Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Income tax expense	$(154)	$(103)	$(51)	49.5%
Our income tax expense was $154 thousand and our effective tax rate was (0.7)% for the three months ended March 31, 2017 due to our tax positions in various jurisdictions. During the three months ended March 31, 2017 and 2016, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2017, December 31, 2016, and March 31, 2016:

	March 31, 2017	December 31, 2016	March 31, 2016
	(in thousands, except financial metrics data)
Cash and cash equivalents	$15,541	$26,120	$39,773
Marketable securities	$18,496	$20,988	$46,441
Accounts receivable, net	$30,386	$34,430	$36,592
Total current assets	$112,956	$129,845	$172,308
Total current liabilities	$40,359	$44,902	$59,623
Working capital surplus (a)	$72,597	$84,943	$112,685
Current ratio (b)	2.8	2.9	2.9
Days sales outstanding ("DSO") (c)	64	67	78
Inventory turnover (d)	1.3	2.0	1.6
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

Operating Activities
In the three months ended March 31, 2017, our operating activities used $13.0 million in cash. This was primarily the result of a net loss of $21.3 million, non-cash operating expenses of $9.0 million, and changes in operating assets and liabilities of $0.7 million. In the three months ended March 31, 2016, our operating activities used $33.4 million in cash. This was primarily the result of a net loss of $47.7 million, net non-cash operating expenses of $12.8 million and changes in operating assets and liabilities of $1.6 million.
During the three months ended March 31, 2017 and 2016, our cash collections from customers totaled $46.9 million and $41.5 million, respectively, representing 110.0% and 97.9% of reported revenue for the same periods.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2017 was $2.1 million, as compared to cash used in investing activities of $52.2 million in the prior year period. For the three months ended March 31, 2017, cash provided by investing activities consisted of $2.5 million in maturities of marketable securities; offset by $0.4 million used for machinery and equipment purchases. For the three months ended March 31, 2016, cash used in investing activities consisted of $60.6 million used for the acquisition of TriVascular and $0.9 million used for machinery and equipment purchases. This was offset by proceeds from the maturities of marketable securities of $9.4 million.
Financing Activities
Cash provided by financing activities was $0.1 million for the three months ended March 31, 2017, as compared to cash provided by financing activities of $0.5 million in the prior year period. For the three months ended March 31, 2017 and 2016, cash provided by financing activities consisted of proceeds of $0.1 million and $0.5 million, respectively, from the exercise of stock options.
Credit Arrangements

See Notes 6 and 13 of the Notes to the Condensed Consolidated Financial Statements.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of March 31, 2017, these subsidiaries and branches held an aggregate of $6.5 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and must repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.

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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of March 31, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter
Long-term debt obligations	$211,250	$—	$86,250	$—	$125,000	$—	$—
Interest on convertible notes	20,132	6,003	6,003	4,063	4,063	—	—
Operating lease obligations	33,276	2,793	2,652	2,431	2,515	2,484	20,401
Total	$264,658	$8,796	$94,905	$6,494	$131,578	$2,484	$20,401
Refer to Notes 6 and 13 of the Notes to the Condensed Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements.

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material.
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB agreed to a one-year deferral of the revenue recognition standard's effective date for all entities. The new revenue standard is effective for us on January 1, 2018. Early application is permitted, but not before the original effective date, which would have been January 1, 2017 for us. The new revenue standard permits the use of either the full retrospective or modified retrospective transition method; these methods may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.

Accordingly, in 2016, we established a cross-functional implementation team to analyze the impact of the new revenue standard. This preliminary analysis included the review of an initial sample of contracts, as well as reviewing current accounting policies and customary business practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. As we continue to assess all potential effects of the new revenue standard, we currently expect revenue related to the completion of an EVAR or EVAS procedure in hospitals, when the EVAR or EVAS products are implanted in a patient, to remain substantially unchanged. We also plan to select a larger sample from our population of contracts in search of additional attributes. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new revenue standard. We currently expect to adopt the new revenue standard in our first quarter of 2018 utilizing the modified retrospective adoption method. We currently do not expect the new revenue standard to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements. The foregoing preliminary assessments or expectations are subject to change pending further analysis through the 2017 year.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new accounting standard prospectively in the first quarter of 2017. This new accounting standard did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. We are currently assessing the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. We adopted this standard effective January 1, 2017. As a result, excess tax benefits are no longer recorded in additional paid-in capital and instead are applied against taxes payable or recognized in the condensed consolidated statements of operations. In addition, our income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. We also determined that there were no significant changes to disclosure or financial statement presentation and changes in accounting for excess tax benefits and deficiencies were not material as a result of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that ASU 2016-15 will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to immediately recognize the tax consequences of intercompany transfer other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the impact this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This accounting standards update changes the procedural steps in applying the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective prospectively for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $38 thousand decrease in the fair value of our investments as of March 31, 2017. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer (with the exception of United States agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

We were exposed to market risk for changes in interest rates on the MidCap Credit Facility. All outstanding amounts under the MidCap Credit Facility bore interest at a variable rate equal to LIBOR, plus 4.10%. As of March 31, 2017, we had no amounts outstanding under the MidCap Credit Facility.

Our 3.25% Senior Notes and 2.25% Senior Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk. The Capped Call Transactions are derivative instruments that qualify for classification within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting. The settlement amounts for the capped call transactions are each determined based upon the difference between a strike price and a traded price of our common stock.

Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $4 thousand of loss during the three months ended March 31, 2017, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.

Market Price Sensitive Instruments. In connection with our merger with TriVascular Technologies, Inc. (“TriVascular”) in February 2016, we issued 13.6 million shares of our common stock as consideration to the former stockholders of TriVascular. As a result of our issuance of such shares in the merger, the quantity of authorized common shares available for future issuance at that time was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments included the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required us, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 we re-classed $24.8 million of the equity component of the Senior Notes to derivative liabilities which will be marked to market each period.  For the three months ended March 31, 2016, we recorded $5.1 million as a fair value adjustment of derivative liabilities primarily based on our stock price increasing from $7.42 to $8.36 from the date of reclassification. The value of the derivative liability and our earnings was subject to market price risk until we increased the number of our authorized common shares to alleviate the deficiency. In June 2016, upon the approval of our stockholders, we amended our certificate of incorporation to increase the number of our authorized common shares eliminating the authorized share deficiency.

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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
We are from time to time involved in various other legal proceedings, most of which are routine litigation in the normal course of our business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 1, 2017, as well as the information contained in this Quarterly Report and our other reports we file with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6.	Exhibit Index.
The following exhibits are filed or furnished herewith:

Exhibit 10.1	*	Employment Agreement, dated as of February 3, 2016, by and between Endologix, Inc. and Michael Chobotov, Ph.D.

Exhibit 10.2	*	Employment Agreement, dated as of February 3, 2016, by and between Endologix, Inc. and Shari O’Quinn.

Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 101.INS		XBRL Instance Document

Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Lin Base Document

Exhibit 101.DEF		XBRL Taxonomy Extension Definition Link Base Document

Exhibit 101.LAB		XBRL Taxonomy Extension Label Link Base Document

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Link Base Document
*    Filed herewith.

(1)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date:	May 5, 2017	/s/ John McDermott
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2017	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)