Form 10-Q
period 2017-06-30
ENDOLOGIX INC /DE/
filed 2017-08-04
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 1, 2017, there were 83,434,656 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$81,641	$26,120
Restricted cash	2,877	2,001
Marketable securities	10,000	20,988
Accounts receivable, net allowance for doubtful accounts of $994 and $1,037, respectively.	33,118	34,430
Other receivables	390	1,787
Inventories	43,555	41,160
Prepaid expenses and other current assets	4,235	3,359
Total current assets	$175,816	$129,845
Property and equipment, net	21,300	23,265
Goodwill	120,845	120,711
Intangibles, net	82,570	84,511
Deposits and other assets	1,536	1,352
Total assets	$402,067	$359,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,030	$13,237
Accrued payroll	16,933	19,997
Accrued expenses and other current liabilities	10,001	11,668
Revolving line of credit	24,297	—
Total current liabilities	$62,261	$44,902
Deferred income taxes	879	879
Deferred rent	7,859	7,949
Other liabilities	4,194	3,783
Contingently issuable common stock	9,600	12,200
Debt	220,520	177,178
Total liabilities	$305,313	$246,891
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 shares authorized. 83,638,895 and 82,986,244 shares issued, respectively. 83,426,656 and 82,774,005 shares outstanding, respectively.	84	83
Treasury stock, at cost, 212,239 shares.	(2,942)	(2,942)
Additional paid-in capital	588,194	567,765
Accumulated deficit	(491,207)	(453,601)
Accumulated other comprehensive income	2,625	1,488
Total stockholders’ equity	$96,754	$112,793
Total liabilities and stockholders’ equity	$402,067	$359,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$48,556	$50,974	$91,168	$93,340
Cost of goods sold	16,332	21,515	30,302	35,940
Gross profit	32,224	29,459	60,866	57,400
Operating expenses:
Research and development	5,734	7,714	11,264	15,559
Clinical and regulatory affairs	2,740	4,022	6,575	7,905
Marketing and sales	23,781	28,824	49,681	56,742
General and administrative	7,904	10,210	16,777	20,156
Restructuring costs	(29)	790	137	8,114
Settlement costs	—	—	—	4,650
Contract termination and business acquisition expenses	—	1,127	—	5,905
Total operating expenses	40,130	52,687	84,434	119,031
Loss from operations	(7,906)	(23,228)	(23,568)	(61,631)
Other income (expense):
Interest income	28	48	72	110
Interest expense	(5,803)	(3,815)	(10,098)	(7,597)
Other income (expense), net	223	(556)	176	(912)
Change in fair value of contingent consideration related to acquisition	3,800	(100)	2,600	(100)
Loss on debt extinguishment	(6,512)	—	(6,512)	—
Change in fair value of derivative liabilities	—	(38,743)	—	(43,831)
Total other income (expense)	(8,264)	(43,166)	(13,762)	(52,330)
Net loss before income tax expense	(16,170)	(66,394)	(37,330)	(113,961)
Income tax expense	(122)	(443)	(276)	(546)
Net loss	$(16,292)	$(66,837)	$(37,606)	$(114,507)
Other comprehensive income (loss) foreign currency translation	781	1,019	1,137	914
Comprehensive loss	$(15,511)	$(65,818)	$(36,469)	$(113,593)

Basic and diluted net loss per share	$(0.20)	$(0.81)	$(0.45)	$(1.44)
Shares used in computing basic and diluted net loss per share	83,247	82,072	83,087	79,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(37,606)	$(114,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(89)	—
Depreciation and amortization	4,645	4,229
Stock-based compensation	6,188	6,768
Change in fair value of derivative liabilities	—	43,831
Change in fair value of contingent consideration related to acquisition	(2,600)	100
Accretion of interest & amortization of deferred financing costs on debt	5,004	4,603
Non-cash foreign exchange loss (gain)	(206)	810
Non-cash loss on debt extinguishment	3,997	—
Changes in operating assets and liabilities:
Restricted cash	(876)	—
Accounts receivable and other receivables	3,470	(2,445)
Inventories	(2,174)	3,557
Prepaid expenses and other current assets	(762)	1,100
Accounts payable	(3,486)	(5,812)
Accrued payroll	(3,220)	6,922
Accrued expenses and other liabilities	(1,092)	1,889
Net cash used in operating activities	$(28,807)	$(48,955)
Cash flows from investing activities:
Purchases of marketable securities	—	(5,017)
Maturities of marketable securities	11,000	19,350
Purchases of property and equipment	(833)	(1,304)
Acquisition of business, net of cash acquired of $0 and $24,012, respectively	—	(60,622)
Net cash (used in) provided by investing activities	$10,167	$(47,593)
Cash flows from financing activities:
Net proceeds from revolving line of credit	24,297	—
Deferred financing costs	(6,285)	—
Proceeds from sale of common stock under employee stock purchase plan	1,681	1,826
Proceeds from exercise of stock options	449	1,777
Proceeds from issuance of debt	120,000	—
Repayment of debt	(66,613)	—
Minimum tax withholding paid on behalf of employees for restricted stock units	—	(134)
Net cash provided by financing activities	$73,529	$3,469
Effect of exchange rate changes on cash and cash equivalents	632	(26)
Net (decrease) in cash and cash equivalents	$55,521	$(93,105)
Cash and cash equivalents, beginning of period	26,120	124,553
Cash and cash equivalents, end of period	$81,641	$31,448
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,956	$2,994
Cash paid for income taxes	$565	$167
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$26	$—
Fair value of common stock issued for business acquisition	$—	$100,812
Fair value of warrants issued for business acquisition	$—	$44
Fair value of warrants issued in connection with the Facility Agreement	$14,704	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)
1. Description of Business, Basis of Presentation, and Operating Segment
(a) Description of Business
Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine, California and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products include innovations for minimally-invasive endovascular aneurysm repair ("EVAR") or endovascular aneurysm sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Ovation® Abdominal Stent Graft System (the “Ovation” System), and the AFX® Endovascular AAA System (the “AFX” System) which features the VELA™ Proximal Endograft System, and the AFX2 Bifurcated Endograft System (the “AFX2” System). The Company's current EVAS product is the Nellix® EndoVascular Aneurysm Sealing System (the “Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors worldwide, provide the sole source of the Company's reported revenue.
On February 3, 2016, the Company completed its previously announced merger with TriVascular Technologies, Inc. (“TriVascular”). The merger with TriVascular expanded the Company's product offering and intellectual property, increased the Company's sales force, and enhanced our product development capabilities.
The Company’s Ovation System consist of a radiopaque nitinol stent for suprarenal fixation and a low-permeability polytetrafluoroethylene (PTFE) graft. The stent is designed with integral anchors to enable fixation to the aortic wall. To seal the graft and to provide support for the aortic body legs into which the iliac limbs are deployed, the graft contains a network of inflatable rings that are filled with a liquid polymer that solidifies during the deployment procedure.
The Company's AFX System consist of (i) a cobalt chromium alloy stent covered by polytetrafluoroethylene (commonly referred to as "ePTFE") graft material and (ii) accompanying delivery systems. Once fixed in its proper position within the abdominal aortic bifurcation, the Company's AFX System provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.
The Company's Nellix EVAS System consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. The Company's Nellix EVAS System seals the entire aneurysm sac effectively excluding the aneurysm reducing the likelihood of future aneurysm rupture. Additionally, the Nellix EVAS System has the potential to reduce post procedural re-interventions.
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2017 and 2016, there were no related party transactions.
The interim financial data as of June 30, 2017 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and six months ended June 30, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The interim financial data includes the results of TriVascular, beginning on February 3, 2016, the effective date of the merger.
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
For a complete summary of the Company's significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of the Company's 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. There have been no material changes to the Company's significant accounting policies during the three and six months ended June 30, 2017.

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Production equipment, molds, and office furniture	$11,908	$11,714
Computer hardware and software	8,746	8,162
Leasehold improvements	15,495	15,495
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	842	839
Property and equipment, at cost	$36,991	$36,210
Accumulated depreciation	(15,691)	(12,945)
Property and equipment, net	$21,300	$23,265
Depreciation expense for property and equipment for the three months ended June 30, 2017 and 2016 was $1.3 million and $1.3 million, respectively. For the six months ended June 30, 2017 and 2016 depreciation expense for property and equipment was $2.7 million and $2.6 million, respectively.
(b) Inventories
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$11,291	$13,133
Work-in-process	11,767	10,139
Finished goods	20,497	17,888
Total Inventories	$43,555	$41,160
(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	June 30, 2017	December 31, 2016
Goodwill	$120,845	$120,711

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development	11,200	11,200

Finite lived intangibles
Developed technology	$67,600	$67,600
Accumulated amortization	(5,375)	(3,810)
Developed technology, net	$62,225	$63,790

Customer relationships	$7,500	$7,500
Accumulated amortization	(1,063)	(687)
Customer relationships, net	$6,437	$6,813

Intangible assets (excluding goodwill), net	$82,570	$84,511
The change in the carrying amount of goodwill for the six months ended June 30, 2017 is as follows (in thousands):

Balance at January 1, 2017	120,711
Foreign currency translation adjustment	134
Balance at June 30, 2017	$120,845
Amortization expense for intangible assets for the three months ended June 30, 2017 and 2016 was $1.0 million and $0.7 million, respectively. For the six months ended June 30, 2017 and 2016 amortization expense for intangible assets was $1.9 million and $1.6 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2017	$1,940
2018	3,978
2019	3,978
2020	4,996
2021	6,557
2022 & Thereafter	47,213
Total	$68,662

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Marketable securities
Investments in held-to-maturity marketable securities consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$3,999	$—	$(1)	$3,998
Corporate bonds	6,001	—	(2)	5,999
Total	$10,000	$—	$(3)	$9,997

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$6,488	$2	$—	$6,490
Corporate bonds	10,513	—	(21)	10,492
Commercial paper	3,987	—	—	3,987
Total	$20,988	$2	$(21)	$20,969

At June 30, 2017, the Company’s investments included 4 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $3 thousand and a total fair market value of approximately $10.0 million. All investments with gross unrealized losses have been in unrealized loss positions for less than 11 months. The unrealized losses were caused by interest rate fluctuations. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the three and six months ended June 30, 2017. All of the Company's investments of held-to-maturity securities will mature within less than 12 months with an average maturity of 1 month.
(e) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2017
Cash and cash equivalents	$81,641	$—	$—	$81,641
Restricted cash	$2,877	$—	$—	$2,877
Contingently issuable common stock	$—	$—	$9,600	$9,600
At December 31, 2016
Cash and cash equivalents	$26,120	$—	$—	$26,120
Restricted cash	$2,001	$—	$—	$2,001
Contingently issuable common stock	$—	$—	$12,200	$12,200

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

There were no re-measurements to fair value during the six months ended June 30, 2017 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended June 30, 2017.
(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company measures the fair value of its 2.25% Convertible Senior Notes due 2018 and 3.25% Convertible Senior Notes due 2020 (collectively, the “Senior Notes”) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of our long-term debt was $123.2 million as of June 30, 2017 and $187.6 million as of December 31, 2016.
The Company measures the fair value of its Term Loan carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Term Loan is determined by Level 3 inputs and is based primarily on unobservable inputs that are not corroborated by market data. The fair value of our Term Loan was $100.2 million as of June 30, 2017.
Due to short-term nature, the Company believes that the carrying value of its revolving line of credit approximated its fair value at June 30, 2017.
The Company measures the fair value of its held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of goods sold	$304	$259	$473	$532
Operating expenses:
Research and development	323	434	583	797
Clinical and regulatory affairs	160	593	420	493
Marketing and sales	1,283	1,261	2,341	2,391
General and administrative	1,164	1,339	2,371	2,555
Total operating expenses	$2,930	$3,627	$5,715	$6,236
Total	$3,234	$3,886	$6,188	$6,768

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(16,292)	$(66,837)	$(37,606)	$(114,507)
Shares used in computing basic and diluted net loss per share	83,247	82,072	83,087	79,368
Basic and diluted net loss per share	$(0.20)	$(0.81)	$(0.45)	$(1.44)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Common stock options	574	1,620	636	1,193
Restricted stock awards	121	135	120	131
Restricted stock units	207	438	248	299
Total	902	2,193	1,004	1,623

Conversion of Senior Notes
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

Deerfield Warrants
On April 3, 2017, the Company entered into a Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million, subject to the terms and conditions set forth in the Facility Agreement (the “Term Loan”). As part of the Facility Agreement, the Company also issued warrants to Deerfield to purchase an aggregate of 6,470,000 shares of common stock of the Company at an exercise price of $9.23 per share (the “Deerfield Warrants”). The number of shares of common stock of the Company into which the Warrants are exercisable and the exercise price of the Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company. Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Conversion of the Notes	11,939	14,767	11,939	14,767
Deerfield Warrants	6,470	—	6,470	—
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
The Company could not redeem the 2.25% Senior Notes prior to December 15, 2016. On or after December 15, 2016, the Company may redeem for cash all or any portion of the 2.25% Senior Notes, at its option, but only if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the second trading day immediately preceding the date on which the Company provides notice of redemption, exceeds 130% of the conversion price on each applicable trading day. The redemption price will equal 100% of the principal amount of the 2.25% Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2.25% Senior Notes.
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
On April 3, 2017, the Company entered into a Facility with affiliates of Deerfield Management Company, L.P., pursuant to which Deerfield agreed to loan to the Company up to $120 million, subject to the terms and conditions set forth in the Facility Agreement. The Company used a portion of the proceeds from the Term Loan to repurchase $68 million aggregate principal amount of outstanding 2.25% Senior Notes, plus the accrued but unpaid interest thereon, from the holders thereof in privately negotiated transactions. Refer to section Deerfield Facility Agreement below for further discussion. The embedded conversion option of the 2.25% Senior Notes, which was originally recorded in additional paid-in capital, was reduced by $2.2 million. Additionally, $3.2 million related to the reduction of outstanding principal related to the 2.25% Senior Notes was charged to loss on debt extinguishment on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of June 30, 2017, the Company had outstanding borrowings of $18.3 million, and deferred financing costs of $0.2 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $1.1 million to $1.5 million through maturity.
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
In connection with the Company’s repurchase of approximately $68 million aggregate principal amount of outstanding 2.25% Senior Notes in April 2017, the Company and Bank of America, N.A. unwound a portion of the Capped Call Transactions relating to the repurchased 2.25% Senior Notes. These Capped Call Transactions were originally classified in stockholders’ equity and continued to meet the criteria for classification thereof while outstanding, and therefore were not subsequently measured at fair value. The Company did not pay or receive any amount related to the unwind of the Capped Call Transactions. Therefore, the Company accounted for the unwind of the Capped Call Transactions by removing these options at their carrying value in additional paid-in capital and recording an offsetting entry to additional paid-in capital. As a result, the Company did not recognize any gain or loss, and the unwind had no net impact on additional paid-in capital.
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
As of June 30, 2017, the Company had outstanding borrowings of $105.5 million, and deferred financing costs of $2.1 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
In connection with its merger with TriVascular in February 2016, the Company issued 13.6 million shares of common stock as consideration to the former stockholders of TriVascular. As a result of the Company's issuance of such shares in the merger, the quantity of authorized common shares available for future issuance was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments include the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the prior Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required the Company, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 the Company re-classed $24.8 million of the conversion features originally recorded in stockholder’s equity of the Senior Notes to derivative liabilities which will be marked to market each period until the Company authorizes sufficient new common shares to alleviate the deficiency.
On June 2, 2016, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 135,000,000, which is currently at a level sufficient to alleviate the share

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

deficiency. Accordingly, on June 2, 2016, the Company re-classed $68.6 million of the conversion features of the Senior Notes from derivative liabilities to additional paid-in capital.
For the three and six months ended June 30, 2016, the Company recorded $38.7 million as a fair value adjustment of derivative liabilities. The primary factor causing the change in the fair value of the derivative liability was during the period February 3, 2016 through June 2, 2016 when the Company's stock price increased. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
MidCap Credit Facility
On July 29, 2016, the Company entered into a credit and security agreement with MidCap Financial Trust ("MidCap"), as agent for the lenders party thereto and as a lender, whereby the Company could borrow up to the lesser of $50.0 million or its applicable borrowing base of asset-based revolving loans (the “MidCap Credit Facility”). All amounts owing under the MidCap Credit Facility accrued interest at a rate equal to the LIBOR Rate plus four and one tenth percent (4.10%). For purposes of the MidCap Credit Facility, LIBOR Rate meant a per annum rate of interest equal to the greater of (a) one half of one percent (0.50%) and (b) the rate determined by MidCap by dividing (i) the Base LIBOR Rate, meaning the base London interbank offer rate for the applicable interest period, by (ii) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement then imposed under Regulation D of the Board of Governors of the Federal Reserve System for “Eurocurrency Liabilities” (as defined therein).
The MidCap Credit Facility was secured by substantially all of the Company's assets, excluding its intellectual property (“Collateral”), and placed customary limitations on indebtedness, liens, distributions, acquisitions, investments, and other activities of the Company in a manner designed to protect the Collateral.
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
On April 3, 2017, the Company replaced the MidCap Credit Facility with a new revolving line of credit with Deerfield ELGX Revolver, LLC. As a result, and as of June 30, 2017, the Company wrote off approximately $0.8 million in deferred financing costs and was required to pay a $2.5 million termination fee to Midcap; the foregoing were charged to loss on debt extinguishment on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Deerfield Facility Agreement
On April 3, 2017, the Company entered into a Facility Agreement (the “Deerfield Facility Agreement” or “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million, subject to the terms and conditions set forth in the Facility Agreement (the “Term Loan”). The Company drew the entire principal amount of the Term Loan on the Agreement Date. The Company agreed to pay Deerfield a yield enhancement fee equal to 2.25% of the principal amount of the funds disbursed on the Agreement Date. The Company also agreed to reimburse Deerfield for all reasonable out-of-pocket expenses incurred by Deerfield in connection with the negotiation and documentation of the Facility Agreement up to a capped amount. Accordingly, deferred financing costs of $5.1 million was recorded on the Company’s Condensed Consolidated Balance Sheet as a direct reduction of the Term Loan, to be subsequently amortized as interest expense over the effective period of the Term Loan. Concurrently with entering into the Facility Agreement, the Company entered into a Guaranty and Security Agreement with Deerfield (the “Security Agreement”), pursuant to which, as security for the repayment of the Company’s obligations under the Facility Agreement, the Company granted to Deerfield a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Facility Agreement.
Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.87% per annum, payable quarterly in arrears beginning on July 1, 2017 and on the first business day of each calendar quarter thereafter and on the Maturity Date, unless repaid earlier. The Company will be required to pay Deerfield on each of April 2, 2021, April 2, 2022 and April 2, 2023 (the “Maturity Date”), an amortization payment equal to $40 million (or, if on the Maturity Date, the remaining outstanding principal amount of the Term Loan).
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
The Facility Agreement contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.
As of June 30, 2017, the Company had outstanding borrowings of $105.3 million, and deferred financing costs of $4.9 million, related to the Term Loan. Annual interest expense on these notes will range from $1.4 million to $8.4 million through maturity.
Warrants

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

In connection with the execution of the Facility Agreement, the Company issued to Deerfield warrants to purchase an aggregate of 6,470,000 shares of common stock of the Company at an exercise price of $9.23 per share (the “Deerfield Warrants”). The number of shares of common stock of the Company into which the Warrants are exercisable and the exercise price of the Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company.
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
The Company measured the initial fair value of the 6,470,000 shares underlying the Deerfield Warrants at $14.3 million, net of issuance costs of $0.4 million, and recorded the amount in additional paid-in-capital and as a direct reduction of the Term Loan, to be subsequently amortized as interest expense over the effective period of the Term Loan.
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
The Revolver replaces the Company’s $50.0 million asset-based revolving line of credit with MidCap Financial Trust. In conjunction with the Company’s adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” during the first quarter of 2016, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, the Company recorded $1.2 million in deferred financing costs related to the Revolver and presents these costs as a deferred asset, to be subsequently amortized as interest expense over the term of the Revolver, on the Company’s Condensed Consolidated Balance Sheets. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Term Loan. As of June 30, 2017, the Company had outstanding borrowings of $24.3 million, and deferred financing costs of $1.1 million related to the revolver.
In conjunction with the Company’s entry into the Credit Agreement, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Condensed Consolidated Balance Sheet.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
United States	$31,906	65.7%	$36,283	71.2%	$62,795	68.9%	$66,151	70.9%
Total International	$16,650	34.3%	$14,691	28.8%	$28,373	31.1%	$27,189	29.1%
Revenue	$48,556	100.0%	$50,974	100.0%	$91,168	100.0%	$93,340	100.0%

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
In conjunction with the TriVascular merger, the Company assumed the lease for TriVascular's facility in Santa Rosa, California. The Company uses the Santa Rosa facility for manufacturing, research & development, and administrative purposes and the facility consists of 110,000 square feet under an operating lease scheduled to expire in February 2018. In July 2017, the Company renewed the lease for an additional 5 years.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of June 30, 2017:

Remainder of 2017	$1,856
2018	3,317
2019	3,435
2020	3,659
2021	3,692
2022 and thereafter	21,821
Total	$37,780

Facilities rent expense for the three months ended June 30, 2017 and 2016 was $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2017 and 2016 facilities rent expense was $1.9 million and $1.6 million, respectively.
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
Shareholder Securities Litigation
In January 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to U.S. Food and Drug Administration Premarket Approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The Company believes the lawsuits are without merit and intends to defend itself vigorously.

Shareholder Derivative Litigation

On May 22, 2017, a purported stockholder of the Company filed a shareholder derivative complaint in the Superior Court for the State of California, County of Los Angeles, naming certain executive officers and the directors of the Company as defendants and alleging, among other things, breach of fiduciary duty by such executive officers and director. The Company believes this lawsuit is without merit and intends to defend itself vigorously.

SEC Investigation

In July 2017, the Company learned that the United States Securities and Exchange Commission (SEC) has issued a Formal Order of Investigation to investigate, among other things, events surrounding  the Nellix EVAS System and the prospect of its FDA pre-market approval.  The Company intends to fully cooperate with the investigation, but cannot predict its outcome or the timing of the investigation’s conclusion.

(d) Contract Termination
In the three and six months ended June 30, 2016, the Company sent notices of termination to certain of its distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $1.1 million and $2.7 million for the three and six months ended June 30, 2016. Such termination costs are included in contract termination and business acquisition expenses for the three and six months ended June 30, 2016.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

As of June 30, 2017 the Company's stock price last closed at $4.86 per share. Thus, had the PMA Milestone been achieved on June 30, 2017 the Contingent Payment would have comprised 3.0 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement), representing a value of $14.5 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2016	$12,200
Fair Value Adjustment of Contingent Payment for the six months ended June 30, 2017	(2,600)
June 30, 2017	$9,600

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively. The Company's ETR was (0.7)% for the three and six months ended June 30, 2017. The Company's ETR for the three and six months ended June 30, 2017 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.
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

11. Restructuring Charges
In the six months ended June 30, 2017, the Company recorded $0.1 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth. The Company expects to incur a total of $11.2 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of June 30, 2017. In the year ended December 31, 2016, the Company recorded $11.1 million in restructuring costs. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the six months ended June 30, 2017:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

One-time Termination Benefits
Accrual balance as of December 31, 2016	$2,754
Restructuring charges	137
Utilization	(2,656)
Accrual balance as of June 30, 2017	$235
The accrual balance as of June 30, 2017 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Combined net sales	$50,974	$96,011
Combined net loss from continuing operations	(62,507)	(110,730)
Combined basic and diluted net loss per share	$(0.76)	$(1.35)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	risks associated with our merger with TriVascular Technologies, Inc. (“TriVascular”);

•	failure to realize the anticipated benefits from previous business combination transactions, including our acquisition of Nellix, Inc. (“Nellix”);

•	continued market acceptance, use and endorsement of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, mis-use or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions.

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
The Nellix System has obtained CE Mark approval in the European Union and is only approved as an investigational device in the United States. The Ovation Alto System is only approved as an investigational device and currently not approved in any market.
Highlights of Our Product Development Initiatives, Clinical Trials and Regulatory Approvals
Nellix EVAS System
The Nellix EVAS System consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and associated accessories. The Nellix EVAS System is intended to seal the entire aneurysm sac effectively excluding the aneurysm and reducing the likelihood of future aneurysm rupture. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD Global Registry - The objective of this registry was to assess the clinical outcomes of the Nellix® System for the endovascular repair of infrarenal abdominal aortic aneurysms (AAA) in an ‘all-comers,’ real world patient population. The first phase of the registry included 300 patients enrolled in 18 international centers. The first patient in the registry was treated in October 2013. In September 2014, we announced completion of patient enrollment in the EVAS FORWARD Global Registry. In November 2016, we announced updated data on 300 patients with a mean follow-up of 25 months. In November 2016, we also announced positive 2-year results from the Nellix EVAS FORWARD Global Registry. The following outcomes were presented at the annual VEITH meeting:

•37% of the patients had complex anatomies;
•98% freedom from any persistent endoleaks at latest follow-up;
•No secondary interventions for Type II endoleaks;
•97% freedom from aneurysm-related mortality; and
•99% freedom from cardiovascular mortality

In 2017, the EVAS FORWARD Global Registry 2 commenced a post market evaluation of the Nellix Gen2 EVAS System, our second generation device design.

•
EVAS FORWARD IDE - We developed this pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. This study is a prospective single arm study which enrolled 179 patients at 29 centers in the United States and Europe. In November 2014, we completed enrollment in the EVAS FORWARD IDE, and we submitted the one year results to the U.S. Food and Drug Administration (the “FDA”) in March 2016. In May 2016, we announced the results of the one year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and treatment success at one year (effectiveness).

Subsequently, the two-year results from the trial were announced with key highlights from the two-year clinical data from the Nellix US IDE trial are included below:

•	Freedom from all endoleaks (95%), all-cause mortality (92%), device-related reintervention (96%), AAA Sac growth (98%), migration (98%), and cardiovascular mortality (98%), among all patients.
•Highest freedom of type II endoleaks, of 96%, ever reported at two years, among all patients.

•
ASCEND Registry - In April 2016, we announced the first data presentation with one-year outcomes from the ASCEND Registry (Aneurysm Study for Complex AAA: Evaluation of Nellix Durability), a physician-initiated registry of the Nellix EVAS System used with aortic branch stent grafts for the treatment of patients with complex AAAs.

In November 2016, we provided an update on the Nellix premarket approval (“PMA”) process. In that update, we reported that the FDA had requested that we provide current patient follow-up data at two-years from the EVAS FORWARD IDE Study. We also reported that we expected this data to be available and submitted to the FDA in the second quarter of 2017, followed by a possible FDA Advisory Committee Panel meeting by the end of 2017, and potential PMA of the Nellix EVAS System in the second quarter of 2018.

In May 2017, we met with the FDA regarding the Nellix EVAS System.  Based upon our meeting with the FDA, and our further internal analysis, we determined that we will seek PMA of the Nellix EVAS System by conducting a confirmatory clinical study with the previously updated Instructions for Use and the second generation device design which is currently sold in Europe and other international markets. We will collaborate with the FDA over the coming months on the confirmatory clinical study protocol, and we anticipate beginning patient enrollment in the confirmatory clinical study in the fourth quarter of 2017 or early 2018, with PMA approval estimated to occur in 2020.

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
In December 2015, we announced that the AFX System received Shonin approval from the Japanese Ministry of Health, Labor and Welfare.
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
In May 2011, TriVascular initiated a three-year European Post Market Registry to enroll 500 patients across 30 European Centers. Enrollment ended in December 2013. In January 2017, we announced positive three-year results from the Ovation EU Post Market Registry. The data was presented at the 2017 LINC meeting and showed that the Ovation platform has the broadest range of patient applicability on Instructions for Use of all commercially available infrarenal endovascular AAA devices. The resulting outcomes included:

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
The 30-day LUCY data showed that, in women, the ultra-low profile (14F) Ovation device resulted in:

•	At least 28% greater EVAR eligibility for women with AAA

•	1.3% major adverse events, the lowest rate reported for EVAR, compared to other contemporary, prospective, post-market registries

•	No deaths

•	No proximal endoleaks

•	No limb occlusion

•	Low readmission rate of 3.9%

•	100% procedural success

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
In November 2016, we announced at VEITH that the five-year results from the Global Ovation Pivotal Trial were positive and showed the following outcomes:

•	Broad patient applicability, with 40% of the patients treated outside the labeled indications of other endovascular aortic repair (EVAR) devices;

•	Stable aortic neck diameters with an average expansion of 0.1%, compared to 25% as reported with other EVAR devices;

•	Lowest reported MAE rate across EVAR investigational device exemption (“IDE”) trials;

•	97% Freedom from secondary interventions related to type I endoleak; and

•	No migration, type III endoleaks or conversions.
In August 2016, we announced that the first two patients were treated with the Ovation Alto® Abdominal Stent Graft System(“Ovation Alto”), which is the newest device in the Ovation System. Ovation Alto expands EVAR to include the treatment of patients with complex AAAs, specifically patients with very short or otherwise challenging aortic neck anatomy. This is achieved by the conformable O-rings with CustomSeal® polymer that have been repositioned near the top of the endograft, providing seal just below the renal arteries. In November 2016, we received IDE approval from the FDA to conduct a clinical study with Ovation Alto in the United States.
In March 2017, we announced the enrollment of the first patients in the Expanding Patient Applicability with Polymer Sealing Ovation Alto Stent Graft (ELEVATE) IDE clinical study, our pivotal clinical trial to evaluate the safety and effectiveness of Ovation Alto for the repair of infrarenal AAAs. The ELEVATE IDE clinical trial is approved to enroll 75 patients at up to 12 centers in the United States.
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

Results of Operations
Operations Overview - Three Months Ended June 30, 2017 versus 2016
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenue	$48,556	100.0%	$50,974	100.0%	$91,168	100.0%	$93,340	100.0%
Cost of goods sold	16,332	33.6%	21,515	42.2%	30,302	33.2%	35,940	38.5%
Gross profit	32,224	66.4%	29,459	57.8%	60,866	66.8%	57,400	61.5%
Operating expenses:
Research and development	5,734	11.8%	7,714	15.1%	11,264	12.4%	15,559	16.7%
Clinical and regulatory affairs	2,740	5.6%	4,022	7.9%	6,575	7.2%	7,905	8.5%
Marketing and sales	23,781	49.0%	28,824	56.5%	49,681	54.5%	56,742	60.8%
General and administrative	7,904	16.3%	10,210	20.0%	16,777	18.4%	20,156	21.6%
Restructuring costs	(29)	(0.1)%	790	1.5%	137	0.2%	8,114	8.7%
Settlement costs	—	—%	—	—%	—	—%	4,650	5.0%
Contract termination and business acquisition expenses	—	—%	1,127	2.2%	—	—%	5,905	6.3%
Total operating expenses	40,130	82.6%	52,687	103.4%	84,434	92.6%	119,031	127.5%
Loss from operations	(7,906)	(16.3)%	(23,228)	(45.6)%	(23,568)	(25.9)%	(61,631)	(66.0)%
Total other income (expense)	(8,264)	(17.0)%	(43,166)	(84.7)%	(13,762)	(15.1)%	(52,330)	(56.1)%
Net loss before income tax expense	(16,170)	(33.3)%	(66,394)	(130.3)%	(37,330)	(40.9)%	(113,961)	(122.1)%
Income tax expense	(122)	(0.3)%	(443)	(0.9)%	(276)	(0.3)%	(546)	(0.6)%
Net loss	$(16,292)	(33.6)%	$(66,837)	(131.1)%	$(37,606)	(41.2)%	$(114,507)	(122.7)%
Comparison of the Three Months Ended June 30, 2017 versus 2016
Revenue

	Three Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Revenue	$48,556	$50,974	$(2,418)	(4.7)%

US Sales. Net sales totaled $31.9 million in the three months ended June 30, 2017, a (12.1)% decrease from $36.3 million in three months ended June 30, 2016, driven by a decline in sales of our AFX products due to lower than expected customer recapture and sales force attrition partially offset by strong sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $16.7 million in the three months ended June 30, 2017, a 13.3% increase from $14.7 million in the three months ended June 30, 2016. Both AFX and Ovation product lines posted strong growth which was partially offset by a decline in Nellix sales reflecting the narrowed IFU. Our international sales for the three months ended June 30, 2017 included an unfavorable foreign currency impact of approximately $0.2 million when compared to the net sales for the three months ended June 30, 2016, which had a 1.5 percentage point unfavorable impact on the growth rate representing constant currency increase of 14.8%.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Cost of goods sold	$16,332	$21,515	$(5,183)	(24.1)%
Gross profit	32,224	29,459	2,765	9.4%
Gross margin percentage (gross profit as a percent of revenue)	66.4%	57.8%
Gross margin percentage for the three months ended June 30, 2017 increased to 66.4% from 57.8% for the three months ended June 30, 2016. The three months ended June 30, 2016 included purchase price accounting impact for inventory acquired in the TriVascular merger of $4.6 million. Excluding this impact, cost of goods decreased $0.6 million in the three months ended June 30, 2017 versus 2016. This decrease is driven by lower revenue of 4.7% in the three months ended June 30, 2017 versus the three months ended June 30, 2016.
Operating Expenses

	Three Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Research and development	$5,734	$7,714	$(1,980)	(25.7)%
Clinical and regulatory affairs	2,740	4,022	(1,282)	(31.9)%
Marketing and sales	23,781	28,824	(5,043)	(17.5)%
General and administrative	7,904	10,210	(2,306)	(22.6)%
Restructuring costs	(29)	790	(819)	(103.7)%
Contract termination and business acquisition expenses	—	1,127	(1,127)	(100.0)%
Research and Development. The $2.0 million decrease in research and development expenses was attributable to timing of project spending and synergies related to the TriVascular merger.
Clinical and Regulatory Affairs. The decrease in clinical and regulatory affairs expenses are due to synergies related to the TriVascular merger.
Marketing and Sales. The $5.0 million decrease in marketing and sales expenses for the three months ended June 30, 2017, as compared to the prior year period, was driven by synergies as a result of the integration of the TriVascular sales and marketing organization.
General and Administrative. The $2.3 million decrease in general and administrative expenses is primarily attributable to a decrease in headcount related to synergies as a result of the TriVascular merger. The targeted reductions were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
Restructuring Costs. The $0.8 million decrease in restructuring costs for the three months ended June 30, 2017, as compared to the prior year period is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.
Contract Termination and Business Acquisition Expenses. The $1.1 million decrease in contract termination and business acquisition expenses for the three months ended June 30, 2017, as compared to the prior year period, was primarily related to termination of some of our international distributors in 2016.
Other income (expense), net

	Three Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(8,264)	$(43,166)	$34,902	(80.9)%
Other Income (Expense), Net. Other expense of $8.3 million for the three months ended June 30, 2017 consists mainly of loss on debt extinguishment of $6.5 million, interest expense of $5.8 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $3.8 million. Other expense for the three months ended June 30, 2016 consists mainly of interest expense of $3.8 million associated with our convertible notes and the change in fair value of derivative of $38.7 million.
Provision for Income Taxes

	Three Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Income tax expense	$(122)	$(443)	$321	(72.5)%
Our income tax expense was $122 thousand and our effective tax rate was (0.7)% for the three months ended June 30, 2017 due to our tax positions in various jurisdictions. During the three months ended June 30, 2017 and 2016, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Six Months Ended June 30, 2017 versus 2016
Revenue

	Six Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Revenue	$91,168	$93,340	$(2,172)	(2.3)%
US Sales. Net sales totaled $62.8 million in the six months ended June 30, 2017, a 5.1% decrease from $66.2 million in six months ended June 30, 2016, driven by a decline in sales of our AFX products due to lower than expected customer recapture and sales force attrition partially offset by strong sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $28.4 million in the six months ended June 30, 2017, a 4.4% increase from $27.2 million in the six months ended June 30, 2016. Both AFX and Ovation product lines posted strong growth which was partially offset by a decline in Nellix sales reflecting the narrowed IFU. Our international sales for the six months ended June 30, 2017 included an unfavorable foreign currency impact of approximately $0.5 million when compared to the net sales for the six months ended June 30, 2016, which had a 1.8 percentage point unfavorable impact on the growth rate representing constant currency decline of 6.2%.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Cost of goods sold	$30,302	$35,940	$(5,638)	(15.7)%
Gross profit	60,866	57,400	3,466	6.0%
Gross margin percentage (gross profit as a percent of revenue)	66.8%	61.5%

Gross margin percentage for the six months ended June 30, 2017 increased to 66.8% from 61.5% for the six months ended June 30, 2016. The six months ended June 30, 2016 included a $6.8 million impact of purchase price accounting for inventory acquired in the TriVascular merger. Excluding this impact, cost of goods increased $1.2 million in the six months ended June 30, 2017 versus 2016. This increase is driven by less leverage of fixed overhead due to lower production volume in 2017.
Operating Expenses

	Six Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Research and development	$11,264	$15,559	$(4,295)	(27.6)%
Clinical and regulatory affairs	6,575	7,905	(1,330)	(16.8)%
Marketing and sales	49,681	56,742	(7,061)	(12.4)%
General and administrative	16,777	20,156	(3,379)	(16.8)%
Restructuring costs	137	8,114	(7,977)	(98.3)%
Settlement costs	—	4,650	(4,650)	(100.0)%
Contract termination and business acquisition expenses	—	5,905	(5,905)	(100.0)%
Research and Development. The $4.3 million decrease in research and development expenses was attributable to timing of project spending and synergies related to the TriVascular merger.
Clinical and Regulatory Affairs. The $1.3 million decrease in clinical and regulatory affairs expenses are due to synergies related to the TriVascular merger.
Marketing and Sales. The $7.1 million decrease in marketing and sales expenses for the six months ended June 30, 2017, as compared to the prior year period, was driven by synergies as a result of the integration of the TriVascular sales and marketing organization.
General and Administrative. The $3.4 million decrease in general and administrative expenses is primarily attributable to a decrease in headcount related to synergies as a result of the TriVascular merger. The targeted reductions were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
Restructuring Costs. The $8.0 million decrease in restructuring costs for the six months ended June 30, 2017, as compared to the prior year period is comprised of costs associated with TriVascular executive change in control agreements, severance and retention bonuses as a result of the TriVascular merger.
Settlement Costs. The $4.7 million decrease in settlement costs for the six months ended June 30, 2017, as compared to the prior year period, was a result of the LifePort settlement in 2016.
Contract Termination and Business Acquisition Expenses. The $5.9 million decrease in contract termination and business acquisition expenses for the six months ended June 30, 2017, as compared to the prior year period, was primarily related to termination of some of our international distributors as well as deal related expenses associated with the TriVascular merger.
Other income (expense), net

	Six Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(13,762)	$(3,809)	$(9,953)	>100%
Other Income (Expense), Net. Other expense of $13.8 million for the six months ended June 30, 2017 consists mainly of loss on debt extinguishment of $6.5 million, interest expense of $10.1 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $2.6 million. Other expense for the six months ended June 30, 2016 consists mainly of interest expense of $7.6 million associated with our convertible notes and the change in fair value of derivative of $43.8 million, foreign currency loss of $0.8 million and a non-cash expense of $0.1 million which reflects an increase in the fair value of the Nellix Contingent consideration.
Provision for Income Taxes

	Six Months Ended June 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$(276)	$(175)	$(101)	57.7%
Our income tax expense was $276 thousand and our effective tax rate was (0.7)% for the six months ended June 30, 2017 due to our tax positions in various jurisdictions. During the six months ended June 30, 2017 and 2016, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2017, December 31, 2016, and June 30, 2016:

	June 30, 2017	December 31, 2016	June 30, 2016
	(in thousands, except financial metrics data)
Cash and cash equivalents	$81,641	$26,120	$31,448
Marketable securities	$10,000	$20,988	$41,490
Accounts receivable, net	$33,118	$34,430	$36,057
Total current assets	$175,816	$129,845	$155,253
Total current liabilities	$62,261	$44,902	$59,005
Working capital surplus (a)	$113,555	$84,943	$96,248
Current ratio (b)	2.8	2.9	2.6
Days sales outstanding ("DSO") (c)	62	67	64
Inventory turnover (d)	1.5	2.0	2.0
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
Operating Activities
In the six months ended June 30, 2017, our operating activities used $28.8 million in cash. This was primarily the result of a net loss of $37.6 million, non-cash operating expenses of $16.9 million, and changes in operating assets and liabilities of $8.1 million. In the six months ended June 30, 2016, our operating activities used $49.0 million in cash. This was primarily the result of a net loss of $114.5 million, non-cash operating expenses of $60.3 million, and changes in operating assets and liabilities of $5.2 million.
During the six months ended June 30, 2017 and 2016, our cash collections from customers totaled $94.4 million and $92.1 million, respectively, representing 103.5% and 98.6% of reported revenue for the same periods.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2017 was $10.2 million, as compared to cash used in investing activities of $47.6 million in the prior year period. For the six months ended June 30, 2017, cash provided by investing activities consisted of $11.0 million in maturities of marketable securities; offset by $0.8 million used for machinery and equipment purchases. For the six months ended June 30, 2016, cash used in investing activities consisted of $60.6 million used for the acquisition of TriVascular, $5.0 million used to purchase marketable securities and $1.3 million used for machinery and equipment purchases. This was offset by proceeds from the maturities of marketable securities of $19.4 million.

Financing Activities
Cash provided by financing activities was $73.5 million for the six months ended June 30, 2017, as compared to cash provided by financing activities of $3.5 million in the prior year period. For the six months ended June 30, 2017, cash provided by financing activities for six months ended June 30, 2017 consisted of (i) net proceeds from issuance of debt of $113.7 million, (ii) net proceeds from revolving line of credit of $24.3 million; (iii) proceeds of $2.1 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan; and (iv) offset by $66.6 million used for repayment of debt. For the six months ended June 30, 2016, cash provided by financing activities consisted of $3.6 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, offset by $0.1 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.
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
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of June 30, 2017, these subsidiaries and branches held an aggregate of $8.4 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and must repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.
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

Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of June 30, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter
Long-term debt obligations	$263,278	$—	$18,278	$—	$125,000	$40,000	$80,000
Interest on Senior Notes and Term Loan	56,613	6,382	12,832	12,421	12,444	6,962	5,572
Operating lease obligations	37,780	1,856	3,317	3,435	3,659	3,692	21,821
Total	$357,671	$8,238	$34,427	$15,856	$141,103	$50,654	$107,393
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
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Accordingly, in 2016, we established a cross-functional implementation team to analyze the impact of the new revenue standard. This preliminary analysis included the review of an initial sample of contracts, as well as reviewing current accounting policies and customary business practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. As we continue to assess all potential effects of the new revenue standard, we currently expect revenue related to the completion of an EVAR or EVAS procedure in hospitals, when the EVAR or EVAS products are implanted in a patient, to remain substantially unchanged. We also plan to select a larger sample from our population of contracts in search of additional attributes. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new revenue standard. We currently expect to adopt the new revenue standard in our first quarter of 2018 utilizing the modified retrospective adoption method. We currently do not expect the new revenue standard to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements. We are currently assessing the impact this guidance will have on our financial statement disclosure. The foregoing preliminary assessments or expectations are subject to change pending further analysis through the 2017 year.
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
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which clarifies and aims to reduce the cost and complexity when applying the stock compensation modification accounting guidance. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

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
We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $7 thousand decrease in the fair value of our investments as of June 30, 2017. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer (with the exception of United States agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.
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
We were exposed to market risk for changes in interest rates on the MidCap Credit Facility. All outstanding amounts under the MidCap Credit Facility bore interest at a variable rate equal to LIBOR, plus 4.10%. On April 3, 2017, we replaced the MidCap Credit Facility with a new revolving line of credit with Deerfield ELGX Revolver, LLC and paid $2.5 million in termination fees to MidCap.
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
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.2 million of loss during the three and six months ended June 30, 2017, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.
Market Price Sensitive Instruments. In connection with our merger with TriVascular in February 2016, we issued 13.6 million shares of our common stock as consideration to the former stockholders of TriVascular. As a result of our issuance of such shares in the merger, the quantity of authorized common shares available for future issuance at that time was reduced to a level insufficient to honor all of the potential common shares underlying instruments then outstanding. Such instruments included the conversion options related to the 3.25% Senior Notes and 2.25% Senior Notes, employee stock options, restricted stock units, contingently issuable common stock relating to the Nellix acquisition, and stock warrants. The creation of this authorized share deficiency in February 2016 required us, during the first quarter of 2016, to separate as a stand-alone derivative the 3.25% Senior Notes conversion option and a portion of the 2.25% Senior Notes conversion option for which no authorized shares are available to effect share settlement in the event of a conversion. Accordingly, in February 2016 we re-classed $24.8 million of the equity component of the Senior Notes to derivative liabilities which will be marked to market each period.  For the six months ended June 30, 2016, we recorded $5.1 million as a fair value adjustment of derivative liabilities primarily based on our stock price increasing from $7.42 to $8.36 from the date of reclassification. The value of the derivative liability and our earnings was subject to market price risk until we increased the number of our authorized common shares to alleviate the deficiency. In June 2016, upon the approval of our stockholders, we amended our certificate of incorporation to increase the number of our authorized common shares eliminating the authorized share deficiency.

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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibit Index.
The following exhibits are filed or furnished herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Form of Warrant to Purchase Common Stock of Endologix, Inc., issued to Deerfield Private Design Fund IV, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., and Deerfield Private Design Fund III, L.P., together with a schedule of holders and amounts (issued April 3, 2017).	8-K	000-28440	4.1	2017-04-05
4.2	Registration Rights Agreement, dated April 3, 2017, by and among Endologix, Inc., Deerfield Private Design Fund IV, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., and Deerfield Private Design Fund III, L.P.	8-K	000-28440	4.2	2017-04-05
10.1	Facility Agreement, dated April 3, 2017, by and among Endologix, Inc., certain subsidiaries of Endologix, Inc., Deerfield Private Design Fund IV, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., and Deerfield Private Design Fund III, L.P.	8-K	000-28440	10.1	2017-04-05
10.2	Credit and Security Agreement, dated April 3, 2017, by and among Endologix, Inc., certain subsidiaries of Endologix, Inc. and Deerfield ELGX Revolver, LLC.	8-K	000-28440	10.2	2017-04-05
10.3	2015 Stock Incentive Plan, as amended	8-K	000-28440	10.1	2017-06-02
10.4	Addendum No. 3 to Lease - Net, by and between Endologix, Inc. and Sonoma Airport Properties LLC, dated July 3, 2017.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date:	August 4, 2017	/s/ John McDermott
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2017	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)