Form 10-Q
period 2017-09-30
ENDOLOGIX INC /DE/
filed 2017-11-07
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 6, 2017, there were 83,453,710 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$74,619	$26,120
Restricted cash	2,369	2,001
Marketable securities	—	20,988
Accounts receivable, net allowance for doubtful accounts of $1,015 and $1,037, respectively.	33,979	34,430
Other receivables	439	1,787
Inventories	42,686	41,160
Prepaid expenses and other current assets	3,784	3,359
Total current assets	$157,876	$129,845
Property and equipment, net	20,207	23,265
Goodwill	120,903	120,711
Intangibles, net	81,502	84,511
Deposits and other assets	1,486	1,352
Total assets	$381,974	$359,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,878	$13,237
Accrued payroll	16,998	19,997
Accrued expenses and other current liabilities	11,157	11,668
Revolving line of credit	15,441	—
Total current liabilities	$54,474	$44,902
Deferred income taxes	879	879
Deferred rent	7,786	7,949
Other liabilities	1,719	3,783
Contingently issuable common stock	8,800	12,200
Debt	222,957	177,178
Total liabilities	$296,615	$246,891
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 shares authorized. 83,646,895 and 82,986,244 shares issued, respectively. 83,434,656 and 82,774,005 shares outstanding, respectively.	84	83
Treasury stock, at cost, 212,239 shares.	(2,942)	(2,942)
Additional paid-in capital	590,840	567,765
Accumulated deficit	(505,480)	(453,601)
Accumulated other comprehensive income	2,857	1,488
Total stockholders’ equity	$85,359	$112,793
Total liabilities and stockholders’ equity	$381,974	$359,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$45,986	$52,122	$137,154	$145,462
Cost of goods sold	16,879	15,191	47,181	51,131
Gross profit	29,107	36,931	89,973	94,331
Operating expenses:
Research and development	5,277	8,236	16,541	23,796
Clinical and regulatory affairs	3,211	3,759	9,786	11,664
Marketing and sales	21,536	26,007	71,217	82,749
General and administrative	8,332	9,714	25,109	29,869
Restructuring costs	98	498	235	8,612
Settlement costs	—	—	—	4,650
Contract termination and business acquisition expenses	—	(49)	—	5,856
Total operating expenses	38,454	48,165	122,888	167,196
Loss from operations	(9,347)	(11,234)	(32,915)	(72,865)
Other income (expense):
Interest income	8	58	80	168
Interest expense	(6,021)	(4,084)	(16,119)	(11,681)
Other income (expense), net	349	189	525	(723)
Change in fair value of contingent consideration related to acquisition	800	—	3,400	(100)
Loss on debt extinguishment	—	—	(6,512)	—
Change in fair value of derivative liabilities	—	—	—	(43,831)
Total other income (expense)	(4,864)	(3,837)	(18,626)	(56,167)
Net loss before income tax expense	(14,211)	(15,071)	(51,541)	(129,032)
Income tax expense	(62)	(174)	(338)	(720)
Net loss	$(14,273)	$(15,245)	$(51,879)	$(129,752)
Other comprehensive income (loss) foreign currency translation	232	153	1,369	1,067
Comprehensive loss	$(14,041)	$(15,092)	$(50,510)	$(128,685)

Basic and diluted net loss per share	$(0.17)	$(0.18)	$(0.62)	$(1.61)
Shares used in computing basic and diluted net loss per share	83,496	82,446	83,225	80,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(51,879)	$(129,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(97)	383
Depreciation and amortization	6,933	6,566
Stock-based compensation	8,800	9,641
Change in fair value of derivative liabilities	—	43,831
Change in fair value of contingent consideration related to acquisition	(3,400)	100
Accretion of interest & amortization of deferred financing costs on debt	7,558	7,037
Non-cash foreign exchange (gain) loss	(560)	838
Non-cash loss on debt extinguishment	3,997	—
Changes in operating assets and liabilities:
Restricted cash	(368)	(2,001)
Accounts receivable and other receivables	2,859	(3,883)
Inventories	(1,048)	2,083
Prepaid expenses and other current assets	(237)	535
Accounts payable	(3,447)	(6,607)
Accrued payroll	(3,225)	7,660
Accrued expenses and other liabilities	(2,509)	3,498
Net cash used in operating activities	$(36,623)	$(60,071)
Cash flows from investing activities:
Purchases of marketable securities	—	(20,976)
Maturities of marketable securities	21,000	37,850
Purchases of property and equipment	(876)	(2,051)
Acquisition of business, net of cash acquired of $0 and $24,012, respectively	—	(60,622)
Net cash provided by (used in) investing activities	$20,124	$(45,799)
Cash flows from financing activities:
Net proceeds from revolving line of credit	15,441	—
Deferred financing costs	(6,755)	(917)
Proceeds from sale of common stock under employee stock purchase plan	1,681	2,520
Proceeds from exercise of stock options	482	1,777
Proceeds from issuance of debt	120,000	—
Repayment of debt	(66,613)	—
Minimum tax withholding paid on behalf of employees for restricted stock units	—	(134)
Net cash provided by financing activities	$64,236	$3,246
Effect of exchange rate changes on cash and cash equivalents	762	93
Net increase (decrease) in cash and cash equivalents	$48,499	$(102,531)
Cash and cash equivalents, beginning of period	26,120	124,553
Cash and cash equivalents, end of period	$74,619	$22,022
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,447	$3,088
Cash paid for income taxes	$672	$214
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$176	$64
Fair value of common stock issued for business acquisition	$—	$100,812
Fair value of warrants issued for business acquisition	$—	$44
Fair value of warrants issued in connection with the Facility Agreement	$14,704	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)
1. Description of Business, Basis of Presentation, and Operating Segment
(a) Description of Business
Endologix, Inc. (the "Company") is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine, California and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company's products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). The Company's AAA products include innovations for minimally-invasive endovascular aneurysm repair ("EVAR") or endovascular aneurysm sealing (“EVAS”), the Company's innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company's current EVAR products include the Ovation® Abdominal Stent Graft System (the “Ovation System”), and the AFX® Endovascular AAA System (the “AFX System”) which features the VELA™ Proximal Endograft System, and the AFX2 Bifurcated Endograft System (the “AFX2 System”). The Company's current EVAS product is the Nellix® EndoVascular Aneurysm Sealing System (the “Nellix EVAS System”). Sales of the Company's EVAR and EVAS platforms (including extensions and accessories) to hospitals in the U.S. and Europe, and to third-party international distributors worldwide, provide the sole source of the Company's reported revenue.
On February 3, 2016, the Company completed its previously announced merger with TriVascular Technologies, Inc. (“TriVascular”). The merger with TriVascular expanded the Company's product offering and intellectual property, increased the Company's sales force, and enhanced the Company's product development capabilities.
The Company’s Ovation System consist of a radiopaque nitinol stent for suprarenal fixation and a low-permeability polytetrafluoroethylene (“PTFE”) graft. The stent is designed with integral anchors to enable fixation to the aortic wall. To seal the graft and to provide support for the aortic body legs into which the iliac limbs are deployed, the graft contains a network of inflatable rings that are filled with a liquid polymer that solidifies during the deployment procedure.
The Company's AFX System consists of (i) a cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as "ePTFE") graft material and (ii) accompanying delivery systems. Once fixed in its proper position within the abdominal aortic bifurcation, the Company's AFX System provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture.
The Company's Nellix EVAS System consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and polymer dispenser. The Company's Nellix EVAS System is intended to seal the entire aneurysm sac effectively excluding the aneurysm reducing the likelihood of future aneurysm rupture. Additionally, the Nellix EVAS System has the potential to reduce post procedural re-interventions.
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and nine months ended September 30, 2017 and 2016, there were no related party transactions.
The interim financial data as of September 30, 2017 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three and nine months ended September 30, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The interim financial data includes the results of TriVascular, beginning on February 3, 2016, the effective date of the merger.
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
(Unaudited)

September 30, 2017, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the U.S.

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
For a complete summary of the Company's significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of the Company's 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. There have been no material changes to the Company's significant accounting policies during the three and nine months ended September 30, 2017.

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Production equipment, molds, and office furniture	$12,177	$11,714
Computer hardware and software	8,726	8,162
Leasehold improvements	15,495	15,495
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	687	839
Property and equipment, at cost	$37,085	$36,210
Accumulated depreciation	(16,878)	(12,945)
Property and equipment, net	$20,207	$23,265
Depreciation expense for property and equipment for the three months ended September 30, 2017 and 2016 was $1.2 million and $1.3 million, respectively. For the nine months ended September 30, 2017 and 2016 depreciation expense for property and equipment was $3.9 million and $3.9 million, respectively.
(b) Inventories
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$11,358	$13,133
Work-in-process	7,713	10,139
Finished goods	23,615	17,888
Total Inventories	$42,686	$41,160
(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	September 30, 2017	December 31, 2016
Goodwill	$120,903	$120,711

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development	11,200	11,200

Finite lived intangibles
Developed technology	$67,600	$67,600
Accumulated amortization	(6,256)	(3,810)
Developed technology, net	$61,344	$63,790

Customer relationships	$7,500	$7,500
Accumulated amortization	(1,250)	(687)
Customer relationships, net	$6,250	$6,813

Intangible assets (excluding goodwill), net	$81,502	$84,511
The change in the carrying amount of goodwill for the nine months ended September 30, 2017 is as follows (in thousands):

Balance at January 1, 2017	120,711
Foreign currency translation adjustment	191
Balance at September 30, 2017	$120,903
Amortization expense for intangible assets for the three months ended September 30, 2017 and 2016 was $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2017 and 2016 amortization expense for intangible assets was $3.0 million and $2.6 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2017	$959
2018	4,342
2019	4,639
2020	5,311
2021	7,181
2022 & Thereafter	45,162
Total	$67,594

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Marketable securities
Investments in held-to-maturity marketable securities consist of the following at December 31, 2016:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency bonds	$6,488	$2	$—	$6,490
Corporate bonds	10,513	—	(21)	10,492
Commercial paper	3,987	—	—	3,987
Total	$20,988	$2	$(21)	$20,969

At September 30, 2017, the Company had no marketable securities. There were no realized gains or losses on the investments for the three and nine months ended September 30, 2017.

(e) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2017
Cash and cash equivalents	$74,619	$—	$—	$74,619
Restricted cash	$2,369	$—	$—	$2,369
Contingently issuable common stock	$—	$—	$8,800	$8,800
At December 31, 2016
Cash and cash equivalents	$26,120	$—	$—	$26,120
Restricted cash	$2,001	$—	$—	$2,001
Contingently issuable common stock	$—	$—	$12,200	$12,200

There were no re-measurements to fair value during the nine months ended September 30, 2017 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2017.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(f) Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company measures the fair value of its 2.25% Convertible Senior Notes due 2018 and 3.25% Convertible Senior Notes due 2020 (collectively, the “Senior Notes”) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of the Company's long-term debt was $126.0 million as of September 30, 2017 and $187.6 million as of December 31, 2016.
The Company measures the fair value of its Term Loan carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Term Loan is determined by Level 3 inputs and is based primarily on unobservable inputs that are not corroborated by market data. The fair value of the Company's Term Loan was $101.7 million as of September 30, 2017.
Due to short-term nature, the Company believes that the carrying value of its revolving line of credit approximated its fair value at September 30, 2017.
The Company measures the fair value of its held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of goods sold	$169	$200	$642	$730
Operating expenses:
Research and development	328	389	911	1,187
Clinical and regulatory affairs	107	290	527	782
Marketing and sales	874	1,004	3,215	3,395
General and administrative	1,135	992	3,506	3,547
Total operating expenses	$2,444	$2,675	$8,159	$8,911
Total	$2,613	$2,875	$8,801	$9,641

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(14,273)	$(15,245)	$(51,879)	$(129,752)
Shares used in computing basic and diluted net loss per share	83,496	82,446	83,225	80,402
Basic and diluted net loss per share	$(0.17)	$(0.18)	$(0.62)	$(1.61)

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common stock options	338	2,006	543	1,384
Restricted stock awards	117	138	119	133
Restricted stock units	98	465	205	358
Total	553	2,609	867	1,875

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

Deerfield Warrants
On April 3, 2017, the Company entered into a Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million, subject to the terms and conditions set forth in the Facility Agreement (the “Term Loan”). Pursuant to the terms of the Facility Agreement, the Company issued warrants to Deerfield to purchase an aggregate of 6,470,000 shares of common stock of the Company at an exercise price of $9.23 per share (the “Deerfield Warrants”). The number of shares of common stock of the Company into which the Warrants are exercisable and the exercise price of the Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company. Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
On April 3, 2017, the Company entered into the Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan to the Company up to $120 million, subject to the terms and conditions set forth in the Facility Agreement. The Company used a portion of the proceeds from the Term Loan to repurchase $68 million aggregate principal amount of outstanding 2.25% Senior Notes, plus the accrued but unpaid interest thereon, from the holders thereof in privately negotiated transactions. Refer to the section entitled Deerfield Facility Agreement below for further discussion. The embedded conversion option of the 2.25% Senior Notes, which was originally recorded in additional paid-in capital, was reduced by $2.2 million. Additionally, $3.2 million related to the reduction of outstanding principal related to the 2.25% Senior Notes was charged to loss on debt extinguishment on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of September 30, 2017, the Company had outstanding borrowings of $17.1 million, and deferred financing costs of $0.2 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $1.1 million to $1.5 million through maturity.
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
In connection with the Company’s repurchase of approximately $68 million aggregate principal amount of outstanding 2.25% Senior Notes in April 2017, the Company and Bank of America, N.A. unwound the portion of the Capped Call Transactions relating to the repurchased 2.25% Senior Notes. These Capped Call Transactions were originally classified in stockholders’ equity and continued to meet the criteria for classification thereof while outstanding, and therefore were not subsequently measured at fair value. The Company did not pay or receive any compensation related to the unwind of the Capped Call Transactions. Therefore, the Company accounted for the unwind of the Capped Call Transactions by removing these options at their carrying value in additional paid-in capital and recording an offsetting entry to additional paid-in capital. As a result, the Company did not recognize any gain or loss, and the unwind had no net impact on additional paid-in capital.
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
As of September 30, 2017, the Company had outstanding borrowings of $106.8 million, and deferred financing costs of $2.0 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
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
For the three and nine months ended September 30, 2016, the Company recorded $0.0 million and $43.8 million, respectively, as a fair value adjustment of derivative liabilities. The primary factor causing the change in the fair value of the derivative liability was during the period February 3, 2016 through June 2, 2016 when the Company's stock price increased. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
On April 3, 2017, the Company replaced the MidCap Credit Facility with a new revolving line of credit with Deerfield ELGX Revolver, LLC. As a result, the Company wrote off approximately $0.8 million in deferred financing costs and was required to pay a $2.5 million termination fee to Midcap; the foregoing were charged to loss on debt extinguishment on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
As of September 30, 2017, the Company had outstanding borrowings of $105.9 million, and deferred financing costs of $4.7 million, related to the Term Loan. Annual interest expense on these notes will range from $1.5 million to $12.7 million through maturity.
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
Registration Rights Agreement
In connection with the Term Loan and the issuance of the Warrants, the Company entered into a Registration Rights Agreement with Deerfield (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-3 (or if Form S-3 is not then available, such other form of registration statement as is then available) with the Commission on or prior to the 30th day following the Agreement Date, to register for resale the shares of common stock of the Company issuable upon the exercise of the Warrants. The aforementioned registration statement was filed on Form S-3 on May 2, 2017.
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
As described above, the Revolver replaces the Company’s $50.0 million asset-based revolving line of credit with MidCap Financial Trust. In conjunction with the Company’s adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” during the first quarter of 2016, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, the Company recorded $1.2 million in deferred financing costs related to the Revolver and presents these costs as a deferred asset, to be subsequently amortized as interest expense over the term of the Revolver, on the Company’s Condensed Consolidated Balance Sheets. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Term Loan. As of September 30, 2017, the Company had outstanding borrowings of $15.4 million under, and deferred financing costs of $1.1 million related to, the Revolver.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

7. Revenue by Geographic Region
The Company's revenue by geographic region, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
United States	$30,877	67.1%	$36,305	69.7%	$93,672	68.3%	$102,457	70.4%
Total International	$15,109	32.9%	$15,817	30.3%	$43,482	31.7%	$43,005	29.6%
Revenue	$45,986	100.0%	$52,122	100.0%	$137,154	100.0%	$145,462	100.0%

8. Commitments and Contingencies
(a) Leases
The Company leases its administrative, research, and manufacturing facilities located in Irvine, California, and Santa Rosa, California and an administrative office located in Rosmalen, The Netherlands. These facility lease agreements require the Company to pay operating costs, including property taxes, insurance and maintenance. In addition, the Company has certain equipment under long-term agreements that are accounted for as operating leases.
In conjunction with the TriVascular merger, the Company assumed the lease for TriVascular's facility in Santa Rosa, California. The Company uses the Santa Rosa facility for manufacturing, research & development, and administrative purposes, and the facility consists of 110,000 square feet under an operating lease scheduled to expire in February 2023.
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of September 30, 2017:

Remainder of 2017	$938
2018	3,370
2019	3,484
2020	3,694
2021	3,692
2022 and thereafter	21,821
Total	$36,999

Facilities rent expense for the three months ended September 30, 2017 and 2016 was $0.6 million and $0.9 million, respectively. For the nine months ended September 30, 2017 and 2016 facilities rent expense was $2.5 million and $2.5 million, respectively.
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
Stockholder Securities Litigation
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

Stockholder Derivative Litigation

On May 22, 2017, a purported stockholder of the Company filed a stockholder derivative complaint in the Superior Court for the State of California, County of Los Angeles, naming certain executive officers and the directors of the Company as defendants and alleging, among other things, breach of fiduciary duty by such executive officers and director. The Company believes this lawsuit is without merit and intends to defend itself vigorously.

SEC Investigation

In July 2017, the Company learned that the United States Securities and Exchange Commission (SEC) issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its FDA pre-market approval.  The Company is fully cooperating with the investigation, but cannot predict its outcome or the timing of the investigation’s conclusion.

(d) Contract Termination
In the three and nine months ended September 30, 2016, the Company sent notices of termination to certain of its distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $0 and $2.6 million for the three and nine months ended September 30, 2016. Such termination costs are included in contract termination and business acquisition expenses for the three and nine months ended September 30, 2016.

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
As of September 30, 2017 the Company's stock price last closed at $4.46 per share. Thus, had the PMA Milestone been achieved on September 30, 2017 the Contingent Payment would have comprised 3.3 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $4.50), representing a value of $14.9 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2016	$12,200
Fair Value Adjustment of Contingent Payment for the nine months ended September 30, 2017	(3,400)
September 30, 2017	$8,800

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively. The Company's ETR was (0.4)% and (0.7)% for the three and nine months ended September 30, 2017, respectively. The Company's ETR for the three and nine months ended September 30, 2017 differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.
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

11. Restructuring Charges
In the nine months ended September 30, 2017, the Company recorded $0.2 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth. The Company expects to incur a total of $11.3 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of September 30, 2017. In the year ended December 31, 2016, the Company recorded $11.1 million in restructuring costs. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the nine months ended September 30, 2017:

One-time Termination Benefits
Accrual balance as of December 31, 2016	$2,754
Restructuring charges	235
Utilization	(2,666)
Accrual balance as of September 30, 2017	$323
The accrual balance as of September 30, 2017 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Combined net sales	$52,122	$148,133
Combined net loss from continuing operations	(14,129)	(124,859)
Combined basic and diluted net loss per share	$(0.17)	$(1.52)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	risks associated with our merger with TriVascular Technologies, Inc. (“TriVascular”);

•	failure to realize the anticipated benefits from previous business combination transactions, including our acquisition of Nellix, Inc. (“Nellix”);

•	continued market acceptance, use and endorsement of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	our ability to grow product revenues;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, mis-use or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions.

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

Overview
Our Business
Our corporate headquarters are located in Irvine, California and we have manufacturing facilities located in Irvine and Santa Rosa, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms: (a) traditional minimally-invasive endovascular aneurysm repair ("EVAR") or (b) endovascular aneurysm sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. Our current EVAR products include the AFX® Endovascular AAA System, or the AFX System, the VELA® Proximal Endograft, and the Ovation® Abdominal Stent Graft System, or the Ovation System. Our current EVAS product is the Nellix ® Endovascular Aneurysm Sealing System, or the Nellix EVAS System. We sell our products through our direct U.S. and European sales forces and through third-party international distributors and agents in Europe and in other parts of the world.
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
The Nellix EVAS System consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and associated accessories. The Nellix EVAS System is intended to seal the entire aneurysm sac effectively excluding the aneurysm and reducing the likelihood of future aneurysm rupture. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS2 IDE - In October 2017, we announced that we have received Investigational Device Exemption ("IDE") approval from the United States Food and Drug Administration ("FDA") to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Nellix EVAS System for the endovascular treatment of infrarenal AAA. The EVAS2 IDE Multicenter Safety and Effectiveness Confirmatory Study ("EVAS2") will prospectively evaluate the refined Indications for Use (“IFU”) and the Nellix Gen2 EVAS System. The study is approved to enroll up to 90 primary patients, with one-year follow-up data required for the Premarket Approval (“PMA”) application. We anticipate beginning patient enrollment in EVAS2 in the fourth quarter of 2017 or in early 2018, with PMA approval estimated to occur in 2020.

•
In September 2017, we announced CE Mark approval for the Nellix EVAS System with the refined IFU. The Nellix EVAS System is being studied in the U.S. under an IDE. Following a thorough review of supporting clinical data, the Company's Notified Body in the European Union, together with an independent clinical reviewer, has determined that the Nellix

EVAS System, with the refined IFU, meets the applicable safety and clinical performance requirements. As a result of these evaluations, the Notified Body has granted a CE Mark for the Nellix EVAS System with the refined IFU.

•
EVAS FORWARD Global Registry - The objective of this registry was to assess the clinical outcomes of the Nellix EVAS System for the endovascular repair of infrarenal AAA in an ‘all-comers,’ real world patient population. The first phase of the registry included 300 patients enrolled in 18 international centers. The first patient in the registry was treated in October 2013. In September 2014, we announced completion of patient enrollment in the EVAS FORWARD Global Registry. In November 2016, we announced updated data on 300 patients with a mean follow-up of 25 months. In November 2016, we also announced positive 2-year results from the Nellix EVAS FORWARD Global Registry. The following outcomes were presented at the annual VEITH meeting:

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

Subsequently, the two-year results from the trial were announced with key highlights from the two-year clinical data from the Nellix US IDE trial are included below:

•	Freedom from all endoleaks (95%), all-cause mortality (92%), device-related reintervention (96%), AAA Sac growth (98%), migration (98%), and cardiovascular mortality (98%), among all patients.

•	Highest freedom of type II endoleaks, of 96%, ever reported at two years, among all patients.

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
Subsequently, positive interim results from LEOPARD were announced. Based upon the patients that have completed their one-year follow-up, freedom from Aneurysm Related Complications ("ARC") with AFX/AFX2 is 84.7%, compared to 82.0% with other devices. These preliminary results demonstrate similar outcomes between the endografts under investigation, but there is a trend towards better performance for AFX/AFX2, which is the only device that preserves the patient's aortic bifurcation. Based upon the anticipated number of additional patients required to prove superiority, we plan to stop further randomization in the LEOPARD study and to continue to follow enrolled patients for the planned five years.
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

In October 2014, TriVascular initiated the LIFE Study to illustrate the potential advantages of a fast track protocol including PEVAR, no general anesthesia, no time in ICU and a one night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In September 2016, we announced the results of the one-month clinical data from the LIFE Study that demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days and the following highlights of the presentation, with outcomes covering one-month follow-up, include:

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
In November 2016, we announced at VEITH that the five-year results from the Global Ovation Pivotal Trial were positive and showed the following outcomes:

•	Broad patient applicability, with 40% of the patients treated outside the labeled indications of other EVAR devices;

•	Stable aortic neck diameters with an average expansion of 0.1%, compared to 25% as reported with other EVAR devices;

•	Lowest reported MAE rate across EVAR investigational device exemption (“IDE”) trials;

•	97% Freedom from secondary interventions related to type I endoleak; and

•	No migration, type III endoleaks or conversions.
In August 2016, we announced that the first two patients were treated with the Ovation Alto® Abdominal Stent Graft System (“Ovation Alto”), which is the newest device in the Ovation System. Ovation Alto is intended to expand EVAR to include the treatment of patients with complex AAAs, specifically patients with very short or otherwise challenging aortic neck anatomy. This is achieved by the conformable O-rings with CustomSeal® polymer that have been repositioned near the top of the endograft, providing seal just below the renal arteries. In November 2016, we received IDE approval from the FDA to conduct a clinical study with Ovation Alto in the United States.
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

Results of Operations
Operations Overview - Three Months Ended September 30, 2017 versus 2016
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenue	$45,986	100.0%	$52,122	100.0%	$137,154	100.0%	$145,462	100.0%
Cost of goods sold	16,879	36.7%	15,191	29.1%	47,181	34.4%	51,131	35.2%
Gross profit	29,107	63.3%	36,931	70.9%	89,973	65.6%	94,331	64.8%
Operating expenses:
Research and development	5,277	11.5%	8,236	15.8%	16,541	12.1%	23,796	16.4%
Clinical and regulatory affairs	3,211	7.0%	3,759	7.2%	9,786	7.1%	11,664	8.0%
Marketing and sales	21,536	46.8%	26,007	49.9%	71,217	51.9%	82,749	56.9%
General and administrative	8,332	18.1%	9,714	18.6%	25,109	18.3%	29,869	20.5%
Restructuring costs	98	0.2%	498	1.0%	235	0.2%	8,612	5.9%
Settlement costs	—	—%	—	—%	—	—%	4,650	3.2%
Contract termination and business acquisition expenses	—	—%	(49)	(0.1)%	—	—%	5,856	4.0%
Total operating expenses	38,454	83.6%	48,165	92.4%	122,888	89.6%	167,196	114.9%
Loss from operations	(9,347)	(20.3)%	(11,234)	(21.6)%	(32,915)	(24.0)%	(72,865)	(50.1)%
Total other income (expense)	(4,864)	(10.6)%	(3,837)	(7.4)%	(18,626)	(13.6)%	(56,167)	(38.6)%
Net loss before income tax expense	(14,211)	(30.9)%	(15,071)	(28.9)%	(51,541)	(37.6)%	(129,032)	(88.7)%
Income tax expense	(62)	(0.1)%	(174)	(0.3)%	(338)	(0.2)%	(720)	(0.5)%
Net loss	$(14,273)	(31.0)%	$(15,245)	(29.2)%	$(51,879)	(37.8)%	$(129,752)	(89.2)%
Comparison of the Three Months Ended September 30, 2017 versus 2016
Revenue

	Three Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Revenue	$45,986	$52,122	$(6,136)	(11.8)%

US Sales. Net sales totaled $30.9 million in the three months ended September 30, 2017, a 15.0% decrease from $36.3 million in net sales in three months ended September 30, 2016, driven by a decline in sales of our AFX products due to slower than expected customer recapture and sales force attrition partially offset by strong sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $15.1 million in the three months ended September 30, 2017, a 4.5% decrease from $15.8 million in net sales of products in our international regions in the three months ended September 30, 2016. Both AFX and Ovation product lines posted strong growth which was offset by a decline in Nellix sales reflecting the narrowed IFU. Our international sales for the three months ended September 30, 2017 included a favorable foreign currency impact of approximately $0.4 million when compared to the net sales for the three months ended September 30, 2016, which had a 2.5 percentage point favorable impact on the growth rate representing constant currency decrease of 6.9%.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Cost of goods sold	$16,879	$15,191	$1,688	11.1%
Gross profit	29,107	36,931	(7,824)	(21.2)%
Gross margin percentage (gross profit as a percent of revenue)	63.3%	70.9%
Gross margin percentage for the three months ended September 30, 2017 decreased to 63.3% from 70.9% for the three months ended September 30, 2016. The three months ended September 30, 2016 included purchase price accounting impact for inventory acquired in the TriVascular merger of $1.4 million. Excluding this impact, cost of goods increased by $3.1 million in the three months ended September 30, 2017 versus 2016. This increase is driven by higher costs related to the AFX2 sampling methodology and the phase out of AFX1.
Operating Expenses

	Three Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Research and development	$5,277	$8,236	$(2,959)	(35.9)%
Clinical and regulatory affairs	3,211	3,759	(548)	(14.6)%
Marketing and sales	21,536	26,007	(4,471)	(17.2)%
General and administrative	8,332	9,714	(1,382)	(14.2)%
Restructuring costs	98	498	(400)	(80.3)%
Contract termination and business acquisition expenses	—	(49)	49	(100.0)%
Research and Development. The $3.0 million decrease in research and development expenses as compared to the prior year period was attributable to the timing of project spending and synergies related to the TriVascular merger.
Clinical and Regulatory Affairs. The decrease in clinical and regulatory affairs expenses as compared to the prior year period was due to synergies related to the TriVascular merger.
Marketing and Sales. The $4.5 million decrease in marketing and sales expenses for the three months ended September 30, 2017, as compared to the prior year period, was driven by synergies as a result of the integration of the TriVascular sales and marketing organization.
General and Administrative. The $1.4 million decrease in general and administrative expenses as compared to the prior year period was primarily attributable to a decrease in headcount related to synergies as a result of the TriVascular merger. The targeted reductions were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
Restructuring Costs. The $0.4 million decrease in restructuring costs for the three months ended September 30, 2017, as compared to the prior year period, was comprised of costs associated with TriVascular executive change in control agreements, and severance and retention bonuses resulting from the TriVascular merger.

Other income (expense), net

	Three Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(4,864)	$(3,837)	$(1,027)	26.8%
Other Income (Expense), Net. Other expense of $4.9 million for the three months ended September 30, 2017 consists primarily of interest expense of $6.0 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $0.8 million. Other expense of $3.8 million for the three months ended September 30, 2016 consists primarily of interest expense associated with our convertible notes.
Provision for Income Taxes

	Three Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Income tax expense	$(62)	$(174)	$112	(64.4)%
Our income tax expense was $62 thousand and our effective tax rate was (0.4)% for the three months ended September 30, 2017 due to our tax positions in various jurisdictions. During the three months ended September 30, 2017 and 2016, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Nine Months Ended September 30, 2017 versus 2016
Revenue

	Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Revenue	$137,154	$145,462	$(8,308)	(5.7)%
US Sales. Net sales totaled $93.7 million in the nine months ended September 30, 2017, an 8.6% decrease from $102.5 million in net sales in the nine months ended September 30, 2016, driven by a decline in sales of our AFX products due to lower than expected customer recapture and sales force attrition partially offset by strong sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $43.5 million in the nine months ended September 30, 2017, a 1.1% increase from $43.0 million in net sales of products in our international regions in the nine months ended September 30, 2016. Both AFX and Ovation product lines posted strong growth which was partially offset by a decline in Nellix sales reflecting the narrowed IFU. Our international sales for the nine months ended September 30, 2017 included an unfavorable foreign currency impact of approximately $0.1 million when compared to the net sales for the nine months ended September 30, 2016, which had a 0.3 percentage point unfavorable impact on the growth rate representing constant currency increase of 1.4%.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Cost of goods sold	$47,181	$51,131	$(3,950)	(7.7)%
Gross profit	89,973	94,331	(4,358)	(4.6)%
Gross margin percentage (gross profit as a percent of revenue)	65.6%	64.8%

Gross margin percentage for the nine months ended September 30, 2017 increased to 65.6% from 64.8% for the nine months ended September 30, 2016. The nine months ended September 30, 2016 included an $8.2 million impact of purchase price accounting for inventory acquired in the TriVascular merger. Excluding this impact, cost of goods sold increased $4.3 million in the nine months ended September 30, 2017 versus 2016. This increase is driven by less favorable geographic mix, higher costs related to the AFX2 sampling methodology and the phase out of AFX1.
Operating Expenses

	Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Research and development	$16,541	$23,796	$(7,255)	(30.5)%
Clinical and regulatory affairs	9,786	11,664	(1,878)	(16.1)%
Marketing and sales	71,217	82,749	(11,532)	(13.9)%
General and administrative	25,109	29,869	(4,760)	(15.9)%
Restructuring costs	235	8,612	(8,377)	(97.3)%
Settlement costs	—	4,650	(4,650)	(100.0)%
Contract termination and business acquisition expenses	—	5,856	(5,856)	(100.0)%
Research and Development. The $7.3 million decrease in research and development expenses over the prior year period was attributable to the timing of project spending and synergies related to the TriVascular merger.
Clinical and Regulatory Affairs. The $1.9 million decrease in clinical and regulatory affairs expenses over the prior year period was due to synergies related to the TriVascular merger.
Marketing and Sales. The $11.5 million decrease in marketing and sales expenses for the nine months ended September 30, 2017, as compared to the prior year period, was driven by synergies as a result of the integration of the TriVascular sales and marketing organization.
General and Administrative. The $4.8 million decrease in general and administrative expenses over the prior year period was primarily attributable to a decrease in headcount related to synergies as a result of the TriVascular merger. The targeted reductions were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
Restructuring Costs. The $8.4 million decrease in restructuring costs for the nine months ended September 30, 2017, as compared to the prior year period, was comprised of costs associated with TriVascular executive change in control agreements, and severance and retention bonuses resulting from the TriVascular merger.
Settlement Costs. The $4.7 million decrease in settlement costs for the nine months ended September 30, 2017, as compared to the prior year period, was a result of the LifePort settlement in 2016.
Contract Termination and Business Acquisition Expenses. The $5.9 million decrease in contract termination and business acquisition expenses for the nine months ended September 30, 2017, as compared to the prior year period, was primarily related to the termination of some of our international distributors as well as transaction-related expenses associated with the TriVascular merger.
Other income (expense), net

	Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(18,626)	$(56,167)	$37,541	(66.8)%
Other Income (Expense), Net. Other expense of $18.6 million for the nine months ended September 30, 2017 consists primarily of loss on debt extinguishment of $6.5 million, interest expense of $16.1 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $3.4 million. Other expense for the nine months ended September 30, 2016 consists primarily of interest expense of 11.7 million, the change in fair value of derivative of $43.8 million, foreign currency loss of $0.8 million and a non-cash expense of $0.1 million which reflects an increase in the fair value of the Nellix Contingent consideration.

Provision for Income Taxes

	Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
	(in thousands)
Income tax (expense) benefit	$(338)	$(720)	$382	(53.1)%
Our income tax expense was $338 thousand and our effective tax rate was (0.7)% for the nine months ended September 30, 2017 due to our tax positions in various jurisdictions. During the nine months ended September 30, 2017 and 2016, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2017, December 31, 2016, and September 30, 2016:

	September 30, 2017	December 31, 2016	September 30, 2016
	(in thousands, except financial metrics data)
Cash and cash equivalents	$74,619	$26,120	$22,022
Marketable securities	$—	$20,988	$38,974
Accounts receivable, net	$33,979	$34,430	$37,356
Total current assets	$157,876	$129,845	$148,463
Total current liabilities	$54,474	$44,902	$60,087
Working capital surplus (a)	$103,402	$84,943	$88,376
Current ratio (b)	2.9	2.9	2.5
Days sales outstanding ("DSO") (c)	68	67	66
Inventory turnover (d)	1.6	2.0	1.4
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
Operating Activities
In the nine months ended September 30, 2017, our operating activities used $36.6 million in cash. This was primarily the result of a net loss of $51.9 million, non-cash operating expenses of $23.2 million, and changes in operating assets and liabilities of $8.0 million. In the nine months ended September 30, 2016, our operating activities used $60.1 million in cash. This was primarily the result of a net loss of $129.8 million, non-cash operating expenses of $68.4 million, and changes in operating assets and liabilities of $1.3 million.
During the nine months ended September 30, 2017 and 2016, our cash collections from customers totaled $140.5 million and $144.3 million, respectively, representing 102.5% and 99.2% of reported revenue for the same periods.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2017 was $20.1 million, as compared to cash used in investing activities of $45.8 million in the prior year period. For the nine months ended September 30, 2017, cash provided by investing activities consisted of $21.0 million in maturities of marketable securities; offset by $0.9 million used for machinery and equipment purchases. For the nine months ended September 30, 2016, cash used in investing activities consisted of $60.6 million used for the acquisition of TriVascular, $21.0 million used to purchase marketable securities and $2.1 million used for machinery and equipment purchases. This was offset by proceeds from the maturities of marketable securities of $37.9 million.

Financing Activities
Cash provided by financing activities was $64.2 million for the nine months ended September 30, 2017, as compared to cash provided by financing activities of $3.2 million in the prior year period. For the nine months ended September 30, 2017, cash provided by financing activities for nine months ended September 30, 2017 consisted of (i) net proceeds from issuance of debt of $113.2 million, (ii) net proceeds from revolving line of credit of $15.4 million; (iii) proceeds of $2.2 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan; and (iv) offset by $66.6 million used for repayment of debt. For the nine months ended September 30, 2016, cash provided by financing activities consisted of $4.3 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, offset by $0.9 million used to pay deferred financing costs and $0.1 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.
Credit Arrangements
See Notes 6 and 13 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our credit arrangements.
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
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of September 30, 2017, these subsidiaries and branches held an aggregate of $7.3 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and must repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then had sufficient net operating losses to offset this potential tax liability.
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

Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of September 30, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter
Long-term debt obligations	$263,278	$—	$18,278	$—	$125,000	$40,000	$80,000
Interest on Senior Notes and Term Loan	54,586	4,344	12,832	12,421	12,455	6,962	5,572
Operating lease obligations	36,999	938	3,370	3,484	3,694	3,692	21,821
Total	$354,863	$5,282	$34,480	$15,905	$141,149	$50,654	$107,393
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
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Accordingly, in 2016, we established a cross-functional implementation team to analyze the impact of the new revenue standard. This preliminary analysis included the review of an initial sample of contracts, as well as reviewing current accounting policies and customary business practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. We currently expect revenue related to the completion of an EVAR or EVAS procedure in hospitals, when the EVAR or EVAS products are implanted in a patient, to remain substantially unchanged. As part of the foregoing review, we separated revenue streams into portfolios of contracts with similar characteristics and selected samples thereof, as we do not expect the financial statement effects to differ materially when applying this approach to individual contracts. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new revenue standard. We currently expect to adopt the new revenue standard in our first quarter of 2018 utilizing the modified retrospective adoption method. We currently do not expect the new revenue standard to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements. We are currently assessing the impact this guidance will have on our financial statement disclosure. The foregoing preliminary assessments or expectations are subject to change pending further analysis through the 2017 year.
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
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.4 million and $0.6 million of losses during the three and nine months ended September 30, 2017, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to reduce our exposure through future settlements.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 1, 2017, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports we file with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6.	Exhibit Index.
The following exhibits are filed or furnished herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Employment Agreement, dated as of October 30, 2017, by and between Endologix, Inc. and John Onopchenko.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

ENDOLOGIX, INC.

Date:	November 7, 2017	/s/ John McDermott
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2017	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)