Form 10-K
period 2017-12-31
ENDOLOGIX INC /DE/
filed 2018-03-13
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $405,453,548 (based upon the $4.86 closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2017, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On March 12, 2018, approximately 83,725,197 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference into the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2018.

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “projects,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our businesses. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements are set forth in the risk factors listed from time to time in our filings with the Securities and Exchange Commission and those set forth in Item 1A, “Risk Factors.”
You are urged to carefully review and consider the various disclosures made by us, which attempt to advise you of the risks, uncertainties, and other factors that may affect our business, operating results and financial condition, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, the forward-looking statements herein may not prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.
Our forward-looking statements speak only as of the date each such statement is made. We expressly disclaim any intention or obligation to update or revise any financial projections or forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules and regulations of the Securities and Exchange Commission and the NASDAQ Global Select Market.
The industry and market data contained in this Annual Report on Form 10-K are based either on our management’s own estimates or on independent industry publications, reports by market research firms, or other published independent sources. Although we believe that these sources are reliable as of their respective dates, we have not independently verified the information and cannot guarantee its accuracy and completeness, as industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties inherent in any statistical survey of market shares. Accordingly, you should be aware that the industry and market data contained in this Annual Report on Form 10-K, and estimates and beliefs based on such data, may not be reliable.

PART I

Item 1.	Business

Company Overview
We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms:

•	Traditional minimally-invasive endovascular aneurysm repair (“EVAR”) or

•	Endovascular aneurysm sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
Our current EVAR products include the AFX® Endovascular AAA System (the “AFX System”), the VELA® Proximal Endograft (“VELA”), and the Ovation® Abdominal Stent Graft System (the “Ovation System”). Our current EVAS product is the Nellix® Endovascular Aneurysm Sealing System (the “Nellix EVAS System”). We sell our EVAR platforms (including extensions and accessories) to hospitals in the United States, Canada, New Zealand, South Korea and Europe, and our EVAS platform to hospitals in New Zealand and Europe. We sell our EVAR and EVAS platforms (including extensions and accessories) to third-party international distributors and agents in Asia, Europe, South America and in other parts of the world. Such sales of our EVAR and EVAS platforms provide the sole source of our reported revenue.
Endologix®, AFX®, Nellix®, IntuiTrak®, Ovation®, VELA®, Ovation Prime®, Duraply®, Ovation Alto®, and CustomSeal®, are registered trademarks of Endologix, Inc. and its subsidiaries. ActiveSeal™ and the respective product logos are trademarks of Endologix, Inc. and its subsidiaries.
We have obtained CE Mark approval for the Nellix EVAS System in the European Union. The Nellix EVAS System is only approved as an investigational device in the United States. Ovation Alto, our next generation Ovation System device, is only approved as an investigational device and is not currently approved in any market.
Our Mission
Our mission is to be the leading innovator of medical devices to treat aortic disorders. The key elements of our strategy to accomplish this mission are as follows:

•	Focus exclusively on the aorta for the commercialization of innovative products.

•	Design and manufacture EVAR and EVAS products that are easy to use and deliver excellent clinical outcomes.

•	Design EVAR and EVAS products to expand into the treatment of complex AAA and thoracic anatomies.

•	Offer physicians and hospitals a broad range of products so they can provide the best device for each individual patient.

•	Provide exceptional clinical and technical support to physicians through an experienced and knowledgeable sales and clinical organization.
Market Overview and Opportunity
AAA Background
Atherosclerosis reduces the integrity and strength of blood vessel walls, causing the blood vessel to expand or balloon out, which is known as an “aneurysm”. Aneurysms are commonly diagnosed in the aorta, which is the body’s largest artery, extending from the chest to the abdomen. The abdominal aorta is the segment between the renal (kidney) arteries and the area where the aorta divides into the two iliac arteries which travel down the legs. An abdominal aortic aneurysm (“AAA”) occurs when a portion of the abdominal aorta bulges into an aneurysm because of a weakening of the vessel wall, which may result in life threatening internal bleeding upon rupture. AAA is more common in men than women.

Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Most AAA patients do not have symptoms at the time of their initial diagnosis. AAAs generally are discovered coincidentally during procedures to treat or diagnose unrelated medical conditions.

According to a paper titled Elective Versus Ruptured Abdominal Aortic Aneurysm Repair: A 1-Year Cost-Effectiveness Analysis, the overall patient mortality rate for ruptured AAA is approximately 80%, making it among the leading causes of death in the United States. Once diagnosed, patients with AAA require either non-invasive monitoring, or, depending on the size and rate of growth of the AAA, EVAR, EVAS or open surgical repair.
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
Open surgical repair typically lasts for two to four hours, while the typical EVAR and EVAS procedure lasts for one to two hours. After receiving open surgical repair, a patient usually requires a few days in the hospital’s surgical intensive care unit, and the total hospital stay may be four to ten days. Post-procedure convalescence may take another four to six weeks due to the invasiveness of the operation. By comparison, patients are often discharged a day or two after their EVAR and EVAS procedure, and once discharged, most patients return to normal activity within two weeks.
We estimate that approximately 75% of all treated AAAs in the United States are repaired through EVAR, and 25% through open surgical repair. Although EVAR and EVAS have many advantages over open surgical repair, many patients are not candidates for EVAR and EVAS due to the limitations of current EVAR devices to treat more complex AAA anatomies. We are developing new products to address these more challenging anatomies.
Market Size
We estimate the global endovascular aortic aneurysm market potential to be $4.0 billion annually. Of this amount, we estimate the traditional aneurysm market potential, encompassing aneurysms with aortic neck length greater than or equal to 10mm, to be $1.6 billion. The majority of diagnosed aneurysms in this market can be treated with currently available EVAR products. We estimate that a $1.2 billion market opportunity exists for the treatment of challenging anatomies, defined as aneurysms with neck lengths less than 10mm. Currently, there are limited options with available EVAR products to treat these short or no neck aortic aneurysms. The thoracic aneurysm market includes aneurysms, dissections, and transections in the ascending aorta, the aortic arch, and the descending aorta. For many of these anatomies there are limited endovascular options due to anatomical and technological challenges. We believe the thoracic market potential is $1.2 billion. Below is a table summarizing the market potential and penetration by aneurysm type.

Market Description ($ in millions)	Penetrated	Unpenetrated	Total
Traditional	$1,337	$306	$1,643
Complex	373	803	1,176
Thoracic	589	606	1,195
Total	$2,299	$1,715	$4,014

We estimate that there are approximately 202,300 AAA (EVAR and surgical repair) procedures performed across the globe annually.

In the United States alone, an estimated 1.2 million to 2.0 million people have an AAA and over 200,000 people are diagnosed with an AAA in the United States annually. Of those diagnosed with an AAA, approximately 60,000 people underwent an AAA repair procedure in the United States in 2017, of which approximately 46,000 were addressed through EVAR.

According to United States Census Bureau estimates, the age 65 and over population in the United States presently numbers approximately 51 million, or 16% of the total population, and is expected to grow by 3.4% annually to 56 million by 2020. Accordingly, we believe that AAA treatments will naturally increase over time, given this demographic trend.

Since AAAs generally arise in people over the age of 65 and come with little warning, initiatives have been undertaken to increase screening. The most prominent of these initiatives is the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law in the United States on February 8, 2006, began providing coverage on January 1, 2007 and was updated effective January 1, 2014. SAAAVE provides for a one-time free AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease.

Our Products
Our EVAR Platforms

AFX System and VELA:
The AFX System consists of (i) a cobalt chromium alloy stent covered by expanded polytetrafluoroethylene (commonly referred to as ePTFE) graft material and (ii) accompanying delivery systems. Once fixed in its proper position within the abdominal aortic bifurcation, the AFX System provides a conduit for blood flow, thereby relieving pressure within the weakened or “aneurysmal” section of the vessel wall, which greatly reduces the potential for the AAA to rupture. In February 2014, we launched a new proximal extension in the United States, VELA, designed to be used in conjunction with our AFX bifurcated device. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We began a commercial introduction of VELA in Europe in January 2015.

•
Anatomical Fixation. The AFX System is unique in that the main body of the device sits on the patient's natural aortoiliac bifurcation. This provides a solid foundation for the long-term stability of the device. Alternative EVAR devices rely on hooks, barbs and radial force to anchor within the aorta (commonly referred to as "proximal fixation") near the renal arteries. The data from our clinical studies have demonstrated anatomical fixation can inhibit device migration within the aorta due to the inherent foundational support of the patient’s own anatomy.

•
Minimally Invasive Delivery System. The AFX System requires 17F introducer access on the ipsilateral side and 7F introducer access on the contralateral side. Comparative endovascular stent grafts for infrarenal repair require between 12F and 22F introducer access on the ipsilateral side and between 10F and 16F introducer access on the contralateral side.

•
Preserves Aortic Bifurcation. The AFX System allows for future endovascular procedures when access across the aortic bifurcation is required. Approximately 30% to 40% of AAA patients also have peripheral arterial disease (“PAD”). The AFX System is the only graft presently available that preserves the physician's ability to go back over the aortic bifurcation for future interventions. This is a meaningful feature of the AFX System, as many AAA patients today are living longer and returning to the hospital for PAD procedures.

Ovation System:
The Ovation System consists of (i) a radiopaque nitinol suprarenal stent with integral anchors, (ii) a low-permeability polytetrafluoroethylene (“PTFE”), aortic body graft that contains a network of inflatable rings filled with a liquid polymer that solidifies during the deployment procedure, (iii) nitinol iliac limb stents encapsulated with PTFE, and (iv) accompanying ultra-low profile delivery systems, auto injector and fill polymer kit. The Ovation System creates a custom seal that conforms to anatomical irregularities and has a low profile delivery system allowing for percutaneous access.

•
Patient Accessibility. Our FDA and CE Mark-approved Instructions for Use (“IFU”) allow for the on-label treatment of more patients who otherwise may undergo an off-label EVAR procedure or be subject to open surgical repair, or not receive treatment at all. Our differentiated platform expands the pool of patients eligible for EVAR by virtue of its low profile and flexible delivery system that addresses several key anatomical access challenges, while providing a novel sealing mechanism to address many of the difficulties of diseased patient anatomies.

•
Ability to Pass through Small Access Vessels. The Ovation System’s novel separation and optimization of fixation and seal minimize the overlap between metal and fabric within the catheter, allowing the device to be loaded in a delivery catheter that is smaller than those of conventional EVAR devices. At an outer diameter of 14F, or approximately 4.7mm, the Ovation System is the lowest profile FDA-approved stent graft.

•
Ability to Pass through Diseased and/or Tortuous Access Vessels. The Ovation System has the lowest profile FDA-approved delivery system. Its characteristics increase flexibility, designed to enable easier passage through access vessels.

•
The Ovation System Enables Minimally Invasive Techniques. The Ovation System’s low profile and proven safety record offer physicians the opportunity to provide percutaneous endovascular aneurysm repair access (“PEVAR”) with regional or local anesthesia to more patients. Studies have shown that the use of smaller profile delivery devices results in fewer access site complications.

•
Treatment of Complex Anatomy. The separation and optimization of the fixation and sealing mechanisms of the Ovation System enable the device to seal with a smaller aortic contact area than conventional EVAR devices.

•
Avoiding Aortic Neck Dilatation. The Ovation System’s polymer filled sealing rings do not exert significant chronic, outward pressure at the` neck of the aorta. In the Ovation Pivotal Trial, core lab results demonstrated stable neck diameter and durable seal with the Ovation System through five-year follow-up.

Our EVAS Platform

Nellix EVAS System:
Our Nellix EVAS System is designed to seal the aneurysm and provide blood flow to the legs through two blood flow lumens. The Nellix EVAS System consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and associated accessories. The Nellix EVAS System is intended to seal the entire aneurysm sac effectively excluding the aneurysm and reducing the likelihood of future aneurysm rupture.

•
Potentially Reduce Endoleaks Leading to Secondary Interventions. The Nellix EVAS System seals the entire aneurysm, potentially reducing the likelihood of many causes of secondary intervention in EVAR procedures.

•
Low Profile Introducer. The delivery catheter for the Nellix EVAS System has an outer diameter of 17F, which is beneficial for the delivery of the devices in tight access arteries, potentially reducing risk of vascular injuries to the patient.

Our EVAR and EVAS Extensions and Accessories
Aortic Extensions and Limb Extensions. We offer limb extensions for the Ovation System and proximal aortic extensions and limb extensions for the AFX System which allow physicians to customize the implant to fit the patient's anatomy. In February 2014, we launched a proximal extension in the United States, VELA, designed specifically for the treatment of proximal aortic neck anatomies with AFX. VELA features a circumferential graft line marker and controlled delivery system that enable predictable deployment and final positional adjustments. We commenced commercial sales of VELA in 2015.

Accessories. We offer various accessories to facilitate the delivery of our EVAR and EVAS products, including compatible guidewires, inflation devices and snares.
Our Product Evolution
We first commercialized the Powerlink System (the "Powerlink System for AAA") in Europe in 1999 and in the United States in 2004. As our EVAR platform products evolved, we branded them under the names Powerlink System with Visiflex Delivery System, IntuiTrak®, and AFX. We added the Nellix EVAS System through our merger with Nellix, Inc. in December 2010. We added the Ovation System to our EVAR product portfolio through our merger with TriVascular in February 2016.

•Powerlink System for AAA. The Powerlink System for AAA was our original EVAR product.

•
IntuiTrak. We received FDA approval for IntuiTrak in October 2008, CE Mark approval for IntuiTrak in March 2010, and Japanese Shonin approval for IntuiTrak in December 2012. IntuiTrak provided an updated delivery system that enhanced physician ease of use and for manufacturability.

•
AFX. In May 2011 and November 2011, we received FDA approval and CE Mark approval, respectively, for the AFX System, and we received Japanese Shonin approval for the AFX System in December 2015. We began a full commercial launch of the AFX System in the United States in August 2011 and in numerous international markets in 2012. In addition, we entered into a distribution arrangement with a Japanese distributor to introduce the AFX System in the Japanese market in the first quarter of 2016.

•	AFX2. In October 2015, we received FDA approval for our AFX2 Bifurcated Endograft System (“AFX2”).

•
Ovation TriVascular. We received CE mark approval for the Ovation System in August 2010 and FDA approval for the Ovation System in October 2012. In February 2015, the FDA approved our next generation Ovation iX Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation

iX Abdominal Stent Graft System.  In September 2015, the first patients were treated with the Ovation iX Abdominal Stent Graft System in Europe, and in October 2015, we initiated the launch of our Ovation iX Iliac Stent Graft System in the United States.

•
Nellix EVAS System. In February 2013, we received CE Mark approval of the Nellix EVAS System, and we commenced a limited market introduction of the Nellix EVAS System in Europe. In December 2013, we received IDE approval in the United States to begin a clinical trial which commenced in January 2014. Enrollment in the IDE study was completed in November 2014. In the fourth quarter of 2014, we obtained IDE continued access approval for additional patients. In April 2016, we announced achievement of CE Mark approval of the next-generation Nellix EVAS System. In September 2017, we announced CE Mark approval for the Nellix EVAS System with the refined IFU. In October 2017, we received IDE approval in the United States to begin the EVAS2 confirmatory clinical study to evaluate the next-generation Nellix EVAS System.

•
ChEVAS. ChEVAS is a procedure where the Nellix EVAS System could potentially be used together with branch stent grafts to treat patients with complex aortic anatomies. Physicians initiated a clinical trial called ASCEND (Aneurysm Study for Complex AAA: Evaluation of Nellix Durability) to evaluate the clinical performance of ChEVAS. We are pursuing CE mark and FDA approval for this indication.

Product Developments and Clinical Trials
Overview
We incurred expenses of $34.0 million in 2017, $48.6 million in 2016, and $41.8 million in 2015, on research and development activities and clinical studies. Our focus is to continually develop innovative and cost-effective medical devices for the treatment of aortic disorders. We believe that our ability to develop new technologies is a key to our future growth and success. Historically, we have focused on developing our EVAR and EVAS products to treat infrarenal AAA, including initial development of products to treat complex AAA anatomies. However, we expect to devote more resources in the future to developing, enhancing and obtaining expanded indications for our current EVAR and EVAS products and to develop new product indications to treat more complex anatomies.
Nellix EVAS System
Using the technology we acquired in the Nellix acquisition, we developed the Nellix EVAS System, a next-generation device, to treat infrarenal AAA. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD IDE - We conducted this pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. This study is a prospective single arm registry which enrolled 179 patients at 29 centers in the United States and Europe. In November 2014, we completed enrollment in the study, and we submitted the one year results to the FDA in March 2016. In May 2016, we announced the results of the one year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and treatment success at one year (effectiveness). Two-year imaging revealed a signal of migration, leading to a field safety notification issued in October 2016 and a dedicated root cause analysis, resulting in refinements to the IFU. Following the implementation of the refined IFU, the Nellix EVAS system is applicable to treat an estimated 40% of AAA patients with a traditional aneurysm.

Subsequently, the two-year results from the trial were announced. Key highlights from the Nellix US IDE trial two-year clinical data are included below:

•	Freedom from all endoleaks (94%), rupture (97%), all-cause mortality (97%), and cardiovascular mortality (99%), among all patients.

•	Highest freedom of type II endoleaks, of 97%, ever reported at two years, among all patients.

•	When applying the refined IFUs for Nellix, patients at the two-year follow-up demonstrated 96% freedom from Type IA endoleak, migration >10mm, and sac growth.

•
EVAS2 IDE - In May 2017, we announced the decision to seek United States approval of the Nellix EVAS System by conducting a confirmatory clinical study with the updated IFU and the Gen2 device design. The Gen2 device incorporates design improvements to enhance ease of use and offers physicians more sizes to treat more patients with AAA. In October 2017, we announced our receipt of IDE approval from the FDA to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Gen2 Nellix EVAS System for the endovascular treatment of infrarenal AAA. The EVAS2 IDE Multicenter Safety and Effectiveness Confirmatory Study (“EVAS2”) will prospectively evaluate the refined IFU and the Nellix Gen2 EVAS System. The study is approved to enroll up to 90 primary patients, with one-year follow-up data required for the pre-market approval (“PMA”) application. We commenced EVAS2 patient enrollment in March 2018, and currently estimate a decision on our PMA application by the end of 2020.

•
EVAS FORWARD Global Registry - This study is designed to provide real world clinical results to demonstrate the effectiveness and applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013. In September 2014, we announced completion of patient enrollment in the EVAS FORWARD Global Registry. In November 2016, we announced positive two-year results on 300 patients from the EVAS FORWARD Global Registry at the annual VEITH meeting. The following outcomes were presented at the annual VEITH meeting:

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

•
ASCEND Registry - In April 2016, we announced the first data presentation with one-year outcomes from the ASCEND Registry (Aneurysm Study for Complex AAA: Evaluation of Nellix Durability), a physician-initiated registry of the Nellix EVAS System used with aortic branch stent grafts for the treatment of patients with complex AAAs. The results of the study were formally published in the peer-reviewed Journal of Endovascular Therapy in December 2017.

Refined IFU - In September 2017, we announced CE Mark approval for the Nellix EVAS System with the refined IFU. The Nellix EVAS System is being studied in the U.S. under an IDE. Following a thorough review of supporting clinical data, the Company's Notified Body in the European Union, together with an independent clinical reviewer, has determined that the Nellix EVAS System, with the refined IFU, meets the applicable safety and clinical performance requirements. As a result of these evaluations, the Notified Body has granted a CE Mark for the Nellix EVAS System with the refined IFU.
AFX System

In September 2014, we announced a new clinical study called LEOPARD (Looking at EVAR Outcomes by Primary Analysis of Randomized Data). This study was designed to compare outcomes of the AFX System versus other commercially available EVAR devices. We designed the LEOPARD study to randomize and enroll up to 600 patients at 60 leading centers throughout the United States and commenced enrollment in the first quarter of 2015. The centers were a mix of our current and new customers, with each investigator selecting one competitive device to randomize against AFX. The LEOPARD study is being led by an independent steering committee of leading physicians who are involved with the study and responsible for presenting the results over the five-year follow-up period.

Subsequently, positive interim results from LEOPARD were announced. Based upon the patients that have completed their one-year follow-up, freedom from Aneurysm Related Complications with AFX/AFX2 is 84.7%, compared to 82.0% with other devices. These preliminary results demonstrate similar outcomes between the endografts under investigation. AFX/AFX2, however, remains the only device that preserves the patient's aortic bifurcation. Based upon the anticipated number of additional patients required to prove superiority, we stopped further randomization in the LEOPARD study and plan to continue to follow enrolled patients for the planned five years.

In December 2015, we announced that the AFX Endovascular AAA System for the treatment of AAA received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”).

In February 2016, we announced the completion of the first United States commercial implant of AFX2, which reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates PEVAR by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together our ActiveSeal™ technology, DuraPly® PTFE graft material and VELA Proximal Endograft, into an integrated new EVAR system.

In December 2016, we received notice from our Notified Body in the European Union that the CE Mark for AFX and AFX2 would be suspended due to reports of Type III endoleaks with a prior generation of the device. We had, for our current generation of AFX products, implemented device and graft material improvements and updated IFUs resulting in a substantial reduction in reported Type III endoleaks. We provided documentation of the foregoing reduction in Type III endoleaks to our Notified Body. In January 2017, we received notice from our Notified Body that the CE Mark for AFX and AFX2 had been re-instated, effective immediately.

Additionally, in December 2016, we placed a temporary hold on shipments of AFX and AFX2 to complete an investigation of quality concerns with some sizes of these devices. Subsequently, we removed the temporary hold and resumed shipments of all sizes of AFX and the smaller diameter sizes of AFX2 and initiated a voluntary recall of (1) the small remaining quantity of original AFX with Strata graft material, and (2) the larger diameter sizes of AFX2. In January 2017, we removed the temporary hold and resumed shipments of the remaining larger diameter sizes of AFX2.

Ovation System

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

In October 2014, we initiated the LIFE Study to illustrate the potential advantages of a fast track protocol including PEVAR, no general anesthesia, no time in ICU and a one night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In September 2016, we announced the results of the one-month clinical data from the LIFE Study that demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days. The following are highlights of the presentation, with outcomes covering one-month follow-up:

•	Low major adverse event rate of 0.4%;

•	No ruptures, conversion, or secondary interventions;

•	99% and 100% freedom from type I and type III endoleaks, respectively;

•	Fast-Track completed in 216 (87%) patients, with positive results compared to non-Fast-Track patients;

•	Procedure time of 84 minutes vs. 110 minutes;

•	General anesthesia use 0% vs. 18%;

•	ICU stay 0% vs. 32%; and

•	Mean hospital stay 1.2 vs. 1.9 days.

In August 2015, we enrolled the first subject in the LUCY Study, a multi-center post-market registry designed to explore the clinical benefits associated with EVAR using the Ovation Abdominal Stent Graft Platform in female patients with AAA, as compared to males. It is the first prospective study evaluating EVAR in females, a population that has historically been underrepresented in EVAR clinical trials. We announced completion of enrollment of 225 patients in the LUCY study in February 2017. The 30-day LUCY data showed that, in women, the ultra-low profile (14F) Ovation System device resulted in:

•	At least 28% greater EVAR eligibility for women with AAA;

•	1.3% major adverse events, the lowest rate reported for EVAR, compared to other contemporary, prospective, post-market registries;

•	No deaths;

•	No proximal endoleaks;

•	No limb occlusion;

•	Low readmission rate of 3.9%; and

•	100% procedural success

In February 2015, the FDA approved the next generation Ovation iX Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation iX Abdominal Stent Graft System. In September 2015, the first patients were treated with the Ovation iX Abdominal Stent Graft System in Europe, and in August 2015, we initiated the launch of the Ovation iX System in the United States.
In November 2016, we announced at VEITH that the five-year results from the Ovation Global Pivotal Trial were positive and showed the following outcomes:

•	Broad patient applicability, with 40% of the patients treated outside the labeled indications of other EVAR devices;

•	Stable aortic neck diameters with an average expansion of 0.1%, compared to 25% as reported with other EVAR devices;

•	97% freedom from secondary interventions related to type I endoleak; and

•	No migration or conversions.

In August 2016, we announced that the first two patients were treated with the Ovation Alto® Abdominal Stent Graft System, which is the newest device in the Ovation System platform of abdominal stent graft systems. Ovation Alto is an investigational device, currently not approved in any market. It expands EVAR to include the treatment of patients with complex AAAs, specifically patients with very short or otherwise complex aortic neck anatomy. This is achieved by the conformable O-rings with CustomSeal® polymer that have been repositioned near the top of the endograft, providing seal just below the renal arteries. In November 2016, we received IDE approval from the FDA to conduct a clinical study with the Ovation Alto® Abdominal Stent Graft System in the United States.

In March 2017, we announced the enrollment of the first patients in the Expanding Patient Applicability with Polymer Sealing Ovation Alto Stent Graft (“ELEVATE”) IDE clinical study, our pivotal clinical trial to evaluate the safety and effectiveness of Ovation Alto for the repair of infrarenal AAAs. The ELEVATE IDE clinical trial is approved to enroll 75 patients at up to 16 centers in the United States.

The Company plans to file regulatory submissions in the third quarter of 2018 and estimates potential approval of the Alto device in both the U.S. and European markets in 2019.

PEVAR
Vascular access for EVAR previously required femoral artery exposure (commonly referred to as surgical cut-down) of one or both femoral arteries, allowing for safe introduction of the EVAR product. Complications from femoral artery exposure during EVAR procedures is an inherent risk of current surgical practice. PEVAR procedures do not require an open surgical cut-down of either femoral artery, as access to the femoral artery is achieved via a needle-puncture through the skin and closure with use of a suture-mediated device. Advantages to the patient and to the health care system of an entirely percutaneous procedure include reduced surgical procedure times, less post-operative pain, and fewer access-related wound complications.
In April 2013, we announced FDA approval of the PEVAR indication for use with our AFX and IntuiTrak products. Trial results show the safety and effectiveness of our device and PEVAR procedure facilitated with a suture-mediated closure device, and showed reduced surgical procedure time compared to surgical EVAR. Other trends favoring PEVAR include less medication prescribed for post-operative groin pain, reduced blood loss, and less hospitalization time. To date, no other company has conducted a randomized prospective FDA trial to specifically obtain approval for a PEVAR indication.

Manufacturing and Supply
Most of our commercial products are manufactured, assembled, and packaged at our 129,000 square foot leased facilities in Irvine, California and our 110,000 square foot leased facilities in Santa Rosa, California.

We rely on third parties for the supply of certain components used in our EVAR and EVAS products, such as the wire used to form our cobalt chromium alloy stent, PTFE and the raw material used in the manufacturing of polymer. While we obtain many of these components from single source suppliers, we believe there are alternative vendors for the supply of the vast majority of our required components. Many of our third party manufacturers go through a formal qualification and approval process, including periodic renewal to ensure fitness for use and compliance with applicable FDA requirements and International Organization for Standardization (“ISO”) 13485 requirements, and/or other required quality standards. Additionally, we actively manage supply risk with our key suppliers through a combination of negotiating favorable terms of supply agreements, maintaining strategic inventory levels, and maintaining frequent communications with our suppliers.

Marketing and Sales
We market and sell our EVAR products through a direct sales force and network of agents in the United States, Canada, New Zealand, South Korea, and fourteen European countries. In 20 other European countries, Japan, 12 Latin American countries, and seven other Asian countries we sell our EVAR products through independent distributors. In 2017, we marketed our EVAR products in 56 countries outside the United States.
United States. We market and sell our EVAR products in the United States through a direct sales force. The primary customer and decision-maker for our EVAR products is the vascular surgeon, and to a lesser extent, the cardiovascular surgeon, interventional radiologist and the interventional cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and approximately 4,000 physicians in the United States that perform EVAR. Approximately 68% of our revenues for the year ended December 31, 2017 were generated from sales of our EVAR products in the United States.
International. We market and sell our products outside the United States through a direct sales force and through third party distributors and agents. Approximately 32% of our revenues for the year ended December 31, 2017 were generated from sales of our EVAR and EVAS products outside the United States.

See Note 7 of the Notes to the Consolidated Financial Statements for a tabular summary of our revenue by geographic region for the fiscal years 2017, 2016 and 2015.

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

Patents and Proprietary Information
We believe that our intellectual property and proprietary information is key to protecting our technology. We continue to build a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems, our rights include 37 United States patents, 9 pending United States patent applications, 32 issued foreign patents and 9 pending foreign patent applications. Our current AFX-related aorta treatment related patents have expiration dates from 2018 to 2038. As a result of our acquisition of Nellix, we added additional patents to our portfolio which have evolved to currently include 22 issued United States patents, 26 pending United States patent applications, and 14 issued foreign patents, with expiration dates from 2018 to 2038. As a result of our merger with TriVascular, we added patents to our portfolio which have evolved to currently including 46 issued United States patents, 20 pending United States patent applications, and 87 issued foreign patents with expiration dates from 2018 to 2037. We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology, while simultaneously avoiding paying unnecessary fees to maintain patents and applications when we believe it is not in our best interest.

Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of our business. We also own trademarks to protect our brand. In addition to patents and trademarks, we rely on trade secrets and proprietary know-how protection as well.
We seek protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. We make diligent efforts to require our employees, directors, consultants, and advisors to execute confidentiality agreements at the beginning of their employment, consulting, or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not be disclosed to third parties, except in specific circumstances. In the case of employees and certain other parties, the agreements also provide that all inventions conceived by the individual will be our exclusive property.

Third-Party Reimbursement

In the United States, hospitals are the primary purchasers of our EVAR and EVAS products. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient’s AAA. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for medical treatment. While hospitals are often reimbursed at a fixed rate based on the diagnosis-related group (“DRG”) established by the United States Centers for Medicare and Medicaid Service (“CMS”), other insurers may negotiate differing approaches with hospitals. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical devices used in that procedure.

Reimbursement of procedures utilizing our EVAR and EVAS products currently are covered. Some payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, not cost-effective, or used for a non-approved indication.
Beginning on October 1, 2015, CMS started requiring those who make claims for reimbursement to use ICD-10 codes to designate diagnosis and treatment of Medicare beneficiaries. The following are the ICD-10-PCS codes associated with the endovascular treatment of abdominal aneurysms utilizing our devices indicated for that treatment.

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
Outside of the United States, market acceptance of medical devices, including EVAR and EVAS systems, depends partly upon the availability of reimbursement within the prevailing healthcare payment system. Reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans.
Presently, the European Union (“EU”) is updating regulations for the sale and reimbursement of medical devices in EU countries. The current directives on active implantable medical devices (90/385/EEC) and on medical devices (93/42/EEC) will be replaced by a regulation on medical devices. The legislation will harmonize such regulations throughout all EU countries. It is expected that the new regulations will require: (i) stricter guidelines for clinical evidence supporting device efficacy, (ii) more powers for regulatory assessment bodies, (iii) stronger supervision of manufacturers, importers and distributors, and (iv) an extended database for medical devices and better traceability throughout the supply chain. The European Commission proposals have been discussed in the European Parliament and in the European Council, and a final text was agreed upon on June 15, 2016. Work is currently ongoing to translate the final texts in all the EU official languages and to correct technical inconsistencies. Final formal adoption was expected both on the Council and the Parliament sides during the first semester 2017. Regulation would then gradually come into effect by 2020.

Government Regulation - Medical Devices

Our medical devices are subject to regulation by various government agencies, including the FDA and similar agencies within governments outside the United States. Each of these agencies requires us to comply with laws and regulations governing the development, qualification, manufacturing, labeling, marketing, and distribution of our medical devices.
United States
In the United States, medical devices are regulated by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are life-sustaining or life-supporting devices. Class III devices require rigorous clinical testing prior to their approval and generally require a PMA or PMA supplement approval prior to marketing for sale.
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
The second process, known as premarket approval (i.e., the PMA process), requires us to collect and submit nonclinical and human clinical data on the medical device for its intended use to demonstrate that it is safe and effective. Human clinical data must be collected in compliance with FDA IDE regulations. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights. In the PMA process, the FDA will approve the medical device and thereby authorize its commercial distribution in the United States if it determines that the probable benefits outweigh the risks for the intended patient population, and, therefore, makes a determination of reasonable assurances of safety and effectiveness. The PMA process takes longer and is more expensive than the 510(k) process. Our Powerlink, IntuiTrak AFX, AFX2 and Ovation EVAR Systems were approved through this PMA process. The Nellix EVAS System is currently engaged in the PMA process and we anticipate will be made commercially available in the United States following PMA approval.
We are required to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services (“CDHS”) requires us to register as a medical device manufacturer. Because of this, the FDA and the CDHS routinely inspect us for compliance with Quality System regulations. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular Quality System inspections in connection with the manufacture of our products at our facility. Further, the FDA requires us to comply with various regulations regarding labeling. The Medical Device Reporting (“MDR”) laws and regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our devices, as well as product malfunctions that likely would cause or contribute to death or serious injury if the malfunction were to recur. Although physicians are permitted to use their medical judgment to apply medical devices to indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for the 510(k)-cleared or PMA-approved indications for use.

International
Internationally, our medical devices are subject to regulatory requirements in the countries in which they are sold. The requirements and regulatory approval processes vary from country to country.
In the EU, one regulatory approval process exists. We must comply with the requirements of the Medical Devices Directive (“MDD”), and appropriately affix the CE Mark on our products to attest to such compliance. To obtain a CE Mark, our products must meet minimum standards of safety, performance, and quality (i.e., “Essential Requirements”), and then comply with defined conformity assessment routes. A notified body, selected by us, assesses our Quality Management System and our product conformity to the Essential Requirements and the requirements of the MDD. The notified body must perform regular inspections to verify compliance. The EU government ministries of health ("Competent Authorities") oversee human clinical studies and post-market surveillance of approved products, referred to as Vigilance Reporting. We are required to report device failures and serious adverse events potentially related to product use to responsible Competent Authorities. We also must comply with additional requirements of individual countries in which our products are marketed. Our Powerlink, AFX, and Ovation EVAR Systems and Nellix EVAS System were approved through the CE marking process.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “Shonin”. In Japan, the MHLW, with administration by the Pharmaceutical and Medical Devices Agency, regulates medical devices under the Pharmaceuticals and Medical Device Law (“PMD”). Our quality management system and product conformity to the PMD are overseen by MHLW and Pharmaceutical and Medical Devices Agency. Our Powerlink System and AFX System were approved through the Shonin process. The Ovation System and the Nellix EVAS System require future approval through the foregoing process in order to be commercially available in Japan.
To be sold in China, all medical devices are required to have licenses from the China Food and Drug Administration (“CFDA”) (formerly State Food & Drug Administration or SFDA). Quality system, premarket testing and clinical investigation are required for Class II and III devices. CFDA released a new regulation on Innovative Medical Device Registration Applications in March 2014, which Endologix may utilize to register its product in China. Class II and III submissions will have a full application review conducted; this will include a technical and administrative review. Novel and high-risk products may also be subject to an Expert Panel Meeting (which may result in an additional 4 to 6 months to the review process), and CFDA may conduct an onsite QMS audit of manufacturing facilities. The AFX System and the Ovation System, as well as the Nellix EVAS System, require future approval through the foregoing process in order to be commercially available in China.
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
The EU published the EU General Data Protection Regulation (“GDPR”) in April 2016. This major piece of legislation represents the most significant change in EU data protection law since 1995. It will apply in all EU Member States as of May 2018. The GDPR mandates a baseline set of standards that will have a significant impact on us as we are involved in the processing of personal data outside the EU. It will increase the penalties for noncompliance, with fines of up to €20 million or 4% of annual worldwide revenue.
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
Employees
As of December 31, 2017, we had 675 employees (as compared to 782 employees as of December 31, 2016), including 218 in manufacturing, 45 in research and development, 41 in regulatory and clinical affairs, 75 in quality, 191 in sales and marketing, and 105 in administration. We believe that the success of our business will depend on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.
General Information
We were incorporated in California in March 1992 under the name Cardiovascular Dynamics, Inc. and reincorporated in Delaware in June 1993. In January 1999, Cardiovascular Dynamics, Inc. (by then a publicly-traded company) merged with privately-held Radiance Medical Systems, Inc., and we changed our name to Radiance Medical Systems, Inc. In May 2002, we merged with then privately-held Endologix, Inc., and we changed our name to Endologix, Inc.
Our principal executive office is located at 2 Musick, Irvine, California and our telephone number is (949) 595-7200. Our website is located at www.endologix.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part hereof.
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments to these reports, as applicable, available on our website, at www.endologix.com, free of charge as soon as practicable after filing or furnishing such reports with the SEC.

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
We have focused heavily on the development and commercialization of a limited number of products for the treatment of AAA. If we are unable to continue to achieve and maintain market acceptance of these products and do not achieve sustained positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines. In addition, if we are unable to market our products as a result of a manufacturing or quality problem or failure to maintain regulatory approvals, we would lose our only source of revenue and our business would be negatively affected.
We are in a highly competitive market segment, which is subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than any products that we may develop, our business will be adversely impacted.
Our industry is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of AAA and other aortic disorders. We face competition from both established and development stage companies. Many of the companies developing or marketing competing products enjoy several advantages to us, including:

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
Our success in marketing our products depends in large part on whether domestic and international government health administrative authorities, private health insurers and other organizations will reimburse customers for the cost of our products. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Further, many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. If sufficient reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products may be adversely affected or we may decide to cease commercial activities in any such region.
We may never realize the expected benefits of our business combination transactions.
In addition to developing new products and growing our business internally, we have sought to grow through combinations with complementary businesses. Examples include our recently completed merger with TriVascular in 2016 and our merger with Nellix in 2010. Such business combination transactions involve risks, including the risk that we may fail to realize some or all of the anticipated benefits of the transaction. For example, the success of our recent business combination transactions largely depends on our ability to realize anticipated growth opportunities for existing products and potential new products. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation, with respect to the acquired products and technologies, the results of clinical trials, the receipt of applicable regulatory approvals, obtaining and maintaining intellectual property rights and further developing an effective sales and marketing organization in global markets. Although we carefully plan our business combination transactions, we may be unable to realize the expected benefits of such transactions.
Our success depends on the growth in the number of AAA patients treated with endovascular devices.
We estimate that over 200,000 people are diagnosed with AAA in the United States, and approximately 60,000 people undergo aneurysm repair, either via EVAR or open surgical repair, annually. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Initiatives to increase screening for AAA include SAAAVE, which was signed into law on February 8, 2006 in the United States. SAAAVE provides one-time AAA screening for men who have smoked some time in their life, and men or women who have a family history of the disease. Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
Our success depends on convincing physicians to use, and continue to use, our products in more endovascular AAA procedures and to assist us in development of new products.
If we are unable to continue convincing physicians to use our products, our business could be negatively impacted. Additionally, if we fail to maintain our working relationships with health care professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our financial performance. The research, development, marketing, and sales of many of our new and improved products is dependent upon our maintaining working relationships with health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.

Manufacturing and quality problems with our products could harm our reputation and erode our competitive advantage, sales, and market share.
        The manufacture of many of our products is highly complex and subject to strict quality controls, due in part to rigorous regulatory requirements. In addition, quality is extremely important due to the serious and costly consequences of a product failure. Problems can arise during the manufacturing process for a number of reasons, including equipment malfunction, failure to follow protocols and procedures, raw material problems or human error. If these problems arise or if we otherwise fail to meet our internal quality standards or those of the FDA or other applicable regulatory bodies, which include detailed record-keeping requirements, our reputation could be damaged, we could become subject to a safety alert or a recall, we could incur product liability and other costs, product approvals could be delayed, suspended or revoked and our business could otherwise be adversely affected.

Our international operations involve operating risks, which could adversely impact our net sales, results of operations, and financial condition.
Sales of our products outside the United States represented approximately 32% of our revenue in 2017. As of December 31, 2017, we sold our products through 41 distributors located in the following countries outside of the United States: Argentina, Brazil, Chile, Columbia, Czech Republic, Israel, Japan, Mexico, Canada, Austria, Latvia, Romania, Poland, Sweden, Switzerland, Portugal, Spain, Slovakia, Italy, Hungary, Greece, Thailand, Singapore, Hong Kong, Russia, Cyprus, Ecuador, Australia, Turkey and South Korea. The sales territories authorized within these various distribution agreements cover a total of 54 countries. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive United States and foreign governmental trade, import and export, and custom regulations and laws.
Pursuant to the SEC rules regarding disclosure of the use of certain minerals in our products, known as "conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Although we intend to disclose that we utilized certain of the four conflict minerals in our products in our conflict minerals report for the 2017 calendar year, we have been unable in all instances to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.
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
We are currently conducting clinical trials. We will likely need to conduct additional clinical trials in the future to support new product approvals, for the approval for new indications for the use of our products, or support the use of existing products. Clinical testing is expensive, and typically takes many years, and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

•
patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold or terminated.

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

•	Failure to complete data collection analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;

•	the study design is inadequate to demonstrate safety and efficacy; or

•	the results of the study do not meet the study endpoints.

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
The manufacture, marketing and sale of our commercial products, and the clinical testing of our products under development, may expose us to significant risk of product liability claims. In the past, we have had a small number of product liability claims relating to our products, none of which either individually, or in the aggregate, have resulted in a material negative impact on our business. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business. Such claims could divert our management from pursuing our business strategy and may be costly to defend. Regardless of the merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	injury to our relationships with our customers;

•	significant litigation and other costs;

•	substantial monetary awards to or costly settlements with patients;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize new products.

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

On January 3, 2017, a stockholder purporting to represent a class of persons who purchased our securities between August 2, 2016 and November 16, 2016, filed a lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The lawsuit alleges that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for our Nellix EVAS System. On January 11, 2017, a second stockholder filed a similar lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint.

Four shareholders have filed derivative lawsuits on behalf of Endologix, the nominal plaintiff, based on allegations substantially similar to those alleged by lead plaintiff in Nguyen. Those actions consist of: Sindlinger v. McDermott et al., Case No. BC662280 (Los Angeles Superior Court); Abraham v. McDermott et al., Case No. 30-2018-00968971-CU-BT-CSC (Orange County Superior Court); and Green v. McDermott et al., Case No. 8:17-cv-01155-AB (PLAx), which has been consolidated with Cocco v. McDermott et al., Case No. 8:17-cv-01183-AB (PLAx) (C.D. Cal.).

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

In July 2017, we learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its FDA pre-market approval. We are fully cooperating with the investigation but cannot predict its outcome or the timing of the investigation’s conclusions.

Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
Our future success depends, in part, upon our ability to retain and motivate key managerial, technical, and sales personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies. We may be unsuccessful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Key personnel may depart for various reasons, including as a result of difficulties with change or a desire not to remain with our company. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.

If our facilities or systems are damaged or destroyed, we may experience delays that could negatively impact our revenues or have other adverse effects.
Our facilities and systems may be affected by natural or man-made disasters. We currently conduct our manufacturing, development and management activities in Santa Rosa, California and Irvine, California, near known earthquake fault zones and seasonal wildfire activity. Our finished goods inventory is split between our Santa Rosa and Irvine locations and our distribution centers in Memphis, Tennessee and Tilburg, The Netherlands. We have taken precautions to safeguard our facilities and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems may be vulnerable to earthquakes, fire, storm, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any particular case and may not continue to be available to use on acceptable terms, or at all.

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
We have a history of operating losses and may need to seek additional capital in the future. We believe that our existing liquidity will be sufficient to meet our anticipated cash needs for at least the next 12 to 24 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for our existing and future products;

•	the revenues generated by sales of our existing and future products;

•	the need for additional capital to fund existing and future development programs;

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing and increased sales and marketing capabilities; and

•	whether we are successful if we enter into collaborative relationships with other parties.
In addition, we are required to make periodic interest payments to the holders of our senior convertible notes and term loan and to make payments of principal upon conversion or maturity. We may also be required to purchase our senior convertible notes from the holders thereof upon the occurrence of a fundamental change involving our company. To finance the foregoing, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all.
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
Changes in the credit environment and covenant restrictions under our financing arrangements may adversely affect our business and financial condition.
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Future worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products. This could result in a decrease in the demand for our products, longer sales cycles, slower adoption of new technologies, and increased price competition.
Further, our ability to enter into or maintain existing financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or there is any other material adverse event which impacts our business. Any deterioration in our key financial ratios, or non-compliance with certain financial, reporting, regulatory or other covenants in existing or future loan or credit agreements may result in an event of default under such agreements, which could also adversely affect our business and financial condition.
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
In May 2008, the Financial Accounting Standards Board ("FASB"), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our senior convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our senior convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of such notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the accretion of the discounted carrying value of our senior convertible notes to their face amount over the term of such notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the market price of our common stock.
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
While we currently have insurance for our business, property, directors and officers, and product liability, such insurance coverage is increasingly costly and the scope of coverage is narrower, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to cover the amounts outside of or in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant costs associated with loss or damage that could have an adverse effect on our financial position and results of operations. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all. We do not have the financial resources to self-insure, and it is unlikely that we will have these financial resources in the foreseeable future. Our product liability insurance covers our products and business operations, but we may need to increase and expand this coverage commensurate with our expanding business.

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
On December 18, 2015, President Obama signed the Consolidated Appropriations Act of 2016, which imposed a two-year moratorium on the 2.3% excise tax beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, the continuing resolution extended this moratorium for an additional two years, through the 2019 calendar year. The continuing resolution provides that this additional delay applies to sales made after December 31, 2017. Therefore, as a result of both moratoriums, the medical devices tax will not apply to any sales made between January 1, 2016 and December 31, 2019. Upon the end of this period we believe the PPACA could continue to have an adverse effect on our results of operations and cash flows.
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
Our products must comply with regulatory requirements imposed by the FDA in the United States, and similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA Regulations (Title 21 CFR);

•	European Union CE mark requirements, including the new Medical Device Regulations and MEDDEV 2.7.1 Rev.4, which implement stricter requirements for clinical data to support new product approvals;

•	Other international regulatory approval requirements;

•	Medical Device Single Audit Program (“MDSAP”);

•	Medical Device Quality Management System Requirements (21 CFR 820, ISO 13485:2003, EN ISO 13485:2012, ISO 13485:2016, and other similar international regulations);

•	Occupational Safety and Health Administration requirements; and

•	California Department of Health Services requirements.

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
The potential off-label promotion and subsequent off-label use of our products may harm our image in the marketplace and result in government investigations and/or penalties.
The products we currently market have been cleared or approved by the FDA and international regulatory authorities for specific indications for use, including in specific AAA anatomies. Physicians have the discretion, however, to use our products outside of those cleared/approved indications for use, a practice known as “off-label” use. Off-label use of our and our competitors’ products by physicians is common in the AAA field. Though physicians in most countries have the discretion to engage in off-label use of our products, if we are deemed by the FDA or other regulatory bodies to have engaged in the promotion of our products for any such off-label use, we could be subject to prohibitions on the sale or marketing of our products in the United States or other jurisdictions, face significant fines and penalties, and be required to enter into onerous corporate integrity agreements, consent decrees or similar court or agency-imposed agreements. The imposition of any such fines, penalties or sanctions could affect our reputation and position within the industry and could materially and adversely affect our business, financial condition, results of operations and prospects, which in turn could cause our stock price to decline. Additionally, the use of our products for indications other than those cleared/approved by the FDA or international regulatory authorities may result in suboptimal outcomes that could harm our reputation in the marketplace among physicians and patients. Physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability and similar claims. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance.

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
We may be subject to health information privacy and security laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
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
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. On June 17, 2014, we issued an additional 2.7 million shares of our common stock to the former stockholders of Nellix upon achievement of a revenue-based milestone. One additional regulatory related milestone remains, and the maximum aggregate number of shares of our common stock remaining issuable to the former Nellix stockholders upon our achievement of such regulatory milestone, or upon a change of control of our company prior to our achievement of such milestone, assuming the average per share closing price of our common stock (as determined under the terms of the Nellix merger agreement) at such time is 2.9 million shares.
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
The average daily trading volume in our common stock for the twelve months ended December 31, 2017 was approximately 1,142,122 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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
We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. Our revolving credit facility and term loan contain restrictions prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay dividends, a return on one’s investment may only occur if our stock price rises above the price it was purchased.

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

Our facility in Rosmalen, The Netherlands is an administrative office of approximately 2,900 square feet under an operating lease scheduled to expire in December 2020.
In conjunction with the TriVascular merger, we assumed the lease for TriVascular's facility in Santa Rosa, California. We use the Santa Rosa facility for manufacturing, research & development, and administrative purposes, and the facility consists of 110,000 square feet under an operating lease scheduled to expire in February 2023, which may be renewed for an additional five years.

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
Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “ELGX.” The following table sets forth the high and low intraday prices for our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

	High	Low
Year Ended December 31, 2016
First Quarter	$10.04	$6.51
Second Quarter	13.60	8.13
Third Quarter	14.50	11.33
Fourth Quarter	13.25	4.78
Year Ended December 31, 2017
First Quarter	$7.44	$5.45
Second Quarter	7.66	4.21
Third Quarter	5.37	4.08
Fourth Quarter	6.50	4.50

On March 12, 2018, the closing price of our common stock on the NASDAQ Global Select Market was $4.49 per share, and there were 254 holders of record of our common stock.

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2011 through December 31, 2017, with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the same period. The comparison assumes $100 was invested on December 31, 2012 in our common stock at the then closing price of $7.15 per share.

Comparison of 5 Year Cumulative Total Return*
Among Endologix, Inc., the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index
*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Dividend Policy
We have never paid any dividends. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. Additionally, the terms of our credit facility with Deerfield prohibit us from paying cash dividends without their consent.

Item 6.	Selected Financial Data
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2017, 2016, and 2015 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements and the related notes thereto in Item 8.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$181,157	$192,925	$153,612	$147,588	$132,257
Cost of goods sold	59,828	69,133	51,821	41,801	32,750
Gross profit	121,329	123,792	101,791	105,787	99,507
Operating expenses:
Research and development	21,019	32,337	26,421	21,616	16,199
Clinical and regulatory affairs	12,952	16,215	15,418	13,243	8,679
Marketing and sales	92,400	107,759	78,213	73,411	63,588
General and administrative	35,301	41,044	29,581	26,663	21,409
Restructuring cost	1,477	11,093	—	—	—
Contract termination and business acquisition expenses	—	5,768	5,071	—	—
Settlement costs	—	4,650	—	—	—
Total operating expenses	163,149	218,866	154,704	134,933	109,875
Loss from operations	(41,820)	(95,074)	(52,913)	(29,146)	(10,368)
Total other income (expense)	(25,039)	(59,105)	(6,848)	(3,334)	(5,710)
Net loss before income tax benefit (expense)	(66,859)	(154,179)	(59,761)	(32,480)	(16,078)
Income tax benefit (expense)	459	(498)	9,337	62	10
Net loss	$(66,400)	$(154,677)	$(50,424)	$(32,418)	$(16,068)
Basic and diluted net loss per share	$(0.80)	$(1.91)	$(0.75)	$(0.50)	$(0.26)
Shares used in computing basic and diluted loss per share	83,325	80,976	67,671	65,225	62,607

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents and marketable securities	$57,991	$47,108	$177,321	$86,669	$126,465
Accounts receivable, net	$32,294	$34,430	$28,531	$26,113	$24,972
Total assets	$365,047	$359,684	$331,050	$248,209	$256,197
Debt	$208,253	$177,178	$167,748	$70,407	$67,101
Total liabilities	$289,985	$246,891	$227,743	$124,059	$151,556
Accumulated deficit	$520,001	$453,601	$298,924	$248,500	$216,082
Total stockholders’ equity	$75,062	$112,793	$103,307	$124,150	$104,641

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in Item 1A of Part I, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
Our Business
Our corporate headquarters are located in Irvine, California and manufacturing facilities are located in Irvine and Santa Rosa, California. We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our principal products are intended for the treatment of abdominal aortic aneurysms (“AAA”). Our AAA products are built on two platforms: (1) traditional minimally-invasive endovascular repair (“EVAR”), and (2) endovascular sealing (“EVAS”), our innovate solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
We sell our products through (i) our direct United States and European sales forces and (ii) third-party international distributors and agents in Europe and in other parts of the world.

For an overview of our business, products, product development initiatives, and clinical trials, please see Item 1, “Business.”

Characteristics of Our Revenue and Expenses
Revenue
Revenue is derived from sales of our EVAR and EVAS products (including extensions and accessories) to hospitals upon completion of each AAA repair procedure, or from sales to distributors upon title transfer (which is typically at shipment), provided our other revenue recognition criteria have been met.
Cost of Goods Sold
Cost of goods sold includes compensation (including stock-based compensation) and benefits of production personnel and production support personnel. Cost of goods sold also includes depreciation expense for production equipment, amortization of developed technology, production materials and supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.
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
Clinical and Regulatory
Clinical and regulatory expenses consist of compensation (including stock-based compensation) and benefits for clinical and regulatory personnel, regulatory and clinical payments related to studies, regulatory costs related to registration and approval activities, and allocated facilities-related costs. Our clinical and regulatory activities primarily relate to obtaining regulatory approval for the commercialization of our devices.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. While management believes these estimates are reasonable and consistent, they are by their very nature, estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee of the Board of Directors periodically reviews our significant accounting policies. Our critical accounting policies arise in conjunction with the following:
•Revenue recognition and accounts receivable;
•Inventory - lower of cost or market;
•Business combinations;
•Goodwill and intangible assets - impairment analysis;
•Stock-based compensation;
•Contingent consideration for business acquisition; and
•Litigation accruals.
Revenue Recognition and Accounts Receivable
We recognize revenue when all of the following criteria are met:

•	We have appropriate evidence of a binding arrangement with our customer;

•	The sales price for our product (including extensions and accessories) is established with our customer;
•Our product has been used by the hospital in an AAA repair procedure, or our distributor has assumed title with no right of return, as applicable; and
•Collection from our customer is reasonably assured at the time of sale.

For sales made to a direct customer (i.e., hospitals), we recognize revenue upon completion of an AAA repair procedure, when our product is implanted in a patient. For sales to distributors, we recognize revenue at the time of title transfer, which is typically at shipment. We do not offer any right of return to our customers, other than honoring our standard warranty.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. These estimates are based on our review of the aging of customer balances, correspondence with the customer, and the customer’s payment history.
Inventory - Lower of Cost or Market
We adjust our inventory value for estimated amounts of obsolete or unmarketable items. Such assumptions involve projections of future customer demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.
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

Goodwill and intangible assets often represent a significant portion of the assets acquired in a business combination. We recognize the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets consist primarily of technology, customer relationships, and trade name and trademarks acquired in business combinations and in-process research and development (“IPR&D”). We generally assess the estimated fair values of acquired intangibles using a combination of valuation techniques. To estimate fair value, we are required to make certain estimates and assumptions, including future economic and market conditions, revenue growth, market share, operating costs and margins, and risk-adjusted discount rates. Our estimates require significant judgment and are based on historical data, various internal estimates, and external sources. Our assessment of IPR&D also includes consideration of the risk that the projects may not achieve technological feasibility.

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
We use the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of our common stock, expected risk-free interest rate, and the option’s expected life. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. A portion of restricted stock vesting is dependent on us achieving certain regulatory and financial milestones. We use judgment in estimating the likelihood and timing of achieving these milestones. Each period, we will reassess the likelihood and estimate the timing of reaching these milestones, and will adjust the expense accordingly.

Contingent Consideration for Business Acquisition
We determine the fair value of contingently issuable common stock related to the Nellix acquisition using a probability-based income approach and an appropriate discount rate. Changes in the fair value of the contingently issuable common stock are determined each period end and recorded in the other income (expense) section of the Consolidated Statements of Operations and Comprehensive Loss and the current and non-current liabilities section of the Consolidated Balance Sheets. The fair value of the contingent consideration liability could be impacted by changes such as: (i) fluctuations in the price of our common stock, or (ii) the timing of achieving the underlining milestones.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We are evaluating the effect that ASU 2016-15 will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to immediately recognize the tax consequences of intercompany transfer other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are assessing the impact this guidance will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. We are assessing the impact this guidance will have on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which clarifies and aims to reduce the cost and complexity when applying the stock compensation modification accounting guidance. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

Results of Operations
Operations Overview - 2017, 2016, and 2015
The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands):

	Year Ended December 31,
	2017		2016		2015
Revenue	$181,157	100.0%	$192,925	100.0%	$153,612	100.0%
Cost of goods sold	59,828	33.0%	69,133	35.8%	51,821	33.7%
Gross profit	121,329	67.0%	123,792	64.2%	101,791	66.3%
Operating expenses:
Research and development	21,019	11.6%	32,337	16.8%	26,421	17.2%
Clinical and regulatory affairs	12,952	7.1%	16,215	8.4%	15,418	10.0%
Marketing and sales	92,400	51.0%	107,759	55.9%	78,213	50.9%
General and administrative	35,301	19.5%	41,044	21.3%	29,581	19.3%
Restructuring costs	1,477	0.8%	11,093	5.7%	—	—%
Settlement costs	—	—%	4,650	2.4%	—	—%
Contract termination and business acquisition expenses	—	—%	5,768	3.0%	5,071	3.3%
Total operating expenses	163,149	90.1%	218,866	113.4%	154,704	100.7%
Loss from operations	(41,820)	(23.1)%	(95,074)	(49.3)%	(52,913)	(34.4)%
Total other income (expense)	(25,039)	(13.8)%	(59,105)	(30.6)%	(6,848)	(4.5)%
Net loss before income tax benefit	(66,859)	(36.9)%	(154,179)	(79.9)%	(59,761)	(38.9)%
Income tax benefit (expense)	459	0.3%	(498)	(0.3)%	9,337	6.1%
Net loss	$(66,400)	(36.7)%	$(154,677)	(80.2)%	$(50,424)	(32.8)%
Year Ended December 31, 2017 versus December 31, 2016
Revenue

	Year Ended December 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Revenue	$181,157	$192,925	$(11,768)	(6.1)%

US Sales. Net sales totaled $123.2 million for the year ended December 31, 2017, a 9% decrease from $136.1 million in the year ended December 31, 2016. This decrease was driven by AFX product due to slower than expected customer recapture and sales force attrition partially offset by strong sales growth for the Ovation System.

International Sales. Net sales of products in our international regions totaled $57.9 million for the year ended December 31, 2017, a 2% increase from $56.8 million in the year ended December 31, 2016. Both AFX and Ovation product lines posted strong growth which was offset by a decline in Nellix sales reflecting the refined IFU. Our international sales for the year ended December 31, 2017 included a favorable currency impact of approximately $0.4 million when compared to the net sales for the year ended December 31, 2016, which had a 0.8% favorable impact on growth rate representing constant currency increase of 1.2%.

Cost of Goods Sold, Gross Profit, and Gross Margin Percentage

	Year Ended December 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Cost of goods sold	$59,828	$69,133	$(9,305)	(13.5)%
Gross profit	121,329	123,792	(2,463)	(2.0)%
Gross margin percentage (gross profit as a percent of revenue)	67.0%	64.2%	2.8%
Gross margin for the year ended December 31, 2017 increased to 67.0% from 64.2% for the year ended December 31, 2016. The year ended December 31, 2016 included an $8.2 million impact of purchase price accounting for inventory acquired in the TriVascular merger. Excluding this impact, cost of goods sold decreased by $1.1 million in the year ended December 31, 2017 versus 2016. This decrease is driven by lower revenue.

Operating Expenses

	Year Ended December 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Research and development	$21,019	$32,337	$(11,318)	(35.0)%
Clinical and regulatory affairs	12,952	16,215	(3,263)	(20.1)%
Marketing and sales	92,400	107,759	(15,359)	(14.3)%
General and administrative	35,301	41,044	(5,743)	(14.0)%
Restructuring costs	1,477	11,093	(9,616)	(86.7)%
Settlement costs	—	4,650	(4,650)	(100.0)%
Contract termination and business acquisition expenses	—	5,768	(5,768)	(100.0)%
Research and development. The $11.3 million decrease in research and development expenses as compared to the prior year period was attributable to the timing of project spending and synergies related to the TriVascular merger.
Clinical and regulatory affairs. The $3.3 million decrease in clinical and regulatory affairs expenses as compared to the prior year period was due to synergies related to the TriVascular merger.
Marketing and sales. The $15.4 million decrease in marketing and sales expenses as compared to the prior year period was due to synergies related to the TriVascular merger.
General and administrative. The $5.7 million decrease in general and administrative expenses as compared to the prior year period was primarily attributable to a decrease in headcount related to synergies as a result of the TriVascular merger. The targeted reductions were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
Restructuring costs. The $9.6 million decrease in restructuring costs for the year ended December 31, 2017 was driven by fiscal year 2016 costs associated with TriVascular executive change in control agreements, and severance and retention bonuses resulting from the TriVascular merger.

Other income (expense), net

	Year Ended December 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(25,039)	$(59,105)	$34,066	(57.6)%
Other expense for the year ended December 31, 2017 consists mainly of interest expense of $22.1 million, loss on debt extinguishment of $6.5 million, favorable change in fair value of contingent consideration related to the Nellix acquisition of $2.9 million, and foreign currency gain of $0.7 million. Other expenses for the year ended December 31, 2016 included interest expense of $15.8 million, the change in fair value of derivative of $43.8 million, $2.1 million currency remeasurement loss and a non-cash benefit of $2.5 million related to the fair value of the Nellix contingent consideration.

Provision for Income Taxes

	Year Ended December 31,
	2017	2016	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$459	$(498)	$957	>100%
Our income tax benefit was $0.5 million and our effective tax rate was (0.7)% for the twelve months ended December 31, 2017 due to our tax positions in various jurisdictions and the impact of the Tax Reform Act. Our income tax expense was $0.5 million and our effective tax rate was (0.3)% for the twelve months ended December 31, 2016 due to our tax positions in various jurisdictions. During the twelve months ended December 31, 2017 and 2016, we had operating legal entities in the United States, Canada, Italy, New Zealand, Poland, Singapore, and the Netherlands (including registered sales branches in certain countries in Europe).

Year Ended December 31, 2016 versus December 31, 2015
Revenue

	Year Ended December 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Revenue	$192,925	$153,612	$39,313	25.6%

US Sales. Net sales totaled $136.1 million for the year ended December 31, 2016, a 27% increase from 107.2 million in the year ended December 31, 2015. This increase was driven by sales contributed from products acquired as part of the TriVascular merger offset by the impact of the AFX and AFX2 products hold in the quarter ended December 31, 2016.

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
Gross margin for the year ended December 31, 2016 decreased to 64.2% from 66.3% for the year ended December 31, 2015. The increase in cost of goods sold is largely due to the impact of purchase price accounting for inventory and intangible assets acquired in the TriVascular merger, as well as due to the increase in sales.

Operating Expenses

		Year Ended December 31,
		2016	2015	Variance	Percent Change
		(in thousands)
Research and development		$32,337	$26,421	$5,916	22.4%
Clinical and regulatory affairs		16,215	15,418	797	5.2%
Marketing and sales		107,759	78,213	29,546	37.8%
General and administrative		41,044	29,581	11,463	38.8%
Restructuring costs	1,477	11,093	—	11,093	100.0%
Settlement costs	—	4,650	—	4,650	100.0%
Contract termination and business acquisition expenses		5,768	5,071	697	13.7%
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

Other income (expense), net

	Year Ended December 31,
	2016	2015	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(59,105)	$(6,848)	(52,257)	>100%
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

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of December 31, 2017, 2016, and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands, except financial metrics data)
Cash and cash equivalents	$57,991	$26,120	$124,553
Marketable securities	$—	$20,988	$52,768
Accounts receivable, net	$32,294	$34,430	$28,531
Total current assets	$143,134	$129,845	$236,412
Total current liabilities	$60,630	$44,902	$50,855
Working capital surplus (a)	$82,504	$84,943	$185,557
Current ratio (b)	2.4	2.9	4.6
Days sales outstanding (“DSO”) (c)	68	67	67
Inventory turnover (d)	1.4	2.0	1.8
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

Year Ended December 31, 2017 versus December 31, 2016

Operating Activities
Cash used in operating activities was $38.5 million for the year ended December 31, 2017, as compared to cash used in operating activities of $74.8 million in the prior year period. For the twelve months ended December 31, 2017, the decrease in cash usage was primarily due to (i) the decreased net loss of $66.4 million, (ii) noncash stock-based compensation of $11.6 million, (iii) non-cash accretion of interest on convertible note of $10.2 million, (iv) depreciation and amortization of $9.1 million, (v) a decrease in accounts receivable and other receivables of $4.8 million, (vi) an increase in accrued expenses and other current liabilities of $4.4 million, (vii) an increase in accrued expenses and other current liabilities of $4.4 million and (viii) non-cash loss on debt extinguishment of $4.0 million. These decreases in cash usage were partially offset by a decrease in accrued payroll of $5.2 million, an increase in inventory expenditures of $3.0 million, a decrease in accounts payable of $1.8 million, and a decrease in prepaid expenses and other current assets of $1.0 million.
During the twelve months ended December 31, 2017 and 2016, our cash collections from customers totaled $186.8 million and $193.9 million, respectively, representing 103% and 101%, respectively, of reported revenue for the same periods.

Investing Activities
Cash provided by investing activities for the twelve months ended December 31, 2017 was $19.8 million, as compared to the cash used in investing activities of $28.5 million in the prior period. For the twelve months ended December 31, 2017, cash provided by investing activities consisted of $21.0 million from the proceeds from maturities of marketable securities, offset by $1.2 million used for machinery and equipment purchases. Cash used in investing activities for the twelve months ended December 31, 2016 was $28.5 million and consisted of $60.6 million used for the acquisition of TriVascular, $21.0 million used to purchase marketable securities and $2.8 million used for machinery and equipment purchases. This is offset by proceeds from the maturities of marketable securities of $55.9 million.

Financing Activities
Cash provided by financing activities was $49.7 million for the twelve months ended December 31, 2017, as compared to cash provided by financing activities of $5.3 million in the prior year period. For the twelve months ended December 31, 2017, cash provided by financing activities consisted of $120.0 million from the proceeds from issuance of debt, $3.1 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan; offset by $66.6 million used to repay debt and $6.8 million used to pay deferred financing costs. Cash provided by financing activities for the twelve months ended December 31, 2016 consisted of proceeds of $6.3 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan; offset by deferred financing costs of $0.9 million, and $0.1 million used to pay minimum tax withholdings on behalf of employees for restricted stock units vested during the period.

Year Ended December 31, 2016 versus December 31, 2015

Operating Activities
Cash used in operating activities was $74.8 million for the year ended December 31, 2016, as compared to cash used in operating activities of $31.1 million in the prior year period. The increase in cash usage was primarily due to (i) the increased net loss of $154.7 million, (ii) an increase in accounts receivable and other receivables of $2.9 million and (iii) a decrease in accounts payable of $5.2 million. These increases in cash usage were partially offset by non-cash stock-based compensation of $12.3 million, depreciation and amortization of $9.1 million, an increase in accrued payroll of $7.1 million, a decrease in inventory expenditures of $3.5 million, an increase in accrued expenses and other current liabilities of $2.9 million, non-cash accretion of interest on convertible note of $9.5 million, and change in fair value of derivative non-cash of $43.8 million.
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

Credit Arrangements
See Note 6 of the Notes to the Consolidated Financial Statements. As of December 31, 2017, the Company was not in compliance with the required minimum net revenue threshold set forth in the Credit Agreement. On January 5, 2018, the Company delivered a notice of termination to Deerfield for the Deerfield Revolver under the Credit and Security Agreement (the “Credit Agreement”), dated as of April 3, 2017. The termination of the Deerfield Revolver was effective on January 12, 2018 (the “Termination Date”) and required the Company to pay $1.3 million in termination fees.

Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials for our products. In addition, as a result of the completion of the merger with TriVascular, our future capital requirements are expected to increase.
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

We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the United States As of December 31, 2017, these subsidiaries hold an aggregate $7.3 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the United States However, in the event that we require additional funds in the United States and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
If we require additional financing in the future, it may not be available on commercially reasonable terms, or at all. Even if we are able to obtain financing, it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). If we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of December 31, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	2018	2019	2020	2021	2022	2023 and thereafter
Long-term debt obligations	$263,278	$18,278	$—	$125,000	$40,000	$40,000	$40,000
Interest on debt obligations	50,242	12,832	12,421	12,455	6,962	4,175	1,397
Operating lease obligations	36,265	3,450	3,567	3,735	3,692	3,800	18,021
Total	$349,785	$34,560	$15,988	$141,190	$50,654	$47,975	$59,418
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
As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
We do not believe that we currently have material exposure to interest rate or foreign currency transaction risks.
Interest Rate Risk and Market Risk. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high credit quality securities and by positioning our portfolio to appropriately respond to a significant reduction in the credit rating of any investment issuer or guarantor.
We were exposed to market risk for changes in interest rates on the MidCap Credit Facility. All outstanding amounts under the MidCap Credit Facility bore interest at a variable rate equal to LIBOR, plus 4.10%. On April 3, 2017, we replaced the MidCap Credit Facility with a new revolving line of credit with Deerfield ELGX Revolver, LLC (“Deerfield Revolver”), pursuant to which the Company may borrow up to the lesser of $50 million or its applicable borrowing base from time to time prior to March 31, 2020 (the “Revolver”) and paid $2.5 million in termination fees to MidCap. All outstanding principal under the Revolver bore interest at a rate equal to 3-month LIBOR (with a 1% floor) plus 4.60%. On January 5, 2018, the Company delivered a notice of termination to Deerfield, for the Deerfield Revolver under the Credit and Security Agreement (the “Credit Agreement”), dated as of April 3, 2017. The termination of the Credit Agreement was effective on January 12, 2018 (the “Termination Date”) following payment by the Company of approximately $1.3 million in termination fees and related fees and expenses. The Company decided to terminate the Credit Agreement after it determined that it had failed to satisfy the required minimum net revenue threshold set forth in the Credit Agreement for the twelve months ended December 31, 2017. There are no borrowings currently outstanding under the Credit Agreement.

Our 3.25% Senior Notes, 2.25% Senior Notes and Term Loan bear fixed interest rates, and therefore, would not be subject to interest rate risk. The capped call transactions are derivative instruments that qualify for classification within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting. The settlement amounts for the capped call transactions are each determined based upon the difference between a strike price and a traded price of our common stock.

Foreign Currency Transaction Risk. While a majority of our business is denominated in the United States dollar, a portion of our revenues and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.7 million of gain in 2017, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

Item 8.         Financial Statements and Selected Supplementary Data

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2017

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Endologix, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Endologix, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Irvine, California
March 13, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Endologix, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Endologix, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”), and our report dated March 13, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

March 13, 2018
Irvine, California

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$57,991	$26,120
Restricted cash	2,608	2,001
Marketable securities	—	20,988
Accounts receivable, net of allowance for doubtful accounts of $470 and $1,037, respectively	32,294	34,430
Other receivables	418	1,787
Inventories	45,153	41,160
Prepaid expenses and other current assets	4,670	3,359
Total current assets	$143,134	$129,845
Property and equipment, net	19,212	23,265
Goodwill	120,927	120,711
Intangibles, net	80,403	84,511
Deposits and other assets	1,371	1,352
Total assets	$365,047	$359,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,351	$13,237
Accrued payroll	15,054	19,997
Accrued expenses and other current liabilities	16,002	11,668
Current portion of debt	17,202	—
Revolving line of credit	21	—
Total current liabilities	$60,630	$44,902
Deferred income taxes	201	879
Deferred rent	7,724	7,949
Other liabilities	3,877	3,783
Contingently issuable common stock	9,300	12,200
Debt	208,253	177,178
Total liabilities	$289,985	$246,891
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 shares authorized. 83,855,824 and 82,986,244 shares issued, respectively. 83,643,585 and 82,774,005 shares outstanding, respectively.	84	83
Additional paid-in capital	594,586	567,765
Accumulated deficit	(520,001)	(453,601)
Treasury stock, at cost, 212,239 and 212,239 shares, respectively.	(2,942)	(2,942)
Accumulated other comprehensive income	3,335	1,488
Total stockholders’ equity	$75,062	$112,793
Total liabilities and stockholders’ equity	$365,047	$359,684
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$181,157	$192,925	$153,612
Cost of goods sold	59,828	69,133	51,821
Gross profit	121,329	123,792	101,791
Operating expenses:
Research and development	21,019	32,337	26,421
Clinical and regulatory affairs	12,952	16,215	15,418
Marketing and sales	92,400	107,759	78,213
General and administrative	35,301	41,044	29,581
Restructuring costs	1,477	11,093	—
Settlement costs	—	4,650	—
Contract termination and business acquisition expenses	—	5,768	5,071
Total operating expenses	163,149	218,866	154,704
Loss from operations	(41,820)	(95,074)	(52,913)
Other income (expense):
Interest income	83	228	175
Interest expense	(22,064)	(15,841)	(7,476)
Other income (expense), net	554	(2,161)	553
Change in fair value of contingent consideration related to acquisition	2,900	2,500	(100)
Loss on extinguishment of debt	(6,512)	—
Change in fair value of derivative liabilities	—	(43,831)	—
Total other income (expense)	(25,039)	(59,105)	(6,848)
Net loss before income tax benefit	(66,859)	(154,179)	(59,761)
Income tax benefit (expense)	459	(498)	9,337
Net loss	$(66,400)	$(154,677)	$(50,424)
Other comprehensive income (loss) foreign currency translation	1,847	978	(1,762)
Comprehensive loss	$(64,553)	$(153,699)	$(52,186)

Basic and diluted net loss per share	$(0.80)	$(1.91)	$(0.75)
Shares used in computing basic and diluted loss per share	83,325	80,976	67,671
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	$0.001 Par Value
Balance at December 31, 2014	67,322	$67	$372,639	$(248,500)	$(2,328)	$2,272	$124,150
Exercise of common stock options	397	1	2,870	—	—	—	2,871
Employee stock purchase plan	355	—	2,962	—	—	—	2,962
Treasury stock purchased	—	—	—	—	(481)	—	(481)
Stock compensation expense	—	—	6,266	—	—	—	6,266
Issuance of restricted stock	161	—	—	—	—	—	—
Restricted stock expense	—	—	2,843	—	—	—	2,843
Non-employee restricted stock expense	—	—	146	—	—	—	146
Equity conversion option	—	—	17,547	—	—	—	17,547
Debt issuance costs allocated to equity	—	—	(811)	—	—	—	(811)
Net loss	—	—	—	(50,424)	—	—	(50,424)
Other comprehensive loss	—		—	—	—	(1,762)	(1,762)
Balance at December 31, 2015	68,235	68	404,462	(298,924)	(2,809)	510	103,307
Exercise of common stock options	524	2	3,127	—	—	—	3,129
Employee stock purchase plan	394	—	3,216	—	—	—	3,216
Issuance of common stock	13,587	13	100,799	—	—	—	100,812
Treasury stock purchased	11	—	—	—	(133)	—	(133)
Stock compensation expense	—	—	8,541	—	—	—	8,541
Issuance of restricted stock	235	—	—	—	—	—	—
Restricted stock expense	—	—	3,715	—	—	—	3,715
Non-employee restricted stock expense	—	—	30	—	—	—	30
Equity conversion option	—	—	43,875	—	—	—	43,875
Net loss	—	—	—	(154,677)	—	—	(154,677)
Other comprehensive income	—	—	—	—	—	978	978
Balance at December 31, 2016	82,986	83	567,765	(453,601)	(2,942)	1,488	112,793
Exercise of common stock options	129	—	546	—	—	—	546
Employee stock purchase plan	446	1	2,518	—	—	—	2,519
Stock compensation expense	—	—	8,538	—	—	—	8,538
Issuance of restricted stock	294	—	—	—	—	—	—
Restricted stock expense	—	—	3,027	—	—	—	3,027
Non-employee restricted stock expense	—	—	79	—	—	—	79
Equity conversion option	—	—	(2,235)	—	—	—	(2,235)
Deerfield warrants	—	—	14,704	—	—	—	14,704
Debt issuance costs allocated to equity	—	—	(356)	—	—	—	(356)
Net loss	—	—	—	(66,400)	—	—	(66,400)
Other comprehensive loss	—	—	—	—	—	1,847	1,847
Balance at December 31, 2017	83,855	$84	$594,586	$(520,001)	$(2,942)	$3,335	$75,062
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(66,400)	$(154,677)	$(50,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(696)	—	(9,635)
Bad debt expense	(235)	916	107
Depreciation and amortization	9,111	9,149	5,886
Stock-based compensation	11,644	12,286	9,255
Change in fair value of derivative liabilities	—	43,831	—
Change in fair value of contingent consideration related to acquisition	(2,900)	(2,500)	100
Accretion of interest & amortization of deferred financing costs on convertible notes	10,165	9,539	4,842
Accretion on marketable securities	—	(87)	59
Non-cash loss on debt extinguishment	3,997	—	—
Loss on disposal of assets	—	123	58
Non-cash foreign exchange (gain) loss	(678)	2,112	(504)
Changes in operating assets and liabilities:
Restricted cash	(607)	(2,001)	—
Accounts receivable and other receivables	4,771	(2,911)	(3,193)
Inventories	(3,035)	3,540	3,528
Prepaid expenses and other current assets	(1,034)	1,070	167
Accounts payable	(1,826)	(5,152)	8,342
Accrued payroll	(5,176)	7,079	(75)
Accrued expenses and other current liabilities	4,374	2,875	395
Net cash used in operating activities	$(38,525)	$(74,808)	$(31,092)
Cash flows from investing activities:
Purchases of marketable securities	—	(20,976)	(82,646)
Maturity on marketable securities	21,000	55,850	89,690
Purchases of property and equipment	(1,170)	(2,796)	(4,191)
Acquisition of business, net of cash acquired of $24,012	—	(60,622)	—
Net cash provided by (used in) investing activities	$19,830	$(28,544)	$2,853
Cash flows from financing activities:
Net proceeds from revolving line of credit	21	—	—
Deferred financing costs	(6,755)	(918)	(3,617)
Proceeds from sale of common stock under employee stock purchase plan	2,519	3,216	2,962
Proceeds from exercise of stock options	546	3,129	2,871
Proceeds from issuance of debt	120,000	—	125,000
Repayment of debt	(66,613)	—	—
Minimum tax withholding paid on behalf of employees for restricted stock units	—	(133)	(481)
Net cash provided by financing activities	$49,718	$5,294	$126,735
Effect of exchange rate changes on cash and cash equivalents	848	(375)	(741)
Net increase (decrease) in cash and cash equivalents	31,871	(98,433)	97,755
Cash and cash equivalents, beginning of year	26,120	124,553	26,798
Cash and cash equivalents, end of year	$57,991	$26,120	$124,553
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,836	$6,262	$1,957
Cash paid for income taxes	681	208	124
Non-cash investing and financing activities:
Landlord funded leasehold improvements	$—	$—	$46
Fair value of warrants issued for business acquisition	—	44	—
Fair value of common stock issued for business acquisition	—	100,812	—
Acquisition of property and equipment included in accounts payable	—	—	155
Fair value of warrants issued in connection with the Facility Agreement	14,704	—	—
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

1. Description of Business, Basis of Presentation, and Operating Segment
(a)Description of Business
Endologix, Inc. (the “Company”) is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company’s products are intended for the treatment of abdominal aortic aneurysms (“AAA”). The Company’s AAA products are built on two platforms: (1) traditional minimally-invasive endovascular repair (“EVAR”) and (2) endovascular sealing (“EVAS”), the Company’s innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company’s current EVAR products include the Ovation® Abdominal Stent Graft System (“Ovation”), Endologix AFX Endovascular AAA System (“AFX”), the VELA™ Proximal Endograft System (“VELA”) and the Endologix IntuiTrak Endovascular AAA System (“IntuiTrak”). The Company’s current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). Sales of the Company’s EVAR and EVAS platforms (including extensions and accessories) to hospitals in the United States and Europe, and to third-party international distributors, provide the sole source of the Company’s reported revenue.

(b) Basis of Presentation
The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For years ended December 31, 2017, 2016, and 2015 there were no related party transactions.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for all entities in the first annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. We have adopted the guidance for the year ended December 31, 2016. The adoption of ASU 2014-15 did not impact our disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. We adopted this standard effective January 1, 2017. As a result, excess tax benefits are no longer recorded in additional paid-in capital and instead are applied against taxes payable or recognized in the consolidated statements of operations. In addition, our income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. We also determined that there were no significant changes to disclosure or financial statement presentation and changes in accounting for excess tax benefits and deficiencies were not material as a result of adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB agreed to a one-year deferral of the revenue recognition standard's effective date for all entities. The new revenue standard is effective for us on January 1, 2018. Early application is permitted, but not before the original effective date, which would have been January 1, 2017 for us. The new revenue standard permits the use of either the full retrospective or modified retrospective transition method; these methods may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.
Accordingly, in 2016, we established a cross-functional implementation team to analyze the impact of the new revenue standard. This preliminary analysis included the review of an initial sample of contracts, as well as reviewing current accounting policies and customary business practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. We currently expect revenue related to the completion of an EVAR or EVAS procedure in hospitals and shipments to distributors of our products, to remain substantially unchanged. As part of our review, we separated revenue streams into portfolios of contracts with similar characteristics and selected samples thereof, as we do not expect the financial statement effects to differ materially when applying this approach to individual contracts. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new revenue standard. We currently expect to adopt the new revenue standard in our first quarter of 2018 utilizing the modified retrospective adoption method. We continue to expect that the new revenue standard will not have a material impact on the amount and timing of revenue recognized in our consolidated financial statements; we also currently do not expect to have an adjustment to the opening balance of retained earnings under the modified retrospective adoption method in our first quarter of 2018 financial statements. We are also in the process of reviewing the expansion of our disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with our customers, as required by the new revenue standard. We are continuing to evaluate our impact and will continue to monitor any modifications or interpretations communicated by the FASB that may impact any of our final assessments.
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing, and sale of EVAR and EVAS products for the treatment of aortic disorders. For the year ended December 31, 2017, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the United States.

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
(ii) Marketable securities
At December 31, 2016, the Company’s investments included short-term marketable securities, which were classified as held-to-maturity investments as the Company had the positive intent and ability to hold the investments to maturity. These investments were therefore recorded on an amortized cost basis. Discounts or premiums were amortized to interest income using the interest method. Marketable securities are investments with original maturities of greater than 90 days. Management reviewed the Company’s investments as of December 31, 2016, and concluded that there were no securities with other than temporary impairments in the investment portfolio. The Company’s investments were matured during the year ended December 31, 2017 and at December 31, 2017, the Company had no marketable securities.
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
(iii) Inventories
The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory, or net realizable value for such inventory. Cost is determined on the first-in, first-out method. The Company regularly reviews inventory quantities in process and on hand, and when appropriate, records a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in business circumstances suggest the potential of an impairment. Under the FASB guidance, the evaluation of indefinite-lived intangible assets for impairment allows for a qualitative assessment to be performed, which is similar to the FASB guidance for evaluating goodwill for impairment. In performing these qualitative assessments, the Company considered relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, legal and regulatory factors and the Company's market capitalization. The Company completed its annual indefinite lived intangible asset impairment test as of June 30, 2017, with no resulting impairment.
The Company most recently completed its annual test for impairment of goodwill as of June 30, 2017, with no resulting impairment, as its market capitalization was in substantial excess of the value of its total stockholders' equity (the Company has one "reporting unit" for purposes of the goodwill impairment test).
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
(vii) Contingent Consideration for Business Acquisition
The Company's management determined the fair value of contingently issuable common stock on the Nellix acquisition date (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of this contingently issuable common stock are determined at each period end and are recorded in the other income (expense) section of the accompanying Consolidated Statements of Operations and Comprehensive Loss, and the current and non-current liabilities section of the accompanying Consolidated Balance Sheets.
(viii) Revenue Recognition

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
(x) Foreign Currency Transactions
The assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net, within the accompanying Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation adjustments between the respective entity's functional currency and the United States dollar are recorded to accumulated other comprehensive loss within the stockholders' equity section of the accompanying Consolidated Balance Sheets. There were no items reclassified out of accumulated other comprehensive loss and into net loss during the years ended December 31, 2017, 2016, and 2015. The only activity in the accumulated other comprehensive loss was related to foreign currency translation.
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
(xii) Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Because of the net losses during the years ended December 31, 2017, 2016, and 2015, options to purchase the common stock, restricted stock awards, and restricted stock units of the Company were excluded from the computation of net loss per share for these periods because the effect would have been antidilutive.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2017	2016
Production equipment, molds, and office furniture	$12,118	$11,714
Computer hardware and software	8,115	8,162
Leasehold improvements	15,499	15,495
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	743	839
Property and equipment, at cost	36,475	36,210
Accumulated depreciation	(17,263)	(12,945)
Property and equipment, net	$19,212	$23,265
Depreciation expense for property and equipment for the years ended December 31, 2017, 2016, and 2015 was $5.0 million, $5.3 million, and $4.6 million, respectively.

(b) Inventories
Inventories consisted of the following:

	December 31,
	2017	2016
Raw materials	$12,226	$13,133
Work-in-process	7,736	10,139
Finished goods	25,191	17,888
Inventories	$45,153	$41,160

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets, and related accumulated amortization:

	December 31,
	2017	2016
Goodwill	$120,927	$120,711

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development	11,200	11,200

Finite lived intangibles
Developed technology	$67,600	$67,600
Accumulated amortization	(7,167)	(3,810)
Developed technology, net	$60,433	$63,790

Customer relationship	$7,500	$7,500
Accumulated amortization	(1,438)	(687)
Customer relationship, net	$6,062	$6,813

Intangible assets (excluding goodwill), net	$80,403	$84,511
The change in the carrying amount of goodwill for the year ended December 31, 2017 is as follows (in thousands):

Balance at January 1, 2017	120,711
Foreign currency translation adjustment	216
Balance at December 31, 2017	$120,927
Amortization expense for intangible assets for the years ended December 31, 2017, 2016, and 2015 was $4.1 million, $3.8 million, and $1.3 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Amortization Expense
2018	$4,095
2019	4,300
2020	4,944
2021	7,020
2022	8,734
2023 and thereafter	37,402
Total	$66,495

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

At December 31, 2017, the Company had no marketable securities. There were no realized gains or losses on the investments for the year ended December 31, 2017.

(e) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2017
Cash and cash equivalents	$57,991	$—	$—	$57,991
Restricted cash	$2,608	$—	$—	$2,608
Contingently issuable common stock	$—	$—	$9,300	$9,300
At December 31, 2016
Cash and cash equivalents	$26,120	$—	$—	$26,120
Restricted cash	$2,001	$—	$—	$2,001
Contingently issuable common stock	$—	$—	$12,200	$12,200

There were no remeasurements to fair value during the years ended December 31, 2017 and 2016 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2, or Level 3 securities during the years ended December 31, 2017 and 2016.
(f) Instruments Not Recorded at Fair Value on a Recurring Basis
The Company measures the fair value of their Senior Notes carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our Senior Notes was $131.2 million as of December 31, 2017 and $187.6 million as of December 31, 2016.

The Company measures the fair value of its Term Loan carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Term Loan is determined by Level 3 inputs and is based primarily on unobservable inputs that are not corroborated by market data. The fair value of the Company's Term Loan was $101.9 million as of December 31, 2017.

Due to its short-term nature, the Company believes that the carrying value of its revolving line of credit approximated its fair value at December 31, 2017.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

The Company measures the fair value of our held-to-maturity marketable securities carried at amortized cost quarterly for disclosure purposes. The fair value of certain marketable securities is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar instruments.

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
The maximum number of shares of the Company's common stock available for issuance under the 2015 Plan is 9.8 million shares. As of December 31, 2017, 0.9 million shares were available for grant. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares. The stock issuable under the Plan shall be shares of authorized new unissued shares.
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

2017 Inducement Stock Incentive Plan
On October 27, 2017, the Board of Directors (the “Board”) of the Company adopted the 2017 Inducement Stock Incentive Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units. In accordance with Nasdaq Listing Rules, awards under the 2017 Inducement Plan may only be made to an employee who has not previously been an employee of the Company or a member of the Board, or an employee or member of the board of directors of any subsidiary of the Company, or following a bona fide period of non-employment with the Company or any subsidiary of the Company, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary of the Company and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
The Board has reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2017 Inducement Plan, and the 2017 Inducement Plan will be administered by the Compensation Committee of the Board. As of December 31, 2017, 1.7 million shares were available for grant.
Employee Stock Purchase Plan
Under the terms of the Company's Amended and Restated 2006 Employee Stock Purchase Plan, as amended (the "ESPP"), eligible employees can purchase common stock through payroll deductions. As of December 31, 2017, 1.0 million shares were available for grant. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period.
The table below summarizes the stock-based compensation recognized, common stock shares purchased by Company employees, and the average purchase price per share as part of the ESPP program during the years ended December 31, 2017, 2016, and 2015.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$850	$1,205	$921
Common stock shares purchased by Company employees	446,490	394,120	355,557
Average purchase price per share	$5.64	$8.17	$8.33
Stock Options and Restricted Stock
The Company values stock-based awards, including stock options and restricted stock, as of the date of grant (and is marked-to-market at each reporting period for unvested grants issued to non-employees).
The Company recognizes stock-based compensation expense (net of estimated forfeitures) using the straight-line method over the requisite or implicit service period, as applicable. Forfeitures of employee awards are estimated at the time of grant and the forfeiture assumption is periodically adjusted for actual employee vesting behavior. For purposes of this estimate, the Company has applied an estimated forfeiture rate of 11%, 11%, and 14% for the years ended December 31, 2017, 2016, and 2015, respectively.
Stock-Based Compensation Expense Summary
The Company classifies related compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss, based on the Company department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses for years ended December 31, 2017, 2016, and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$828	$944	$1,000
Operating expenses:
Research and development	1,259	1,528	1,005
Clinical and regulatory affairs	770	672	858
Marketing and sales	3,796	4,335	3,237
General and administrative	4,991	4,807	3,155
Total operating expenses	$10,816	$11,342	$8,255

Total	$11,644	$12,286	$9,255
In addition, the Company had $0.4 million, $0.5 million, and $0.6 million of stock-based compensation capitalized in inventory as of December 31, 2017, 2016, and 2015, respectively.

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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2017	2016	2015
Average expected option life (in years) (a)	5.6	5.5	5.5
Volatility (b)	51.3%	44.2%	43.3%
Risk-free interest rate (c)	1.9%	1.2%	1.6%
Dividend yield (d)	—	—	—
Weighted-average grant-date fair value per stock option	$2.51	$3.45	$6.37

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(a) Determined by the historical stock option exercise behavior of the Company's employees (maximum term is 10 years).
(b) Measured using daily price observations for a period equal to the stock options' expected terms.
(c) Based upon the United States Treasury yields in effect (for a period equaling the stock options' expected terms).
(d) The Company has never paid cash dividends on its common stock and does not expect to declare any cash dividends.
Stock Option Activity
Stock option activity during the year ended December 31, 2017 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value
Outstanding — January 1, 2017	8,673,215	9.22
Granted	5,370,408	5.44
Exercised	(129,478)	4.21		(a)	$226
Forfeited	(1,405,534)	8.20
Expired	(684,279)	11.38
Outstanding — December 31, 2017	11,824,332	$7.56	7.1	(b)	$4,570
Vested and Expected to Vest — December 31, 2017	10,629,743	7.67	6.9	(b)	$4,173
Vested — December 31, 2017	5,041,775	8.48	4.9	(b)	$2,530
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

For years ended December 31, 2017, 2016 and 2015 the total intrinsic value of options exercised was $0.2 million, $2.7 million and $3.2 million respectively. The Company recognized stock option expense of $7.7 million, $7.4 million and $5.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, there was $14.5 million of total unrecognized compensation expense related to granted, but unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

The following table summarizes information regarding outstanding stock option grants as of December 31, 2017:

			Outstanding			Exercisable
Range of Exercise Prices			Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.64	—	$4.42	2,390,446	5.6	$3.76	1,135,219	$3.27
4.49	—	6.62	3,626,065	8.6	5.72	691,585	5.72
6.66	—	7.53	2,865,141	7.6	7.39	1,298,962	7.40
7.57	—	15.51	2,373,560	5.9	12.22	1,543,700	12.52
15.53	—	17.58	569,120	6.3	16.58	372,309	16.53
$1.64	—	$17.58	11,824,332	7.1	$7.56	5,041,775	$8.48

Non-Employee - Stock Options
As of December 31, 2017, 2016, and 2015, a total of 1,500, 11,500, and 31,500 non-employee stock options, respectively, were outstanding and fully vested.
Restricted Stock Award Activity
The following table summarizes activity and related information for the Company's restricted stock awards:

	Number of Restricted Stock Awards(2)	Weighted Average Fair Value per Share at Grant Date	Grant Date Fair Value	Vest Date Fair Value(1)
Unvested as of December 31, 2016	1,310,019	$10.19
Granted	1,590,662	5.01	$7,969
Forfeited	(470,626)	9.74
Vested	(293,612)	11.39		$1,757
Unvested as of December 31, 2017	2,136,443	$6.27
(1) Represents the Company's stock price on the vesting date multiplied by the number of vested shares.
(2) Shares granted in 2017 include 513,011 performance stock units that have certain performance conditions required to be achieved to vest.

For years ended December 31, 2017, 2016 and 2015, the weighted average grant date fair value of shares granted was $5.01, $8.29, and $16.03, respectively.
For years ended December 31, 2017, 2016 and 2015, the total fair value of shares vested was $1.8 million, $2.6 million, and $2.2 million, respectively.
The Company recognized restricted stock expense of $3.0 million, $3.7 million, and $2.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $5.2 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 1.9 years.
Non-Employee Restricted Stock
During the years ended December 31, 2017, 2016, and 2015, $79 thousand, $30 thousand, and $0.1 million, respectively, was recorded as compensation expense for the change in the fair value of unvested non-employee restricted stock. There were no restricted stock units granted to non-employees during the year ended December 31, 2016.
As of December 31, 2017, 2016, and 2015, a total of 41,000, 41,000, and 72,000 shares of unvested restricted stock, respectively, issued to non-employees were outstanding.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Award Modifications
During 2017, there was an award modification affecting one employee. The employee was provided with twelve months of accelerated vesting for all awards outstanding which included stock options, restricted stock units, and four performance stock units. The total incremental stock compensation expense recognized for the years ended 2017, 2016 and 2015 related to awards modifications was $286,000, $273,000 and $46,000, respectively.

5. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Net loss	$(66,400)	$(154,677)	$(50,424)
Shares used in computing basic and diluted net loss per share	83,325	80,976	67,671
Basic and diluted net loss per share	$(0.80)	$(1.91)	$(0.75)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive due to the net losses during the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Common stock options	520	1,248	1,651
Restricted stock awards	119	129	133
Restricted stock units	250	370	230
Total	889	1,747	2,014

Conversion of Senior Notes

As discussed in Note 6, in December 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2018 (the “2.25% Senior Notes”) in an underwritten public offering. In October 2015, the Company also issued $125.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) in an underwritten public offering. Upon any conversion, the 2.25% Senior Notes and/or 3.25% Senior Notes, (collectively the "Senior Notes") may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive.

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

The potential dilutive effect of these securities is shown in the chart below:

	Year Ended December 31,
	2017	2016	2015
Conversion of the Senior Notes	11,939	14,767	14,767
Deerfield Warrants	6,470	—	—

The effect of the contingently issuable common stock is excluded from the calculation of basic loss per share until all necessary conditions for issuance have been satisfied. Refer to Note 9 of the Notes to the Consolidated Financial Statements for further discussion.

6. Credit Facilities
2.25% Convertible Senior Notes
On December 10, 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% Senior Notes. The 2.25% Senior Notes mature on December 15, 2018 unless earlier repurchased by the Company or converted. The Company received net proceeds from the sale of the 2.25% Senior Notes of approximately $82.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the 2.25% Senior Notes on June 15 and December 15 of each year, beginning June 15, 2014.
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
On April 3, 2017, the Company entered into the Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan to the Company up to $120 million, subject to the terms and conditions set forth in the Facility Agreement. The Company used a portion of the proceeds from the Term Loan to repurchase $68 million aggregate principal amount of outstanding 2.25% Senior Notes, plus the accrued but unpaid interest thereon, from the holders thereof in privately negotiated transactions. Refer to the section entitled Deerfield Facility Agreement below for further discussion. The embedded conversion option of the 2.25% Senior Notes, which was originally recorded in additional paid-in capital, was reduced by $2.2 million. Additionally, $3.2 million related to the reduction of outstanding principal related to the 2.25% Senior Notes was charged to loss on debt extinguishment on the Company’s Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2017, the Company had outstanding borrowings of $17.4 million, and deferred financing costs of $0.2 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $1.1 million to $1.5 million through maturity.
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
As of December 31, 2017, the Company had outstanding borrowings of $108.1 million, and deferred financing costs of $1.8 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
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
Bank of America Line of Credit
On July 21, 2015, the Company entered into a revolving credit facility with Bank of America, N.A. (“BOA”), whereby the Company could borrow up to $20.0 million (the “BOA Credit Facility”). All amounts owing under the BOA Credit Facility would become due and payable upon its expiration on July 21, 2017. A sub-feature in the line of credit allowed for the issuance of up to $10.0 million in letters of credit. The BOA Credit Facility was collateralized by all of the Company's assets, except its intellectual property. The BOA Credit Facility could be terminated at any time during the two year term by the Company upon three business days’ notice. The BOA Credit Facility usage was priced at a spread over the one-, two-, three- and six-month LIBOR rates, and was subject to a covenant related to timely providing publicly reported information and a liquidity covenant tied to Unencumbered Liquid Assets ("ULA") of not less than $30.0 million. If not in default, the Company had the ability to reduce the ULA covenant requirement by reducing the BOA Credit Facility, with the ULA maintained at 1.5 times the BOA Credit Facility.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

The Company terminated the BOA Credit Facility on July 29, 2016 concurrent with its entry into a credit and security agreement with MidCap.
MidCap Credit Facility
On July 29, 2016, the Company entered into a credit and security agreement with MidCap Financial Trust ("MidCap"), as agent for the lenders party thereto and as a lender, whereby the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base of asset-based revolving loans (the “MidCap Credit Facility”). All amounts owing under the MidCap Credit Facility shall accrue interest at a rate equal to the LIBOR Rate plus four and one tenth percent (4.10%). For purposes of the MidCap Credit Facility, LIBOR Rate means a per annum rate of interest equal to the greater of (a) one half of one percent (0.50%) and (b) the rate determined by MidCap by dividing (i) the Base LIBOR Rate, meaning the base London interbank offer rate for the applicable interest period, by (ii) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement then imposed under Regulation D of the Board of Governors of the Federal Reserve System for Eurocurrency Liabilities (as defined therein).

The MidCap Credit Facility was secured by substantially all of the Company's assets, excluding its intellectual property (“Collateral”), and placed customary limitations on indebtedness, liens, distributions, acquisitions, investments, and other activities of the Company in a manner designed to protect the Collateral.

Deferred financing costs directly related to the MidCap Credit Facility such as legal, origination, and professional services fees totaled $0.9 million. In conjunction with the Company’s adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” during the first quarter of 2016, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, $0.9 million attributable to the MidCap Credit Facility was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the MidCap Credit Facility. The MidCap Credit Facility also contained a lockbox arrangement clause requiring the Company to maintain a lockbox bank account in favor of the MidCap Credit Facility; Company cash receipts remitted to the lockbox bank account were swept on a regular basis to reduce outstanding borrowings related to the MidCap Credit Facility.

In conjunction with the Company’s termination of the BOA Credit Facility and concurrent entry into a credit and security agreement with MidCap in July 2016, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Consolidated Balance Sheets.

On April 3, 2017, the Company replaced the MidCap Credit Facility with a new revolving line of credit with Deerfield ELGX Revolver, LLC. As a result, the Company wrote off approximately $0.8 million in deferred financing costs and was required to pay a $2.5 million termination fee to Midcap; the foregoing were charged to loss on debt extinguishment on the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Deerfield Facility Agreement
On April 3, 2017 (“the Agreement Date”), the Company entered into a Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million, subject to the terms and conditions set forth in the Facility Agreement (the “Term Loan”). The Company drew the entire principal amount of the Term Loan on the Agreement Date. The Company agreed to pay Deerfield a yield enhancement fee equal to 2.25% of the principal amount of the funds disbursed on the Agreement Date. The Company also agreed to reimburse Deerfield for all reasonable out-of-pocket expenses incurred by Deerfield in connection with the negotiation and documentation of the Facility Agreement up to a capped amount. Accordingly, deferred financing costs of $5.1 million was recorded on the Company’s Consolidated Balance Sheets as a direct reduction of the Term Loan, to be subsequently amortized as interest expense over the effective period of the Term Loan. Concurrently with entering into the Facility Agreement, the Company entered into a Guaranty and Security Agreement with Deerfield (the “Security Agreement”), pursuant to which, as security for the repayment of the Company’s obligations under the Facility Agreement, the Company granted to Deerfield a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Facility Agreement.

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

As of December 31, 2017, the Company had outstanding borrowings of $106.5 million, and deferred financing costs of $4.5 million, related to the Term Loan. Annual interest expense on these notes will range from $1.5 million to $12.7 million through maturity.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Registration Rights Agreement
In connection with the Term Loan and the issuance of the Warrants, the Company entered into a Registration Rights Agreement with Deerfield (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-3 with the SEC on or prior to the 30th day following the Agreement Date, to register for resale the shares of common stock of the Company issuable upon the exercise of the Warrants. The registration statement was filed on Form S-3 on May 2, 2017.
Credit and Security Agreement
On April 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Deerfield ELGX Revolver, LLC (“Deerfield Revolver”), pursuant to which the Company could borrow up to the lesser of $50 million or its applicable borrowing base from time to time prior to March 31, 2020 (the “Revolver”). Any outstanding principal under the Revolver will accrue interest at a rate equal to 3-month LIBOR (with a 1% floor) plus 4.60%, payable monthly in arrears on the first business day of the immediately succeeding calendar month and on the maturity date. The Company is subject to other fees in addition to interest on the outstanding principal amount under the Revolver, including in connection with an early termination of the Revolver.

As described above, the Revolver replaces the Company’s $50.0 million asset-based revolving line of credit with MidCap Financial Trust. In conjunction with the Company’s adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” during the first quarter of 2016, the Company also adopted an update thereof or ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” As a result, the Company recorded $1.2 million in deferred financing costs related to the Revolver and presents these costs as a deferred asset, to be subsequently amortized as interest expense over the term of the Revolver, on the Company’s Consolidated Balance Sheets. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Term Loan. As of December 31, 2017, the Company had outstanding borrowings of $21 thousand under, and deferred financing costs of $1.0 million related to, the Revolver.

In conjunction with the Company’s entry into the Credit Agreement, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Consolidated Balance Sheets.

As of December 31, 2017, the Company was not in compliance with the required minimum net revenue threshold set forth in the Credit Agreement. On January 5, 2018, the Company delivered a notice of termination to Deerfield for the Deerfield Revolver under the Credit and Security Agreement (the “Credit Agreement”), dated as of April 3, 2017. The termination of the Deerfield Revolver was effective on January 12, 2018 (the “Termination Date”) and required the Company to pay $1.3 million in termination fees.

7. Revenue by Geographic Region
The Company's revenue by geographic region was as follows:

	Year Ended December 31,
	2017		2016		2015
United States	$123,209	68.0%	$136,111	70.6%	$107,228	69.8%
Total International	57,948	32.0%	56,814	29.4%	46,384	30.2%
Revenue	$181,157	100%	$192,925	100%	$153,612	100%
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
Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of December 31, 2017:

2018	$3,450
2019	3,567
2020	3,735
2021	3,692
2022	3,800
2023 and thereafter	18,021
Total	$36,265
Facilities rent expense in 2017, 2016 and 2015 was $3.4 million, $3.3 million, and $2.3 million, respectively.
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
In conjunction with the TriVascular merger, the Company assumed the lease for TriVascular's facility in Santa Rosa, California. The facility is being used for manufacturing, research & development, and administrative purposes and consists of 110,000 square feet under an operating lease scheduled to expire in February 2023, which may be renewed for an additional five years.
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
(c) Legal Matters
We are from time to time involved in various claims and legal proceedings of a nature we believe is normal and incidental to a medical device business. These matters may include product liability, intellectual property, employment, and other general claims. Such cases and claims may raise complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.
LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC (“LifePort”) filed a complaint against the Company in the United States District Court, District of Delaware, alleging that certain of the Company's products infringe United States Patent Nos. 5,489,295, 5,676,696, 5,993,481, 6,117,167, 6,302,906, and 8,192,482, which were alleged to be owned by LifePort. On March 17, 2016, the Company entered into a Settlement and Patent License Agreement with LifePort (the “Settlement Agreement”) whereby LifePort granted the Company license rights to patents in exchange for a settlement of $4.7 million. The Settlement

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

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

Steven M. Ortiz v. Endologix, Inc.

On September 9, 2016, former employee Steven M. Ortiz filed a class action lawsuit against the Company in Orange County Superior Court, claiming the Company’s failure to pay all overtime wages owing; failure to provide meal periods and failure to pay meal period premiums; failure to pay all wages owed at time of termination seeking waiting time penalties under Labor Code section 203; failure to provide accurate wage statements; and violations of Business and Professions Code section 17200 and alleging claims for penalties under the Private Attorneys General Act of 2004.  While the Company contests the allegations asserted in the litigation, a mediation was held on February 24, 2017 at which time the parties agreed to settle the case for $750,000.  The court has given final approval to the settlement agreement and the settlement funds have been deposited with the class administrator.  It is anticipated that the court will enter final judgment in this case in March 2018, which will officially conclude this litigation.

Stockholder Securities Litigation

In January 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to U.S. Food and Drug Administration Premarket Approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint. The Company believes these lawsuits are without merit and intends to defend itself vigorously.

Stockholder Derivative Litigation

Four shareholders have filed derivative lawsuits on behalf of Endologix, the nominal plaintiff, based on allegations substantially similar to those alleged by lead plaintiff in Nguyen. Those actions consist of: Sindlinger v. McDermott et al., Case No. BC662280 (Los Angeles Superior Court); Abraham v. McDermott et al., Case No. 30-2018-00968971-CU-BT-CSC (Orange County Superior Court); and Green v. McDermott et al., Case No. 8:17-cv-01155-AB (PLAx), which has been consolidated with Cocco v. McDermott et al., Case No. 8:17-cv-01183-AB (PLAx) (C.D. Cal.). The Company believes these lawsuits are without merit and intends to defend itself vigorously.

SEC Investigation

In July 2017, the Company learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its FDA pre-market approval.  The Company is fully cooperating with the investigation, but cannot predict its outcome or the timing of the investigation’s conclusion.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(d) Contract Termination
In the year ended December 31, 2016, the Company sent notices of termination to certain of its distributors providing for the termination of the respective distribution agreements. In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expensed distributor termination costs in the period in which the written notification of termination occurred. As a result, the Company incurred termination costs of $2.5 million for the year ended December 31, 2016. Such termination costs were included in contract termination and business acquisition expenses for the year ended December 31, 2016.

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

At December 31, 2017, the Company's stock price closed at $5.35 per share. Thus, had the PMA Milestone been achieved on December 31, 2017, the Contingent Payment would have comprised 2.9 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $4.50), representing a value of $15.2 million.
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

The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the "earn-out period," as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized within other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

Fair Value of Contingently Issuable Common Stock
December 31, 2016	$12,200
Fair value adjustment of Contingent Payment for year ended December 31, 2017	(2,900)
December 31, 2017	$9,300

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

As of December 31, 2017, $9.3 million was presented in non-current liabilities due to the expected achievement of the PMA milestone in the fourth quarter of 2020.

10. Income Tax Expense

Net loss before income tax benefit attributable to United States and international operations, consists of the following:

	Year Ended December 31,
	2017	2016	2015
United States	$(56,178)	$(135,925)	$(44,114)
Foreign	(10,681)	(18,254)	(15,647)
Net loss before income tax	$(66,859)	$(154,179)	$(59,761)

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(102)	$(50)	$50
State	102	90	100
Foreign	237	458	148
Total current	$237	$498	$298
Deferred:
Federal	$(699)	$—	$(8,621)
State	—	—	(1,008)
Foreign	3	—	(6)
Total deferred	$(696)	$—	$(9,635)
Total:
Federal	$(801)	$(50)	$(8,571)
State	102	90	(908)
Foreign	240	458	142
Income tax expense (benefit)	$(459)	$498	$(9,337)

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Income tax benefit was computed by applying the United States federal statutory rate of 34% to net loss before taxes as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax benefit at federal statutory rate	$(22,732)	$(52,418)	$(20,315)
State income tax benefit, net of federal benefit	(1,114)	(2,323)	(937)
Meals and entertainment	454	445	328
Research and development credits	(913)	(2,041)	(1,756)
Stock-based compensation	3,203	2,604	1,633
Derivative loss	—	14,903	—
Contingent consideration	(986)	(850)	34
Foreign tax rate differential	692	1,394	1,013
Net change in valuation allowance	(24,976)	35,678	10,052
Return to provision true-up	5,719	1,981	583
Unrecognized tax benefits	457	971	928
Federal tax rate change	39,807	—	—
Other, net	(70)	154	(900)
Income tax benefit	$(459)	$498	$(9,337)

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$101,423	$124,881
Accrued expenses	5,617	6,582
Tax credits	11,826	11,314
Bad debt	78	91
Inventory	2,160	4,424
Capitalized research and development	16,079	21,374
Deferred compensation	2,535	3,596
Other	1,099	964
Deferred tax asset	140,817	173,226
Valuation allowance	(118,551)	(133,784)
Total deferred tax assets	22,266	39,442
Deferred tax liabilities:
Developed technology and trademark	(9,033)	(14,218)
Trademarks and tradenames	(733)	(1,027)
Depreciation and amortization	(8,961)	(15,316)
Convertible debt	(3,740)	(9,760)
Other	—	—
Total deferred tax liabilities	(22,467)	(40,321)
Net deferred tax liability	$(201)	$(879)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintains a valuation allowance of $118.6 million against a substantial portion of its deferred tax assets as of December 31, 2017. For the year ended December 31, 2017, the total change in valuation allowance was $(15.2) million, of which $(25.0) million was recorded as a tax benefit through the income statement and $9.8 million was recorded to equity mainly in connection with the Company's adoption of ASU 2016-09. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $314.0 million and $173.0 million, respectively.
Federal and state net operating loss carryforwards began expiring in 2017 and will continue to expire through 2037. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development credits for federal and state income tax purposes of approximately $9.4 million and $14.3 million, respectively, which will begin to expire in 2020. The California research and development credits do not expire.
Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire.
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
The Company completed an analysis under IRC Sections 382 and 383 to determine if the acquired TriVascular Technologies, Inc.'s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company concluded that TriVascular Technologies, Inc. had an ownership change as of February 3, 2016. As a result of the ownership change, the Company reduced the acquired federal and state net operating loss carryforwards by $230.3 million and $209.4 million, respectively, and federal research and development credits by $3.1 million.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance at January 1, 2017	$11,754	$8,928
Additions for tax positions related to prior periods	—	1,654
Decreases related to prior year tax positions	(160)	(95)
Lapse of statute of limitations	—	—
Additions for tax positions related to current period	613	1,267
Balance at December 31, 2017	$12,207	$11,754
Our unrecognized gross tax benefits presented above would not reduce our annual effective tax rate if recognized because we have recorded a full valuation allowance on the deferred tax assets. We do not foresee any material changes to our gross unrecognized tax benefit within the next twelve months. We recognize interests and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2017.
The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided on such undistributed earnings. As of December 31, 2017, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $0.1 million. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, net operating losses and unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

In general, the Company is no longer subject to United States federal, state, local, or foreign examinations by taxing authorities for years before 2013, however, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination.
For the twelve months ended December 31, 2017, our provision for income taxes was $0.5 million benefit and our effective tax rate was (0.69%) for the year ended December 31, 2017. During the twelve months ended December 31, 2017, we had operating legal entities in the United States, Italy, New Zealand, Singapore, Poland, Germany, Switzerland, Korea and the Netherlands (plus registered sales branches of our Dutch entity in certain countries in Europe).
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $0.4 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017.
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company does not have undistributed foreign E&P subject to the deemed mandatory repatriation and therefore has not recognized income tax expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets beginning in 2018. The Company does not believe that it will be subject to excess tax at this time under this new provision. In the event the Company becomes subject to this provision, it will elect to either account for the additional tax in the period in which it is incurred or to account for it through deferred taxes. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

11. Quarterly Results of Operations (Unaudited)

Three Months Ended:	Revenue	Gross Profit	Operating expenses	Net loss	Basic and Diluted loss per share
December 31, 2017	$44,003	$31,356	$40,261	$(14,521)	$(0.17)
September 30, 2017	45,986	29,107	38,454	(14,273)	(0.17)
June 30, 2017	48,556	32,224	40,130	(16,292)	(0.20)
March 31, 2017	42,612	28,642	44,304	(21,314)	(0.26)
Three Months Ended:
December 31, 2016	$47,463	$29,461	$51,669	$(24,924)	$(0.30)
September 30, 2016	52,122	36,931	48,165	(15,245)	(0.18)
June 30, 2016	50,974	29,459	52,687	(66,837)	(0.81)
March 31, 2016	42,366	27,941	66,345	(47,671)	(0.62)

12. Restructuring Charges

In the years ended December 31, 2017 and 2016, the Company recorded $1.5 million and $11.1 million, respectively in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and to drive growth.

The Company expects to incur a total of $12.6 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of December 31, 2017.

The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the year ended December 31, 2017:

One-time Termination Benefits
Accrual balance as of December 31, 2016	$2,754
Restructuring charges	1,477
Utilization	(3,223)
Accrual balance as of December 31, 2017	$1,008

The accrual balance as of December 31, 2017 is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

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
During the year ended December 31, 2016, the Company revised the opening net assets acquired and goodwill by $27.1 million, which was comprised of the following: an increase in inventories of $0.2 million; an increase in prepaid expenses and other current assets of $0.1 million; an increase in accounts receivable of $0.2 million; and an increase in accrued liabilities and other of $0.6 million as a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets by decreasing them $27.0 million as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. During the three months ended June 30, 2016, the Company recorded an adjustment to the amortization of intangible assets of $0.3 million, comprising of a $0.2 million and $49 thousand decrease within cost of goods sold and marketing and sales expense, respectively, in the Consolidated Statement of Operations and Comprehensive Loss, that would have been recorded during the three months ended March 31, 2016, if the adjustment to the intangible assets had been recognized as of the date of the Merger.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

Trade payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $5.8 million and the Company's best estimate of a nominal amount of contractual cash flows not expected to be collected at the acquisition date.
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
Pro Forma Combined Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the TriVascular merger had been completed as of January 1, 2015. Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the merger. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset, and to eliminate interest expense related to legacy TriVascular's former loans, which was repaid upon completion of the TriVascular merger. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2015 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Twelve Months Ended
	December 31,
	2016	2015
Combined net sales	$195,596	$195,605
Combined net loss from continuing operations	(150,054)	(113,534)
Combined basic and diluted net loss per share	$(1.82)	$(1.40)

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)

14. Subsequent Event

Transition of Chief Executive Officer

On February 21, 2018, the Company announced that Mr. John McDermott, its Chief Executive Officer, will step down effective as of a date no later than June 30, 2018. The Company currently anticipates that Mr. Dermott will continue to serve as the Company’s Chief Executive Officer through the completion of the recruitment and transition process to a new Chief Executive Officer and will remain available to the Company as necessary to facilitate a smooth leadership transition. The Board of Directors has commenced a search for a new Chief Executive Officer to replace Mr. Dermott.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A        CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all material misstatements. In addition, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the report entitled Internal Control-Integrated Framework (2013). Based on its assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in its report, which is included herein.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 14, 2018.

Item 11.	Executive Compensation
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 14, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 14, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 14, 2018.

Item 14.	Principal Accountant Fees and Services
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 14, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)      Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Notes to the Consolidated Financial Statements
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016, and 2015. All other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015

Column A	Column B	Column C		Column D	Column E
		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended December 31, 2017
Allowance for doubtful accounts	$1,037	$(235)	$—	$(332)	$470
Year ended December 31, 2016
Allowance for doubtful accounts	$226	$916	$—	$(105)	$1,037
Year ended December 31, 2015
Allowance for doubtful accounts	$185	$107	$—	$(66)	$226

(1)	Deductions represent the actual write-off of accounts receivable balances.

(b)     Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report on Form 10-K. For exhibits that we previously filed with SEC, we incorporate those exhibits herein by reference. The exhibit table below includes the form type and filing date of the previous filing, the original exhibit number in the previous filing which is being incorporated by reference herein, and a hyperlink thereto.

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

2.2
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
4.7
Form of Warrant to Purchase Common Stock of Endologix, Inc., issued to Deerfield Private Design Fund IV, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., and Deerfield Private Design Fund III, L.P., together with a schedule of holders and amounts (issued April 3, 2017) (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 5, 2017).

4.8
Registration Rights Agreement, dated April 3, 2017, by and among Endologix, Inc., Deerfield Private Design Fund IV, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., and Deerfield Private Design Fund III, L.P. (Incorporated by reference to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 5, 2017).

10.1	(1)	1997 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-42161, filed on December 12, 1997).
10.2	(1)	1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Registration Statement on Form S-8, No. 333-122491, filed on February 2, 2005).
10.3	(1)	2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on May 24, 2013).
10.3.1	(1)
Form of Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 9, 2006).

10.3.2	(1)
Form of Restricted Stock Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 9, 2006).

10.3.3	(1)
Form of Employee Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 1, 2012).

10.3.4	(1)
Form of Director Restricted Stock Unit Award Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 1, 2012).

10.4	(1)	Amended and Restated 2006 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 7, 2016).
10.5	(1)	2015 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 2, 2017).
10.5.1	(1)	Form of Stock Option Agreement under 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 1, 2015).
10.5.2	(1)
Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on June 1, 2015).

10.6	(1)	2017 Inducement Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on October 30, 2017).
10.7	(1)
Employment Agreement, dated February 1, 2014, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.18 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.7.1	(1)
Severance Agreement and General Release, dated February 21, 2018, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 21, 2018).

10.8	(1)
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

10.9.1	(1)(2)
Separation Agreement and General Release, dated December 15, 2017, by and between Endologix, Inc. and Robert D. Mitchell, including the Agreement for Independent Contractor Services attached as Exhibit A thereto.

10.9.2	(1)(2)	Second Amendment to Restricted Stock Award Agreement, dated December 15, 2017, by and between Endologix, Inc. and Robert D. Mitchell.
10.10	(1)
Employment Agreement, dated as of February 3, 2016, by and between Endologix, Inc. and Michael Chobotov, Ph.D. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on May 5, 2017).

10.11	(1)
Employment Agreement, dated as of February 3, 2016, by and between Endologix, Inc. and Shari O’Quinn (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on May 5, 2017).

10.12	(1)
Form of Indemnification Agreement entered into with Endologix, Inc. officers and directors (Incorporated by reference to Exhibit 10.23 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 3, 2014).

10.13	(1)
Employment Agreement, dated as of October 30, 2017, by and between Endologix, Inc. and John Onopchenko (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 7, 2017).

10.14
Standard Industrial/Commercial Single-Tenant Lease - Net, dated November 2, 2004, by and between Endologix, Inc. and Del Monico Investments, Inc. (Incorporated by reference to Exhibit 10.46 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 24, 2004).

10.14.1
Addendum No. 2 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.14.2
Addendum No. 3 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.17.2 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.14.3
Addendum No. 4 to Standard Industrial/Commercial Single-Tenant Lease - Net, by and between Endologix, Inc. and Del Monico Investments, Inc., dated June 9, 2009 (Incorporated by reference to Exhibit 10.17.3 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 2, 2015).

10.15
Standard Industrial/Commercial Multi -Tenant Lease - Net, by and between Endologix, Inc. and Four-In-One Associates, dated August 28, 2009 (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 2, 2009).

10.15.1
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

10.17	†
Cross License Agreement dated as of October 26, 2011, by and between Endologix, Inc. and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.19 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 6, 2012).

10.18	†
Settlement Agreement, dated October 16, 2012 by and among Endologix, Inc., Cook Incorporated, Cook Group and Cook Medical, Inc. (Incorporated by reference to Exhibit 10.22 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed with on March 14, 2013).

10.19
Base Capped Call Confirmation, dated December 4, 2013, between Endologix, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 6, 2013).

10.20
Additional Capped Call Confirmation, dated December 5, 2013, between Endologix, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on December 6, 2013).

10.21
Facility Agreement, dated April 3, 2017, by and among Endologix, Inc., certain subsidiaries of Endologix, Inc., Deerfield Private Design Fund IV, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., and Deerfield Private Design Fund III, L.P. (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 5, 2017).

10.22
Credit and Security Agreement, dated April 3, 2017, by and among Endologix, Inc., certain subsidiaries of Endologix, Inc. and Deerfield ELGX Revolver, LLC. (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 5, 2017).

10.23	(2)	Lease Agreement, dated June 16, 2005, by and among TriVascular, Inc., Carmel River, LLC, Carlsen Investments, LLC, and Rieger Investments, LLC.
10.23.1	(2)
Consent, Assignment, First Amendment to Lease and Non-Disturbance Agreement, dated March 28, 2008, by and among Boston Scientific Santa Rosa Corp., Carmel River, LLC, Carlsen Investments, LLC, Rieger Investments, LLC, and Boston Scientific Corporation.

10.23.2	(2)	Second Amendment to Lease, dated December 6, 2011, by and among TriVascular, Inc., Sonoma Airport Properties LLC and Boston Scientific Corporation.
10.23.3
Third Amendment to Lease, by and between TriVascular, Inc. and Sonoma Airport Properties LLC, dated July 3, 2017 (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on August 4, 2017).

12.1	(2)	Computation of Ratio of Earnings to Fixed Charges.
14
Code of Ethics for Chief Executive Officer and Principal Financial Officers (Incorporated by reference to Exhibit 14 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 26, 2004).

21.1	(2)	List of Subsidiaries.
23.1	(2)	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
24.1	(2)	Power of Attorney (included on signature page hereto).
31.1	(2)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	(2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	(2)(3)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	(2)(3)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	(2)	XBRL Instance Document
101.SCH	(2)	XBRL Taxonomy Extension Schema Document
101.CAL	(2)	XBRL Taxonomy Extension Calculation Link Base Document
101.DEF	(2)	XBRL Taxonomy Extension Definition Link Base Document
101.LAB	(2)	XBRL Taxonomy Extension Label Link Base Document
101.PRE	(2)	XBRL Taxonomy Extension Presentation Link Base Document
________________________

†
Portions of this exhibit are omitted and were filed separately with the SEC pursuant to Endologix Inc.'s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	These exhibits are identified as management contracts or compensatory plans or arrangements of the registrant pursuant to Item 15(a)(3) of Form 10-K.

(2)	Filed herewith.

(3)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16.	Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOLOGIX, INC.

By:	/S/ JOHN MCDERMOTT
John McDermott Chief Executive Officer (Principal Executive Officer)
Date: March 13, 2018

POWER OF ATTORNEY
We, the undersigned directors and officers of Endologix, Inc., do hereby constitute and appoint Vaseem Mahboob and Jeremy Hayden, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN McDERMOTT	Chief Executive Officer	March 13, 2018
(John McDermott)	(Principal Executive Officer)

/s/ VASEEM MAHBOOB	Chief Financial Officer	March 13, 2018
(Vaseem Mahboob )	(Principal Financial and Accounting Officer)

/s/ DAN LEMAITRE	Chairman of the Board	March 13, 2018
(Dan Lemaitre)

/s/ THOMAS F. ZENTY III	Director	March 13, 2018
(Thomas F. Zenty III)

/s/ THOMAS C. WILDER	Director	March 13, 2018
(Thomas C. Wilder)

/s/ GUIDO J. NEELS	Director	March 13, 2018
(Guido J. Neels)

/s/ GREGORY D. WALLER	Director	March 13, 2018
(Gregory D. Waller)

/s/ LESLIE V. NORWALK	Director	March 13, 2018
(Leslie V. Norwalk)

/s/ CHRISTOPHER G. CHAVEZ	Director	March 13, 2018
(Christopher G. Chavez)