Form 10-Q
period 2018-03-31
ENDOLOGIX INC /DE/
filed 2018-05-09
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 4, 2018, there were 84,010,318 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$48,020	$57,991
Restricted cash	2,067	2,608
Accounts receivable, net allowance for doubtful accounts of $634 and $470, respectively.	29,241	32,294
Other receivables	437	418
Inventories	45,809	45,153
Prepaid expenses and other current assets	3,120	4,670
Total current assets	$128,694	$143,134
Property and equipment, net	18,598	19,212
Goodwill	120,977	120,927
Intangibles, net	79,380	80,403
Deposits and other assets	1,694	1,371
Total assets	$349,343	$365,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,005	$12,351
Accrued payroll	14,519	15,054
Accrued expenses and other current liabilities	15,571	16,002
Current portion of debt	17,474	17,202
Revolving line of credit	—	21
Total current liabilities	$60,569	$60,630
Deferred income taxes	201	201
Deferred rent	7,742	7,724
Other liabilities	3,150	3,877
Contingently issuable common stock	8,200	9,300
Debt	210,587	208,253
Total liabilities	$290,449	$289,985
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 135,000,000 shares authorized. 84,209,056 and 83,855,824 shares issued, respectively. 83,996,817 and 83,643,585 shares outstanding, respectively.	84	84
Treasury stock, at cost, 212,239 shares.	(2,942)	(2,942)
Additional paid-in capital	598,312	594,586
Accumulated deficit	(539,768)	(520,001)
Accumulated other comprehensive income	3,208	3,335
Total stockholders’ equity	$58,894	$75,062
Total liabilities and stockholders’ equity	$349,343	$365,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$42,284	$42,612
Cost of goods sold	13,958	13,970
Gross profit	28,326	28,642
Operating expenses:
Research and development	5,499	5,530
Clinical and regulatory affairs	3,571	3,835
Marketing and sales	21,725	25,900
General and administrative	10,369	8,873
Restructuring costs	233	166
Total operating expenses	41,397	44,304
Loss from operations	(13,071)	(15,662)
Other income (expense):
Interest income	3	44
Interest expense	(5,807)	(4,295)
Other income (expense), net	363	(47)
Change in fair value of contingent consideration related to acquisition	1,100	(1,200)
Loss on debt extinguishment	(2,270)	—
Total other income (expense)	(6,611)	(5,498)
Net loss before income tax expense	(19,682)	(21,160)
Income tax expense	(85)	(154)
Net loss	$(19,767)	$(21,314)
Other comprehensive income (loss) foreign currency translation	(127)	356
Comprehensive loss	$(19,894)	$(20,958)

Basic and diluted net loss per share	$(0.24)	$(0.26)
Shares used in computing basic and diluted net loss per share	83,706	82,928
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,767)	$(21,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	152	23
Depreciation and amortization	1,992	2,313
Stock-based compensation	3,021	2,954
Change in fair value of contingent consideration related to acquisition	(1,100)	1,200
Accretion of interest & amortization of deferred financing costs on debt	2,622	2,547
Non-cash foreign exchange (gain) loss	(326)	4
Loss on debt extinguishment	2,270	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	3,081	5,004
Inventories	(784)	(1,463)
Prepaid expenses and other current assets	275	450
Accounts payable	391	(4,517)
Accrued payroll	(585)	131
Accrued expenses and other liabilities	(1,116)	(285)
Net cash used in operating activities	$(9,874)	$(12,953)
Cash flows from investing activities:
Maturities of marketable securities	—	2,500
Purchases of property and equipment	(200)	(390)
Net cash (used in) provided by investing activities	$(200)	$2,110
Cash flows from financing activities:
Cash paid for debt extinguishment	(1,310)	—
Net proceeds from revolving line of credit	(21)	—
Proceeds from exercise of stock options	706	131
Net cash (used in) provided by financing activities	$(625)	$131
Effect of exchange rate changes on cash and cash equivalents and restricted cash	187	133

Net increase (decrease) in cash and cash equivalents and restricted cash	$(10,512)	$(10,579)
Cash, cash equivalents and restricted cash, beginning of period	60,599	28,121
Cash, cash equivalents and restricted cash, end of period	$50,087	$17,542

Cash and cash equivalents, beginning of period	57,991	26,120
Restricted cash, beginning of period	$2,608	$2,001
Cash and cash equivalents, and restricted cash, beginning of period	$60,599	$28,121

Cash and cash equivalents, end of period	$48,020	$15,541
Restricted cash, end of period	$2,067	$2,001
Cash and cash equivalents, and restricted cash, end of period	$50,087	$17,542

Net decrease in cash, cash equivalents and restricted cash	$(10,512)	$(10,579)

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,107	$170
Cash paid for income taxes	$134	$42

Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$147	$47
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)
1. Description of Business, Basis of Presentation, and Operating Segment
(a) Description of Business
Endologix®, Inc. (the “Company”) is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company’s products are intended for the treatment of abdominal aortic aneurysms (“AAA”). The Company’s AAA products are built on two platforms: (i) traditional minimally-invasive endovascular repair (“EVAR”) and (ii) endovascular sealing (“EVAS”), the Company’s innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company’s current EVAR products include the Ovation® Abdominal Stent Graft System (“Ovation”), Endologix AFX® Endovascular AAA System (“AFX”), the VELA® Proximal Endograft System (“VELA”) and the Endologix IntuiTrak® Endovascular AAA System (“IntuiTrak”). The Company’s current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). The Company derives all of its reported revenue from sales of its EVAR and EVAS platforms (including extensions and accessories) to hospitals in the United States and Europe and to third-party international distributors.
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three months ended March 31, 2018 and 2017, there were no related party transactions.
The interim financial data as of March 31, 2018 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company's management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company's financial results for the three months ended March 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS product for the treatment of aortic disorders. For the three months ended March 31, 2018, all of the Company's revenue and related expenses were solely attributable to these activities. Substantially all of the Company's long-lived assets are located in the United States.

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
For a complete summary of the Company's significant accounting policies, please refer to Note 2, "Use of Estimates and Summary of Significant Accounting Policies", in Part II, Item 8, of the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018. For an updated significant discussion of the Company's accounting policy surrounding revenue recognition as a result of the implementation of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, please refer to Note 7 of the Notes to the Condensed Consolidated

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Financial Statements. There have been no other material changes to the Company's significant accounting policies during the three months ended March 31, 2018.

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Production equipment, molds, and office furniture	$12,137	$12,118
Computer hardware and software	8,151	8,115
Leasehold improvements	15,499	15,499
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	1,080	743
Property and equipment, at cost	$36,867	$36,475
Accumulated depreciation	(18,269)	(17,263)
Property and equipment, net	$18,598	$19,212
Depreciation expense for property and equipment for the three months ended March 31, 2018 and 2017 was $1.0 million and $1.4 million, respectively.

(b) Inventories
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$12,343	$12,226
Work-in-process	7,489	7,736
Finished goods	25,977	25,191
Total Inventories	$45,809	$45,153

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	March 31, 2018	December 31, 2017
Goodwill	$120,977	$120,927

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development	11,200	11,200

Finite lived intangibles
Developed technology	$67,600	$67,600
Accumulated amortization	(8,003)	(7,167)
Developed technology, net	$59,597	$60,433

Customer relationships	$7,500	$7,500
Accumulated amortization	(1,625)	(1,438)
Customer relationships, net	$5,875	$6,062

Intangible assets (excluding goodwill), net	$79,380	$80,403
The change in the carrying amount of goodwill for the three months ended March 31, 2018 is as follows (in thousands):

Balance at December 31, 2017	120,927
Foreign currency translation adjustment	50
Balance at March 31, 2018	$120,977
Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was $1.0 million and $0.9 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2018	$3,071
2019	4,300
2020	4,945
2021	7,020
2022	8,734
2023 & Thereafter	37,402
Total	$65,472

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2018
Cash and cash equivalents	$48,020	$—	$—	$48,020
Restricted cash	$2,067	$—	$—	$2,067
Contingently issuable common stock	$—	$—	$8,200	$8,200
At December 31, 2017
Cash and cash equivalents	$57,991	$—	$—	$57,991
Restricted cash	$2,608	$—	$—	$2,608
Contingently issuable common stock	$—	$—	$9,300	$9,300

There were no re-measurements to fair value during the three months ended March 31, 2018 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2018.
(e) Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company measures the fair value of its 2.25% Convertible Senior Notes due 2018 and 3.25% Convertible Senior Notes due 2020 (collectively, the “Senior Notes”) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of the Senior Notes was $128.0 million as of March 31, 2018 and $131.2 million as of December 31, 2017.
The Company measures the fair value of its Term Loan (see Note 6 of the Notes to the Condensed Consolidated Financial Statements) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Term Loan is determined by Level 3 inputs and is based primarily on unobservable inputs that are not corroborated by market data. The fair value of the Company's Term Loan was $103.2 million as of March 31, 2018.

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three months ended March 31, 2018 and 2017, was as follows:

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cost of goods sold	$236	$169
Operating expenses:
Research and development	333	260
Clinical and regulatory affairs	176	260
Marketing and sales	1,114	1,058
General and administrative	1,162	1,207
Total operating expenses	$2,785	$2,785
Total	$3,021	$2,954

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(19,767)	$(21,314)
Shares used in computing basic and diluted net loss per share	83,706	82,928
Basic and diluted net loss per share	$(0.24)	$(0.26)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Common stock options	270	696
Restricted stock awards	118	120
Restricted stock units	307	252
Total	695	1,068

Conversion of Senior Notes
As discussed in Note 6, in December 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2018 (the “2.25% Senior Notes”) in an underwritten public offering. In November 2015, the Company also issued $125.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) in an underwritten public offering. Upon any conversion, the 2.25% Senior Notes and/or 3.25% Senior Notes, (collectively the "Senior Notes") may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, the Company presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive.

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

The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended
	March 31,
	2018	2017
Conversion of the Notes	11,939	14,767
Deerfield Warrants	6,470	—
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
Holders may convert their 2.25% Senior Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2.25% Senior Notes in effect on each applicable trading day; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the 2.25% Senior Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (iii) if the Company calls all or any portion of the notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 15, 2018 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their 2.25% Senior Notes for conversion at any time, regardless of the foregoing circumstances.
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
The Company was not required to separate the conversion option in the 2.25% Senior Notes under ASC 815, "Derivatives and Hedging", and has the ability to settle the 2.25% Senior Notes in cash, common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, "Debt with Conversion and Other Options", the Company accounted for the 2.25% Senior Notes by allocating the issuance proceeds between the liability and the equity component. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 2.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the 2.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs as a reduction of the 2.25% Senior Convertible Notes, to be subsequently amortized as interest expense over the term of the 2.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
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
As of March 31, 2018, the Company had outstanding borrowings of $17.6 million, and deferred financing costs of $0.1 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $1.1 million to $1.5 million through maturity.

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
The 3.25% Senior Notes are convertible at the option of the holders: (i) in the calendar quarter following any quarter in which, for at least 20 out of the 30 consecutive trading days (whether or not consecutive) ending on the last day of the quarter, the closing price of the Company’s common stock is more than 130% of the then-current conversion price of the 3.25% Senior Notes; (ii) in the five business days following any five day period in which the trading price per $1,000 note was less than 98% of the product of the closing sale price of the Company’s common stock and the current conversion rate; (iii) in the event that the Company has provided notice of redemption, but no later than two trading days prior to Company’s proposed redemption date; or (iv) upon the occurrence of specified corporate events. On or after August 1, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their 3.25% Senior Notes for conversion at any time, regardless of the foregoing circumstances.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs as a reduction of the 3.25% Senior Convertible Notes, to be subsequently amortized as interest expense over the term of the 3.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
As of March 31, 2018, the Company had outstanding borrowings of $109.4 million, and deferred financing costs of $1.7 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
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
Deferred financing costs directly related to the MidCap Credit Facility such as legal, origination, and professional services fees totaled $0.9 million, which was recorded as deferred financing costs in other assets, to be subsequently amortized as interest expense over the term of the MidCap Credit Facility. The MidCap Credit Facility also contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account in favor of the MidCap Credit Facility; Company cash receipts remitted to the lockbox bank account are swept on a regular basis to reduce outstanding borrowings related to the MidCap Credit Facility.
In conjunction with the Company’s termination of the Company's prior credit facility with Bank of America and concurrent entry into a credit and security agreement with MidCap in July 2016, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Condensed Consolidated Balance Sheet.
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
Deerfield Facility Agreement
On April 3, 2017 (“Agreement Date”), the Company entered into a Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million, subject to the terms and conditions set forth in the Facility Agreement (the “Term Loan”). The Company drew the entire principal amount of the Term Loan on the Agreement Date. The Company agreed to pay Deerfield a yield enhancement fee equal to 2.25% of the principal amount of the funds disbursed on the Agreement Date. The Company also agreed to reimburse Deerfield for all reasonable out-of-pocket expenses incurred by Deerfield in connection with the negotiation and documentation of the Facility Agreement up to a capped amount. Accordingly, deferred financing costs of $5.1 million were recorded on the Company’s Condensed Consolidated Balance Sheet as a direct reduction of the Term Loan, to be subsequently amortized as interest expense over the effective period of the Term Loan. Concurrently with entering into the Facility Agreement, the Company entered into a Guaranty and Security Agreement with Deerfield (the “Security Agreement”), pursuant to which, as security for the repayment of the Company’s obligations under the Facility Agreement, the Company granted to Deerfield a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Facility Agreement.

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
As of March 31, 2018, the Company had outstanding borrowings of $107.2 million, and deferred financing costs of $4.3 million, related to the Term Loan. Annual interest expense on these notes will range from $1.5 million to $12.7 million through maturity.
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
As described above, the Deerfield Revolver replaced the Company’s $50.0 million asset-based revolving line of credit with MidCap Financial Trust. As a result, the Company recorded $1.2 million in deferred financing costs related to the Deerfield Revolver and presented these costs in other assets, to be subsequently amortized as interest expense over the term of the Deerfield Revolver, on the Company’s Condensed Consolidated Balance Sheets. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Term Loan.
In conjunction with the Company’s entry into the Credit Agreement, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Condensed Consolidated Balance Sheets.
As of December 31, 2017, the Company was not in compliance with the required minimum net revenue threshold set forth in the Credit Agreement. On January 5, 2018, the Company delivered a notice of termination to Deerfield for the Deerfield Revolver under the Credit Agreement. The termination of the Deerfield Revolver was effective on January 12, 2018 (the “Termination Date”) and required the Company to pay $1.3 million in termination fees. Additionally, the Company wrote off $1.0 million in unamortized deferred financing costs as of the Termination Date. The total of $2.3 million was charged to loss on debt extinguishment on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

7. Revenue
(a) Summary

The Company measures revenue based on consideration specified in a contract with a customer: hospitals and distributors. The Company excludes any amounts related to taxes assessed by governmental authorities from this revenue measurement and reduces revenue by any sales incentives offered by the Company to its customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control of products to customers. Shipping and handling costs billed to customers are reported within revenue, with the corresponding costs within costs of goods sold. In addition, any shipping and handling costs related to outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenues.

(b) Contracts with Customers

The Company recognizes revenue when all of the following criteria are met:

•	A contract has been identified with the customer;

•	The performance obligations have been identified;

•	The transaction price has been determined and allocated to respective performance obligations; and

•	The performance obligations have been satisfied.

Respective performance obligations are satisfied at a point in time for sales made to both hospitals and distributors. Payment terms with customers range between 30 and 180 days which reflects days from the date the Company satisfies the performance obligations.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

For implant-based sales, the Company recognizes revenue when the AAA products are utilized in a procedure or implanted in a patient.

For shipment-based sales, the Company recognizes revenue when control over a product has transferred to the customer, which is typically at the time of shipment, without a right of return.

The Company provides certain sales incentives to customers for meeting certain purchase thresholds and accordingly, the transaction price is reduced by the Company’s best estimate of this variable consideration. The Company estimates this variable consideration through the most likely amount method.

(c) Revenue Disaggregation

The Company disaggregated revenue in accordance with the new revenue recognition standard to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. These economic factors are primarily attributable to different geographic regions and the timing of transfer of control of products to customers. Accordingly, sales in which control of the product has passed to the customer at the time of procedure or implant into a patient or at the time of shipment have been bifurcated as “Implant-based” and “Shipment-based” revenue, respectively. The table below includes a reconciliation of disaggregated revenue with the Company’s reportable segment:

	Three Months Ended March 31,			Three Months Ended March 31,
	2018			2017
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$28,870	$505	$29,375	$30,512	$377	$30,889
Total International	5,542	$7,367	$12,909	4,778	$6,945	$11,723
Revenue	$34,412	$7,872	$42,284	$35,290	$7,322	$42,612
(d) Transitional Disclosures

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU ") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for the Company on January 1, 2018. The new revenue standard permits the use of either the full retrospective or modified retrospective transition method; these methods may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company adopted the new revenue standard in the first quarter of 2018 utilizing the modified retrospective adoption method. The new revenue standard has been applied to all contracts at the date of initial application. The Company did not record a cumulative adjustment to the opening balance of retained earnings for the Company’s first quarter of 2018 financial statements.

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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of March 31, 2018:

Remainder of 2018	$2,658
2019	3,661
2020	3,826
2021	3,701
2022	3,800
2023 and thereafter	18,021
Total	$35,667

Facilities rent expense for the three months ended March 31, 2018 and 2017 was $0.9 million and $0.9 million, respectively.
(b) Employment Agreements and Retention Plan
The Company has employment agreements with certain of its executive officers under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, death or disability or termination by the employee for good reason (collectively, an “Involuntary Termination”) prior to, upon or following a change in control of the Company. The severance payment will generally be in a range of six to twenty-four months of the employee’s then current salary for an Involuntary Termination prior to a change in control of the Company, and will generally be in a range of eighteen to twenty-four months of the employee’s then current salary for an Involuntary Termination upon or following a change in control of the Company.
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
LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC ("LifePort") filed a complaint against the Company in the U.S. District Court, District of Delaware, alleging that certain of the Company's products infringe U.S. Patent Nos. 5,489,295, 5,676,696, 5,993,481, 6,117,167, 6,302,906, and 8,192,482, which were alleged to be owned by LifePort. On March 17, 2016, the Company entered into a Settlement and Patent License Agreement with LifePort (the “Settlement Agreement”) whereby LifePort granted the Company license rights to patents in exchange for a settlement of $4.7 million. The Settlement Agreement resolved this litigation and fully and finally released the Company and LifePort from any claims arising out of or in connection with the litigation or the subject patents. The Settlement Agreement also contained a covenant not to sue for other patents owned by LifePort. However, since the subject patents were all expired and the Company was not currently using and has no plans to use the other patents owned by LifePort in products that could reach technological feasibility during the covenant not to sue period, there is no alternative future use and the full amount was recorded as settlement costs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Steven M. Ortiz v. Endologix, Inc.
On September 9, 2016, former employee Steven M. Ortiz filed a class action lawsuit against the Company in Orange County Superior Court, claiming the Company’s failure to pay all overtime wages owing; failure to provide meal periods and failure to pay meal period premiums; failure to pay all wages owed at time of termination seeking waiting time penalties under Labor Code section 203; failure to provide accurate wage statements; violations of Business and Professions Code section 17200 and alleging claims for penalties under the Private Attorneys General Act of 2004. While the Company contests the allegations

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

asserted in the litigation, a mediation was held on February 24, 2017 at which time the parties agreed to settle the case for $750,000. The court gave final approval to the settlement agreement and the $750,000 in settlement funds that were deposited with the Class Administrator have been distributed.
Stockholder Securities Litigation
In January 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to U.S. Food and Drug Administration Premarket Approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint and on March 12, 2018, the Company filed its Motion to Dismiss lead plaintiff’s Second Amended Complaint. The Company believes these lawsuits are without merit and intends to defend itself vigorously.
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

SEC Investigation
In July 2017, the Company learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its Food and Drug Administration (“FDA“) pre-market approval. The Company is fully cooperating with the investigation, but cannot predict its outcome or the timing of the investigation’s conclusion.

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
As of March 31, 2018 the Company's stock price last closed at $4.23 per share. Thus, had the PMA Milestone been achieved on March 31, 2018 the Contingent Payment would have comprised 3.3 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $4.50), representing a value of $14.1 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2017	$9,300
Fair Value Adjustment of Contingent Payment for the three months ended March 31, 2018	(1,100)
March 31, 2018	$8,200

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. The Company's ETR was (0.4)% and (0.7)% for the three months ended March 31, 2018, and 2017, respectively. The Company's ETR for the three months ended March 31, 2018 differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.
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
On December 22, 2017, the President of the United States signed into law reforms of the US tax code (the “Tax Reform Act”). The legislation significantly changes US tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  The Company recorded provisional  amounts as of December 31, 2017 related to the Tax Reform Act under guidance set forth in Staff Accounting Bulletin No. 118 ("SAB 118"). These amounts have not been adjusted as of March 31, 2018, and the Company will continue to monitor any changes to the provisional amounts during the measurement period or until the accounting is complete. However, the Company does not anticipate any material impact to the financial statement due to the full valuation allowance.

11. Restructuring Charges
In the three months ended March 31, 2018, the Company recorded $0.2 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
As of March 31, 2018, the Company estimates that it will incur a total of $12.8 million in restructuring charges upon the completion of the plan, of which $12.8 million has already been incurred since the first quarter of 2016.
The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the three months ended March 31, 2018:

One-time Termination Benefits
Accrual balance as of December 31, 2017	$1,008
Restructuring charges	233
Utilization	(773)
Accrual balance as of March 31, 2018	$468
The accrual balance as of March 31, 2018 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

12. Subsequent Event
Transition of John McDermott as Chief Executive Officer
The Company previously reported that John McDermott would step down from his role as Chief Executive Officer of the Company no later than June 30, 2018, pursuant to a Severance Agreement and General Release, dated February 21, 2018. In connection with the Company’s appointment of a new Chief Executive Officer (as discussed below), Mr. McDermott has stepped down as Chief Executive Officer, effective as of May 2, 2018. Mr. McDermott will continue to serve as a non-executive employee through June 30, 2018 and will provide consulting services to the Company following his transition.
Appointment of John Onopchenko as Chief Executive Officer
On May 2, 2018, the Company announced that John Onopchenko has been appointed by the board of directors of the Company to serve as the Company’s Chief Executive Officer, effective as of the same date.
In connection with Mr. Onopchenko’s appointment as Chief Executive Officer, upon the recommendation of the Company’s Compensation Committee, the board of directors approved, and the Company and Mr. Onopchenko entered into, an Employment Agreement, pursuant to which Mr. Onopchenko will receive, among other things: (i) an annual base salary of $600,000, (ii) a one-time cash sign-on bonus of $666,667, (iii) an annual cash bonus pursuant to any cash bonus plan approved by the Company’s Compensation Committee or board of directors for senior executive officers, with a target bonus opportunity in an amount equal to 100% of his base salary (iv) time-based incentive stock options with a grant date fair market value of $450,000, (v) time-based restricted stock units with a grant date fair market value of $450,000, (vi) reimbursement for reasonable relocation expenses (vii) a housing allowance in the amount $4,000 per month until the earlier of (a) 36 months from November 1, 2017, and (b) his purchase of a permanent residence in the Orange County, California area, and (viii) all customary and usual benefits available to senior executive officers under the Company’s benefit plans.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,”, “projects,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	continued market acceptance, use and endorsement of our products;

•	quality problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	our ability to grow product revenues;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, misuse or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source supplier for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions.

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2018, including but not limited to those factors discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date each such statement is made. We expressly disclaim any intention or obligation to update or revise any financial projections or any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules and regulations of the SEC and The NASDAQ Stock Market, LLC.

Overview
Our Business
We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms ("AAA"). Our AAA products are built on one of two platforms:

•	Traditional minimally-invasive endovascular aneurysm repair (“EVAR”); and

•	Endovascular aneurysm sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
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
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled "Business," for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Product Developments and Clinical Trials
When used in this report, “we,” “our,” “us” or “Endologix,” refer to Endologix, Inc. and our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. Endologix®, AFX®, Duraply®, VELA®, IntuiTrak®, ActiveSeal®, Nellix®, Ovation®, Ovation Prime®, Ovation Alto®, and CustomSeal® are registered trademarks of Endologix, Inc. and its subsidiaries.
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
Our Nellix EVAS System is designed to seal the aneurysm and provide blood flow to the legs through two blood flow lumens. The Nellix EVAS System consists of (i) bilateral covered stents with endobags, (ii) a biocompatible polymer injected into the endobags to seal the aneurysm and (iii) a delivery system and associated accessories. The Nellix EVAS System is intended to seal the entire aneurysm sac effectively excluding the aneurysm and reducing the likelihood of future aneurysm rupture. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD Investigational Device Exemption (“IDE”) - We conducted this pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. This study is a prospective single arm registry which enrolled 179 patients at 29 centers in the United States and Europe. In November 2014, we completed enrollment in the study, and we submitted the one year results to the FDA in March 2016. In May 2016, we announced the results of the one year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and treatment success at one year (effectiveness). Two-year imaging revealed a signal of migration, leading to a field safety notification issued in October 2016 and a dedicated root cause analysis, resulting in refinements to the Instructions for Use (“IFU”). Following the implementation of the refined IFU, the Nellix EVAS system is applicable to treat an estimated 40% of AAA patients with a traditional aneurysm.

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

•
EVAS2 IDE - In May 2017, we announced the decision to seek United States approval of the Nellix EVAS System by conducting a confirmatory clinical study with the refined IFU and the Gen2 device design. The Gen2 device incorporates design improvements to enhance ease of use and offers physicians more sizes to treat more patients with AAA. In October 2017, we announced our receipt of IDE approval from the FDA to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Gen2 Nellix EVAS System for the endovascular treatment of infrarenal AAA. The EVAS2 IDE Multicenter Safety and Effectiveness Confirmatory Study (“EVAS2”) will prospectively evaluate the refined IFU and the Nellix Gen2 EVAS System. The study is approved to enroll up to 90 primary patients, with one-year follow-up data required for the pre-market approval (“PMA”) application. We commenced EVAS2 patient enrollment in March 2018, and currently estimate a decision on our PMA application by the end of 2020.

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
In April 2018, we announced the results of a study, which was presented by Marc Schermerhorn, M.D., Chief of Vascular Surgery at Beth Israel Deaconess Medical Center, at the Late-Breaking Aortic Trials Session during the Charing Cross 40th International Symposium. This retrospective, propensity-weighted study compared long-term survival for the Nellix® EndoVascular Aneurysm Sealing (EVAS) System with traditional endovascular aneurysm repair (EVAR). The study demonstrated significantly higher three-year survival for EVAS patients. Those patients with larger aneurysms (greater than 5.5 cm in diameter) treated with EVAS had half the mortality at three years as compared to those treated with traditional EVAR systems. The retrospective study included 333 EVAS patients from the original Nellix US IDE Trial and 15,431 patients from the Society for Vascular Surgery Vascular Quality Initiative.
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
In February 2016, we announced the completion of the first United States commercial implant of AFX2, which reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates PEVAR by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together our ActiveSeal® technology, DuraPly® PTFE graft material and VELA Proximal Endograft, into an integrated new EVAR system.
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
Additionally, in December 2016, we placed a temporary hold on shipments of AFX and AFX2 to complete an investigation of quality concerns with some sizes of these devices. Subsequently, we removed the temporary hold and resumed shipments of all sizes of AFX and the smaller diameter sizes of AFX2 and initiated a voluntary recall of (i) the small remaining quantity of original AFX with Strata graft material, and (ii) the larger diameter sizes of AFX2. In January 2017, we removed the temporary hold and resumed shipments of the remaining larger diameter sizes of AFX2.
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

In May 2011, we initiated a three-year European Post Market Registry to enroll 500 patients across 30 European centers. Enrollment ended in December 2013. In January 2017, we announced positive three-year results from the Ovation EU Post Market Registry. The data was presented at the 2017 LINC meeting and showed that the Ovation platform has the broadest range of patient applicability on Instructions for Use of all commercially available infrarenal endovascular AAA devices. The resulting outcomes included:

•	99% freedom from aneurysm-related mortality;

•	99% freedom from migration, rupture, and conversion;

•	97% freedom from Type I/III endoleak; and

•	Excellent freedom from secondary intervention for occlusion (97%), Type I endoleak (97%) and Type II endoleak (95%).

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
In August 2015, we enrolled the first subject in the LUCY Study, a multi-center post-market registry designed to explore the clinical benefits associated with EVAR using the Ovation Abdominal Stent Graft Platform in female patients with AAA, as compared to males. It is the first prospective study evaluating EVAR in females, a population that has historically been underrepresented in EVAR clinical trials. We announced completion of enrollment of 225 patients in the LUCY study in February 2017. The 30-day LUCY data showed that, in women, the ultra-low profile (14F) Ovation System device resulted in:

•	At least 28% greater EVAR eligibility for women with AAA;

•	1.3% major adverse events, the lowest rate reported for EVAR, compared to other contemporary, prospective, post-market registries;

•	No deaths;

•	No proximal endoleaks;

•	No limb occlusion;

•	Low readmission rate of 3.9%; and

•	100% procedural success.

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

In March 2018, we announced the first results from ENCORE, a pooled, global analysis of six prospective clinical trials and registries studying polymer endovascular aneurysm repair (Polymer EVAR) using Ovation® Abdominal Stent Graft Systems. ENCORE is a pooled retrospective analysis of the six prospective clinical trial and registries and encompasses 1,296 patients, 160 centers and 339 investigators in the U.S., Europe and Latin America. Median patient follow-up across all ENCORE registries and trials was 883 days (range 30 days to five years). At five years, the ENCORE analysis included the following results for Ovation based on the available data:

•99.1% freedom from AAA-related mortality;
•99.0% freedom from reintervention for Type 1a endoleak;
•99.7% freedom from rupture;
•99.2% freedom from conversion; and
•96.4% freedom from all device-related reintervention.
Characteristics of Our Revenue and Expenses
Revenue
We derive revenue from sales of our EVAR and EVAS products (including extensions and accessories) through two channels: implant-based sales and shipment-based sales.
For implant-based sales, usually with hospitals, we recognize revenue when the AAA products are utilized in a procedure or implanted in a patient.
For shipment-based sales, usually with distributors, we recognize revenue when control over a product has transferred to the customer, which is typically at the time of shipment, without a right of return.
Cost of Goods Sold
Cost of goods sold includes compensation (including stock-based compensation) and benefits of production personnel and production support personnel. Cost of goods sold also includes depreciation expense for production equipment, amortization of developed technology, production materials and supplies expense, allocated facilities-related expenses and certain direct costs such as shipping.
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

Results of Operations
Operations Overview - Three Months Ended March 31, 2018 versus 2017
The following table presents our results of continuing operations and the related percentage of the period's revenue (in thousands):

	Three Months Ended March 31,
	2018		2017
Revenue	$42,284	100.0%	$42,612	100.0%
Cost of goods sold	13,958	33.0%	13,970	32.8%
Gross profit	28,326	67.0%	28,642	67.2%
Operating expenses:
Research and development	5,499	13.0%	5,530	13.0%
Clinical and regulatory affairs	3,571	8.4%	3,835	9.0%
Marketing and sales	21,725	51.4%	25,900	60.8%
General and administrative	10,369	24.5%	8,873	20.8%
Restructuring costs	233	0.6%	166	0.4%
Total operating expenses	41,397	97.9%	44,304	104.0%
Loss from operations	(13,071)	(30.9)%	(15,662)	(36.8)%
Total other income (expense)	(6,611)	(15.6)%	(5,498)	(12.9)%
Net loss before income tax expense	(19,682)	(46.5)%	(21,160)	(49.7)%
Income tax expense	(85)	(0.2)%	(154)	(0.4)%
Net loss	$(19,767)	(46.7)%	$(21,314)	(50.0)%
Comparison of the Three Months Ended March 31, 2018 versus 2017
Revenue

	Three Months Ended March 31,
	2018	2017	Variance	Percent Change
	(in thousands)
Revenue	$42,284	$42,612	$(328)	(0.8)%

US Sales. Net sales totaled $29.4 million in the three months ended March 31, 2018, a 4.9% decrease from 30.9 million in net sales in three months ended March 31, 2017, driven by a decline in sales of our AFX products due to slower than expected customer recapture partially offset by strong sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $12.9 million in the three months ended March 31, 2018, a 10.1% increase from $11.7 million in net sales of products in our international regions in the three months ended March 31, 2017. AFX posted strong growth which was offset by a decline in Nellix sales reflecting the narrowed IFU. Our international sales for the three months ended March 31, 2018 included an unfavorable foreign currency impact of approximately $0.8 million when compared to the net sales for the three months ended March 31, 2017, which had a 6.8% favorable impact on the growth rate representing constant currency increase of 3.3%.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2018	2017	Variance	Percent Change
	(in thousands)
Cost of goods sold	$13,958	$13,970	$(12)	(0.1)%
Gross profit	28,326	28,642	(316)	(1.1)%
Gross margin percentage (gross profit as a percent of revenue)	67.0%	67.2%
Gross margin percentage for the three months ended March 31, 2018 decreased to 67.0% from 67.2% for the three months ended March 31, 2017. The decrease in cost of goods sold was attributable to more favorable production cost leverage on units sold in the three months ended March 31, 2018 compared to prior year period. This decrease was partially offset by unfavorable geographic mix and investments we are making on the operational side.
Operating Expenses

	Three Months Ended March 31,
	2018	2017	Variance	Percent Change
	(in thousands)
Research and development	$5,499	$5,530	$(31)	(0.6)%
Clinical and regulatory affairs	3,571	3,835	(264)	(6.9)%
Marketing and sales	21,725	25,900	(4,175)	(16.1)%
General and administrative	10,369	8,873	1,496	16.9%
Restructuring costs	233	166	67	40.4%
Research and Development. The $31 thousand decrease in research and development expenses as compared to the prior year period was attributable to the timing of project spending.
Clinical and Regulatory Affairs. The decrease in clinical and regulatory affairs expenses as compared to the prior year period was due to timing of spend.
Marketing and Sales. The $4.2 million decrease in marketing and sales expenses for the three months ended March 31, 2018, as compared to the prior year period, was attributable to lower headcount and decrease in commissions expense.
General and Administrative. The $1.5 million increase in general and administrative expenses as compared to the prior year period was primarily attributable to increase in the costs related to our CEO search and ongoing litigation expenses.
Restructuring Costs. The $0.1 million increase in restructuring costs for the three months ended March 31, 2018, as compared to the prior year period, was attributable to continuation of right sizing of the organization.

Other income (expense), net

	Three Months Ended March 31,
	2018	2017	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(6,611)	$(5,498)	$(1,113)	20.2%
Other Income (Expense), Net. Other expense of $6.6 million for the three months ended March 31, 2018 consists primarily of interest expense of $5.8 million, $2.3 million related to debt extinguishment and favorable change in fair value of contingent consideration related to the Nellix acquisition of $1.1 million. Other expense of $5.5 million for the three months ended March 31, 2017 consists primarily of interest expense associated with our convertible notes and a $1.2 million unfavorable change in fair value of contingent consideration related to the Nellix acquisition.

Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017	Variance	Percent Change
	(in thousands)
Income tax expense	$(85)	$(154)	$69	(44.8)%
Our income tax expense was $85 thousand and our effective tax rate was (0.4)% for the three months ended March 31, 2018 due to our tax positions in various jurisdictions. During the three months ended March 31, 2018 and 2017, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2018, December 31, 2017, and March 31, 2017:

	March 31, 2018	December 31, 2017	March 31, 2017
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$50,087	$60,599	$17,542
Marketable securities	$—	$—	$18,496
Accounts receivable, net	$29,241	$32,294	$30,386
Total current assets	$128,694	$143,134	$112,956
Total current liabilities	$60,569	$60,630	$40,359
Working capital surplus (a)	$68,125	$82,504	$72,597
Current ratio (b)	2.1	2.4	2.8
Days sales outstanding ("DSO") (c)	62	68	64
Inventory turnover (d)	1.2	1.4	1.3
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
Operating Activities
In the three months ended March 31, 2018, our operating activities used $9.9 million in cash. This was primarily the result of a net loss of $19.8 million, non-cash operating expenses of $6.4 million, loss on debt extinguishment of $2.3 million, and changes in operating assets and liabilities of $1.3 million. In the three months ended March 31, 2017, our operating activities used $13.0 million in cash. This was primarily the result of a net loss of $21.3 million, non-cash operating expenses of $9.0 million, and changes in operating assets and liabilities of $0.7 million.
During the three months ended March 31, 2018 and 2017, our cash collections from customers totaled $45.8 million and $46.9 million, respectively, representing 108.2% and 110.0% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2018 was $0.2 million, as compared to cash provided by investing activities of $2.1 million in the prior year period. For the three months ended March 31, 2018, cash used in investing activities consisted of $0.2 million used for machinery and equipment purchases. For the three months ended March 31, 2017, cash provided by investing activities consisted of $2.5 million in maturities of marketable securities; offset by $0.4 million used for machinery and equipment purchases.

Financing Activities
Cash used in financing activities was $0.6 million for the three months ended March 31, 2018, as compared to cash provided by financing activities of $0.1 million in the prior year period. For the three months ended March 31, 2018, cash used in financing activities for three months ended March 31, 2018 consisted of $1.3 million paid for extinguishment of debt offset by proceeds of $0.7 million from exercise of stock options. For the three months ended March 31, 2017, cash provided by financing activities consisted of $0.1 million from the exercise of stock options.
Credit Arrangements
See Notes 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our credit arrangements.
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
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of March 31, 2018, these subsidiaries and branches held an aggregate of $8.1 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of March 31, 2018 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter
Long-term debt obligations	$263,278	$18,278	$—	$125,000	$40,000	$40,000	$40,000
Interest on Senior Notes and Term Loan	48,137	10,726	12,422	12,455	6,962	4,175	1,397
Operating lease obligations	35,667	2,658	3,661	3,826	3,701	3,800	18,021
Total	$347,082	$31,662	$16,083	$141,281	$50,663	$47,975	$59,418
Refer to Notes 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements.
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as "structured finance" or "special purpose entities," established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of our critical accounting policies and estimates. For an updated discussion of our significant accounting policy surrounding revenue recognition as a result of the implementation of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, please refer to Note 7 of the Notes to the Condensed Consolidated Financial Statement. There have been no other material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We adopted this new accounting standard in the first quarter of 2018. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
In February 2016, the FASB issued ASU No. 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. We are currently assessing the impact that this guidance will have on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. We retroactively adopted this new accounting standard during the first quarter of 2018. As a result of this new accounting guidance cash payments for debt extinguishment costs will be classified as cash outflows for financing activities instead of operating activities. The retrospective application of this new accounting guidance did not result in any change to our Condensed Consolidated Statement of Cash Flows as reported in our Form 10-Q for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to immediately recognize the tax consequences of intercompany transfer other than inventory. We have assessed the impact that this guidance will have on our consolidated financial statements and noted that a cumulative-effect adjustment is not necessary in the first quarter of 2018, the period of adoption.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. We retroactively adopted this new accounting standard during the first quarter of 2018. The retrospective application of this new accounting guidance did not result in any change to our Condensed Consolidated Statement of Cash Flows as reported in our Form 10-Q for the three months ended March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This accounting standards update changes the procedural steps in applying the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective prospectively for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which clarifies and aims to reduce the cost and complexity when applying the stock compensation modification accounting guidance. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We prospectively adopted this new accounting standard in the first quarter of 2018, which did not result in any change to our consolidated financial statements. We will apply this guidance to applicable future transactions.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This authoritative guidance permits a company to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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
Our Senior Notes and Term Loan bear fixed interest rates, and therefore, would not be subject to interest rate risk. The Capped Call Transactions are derivative instruments that qualify for classification within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting. The settlement amounts for the capped call transactions are each determined based upon the difference between a strike price and a traded price of our common stock.
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.3 million of gains during the three months ended March 31, 2018, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

Before deciding to invest in our Company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 13, 2018 and other reports that we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and, in that event, the market price for our common stock could decline and you may lose all or part of your investment.
These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. These factors could cause actual results and conditions to differ materially from those projected in our forward-looking statements.
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
In addition to developing new products and growing our business internally, we have sought to grow through combinations with complementary businesses. Examples include our merger with TriVascular in 2016 and our merger with Nellix in 2010. Such business combination transactions involve risks, including the risk that we may fail to realize some or all of the anticipated benefits of the transaction. For example, the success of our business combination transactions largely depends on our ability to realize anticipated growth opportunities for existing products and potential new products. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control. These factors and events include, without limitation, with respect to the acquired products and technologies, the results of clinical trials, the receipt of applicable regulatory approvals, obtaining and maintaining intellectual property rights and further developing an effective sales and marketing organization in global markets. Although we carefully plan our business combination transactions, we may be unable to realize the expected benefits of such transactions.
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
If we or our third-party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products or any component part, we could harm our reputation, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be hurt.
Our manufacturing facilities and the manufacturing facilities of any of our third-party component manufacturers, critical suppliers or third-party sterilization facilities are required to comply with FDA’s Quality System Regulation (QSR) which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell.
FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections, which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facilities or the manufacturing facilities of any of our third-party component manufacturers, critical suppliers or third-party sterilization facilities, an FDA investigator observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in FDA taking administrative or enforcement actions, including seizure, injunction and criminal prosecution, which could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of FDA’s review of product applications and FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay or lead to revocation of FDA approval of our products and could have an adverse effect on our production, sales and profitability.
We and any of our third-party vendors may also encounter other problems during manufacturing including failure to follow specific protocols and procedures, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. The manufacture of our product also subjects us to risks that could harm our business, including problems relating to the sterilization of our products or facilities and errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products. Any interruption or delay in the manufacture of the product or any of its components could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products and could, therefore, have a material adverse effect on our business, financial condition and results of operations.
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
Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the United States Foreign Corrupt Practices Act and anti-boycott laws and similar laws in foreign jurisdictions. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities, including as the result of the loss of one or more of our product registrations in these foreign jurisdictions. We may determine not to renew one or more of our product registrations in foreign jurisdictions at this time given the meaningful costs of renewing such registrations, including opportunity costs of allocating necessary resources to these renewals, when measured against the potential market opportunities. We and our distributors are required to expend considerable resources to comply with the laws of foreign jurisdictions in which our products are sold. These legal, regulatory and other requirements, individually and in the aggregate, may impact our decisions regarding where to obtain or maintain our product registrations and the determination not to obtain or maintain a product registration in a certain country or territory may have a negative impact on our relationship with our distributors.
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

We depend on our officers and other skilled and experienced personnel to operate our business effectively. If we are not able to retain our current employees or recruit additional qualified personnel, our business will suffer and our future revenue and profitability will be impaired.
We are highly dependent on the skills and experience of our executive officers and key employees. We do not have any insurance in the event of the death or disability of our key personnel. In most cases, our officers and key employees may terminate their employment and work elsewhere without notice and without cause or good reason. Due to the specialized knowledge of each of our officers with respect to our products and operations, and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.
On May 2, 2018 we announced the appointment of John Onopchenko, previously our Chief Operating Officer, as our new Chief Executive Officer, succeeding John McDermott. We believe that Mr. Onopchenko’s skills and experience are important to the success of the Company. The loss of Mr. Onopchenko’s services could significantly affect our ability to operate and manage our business and could negatively affect our stock price.
We depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain anticipated FDA clearances and approvals, achieve market acceptance for our products and further develop products, while addressing our strategic objectives through the implementation and enhancement of effective planning, manufacturing and operating processes. We compete for talented personnel against companies with more expansive product offerings and greater technical and financial resources. Successfully managing our business will require us to attract and retain talented and experienced management and technical personnel, but there is no guaranty that we will be able to hire or retain such personnel.
If we fail to develop and retain our direct sales force, our business could suffer.
We have a direct sales force in the United States and in certain European countries. We also utilize a network of third-party distributors for sales outside of the United States. As we launch new products and increase our marketing efforts with respect to existing products, we will need to retain and develop our direct sales personnel to build upon their experience with our products, and their relationships with customers. There is significant competition for sales personnel experienced in relevant medical device sales and departure of high-performing sales personnel can lead to loss of revenues. If we are unable to attract, motivate, develop, and retain qualified sales personnel and thereby grow our sales force, we may not be able to maintain or increase our revenues.
The actions and omissions of our third-party distributors may cause us to incur revenue, compliance and other risk.
We depend in part on medical device distributors and strategic relationships for the marketing and selling of our products outside of the United States and outside of certain countries in Europe. We depend on these distributors’ efforts to market our products effectively and in accordance with all applicable laws, rules and regulations, yet we are unable to control their efforts completely. For instance, if our distributors fail to provide timely quality, regulatory or other required notifications, including with respect to adverse events or other matters potentially affecting patient safety, then we could incur risk, including the risk of non-compliance with applicable FDA regulations or the regulations of the foreign jurisdiction(s) in which the distributors sell our products and our business could suffer. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products, including marketing and promotion of our products in accordance with applicable laws and regulations. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.
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
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our Facility Agreement with Deerfield in respect of our $120,000,000 term loan from Deerfield, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business. Any deterioration in our key financial ratios, or non-compliance with certain financial, reporting, regulatory or other covenants or terms in existing or future loan or credit agreements, including the Facility Agreement with Deerfield, may result in an event of default under such agreements, which also could adversely affect our business and financial condition.
The occurrence of an event of default under our Facility Agreement with Deerfield could result in an increase to the applicable interest rate, an acceleration of all obligations, a requirement to repay all obligations in full and a right by Deerfield to exercise all remedies available to them. If we are unable to pay those amounts, Deerfield could proceed against the collateral granted to it pursuant to the Loan Agreement. and we may in turn lose access to our any sources of borrowing availability we may have. Any declaration of an event of default by Deerfield could also trigger an event of default under our outstanding convertible senior notes requiring the repayment of principal and interest outstanding under such notes.
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
The accounting method for convertible debt securities that may be settled in cash, such as our senior convertible notes, could have a material effect on our reported financial results.
In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our senior convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our senior convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of such notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the accretion of the discounted carrying value of our senior convertible notes to their face amount over the term of such notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the market price of our common stock.
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
The products we market have been cleared or approved by the FDA and international regulatory authorities for specific indications for use, including in specific AAA anatomies. Physicians have the discretion, however, to use our products outside of those cleared/approved indications for use, a practice known as “off-label” use. Off-label use of our and our competitors’ products by physicians is common in the AAA field. We receive substantial revenue from the sale of our products for use by physicians in cases outside of the cleared/approved indications for use. Though physicians in most countries, including the United States, have the discretion to engage in off-label use of our products, FDA laws and regulations prohibit us from promoting our products for an unapproved use.
Our internal policies and procedures are designed to achieve compliance with these and other applicable requirements, but FDA or other regulatory authorities could determine that our sales, marketing, and educational activities, when evaluated in connection with the use of our products in off-label procedures, constitute the unlawful promotion of our products for unapproved use. If we are deemed by the FDA or other regulatory bodies to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products in the United States or other jurisdictions, face significant fines and penalties, and be required to enter into onerous corporate integrity agreements, consent decrees or similar court or agency-imposed agreements. The imposition of any such fines, penalties or sanctions could affect our reputation and position within the industry and could materially and adversely affect our business, financial condition, results of operations and prospects, which in turn could cause our stock price to decline. Additionally, the use of our products for indications other than those cleared/approved by the FDA or international regulatory authorities may result in suboptimal outcomes that could harm our reputation in the marketplace among physicians and patients.
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
Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Economic Area are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the regulatory agency, or Competent Authority, in whose jurisdiction the incident occurred. Material noncompliance with these reporting requirements may subject the Company to adverse regulatory action, including but not limited to receipt of a Warning Letter from FDA.
Malfunction of our products could result in future voluntary corrective actions, including recalls, corrections, or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
We may be subject to federal, state and foreign healthcare fraud and abuse laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
Our operations may be directly or indirectly affected by various broad federal, state or foreign healthcare fraud and abuse laws. In particular, the federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. We are also subject to the federal HIPAA statute, which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters, and federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by PPACA regarding any “transfer of value” made or distributed to prescribers and other health care providers.
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
Under the terms of the merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. On June 17, 2014, we issued an additional 2.7 million shares of our common stock to the former stockholders of Nellix upon achievement of a revenue-based milestone. One additional regulatory related milestone remains, and the maximum aggregate number of shares of our common stock remaining issuable to the former Nellix stockholders upon our achievement of such regulatory milestone, or upon a change of control of our company prior to our achievement of such milestone, assuming the average per share closing price of our common stock (as determined under the terms of the Nellix merger agreement) is equal to or less than $4.50 at such time is 3.3 million shares.
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
The average daily trading volume in our common stock for the twelve months ended March 31, 2018 was approximately 899,831 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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

*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date:	May 9, 2018	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2018	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)