Form 10-Q
period 2018-06-30
ENDOLOGIX INC /DE/
filed 2018-08-09
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 3, 2018, there were 84,707,225 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$35,629	$57,991
Restricted cash	2,010	2,608
Accounts receivable, net allowance for doubtful accounts of $623 and $470, respectively.	32,431	32,294
Other receivables	481	418
Inventories	42,800	45,153
Prepaid expenses and other current assets	2,582	4,670
Total current assets	$115,933	$143,134
Property and equipment, net	17,703	19,212
Goodwill	120,883	120,927
Intangibles, net	78,398	80,403
Deposits and other assets	821	1,371
Total assets	$333,738	$365,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,184	$12,351
Accrued payroll	13,479	15,054
Accrued expenses and other current liabilities	16,461	16,002
Current portion of debt	17,752	17,202
Revolving line of credit	—	21
Total current liabilities	$60,876	$60,630
Deferred income taxes	201	201
Deferred rent	7,792	7,724
Other liabilities	2,284	3,877
Contingently issuable common stock	10,000	9,300
Debt	212,959	208,253
Total liabilities	$294,112	$289,985
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 170,000,000 and 135,000,000 shares authorized, respectively. 85,132,810 and 83,855,824 shares issued, respectively. 84,707,225 and 83,643,585 shares outstanding, respectively.	85	84
Treasury stock, at cost, 425,585 and 212,239 shares, respectively.	(3,705)	(2,942)
Additional paid-in capital	604,234	594,586
Accumulated deficit	(563,644)	(520,001)
Accumulated other comprehensive income	2,656	3,335
Total stockholders’ equity	$39,626	$75,062
Total liabilities and stockholders’ equity	$333,738	$365,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$44,740	$48,556	$87,024	$91,168
Cost of goods sold	15,136	16,332	29,094	30,302
Gross profit	29,604	32,224	57,930	60,866
Operating expenses:
Research and development	6,244	5,734	11,743	11,264
Clinical and regulatory affairs	3,728	2,740	7,299	6,575
Marketing and sales	21,116	23,781	42,841	49,681
General and administrative	14,022	7,904	24,391	16,777
Restructuring costs	—	(29)	233	137
Total operating expenses	45,110	40,130	86,507	84,434
Loss from operations	(15,506)	(7,906)	(28,577)	(23,568)
Other income (expense):
Interest income	2	28	5	72
Interest expense	(5,863)	(5,803)	(11,670)	(10,098)
Other income (expense), net	(683)	223	(320)	176
Change in fair value of contingent consideration related to acquisition	(1,800)	3,800	(700)	2,600
Loss on debt extinguishment	—	(6,512)	(2,270)	(6,512)
Total other income (expense)	(8,344)	(8,264)	(14,955)	(13,762)
Net loss before income tax expense	(23,850)	(16,170)	(43,532)	(37,330)
Income tax expense	(26)	(122)	(111)	(276)
Net loss	$(23,876)	$(16,292)	$(43,643)	$(37,606)
Other comprehensive income (loss) foreign currency translation	(552)	781	(679)	1,137
Comprehensive loss	$(24,428)	$(15,511)	$(44,322)	$(36,469)

Basic and diluted net loss per share	$(0.28)	$(0.20)	$(0.52)	$(0.45)
Shares used in computing basic and diluted net loss per share	84,462	83,247	84,112	83,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(43,643)	$(37,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	149	(89)
Depreciation and amortization	3,931	4,645
Stock-based compensation	7,286	6,188
Change in fair value of contingent consideration related to acquisition	700	(2,600)
Accretion of interest & amortization of deferred financing costs on debt	5,270	5,004
Non-cash foreign exchange (gain) loss	331	(206)
Loss on debt extinguishment	2,270	6,512
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(548)	3,470
Inventories	1,753	(2,174)
Prepaid expenses and other current assets	1,664	(762)
Accounts payable	809	(3,486)
Accrued payroll	(1,542)	(3,220)
Accrued expenses and other liabilities	(1,011)	(1,092)
Net cash used in operating activities	$(22,581)	$(25,416)
Cash flows from investing activities:
Maturities of marketable securities	—	11,000
Purchases of property and equipment	(411)	(833)
Net cash (used in) provided by investing activities	$(411)	$10,167
Cash flows from financing activities:
Cash paid for debt extinguishment	(1,310)	(2,515)
Net proceeds from revolving line of credit	(21)	24,297
Deferred financing costs	—	(6,285)
Proceeds from sale of common stock under employee stock purchase plan	997	1,681
Proceeds from issuance of debt	—	120,000
Repayment of debt	—	(66,613)
Minimum tax withholding paid on behalf of employees for restricted stock units and stock options	(290)	—
Proceeds from exercise of stock options	892	449
Net cash (used in) provided by financing activities	$268	$71,014
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(236)	632

Net (decrease) increase in cash and cash equivalents and restricted cash	$(22,960)	$56,397
Cash, cash equivalents and restricted cash, beginning of period	60,599	28,121
Cash, cash equivalents and restricted cash, end of period	$37,639	$84,518
Cash and cash equivalents, beginning of period	$57,991	$26,120
Restricted cash, beginning of period	2,608	2,001
Cash and cash equivalents, and restricted cash, beginning of period	$60,599	$28,121
Cash and cash equivalents, end of period	$35,629	$81,641
Restricted cash, end of period	2,010	2,877
Cash and cash equivalents, and restricted cash, end of period	$37,639	$84,518
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,960)	$56,397
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,405	$2,956
Cash paid for income taxes	$176	$565
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$10	$26
Fair value of warrants issued in connection with the Facility Agreement	$—	$14,704
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
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2018 and 2017, there were no related party transactions.
The interim financial data as of June 30, 2018 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the three and six months ended June 30, 2018, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.

2. Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company’s management evaluates its estimates, including those related to (i) collectibility of customer accounts; (ii) whether the cost of inventories can be recovered; (iii) the value of goodwill and intangible assets; (iv) realization of tax assets and estimates of tax liabilities; (v) likelihood of payment and value of contingent liabilities; and (vi) potential outcome of litigation. Such estimates are based on management’s judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management’s estimates.
For a complete summary of the Company’s significant accounting policies, please refer to Note 2, “Use of Estimates and Summary of Significant Accounting Policies”, in Part II, Item 8, of the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018. For an updated significant discussion of the Company’s accounting policy surrounding revenue recognition as a result of the implementation of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, please refer to Note 7 of the Notes to the Condensed Consolidated

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Financial Statements. There have been no other material changes to the Company’s significant accounting policies during the three months ended June 30, 2018.

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Production equipment, molds, and office furniture	$12,086	$12,118
Computer hardware and software	8,274	8,115
Leasehold improvements	15,535	15,499
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	941	743
Property and equipment, at cost	$36,836	$36,475
Accumulated depreciation	(19,133)	(17,263)
Property and equipment, net	$17,703	$19,212
Depreciation expense for property and equipment for the three months ended June 30, 2018 and 2017 was $1.0 million and $1.3 million, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense for property and equipment was $1.9 million and $2.7 million, respectively.

(b) Inventories
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$10,424	$12,226
Work-in-process	6,758	7,736
Finished goods	25,618	25,191
Total Inventories	$42,800	$45,153

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	June 30, 2018	December 31, 2017
Goodwill	$120,883	$120,927

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development	11,200	11,200

Finite lived intangibles
Developed technology	$67,600	$67,600
Accumulated amortization	(8,798)	(7,167)
Developed technology, net	$58,802	$60,433

Customer relationships	$7,500	$7,500
Accumulated amortization	(1,812)	(1,438)
Customer relationships, net	$5,688	$6,062

Intangible assets (excluding goodwill), net	$78,398	$80,403
The change in the carrying amount of goodwill for the six months ended June 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	120,927
Foreign currency translation adjustment	(44)
Balance at June 30, 2018	$120,883
Amortization expense for intangible assets for the three months ended June 30, 2018 and 2017 was $1.0 million and $1.0 million, respectively. For the six months ended June 30, 2018 and 2017, amortization expense for intangible assets was $2.0 million and $1.9 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2018	$2,006
2019	4,056
2020	4,179
2021	6,354
2022	8,894
2023 & Thereafter	39,001
Total	$64,490

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2018
Cash and cash equivalents	$35,629	$—	$—	$35,629
Restricted cash	$2,010	$—	$—	$2,010
Contingently issuable common stock	$—	$—	$10,000	$10,000
At December 31, 2017
Cash and cash equivalents	$57,991	$—	$—	$57,991
Restricted cash	$2,608	$—	$—	$2,608
Contingently issuable common stock	$—	$—	$9,300	$9,300

There were no re-measurements to fair value during the six months ended June 30, 2018 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended June 30, 2018.
(e) Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company measures the fair value of its 2.25% Convertible Senior Notes due 2018 and 3.25% Convertible Senior Notes due 2020 (collectively, the “Senior Notes”) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Senior Notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of the Senior Notes was $123.2 million as of June 30, 2018 and $131.2 million as of December 31, 2017.
The Company measures the fair value of its Term Loan with Deerfield Capital (see Note 6 of the Notes to the Condensed Consolidated Financial Statements) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Term Loan is determined by Level 3 inputs and is based primarily on unobservable inputs that are not corroborated by market data. The fair value of the Company’s Term Loan was $105.4 million as of June 30, 2018 and $101.9 million as of December 31, 2017.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the six months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of goods sold	$267	$304	$503	$473
Operating expenses:
Research and development	362	323	695	583
Clinical and regulatory affairs	256	160	432	420
Marketing and sales	706	1,283	1,820	2,341
General and administrative	2,674	1,164	3,836	2,371
Total operating expenses	$3,998	$2,930	$6,783	$5,715
Total	$4,265	$3,234	$7,286	$6,188

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(23,876)	$(16,292)	$(43,643)	$(37,606)
Shares used in computing basic and diluted net loss per share	84,462	83,247	84,112	83,087
Basic and diluted net loss per share	$(0.28)	$(0.20)	$(0.52)	$(0.45)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common stock options	213	574	252	636
Restricted stock awards	126	121	122	120
Restricted stock units	572	207	461	248
Total	911	902	835	1,004

Conversion of Senior Notes
As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, in December 2013, the Company issued $86.3 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2018 (the “2.25% Senior Notes”) in an underwritten public offering. In November 2015, the Company also issued $125.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) in an underwritten public offering. Upon any conversion, the 2.25% Senior Notes and/or 3.25% Senior Notes, (collectively the “Senior Notes”) may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

calculating the maximum dilutive impact, the Company presumed that the Senior Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive.

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

The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Conversion of the Notes	11,939	11,939	11,939	11,939
Deerfield Warrants	6,470	6,470	6,470	6,470
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
The 2.25% Senior Notes Indenture contains customary terms and covenants and events of default with respect to the 2.25% Senior Notes. If an event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2.25% Senior Notes may declare the principal amount of the 2.25% Senior Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to the Company, the principal amount of the 2.25% Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.
The Company was not required to separate the conversion option in the 2.25% Senior Notes under ASC 815, “Derivatives and Hedging”, and has the ability to settle the 2.25% Senior Notes in cash, common stock or a combination of cash and common stock, at its option. In accordance with cash conversion guidance contained in ASC 470-20, “Debt with Conversion and Other Options”, the Company accounted for the 2.25% Senior Notes by allocating the issuance proceeds between the liability and the equity component. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s nonconvertible debt borrowing rate. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 2.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $66.9 million resulting in a $19.3 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the 2.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs as a reduction of the 2.25% Senior Convertible Notes, to be subsequently amortized as interest expense over the term of the 2.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
On April 3, 2017, the Company entered into the Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan to the Company up to $120 million, subject to the terms and conditions set forth in the Facility Agreement. The Company used a portion of the proceeds from the Term Loan to repurchase $68 million aggregate principal amount of outstanding 2.25% Senior Notes, plus the accrued but unpaid interest thereon, from the holders thereof in privately negotiated transactions. Refer to the section entitled “Deerfield Facility Agreement” below for further discussion. The embedded conversion option of the 2.25% Senior Notes,

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

which was originally recorded in additional paid-in capital, was reduced by $2.2 million. Additionally, $3.2 million related to the reduction of outstanding principal related to the 2.25% Senior Notes was charged to loss on debt extinguishment on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of June 30, 2018, the Company had outstanding borrowings of $17.8 million, and deferred financing costs of $0.1 million, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $1.1 million to $1.5 million through maturity.
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
Upon issuance and through December 31, 2015, the Company was not required to separate the conversion option from the 3.25% Senior Notes under ASC 815, ”Derivatives and Hedging”. However, because the Company has the ability to settle the 3.25% Senior Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 3.25% Senior Notes by

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion option. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 3.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $97.8 million resulting in a $27.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 3.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs as a reduction of the 3.25% Senior Convertible Notes, to be subsequently amortized as interest expense over the term of the 3.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
As of June 30, 2018, the Company had outstanding borrowings of $110.7 million, and deferred financing costs of $1.5 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $9.1 million to $10.7 million through maturity.
MidCap Credit Facility
On July 29, 2016, the Company entered into a credit and security agreement with MidCap Financial Trust (“MidCap”), as agent for the lenders party thereto and as a lender, whereby the Company could borrow up to the lesser of $50.0 million or its applicable borrowing base of asset-based revolving loans (the “MidCap Credit Facility”). All amounts owing under the MidCap Credit Facility accrued interest at a rate equal to the LIBOR Rate plus four and one tenth percent (4.10%). For purposes of the MidCap Credit Facility, LIBOR Rate meant a per annum rate of interest equal to the greater of (a) one half of one percent (0.50%) and (b) the rate determined by MidCap by dividing (i) the Base LIBOR Rate, meaning the base London interbank offer rate for the applicable interest period, by (ii) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement then imposed under Regulation D of the Board of Governors of the Federal Reserve System for “Eurocurrency Liabilities” (as defined therein).
The MidCap Credit Facility was secured by substantially all of the Company’s assets, excluding its intellectual property (“Collateral”), and placed customary limitations on indebtedness, liens, distributions, acquisitions, investments, and other activities of the Company in a manner designed to protect the Collateral.
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
In conjunction with the Company’s termination of the Company’s prior credit facility with Bank of America and concurrent entry into a credit and security agreement with MidCap in July 2016, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Condensed Consolidated Balance Sheet.
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
As of June 30, 2018, the Company had outstanding borrowings of $107.8 million, and deferred financing costs of $4.1 million, related to the Term Loan. Annual interest expense on these notes will range from $1.5 million to $12.7 million through maturity.
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
Credit and Security Agreement
On the Agreement Date, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Deerfield ELGX Revolver, LLC (“Deerfield Revolver”) pursuant to which the Company could borrow up to the lesser of $50 million or its applicable borrowing base from time to time prior to March 31, 2020 (the “Revolver”). Any outstanding principal under the Revolver will accrue interest at a rate equal to 3-month LIBOR (with a 1% floor) plus 4.60%, payable monthly in arrears on the first business day of the immediately succeeding calendar month and on the maturity date. The Company is subject to other fees in addition to interest on the outstanding principal amount under the Revolver, including in connection with an early termination of the Revolver.
As described above, the Revolver replaced the Company’s $50.0 million asset-based revolving line of credit with MidCap Financial Trust. As a result, the Company recorded $1.2 million in deferred financing costs related to the Revolver and presented these costs in other assets, to be subsequently amortized as interest expense over the term of the Revolver, on the Company’s Condensed Consolidated Balance Sheets. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Term Loan.
In conjunction with the Company’s entry into the Credit Agreement, the Company entered into a corporate credit card agreement whereby the Company is required to maintain a $2.0 million deposit in favor of the credit card issuer. The deposit account related to these credit cards will be presented as restricted cash on the Company’s Condensed Consolidated Balance Sheets.
As of December 31, 2017, the Company was not in compliance with the required minimum net revenue threshold set forth in the Credit Agreement. On January 5, 2018, the Company delivered a notice of termination to Deerfield for the Revolver under the Credit Agreement. The termination of the Revolver was effective on January 12, 2018 (the “Termination Date”) and required the Company to pay $1.3 million in termination fees. Additionally, the Company wrote off $1.0 million in unamortized deferred financing costs as of the Termination Date. The total of $2.3 million was charged to loss on debt extinguishment on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

	Three Months Ended June 30,			Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2018			2017			2018			2017
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$28,416	$1,570	$29,986	$31,473	$433	$31,906	$57,286	$2,075	$59,361	$61,985	$810	$62,795
International	5,850	8,904	14,754	5,934	10,716	16,650	11,392	16,271	27,663	10,712	17,661	28,373
Total Revenue	$34,266	$10,474	$44,740	$37,407	$11,149	$48,556	$68,678	$18,346	$87,024	$72,697	$18,471	$91,168
(d) Transitional Disclosures

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU ”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for the Company on January 1, 2018. The new revenue standard permits the use of either the full retrospective or modified retrospective transition method; these methods may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company adopted the new revenue standard in the first quarter of 2018 utilizing the modified retrospective adoption method. The new revenue standard has been applied to all contracts at the date of initial application. The Company did not record a cumulative adjustment to the opening balance of retained earnings for the Company’s first quarter of 2018 financial statements.

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

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of June 30, 2018:

Remainder of 2018	$1,825
2019	3,671
2020	3,821
2021	3,736
2022	3,813
2023 and thereafter	18,021
Total	$34,887

Facilities rent expense for the three months ended June 30, 2018 and 2017 was $0.8 million and $1.0 million, respectively.  For the six months ended June 30, 2018 and 2017 facilities rent expense was $1.8 million and $1.9 million, respectively.
(b) Employment Agreements and Retention Plan
The Company has employment agreements with certain of its executive officers under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, death or disability or termination by the employee for good reason (collectively, an “Involuntary Termination”) prior to, upon or following a change in control of the Company. The severance payment will generally be in a range of six to twenty-four months of the employee’s then current salary for an Involuntary Termination prior to a change in control of the Company, and will generally be in a range of eighteen to twenty-four months of the employee’s then current salary for an Involuntary Termination upon or following a change in control of the Company. In addition, the outstanding unvested equity awards held by certain executive officers will become fully vested upon or following a change in control of the Company.
(c) Legal Matters
The Company is from time to time involved in various claims and legal proceedings of a nature it believes is normal and incidental to a medical device business. These matters may include product liability, intellectual property, employment, and other general claims. Such cases and claims may raise complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. The Company accrues for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.
LifePort Sciences LLC v. Endologix, Inc.
On December 28, 2012, LifePort Sciences, LLC (“LifePort”) filed a complaint against the Company in the U.S. District Court, District of Delaware, alleging that certain of the Company’s products infringe U.S. Patent Nos. 5,489,295, 5,676,696, 5,993,481, 6,117,167, 6,302,906, and 8,192,482, which were alleged to be owned by LifePort. On March 17, 2016, the Company entered into a Settlement and Patent License Agreement with LifePort (the “Settlement Agreement”) whereby LifePort granted the Company license rights to patents in exchange for a settlement of $4.7 million. The Settlement Agreement resolved this litigation and fully and finally released the Company and LifePort from any claims arising out of or in connection with the litigation or the subject patents. The Settlement Agreement also contained a covenant not to sue for other patents owned by LifePort. However, since the subject patents were all expired and the Company was not currently using and has no plans to use

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

the other patents owned by LifePort in products that could reach technological feasibility during the covenant not to sue period, there is no alternative future use and the full amount was recorded as settlement costs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
Steven M. Ortiz v. Endologix, Inc.
On September 9, 2016, former employee Steven M. Ortiz filed a class action lawsuit against the Company in Orange County Superior Court, claiming the Company’s failure to pay all overtime wages owing; failure to provide meal periods and failure to pay meal period premiums; failure to pay all wages owed at time of termination seeking waiting time penalties under Labor Code section 203; failure to provide accurate wage statements; violations of Business and Professions Code section 17200 and alleging claims for penalties under the Private Attorneys General Act of 2004. While the Company contested the allegations asserted in the litigation, a mediation was held on February 24, 2017 at which time the parties agreed to settle the case for $750,000. The court gave final approval to the settlement agreement and the $750,000 in settlement funds that were deposited with the Class Administrator have been distributed. On July 16, 2018, the court issued an order closing the case.
Stockholder Securities Litigation
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to U.S. Food and Drug Administration Premarket Approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint and on March 12, 2018, the Company filed its Motion to Dismiss lead plaintiff’s Second Amended Complaint. The hearing on the Company’s Motion to Dismiss lead plaintiff’s Second Amended Complaint has been set for August 10, 2018. The Company believes these lawsuits are without merit and continues to defend itself vigorously.
Stockholder Derivative Litigation
As of June 11, 2017, four shareholders have filed derivative lawsuits on behalf of Endologix, the nominal plaintiff, based on allegations substantially similar to those alleged by lead plaintiff in Nguyen. Those actions consist of: Sindlinger v. McDermott et al., Case No. BC662280 (Los Angeles Superior Court); Abraham v. McDermott et al., Case No. 30-2018-00968971-CU-BT-CSC (Orange County Superior Court); and Green v. McDermott et al., Case No. 8:17-cv-01155-AB (PLAx), which has been consolidated with Cocco v. McDermott et al., Case No. 8:17-cv-01183-AB (PLAx) (C.D. Cal.). The Company believes these lawsuits are without merit and continues to defend itself vigorously.

SEC Investigation
On July 31, 2017, the Company learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its Food and Drug Administration (“FDA”) pre-market approval. The Company is fully cooperating with the investigation, but cannot predict its outcome or the timing of the investigation’s conclusion.

9. Contingently Issuable Common Stock
On October 27, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nepal Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Nellix, Inc. (“Nellix”), certain of Nellix’s stockholders named therein and Essex Woodlands Health Ventures, Inc., as representative of the former Nellix stockholders. On December 10, 2010 (the “Nellix Closing Date”), the Company completed the merger (the “Merger”) of Merger Sub with and into Nellix pursuant to the terms of the Merger Agreement. The purchase price consisted of 3.2

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

million shares of the Company’s common stock, issuable to the former Nellix stockholders as of the Nellix Closing Date, then representing a value of $19.4 million. Under the agreement, additional payments, solely in the form of shares of the Company’s common stock (the “Contingent Payment”), could be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”).
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
As of June 30, 2018 the Company’s stock price last closed at $5.66 per share. Thus, had the PMA Milestone been achieved on June 30, 2018 the Contingent Payment would have comprised 2.6 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $4.50), representing a value of $14.9 million.
The value of the Contingent Payment is derived using a discounted income approach model, with a range of probabilities and assumptions related to the timing and likelihood of achievement of the PMA Milestone (which include Level 3 inputs - see Note 3(e) and the Company’s stock price (Level 1 input) as of the balance sheet date). These varying probabilities and assumptions and changes in the Company’s stock price have required fair value adjustments of the Contingent Payment in periods subsequent to the Nellix Closing Date.
The Contingent Payment fair value will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the “earn-out period,” as defined within the Nellix purchase agreement. Adjustments to the fair value of the Contingent Payment are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Fair Value of Contingently Issuable Common Stock
December 31, 2017	$9,300
Fair Value Adjustment of Contingent Payment for the six months ended June 30, 2018	700
June 30, 2018	$10,000

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $26 thousand and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes of $0.1 million and $0.3 million, respectively. The Company’s ETR was (0.1)% and (0.7)% for the three months ended June 30, 2018, and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company’s ETR was (0.3)% and (0.7)%, respectively. The Company’s ETR for the three and six months ended June 30, 2018 differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

On December 22, 2017, the President of the United States signed into law reforms of the US tax code (the “Tax Reform Act”). The legislation significantly changes US tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  The Company recorded provisional  amounts as of December 31, 2017 related to the Tax Reform Act under guidance set forth in Staff Accounting Bulletin No. 118 (“SAB 118”). These amounts have not been adjusted as of June 30, 2018, and the Company will continue to monitor any changes to the provisional amounts during the measurement period or until the accounting is complete. However, the Company does not anticipate any material impact to the financial statement due to the full valuation allowance.

11. Restructuring Charges
In the six months ended June 30, 2018, the Company recorded $0.2 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
As of June 30, 2018, the Company estimates that it will incur a total of $12.8 million in restructuring charges upon the completion of the plan, of which $12.8 million has already been incurred since the first quarter of 2016.
The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the six months ended June 30, 2018:

One-time Termination Benefits
Accrual balance as of December 31, 2017	$1,008
Restructuring charges	233
Utilization	(825)
Accrual balance as of June 30, 2018	$416
The accrual balance as of June 30, 2018 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

12. Subsequent Events
Credit Agreement
On August 9, 2018 (the “New Agreement Date”), the Company entered into a Credit Agreement (the “New Credit Agreement”) with Deerfield Revolver, pursuant to which the Company may borrow up to the lesser of $50 million or its applicable borrowing base from time to time prior to April 2, 2022 (the “ABL Facility”). The borrowing base consists of eligible accounts, eligible inventory and eligible equipment. On the New Agreement Date, availability under the ABL Facility was $24.0 million. Any outstanding principal under the ABL Facility will accrue interest at a rate equal to LIBOR (with a 1% floor) plus 5.50% payable in cash. Interest is payable in cash, monthly in arrears on the first business day of the immediately succeeding calendar month and on the maturity date. The interest rate will accrue on a minimum amount of $9,750,000, whether or not such amount is drawn (which amount will not be subject to a commitment fee). The Company is subject to other fees in addition to interest on the outstanding principal amount under the ABL Facility, including a commitment fee of $500,000 (payable $200,000 upon closing, $200,000 on the first anniversary of the closing and $100,000 on the second anniversary of the closing), and a $1,000,000 fee upon the expiration of the ABL Facility. The New Credit Agreement has a $22.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. The New Credit Agreement also contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

dispose of assets outside the ordinary course of business. The Company’s obligations under the New Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Amended Facility Agreement (as described below).
Amended and Restated Facility Agreement
Also on August 9, 2018, the Company entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Deerfield Private Design Fund IV, L.P. and certain of its affiliates (collectively, “Deerfield”), in order to, among other things, allow for the Company’s entry into the New Credit Agreement and the transactions contemplated therein. The Amended Facility Agreement amends and restates in its entirety the Company’s prior Facility Agreement, dated April 3, 2017 with Deerfield (the “Prior Facility Agreement”).
In connection with entering into the Amended Facility Agreement, Deerfield and the Company have cancelled and extinguished the $40.5 million principal amount 3.25% Senior Note held by Deerfield in exchange for an additional $40.5 million of indebtedness under the Amended Facility Agreement. Such amounts are being amortized $20.25 million on April 2, 2022 and $20.25 million on April 2, 2023.
Accordingly, the amount outstanding under the Amended Facility Agreement has been increased to a total of $160.5 million.
Any outstanding principal under the Amended Facility Agreement will accrue interest at a rate equal to 5.00% payable in cash and 4.75% payable in kind. The Amended Facility Agreement contains the same operating covenants applicable to the New Credit Agreement.

The Company may issue up to a maximum of 2,526,800 shares of the Company’s common stock to Deerfield pursuant to the Amended Facility Agreement in lieu of paying cash to satisfy a portion of its obligation to pay interest owed to Deerfield. Each share of the Company’s common stock issued to Deerfield in respect of an obligation to pay interest will be valued at 96% of the lesser of the (i) trailing ten (10) day volume weighted average price per share ending on the last trading date prior to issuance and (ii) the last closing bid price of the Company’s common stock on the last trading date prior to issuance.
The Company’s obligations under the Amended Facility Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the New Credit Agreement.
The Amended Facility Agreement contains various representations and warranties, events of default, and affirmative and negative covenants substantially similar to those contained in the New Credit Agreement.

Pursuant to the Amended Facility Agreement, Deerfield has the right, but not the obligation, to convert a portion of the outstanding principal amount of the loan into shares of the Company’s common stock at 96% of the trailing three (3) day volume weighted average price per share on the date of conversion into a maximum of 14,300,000 shares of the Company’s common stock. The first $60 million of the principal amount of the loan (or exercise price of the Warrants elected to be paid through a reduction in principal, as described below) converted into the Company’s common stock will be credited first against principal and payable in kind interest payments due in 2021 and then against principal and payable in kind interest payments due in 2022. Any additional amounts will be split between principal and payment in kind interest payments due in 2022 and 2023.

The Company also agreed to pay Deerfield a $6,113,750 fee upon the termination of the Amended Facility Agreement and to reimburse Deerfield for all reasonable out-of-pocket expenses incurred by Deerfield in connection with the negotiation and documentation of the New Credit Agreement and the Amended Facility Agreement.
Warrants
In connection with the execution of the Amended Facility Agreement, the Company issued to Deerfield warrants to purchase an aggregate of 8,750,001 shares of common stock of the Company at an exercise price equal to $4.71 per share (the “New Deerfield Warrants”). The number of shares of common stock of the Company into which the New Deerfield Warrants are exercisable and the exercise price of the New Deerfield Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The New Deerfield Warrants expire on the seventh anniversary of the New Agreement Date. The holders of the New Deerfield Warrants may exercise the New Deerfield Warrants for cash, on a cashless basis, or by reduction of the principal owed to Deerfield pursuant to the Amended Facility Agreement.

Restructuring Activities

In August 2018, the Company continued its restructuring activities including restructuring certain aspects of its business and operations to re-prioritize its sales and marketing efforts, rationalize its international presence and related expenses, streamline its workforce and take other measures to increase efficiencies, decrease its cash consumption and decrease its cost to serve, while refocusing its business on strong execution of its core strategies. The Company has recently determined to streamline and restructure certain of its operations and implement certain management changes. These plans have resulted in significant changes in the composition of the senior management team.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,”, “projects,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	continued market acceptance, use and endorsement of our products;

•	quality control problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to grow and maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	our ability to grow product revenues;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, misuse or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source suppliers for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions.

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2018, and in our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2018, filed with the SEC on May 9, 2018, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

Overview
Our Business
We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally invasive endovascular treatment of abdominal aortic aneurysms (“AAA”). Our AAA products are built on one of two platforms:

•	Traditional minimally-invasive endovascular aneurysm repair (“EVAR”); and

•	Endovascular aneurysm sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens.
Our current EVAR products include the AFX® Endovascular AAA System (“AFX System”), the VELA® Proximal Endograft (“VELA”), and the Ovation® Abdominal Stent Graft System (“Ovation System”). Our current EVAS product is the Nellix® Endovascular Aneurysm Sealing System (“Nellix EVAS System”). We sell our EVAR platforms (including extensions and accessories) directly to hospitals in the United States, Canada, New Zealand, South Korea and Europe, and our EVAS platform directly to hospitals in New Zealand and Europe. We sell our EVAR and EVAS platforms (including extensions and accessories) through third-party distributors and agents in Asia, Europe, South America and in other parts of the world. Such sales of our EVAR and EVAS platforms provide the sole source of our reported revenue.
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Business,” for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition

•	Product Developments and Clinical Trials
When used in this report, “we,” “our,” “us” or “Endologix,” refer to Endologix, Inc. and our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. Endologix®, AFX®, Duraply®, VELA®, IntuiTrak®, ActiveSeal®, Nellix®, Ovation®, Ovation Prime®, Ovation Alto®, and CustomSeal® are registered trademarks of Endologix, Inc. or its subsidiaries.
We have obtained CE Mark approval for the Nellix EVAS System, and it is commercially available in the European Union and certain other countries. In the United States, the Nellix EVAS System is approved as an investigational device only. Ovation Alto, our next generation Ovation System device, is approved as an investigational device only, and is not currently approved in any market.
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

Subsequently, the two-year results from the trial were published in the Journal of Vascular Surgery in March 2018. This data was previously announced in June 2017 at the Society of Vascular Surgery Vascular Annual Meeting (“VAM”). Key highlights from the Nellix U.S. IDE trial two-year clinical data are included below:

•	Freedom from all endoleaks (95%), rupture (99%), all-cause mortality (94%), and cardiovascular mortality (99%), among all patients.

•	Highest freedom of type II endoleaks, of 97%, ever reported at two years, among all patients.

•	When applying the refined IFUs for Nellix, patients at the two-year follow-up demonstrated 96% freedom from Type IA endoleak, migration >10mm, and sac growth.

•
EVAS2 IDE - In May 2017, we announced the decision to seek FDA approval of the Nellix EVAS System by conducting a confirmatory clinical study with the refined IFU and the Company’s next generation Nellix device design, or the Gen2 Nellix EVAS System. The Gen2 Nellix EVAS System incorporates design improvements to enhance ease of use and offers physicians more sizes to treat more patients with AAA. In October 2017, we announced our receipt of IDE approval from the FDA to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Gen2 Nellix EVAS System for the endovascular treatment of infrarenal AAA. The EVAS2 IDE Multicenter Safety and Effectiveness Confirmatory Study (“EVAS2”) will prospectively evaluate the refined IFU and the Nellix Gen2 EVAS System. The study is approved to enroll up to 90 primary patients, with one-year follow-up data required for the pre-market approval (“PMA”) application. We commenced EVAS2 patient enrollment in March 2018.

•
EVAS FORWARD Global Registry - This registry is designed to provide real world clinical results to demonstrate the effectiveness and applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013, and in September 2014, we announced completion of patient enrollment in the EVAS FORWARD Global Registry. In November 2016, we announced positive two-year results on 300 patients from the EVAS FORWARD Global Registry at the annual VEITH meeting. The following outcomes were presented at the meeting:

•37% of the patients had complex anatomies;
•98% freedom from any persistent endoleaks at latest follow-up;
•No secondary interventions for Type II endoleaks;
•97% freedom from aneurysm-related mortality; and
•99% freedom from cardiovascular mortality

In 2017, we commenced the EVAS FORWARD Global Registry 2, a post market evaluation of the Nellix Gen2 EVAS System, our second generation device design.

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

Refined IFU - In September 2017, we announced CE Mark approval for the Nellix EVAS System with the refined IFU. The Nellix EVAS System is being studied in the U.S. under an IDE. Following a thorough review of supporting clinical data, the Company’s Notified Body in the European Union, together with an independent clinical reviewer, determined that the Nellix EVAS System, with the refined IFU, met the applicable safety and clinical performance requirements. As a result of these evaluations, the Notified Body granted a CE Mark for the Nellix EVAS System with the refined IFU.
In April 2018, we announced the results of a study, which was presented by Marc Schermerhorn, M.D., Chief of Vascular Surgery at Beth Israel Deaconess Medical Center, at the Late-Breaking Aortic Trials Session during the Charing Cross 40th International Symposium. This retrospective, propensity-weighted study compared long-term survival for the Nellix® EndoVascular Aneurysm Sealing (EVAS) System with traditional endovascular aneurysm repair (EVAR). The study reported significantly higher three-year survival for EVAS patients as compared to EVAR patients. Those patients with larger aneurysms

(greater than 5.5 cm in diameter) treated with EVAS had half the mortality at three years as compared to those treated with traditional EVAR systems. The retrospective study included 333 EVAS patients from the original Nellix US IDE Trial and 15,431 patients from the Society for Vascular Surgery Vascular Quality Initiative, all of whom were treated between 2014 and 2016. The patients were propensity weighted for abdominal aortic aneurysm (AAA) size, patient demographics, and cardiovascular risk factors. The primary outcome was overall survival, with a secondary analysis of overall survival stratified by aneurysm size.
AFX System
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
In September 2014, we announced a new clinical study called Looking at EVAR Outcomes by Primary Analysis of Randomized Data (“LEOPARD”). This study was designed to compare outcomes of the AFX System versus other commercially available EVAR devices. We designed the LEOPARD study to randomize and enroll up to 600 patients at 60 leading centers throughout the United States and commenced enrollment in the first quarter of 2015. The centers were a mix of our current and new customers, with each investigator selecting one competitive device to randomize against AFX. The LEOPARD study is being led by an independent steering committee of leading physicians who are involved with the study and responsible for presenting the results over the five-year follow-up period.
Positive interim results from LEOPARD were announced in March 2018 at the Society of Clinical Vascular Surgery annual meeting. Based upon the patients that have completed their one-year follow-up, freedom from Aneurysm Related Complications (“ARC”) with AFX/AFX2 is 90.9%, compared to 87.8% with other devices. These preliminary results demonstrate similar outcomes between the endografts under investigation. In addition, there have been no reported Type III endoleaks for any of the devices in the study. AFX/AFX2, however, remains the only device that preserves the patient’s aortic bifurcation. Based upon the anticipated number of additional patients required to prove superiority, we stopped further randomization in the LEOPARD study and plan to continue to follow enrolled patients for the planned five years.
In December 2015, we announced that the AFX Endovascular AAA System for the treatment of AAA received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”).
In February 2016, we announced the completion of the first United States commercial implant of AFX2, which reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates peripheral EVAR, or PEVAR, by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together our ActiveSeal® technology, DuraPly® PTFE graft material and VELA Proximal Endograft, into an integrated new EVAR system.
In December 2016, we received notice from our Notified Body in the European Union that the CE Mark for AFX and AFX2 would be suspended due to reports of Type III endoleaks with AFX with Strata graft material (“AFX Strata”), a prior generation of the AFX device. We had, for our current generation of AFX products, implemented device and graft material improvements and updated IFUs resulting in a substantial reduction in reported Type III endoleaks. We provided documentation of the foregoing reduction in Type III endoleaks to our Notified Body. In January 2017, we received notice from our Notified Body that the CE Mark for AFX and AFX2 had been re-instated, effective immediately.
Additionally, in December 2016, we placed a temporary hold on shipments of AFX and AFX2 to complete an investigation of quality concerns with some sizes of these devices. Subsequently, we removed the temporary hold and resumed shipments of all sizes of AFX and the smaller diameter sizes of AFX2 and initiated a voluntary recall of (i) the small remaining quantity of original AFX Strata, and (ii) the larger diameter sizes of AFX2. In January 2017, we removed the temporary hold and resumed shipments of the remaining larger diameter sizes of AFX2.
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
In May 2011, we initiated a three-year European Post Market Registry to enroll 500 patients across 30 European centers. Enrollment ended in December 2013. In January 2017, we announced positive three-year results from the Ovation EU Post Market Registry. The data was presented at the 2017 LINC meeting and showed that the Ovation System has the broadest range of patient applicability on Instructions for Use of all commercially available infrarenal endovascular AAA devices. The resulting outcomes included:

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

In October 2014, we initiated the LIFE Study to illustrate the potential advantages of a fast track protocol including PEVAR, no general anesthesia, no time in ICU and a one night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In September 2016, we announced the results of the one-month clinical data from the LIFE Study that demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days. The following are highlights of the presentation, with outcomes covering one-month follow-up:

•	Low major adverse event (MAE) rate of 0.4%;

•	No ruptures, conversion, or secondary interventions;

•	99% and 100% freedom from type I and type III endoleaks, respectively;

•	Fast-Track completed in 216 (87%) patients, with positive results compared to non-Fast-Track patients;

•	Procedure time of 84 minutes vs. 110 minutes;

•	General anesthesia use 0% vs. 18%;

•	ICU stay 0% vs. 32%; and

•	Mean hospital stay 1.2 days vs. 1.9 days.
In August 2015, we enrolled the first subject in the LUCY Study, a multi-center post-market registry designed to explore the clinical benefits associated with EVAR using the Ovation Abdominal Stent Graft Platform in female patients with AAA, as compared to males. It was the first prospective study evaluating EVAR in females, a population that has historically been underrepresented in EVAR clinical trials. We announced completion of enrollment of 225 patients in the LUCY study in February 2017. The 30-day LUCY data showed that, in women, the ultra-low profile (14F) Ovation System device resulted in:

•	At least 28% greater EVAR eligibility for women with AAA;

•	1.3% major adverse events, the lowest rate reported for EVAR, compared to other contemporary, prospective, post-market registries;

•	No deaths;

•	No proximal endoleaks;

•	No limb occlusion;

•	Low readmission rate of 3.9%; and

•	100% procedural success.

In June 2018 at the VAM, the 1-year results of the LUCY Study were announced in the late-breaking clinical trial session. High technical success was reported in both the female and male arms of the study. In addition, the 1-year outcomes of freedom from conversion, rupture, AAA-related mortality and device-related reintervention were similar between the two arms.

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
In March 2017, we announced the enrollment of the first patients in the Expanding Patient Applicability with Polymer Sealing Ovation Alto Stent Graft (“ELEVATE”) IDE clinical study, our pivotal clinical trial to evaluate the safety and effectiveness of Ovation Alto for the repair of infrarenal AAAs. The ELEVATE IDE clinical trial is approved to enroll 75 patients at up to 16 centers in the United States. In February 2018, we announced the final patient enrollment in the ELEVATE IDE clinical study.
In March 2018, we announced the first results from ENCORE, a pooled, global analysis of six prospective clinical trials and registries studying polymer endovascular aneurysm repair (Polymer EVAR) using Ovation® Abdominal Stent Graft Systems. ENCORE is a pooled retrospective analysis of the six prospective clinical trial and registries and encompasses 1,296 patients, 160 centers and 339 investigators in the U.S., Europe and Latin America. Median patient follow-up across all ENCORE registries and trials was 883 days (range 30 days to five years). At five years, the ENCORE analysis included the following results for Ovation based on the available data:

•99% freedom from AAA-related mortality;
•99% freedom from conversion;
•99% freedom from rupture;
•98% freedom from reintervention for Type 1a endoleak; and
•93% freedom from all device-related reintervention.
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

Results of Operations
Operations Overview - Three and Six Months Ended June 30, 2018 versus 2017
The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenue	$44,740	100.0%	$48,556	100.0%	$87,024	100.0%	$91,168	100.0%
Cost of goods sold	15,136	33.8%	16,332	33.6%	29,094	33.4%	30,302	33.2%
Gross profit	29,604	66.2%	32,224	66.4%	57,930	66.6%	60,866	66.8%
Operating expenses:
Research and development	6,244	14.0%	5,734	11.8%	11,743	13.5%	11,264	12.4%
Clinical and regulatory affairs	3,728	8.3%	2,740	5.6%	7,299	8.4%	6,575	7.2%
Marketing and sales	21,116	47.2%	23,781	49.0%	42,841	49.2%	49,681	54.5%
General and administrative	14,022	31.3%	7,904	16.3%	24,391	28.0%	16,777	18.4%
Restructuring costs	—	—%	(29)	(0.1)%	233	0.3%	137	0.2%
Total operating expenses	45,110	100.8%	40,130	82.6%	86,507	99.4%	84,434	92.6%
Loss from operations	(15,506)	(34.7)%	(7,906)	(16.3)%	(28,577)	(32.8)%	(23,568)	(25.9)%
Total other income (expense)	(8,344)	(18.6)%	(8,264)	(17.0)%	(14,955)	(17.2)%	(13,762)	(15.1)%
Net loss before income tax expense	(23,850)	(53.3)%	(16,170)	(33.3)%	(43,532)	(50.0)%	(37,330)	(40.9)%
Income tax expense	(26)	(0.1)%	(122)	(0.3)%	(111)	(0.1)%	(276)	(0.3)%
Net loss	$(23,876)	(53.4)%	$(16,292)	(33.6)%	$(43,643)	(50.2)%	$(37,606)	(41.2)%
Comparison of the Three Months Ended June 30, 2018 versus 2017         `
Revenue

	Three Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Revenue	$44,740	$48,556	$(3,816)	(7.9)%

US Sales. Net sales totaled $30.0 million in the three months ended June 30, 2018, a 6.0% decrease from 31.9 million in net sales in three months ended June 30, 2017, driven by a decline in sales of our AFX products due to slower than expected customer recapture partially offset by sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $14.8 million in the three months ended June 30, 2018, a 11.4% decrease from $16.7 million in net sales of products in our international regions in the three months ended June 30, 2017. The decrease was primarily driven by decline in Nellix sales reflecting the narrowed IFU. Our international sales for the three months ended June 30, 2018 included a favorable foreign currency impact of approximately $0.5 million when compared to the net sales for the three months ended June 30, 2017, which had a 2.8% unfavorable impact on the growth rate representing constant currency decrease of 14.1%.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Cost of goods sold	$15,136	$16,332	$(1,196)	(7.3)%
Gross profit	29,604	32,224	(2,620)	(8.1)%
Gross margin percentage (gross profit as a percent of revenue)	66.2%	66.4%
Gross margin percentage for the three months ended June 30, 2018 decreased to 66.2% from 66.4% for the three months ended June 30, 2017. The decrease in cost of goods sold was attributable to lower revenue in the three months ended June 30, 2018 compared to prior year period.
Operating Expenses

	Three Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Research and development	$6,244	$5,734	$510	8.9%
Clinical and regulatory affairs	3,728	2,740	988	36.1%
Marketing and sales	21,116	23,781	(2,665)	(11.2)%
General and administrative	14,022	7,904	6,118	77.4%
Restructuring costs	—	(29)	29	(100.0)%
Research and Development. The $0.5 million increase in research and development expenses for the three months ended June 30, 2018, as compared to the prior year period, was attributable to the timing of project spending.
Clinical and Regulatory Affairs. The increase in clinical and regulatory affairs expenses for the three months ended June 30, 2018, as compared to the prior year period, was driven by investments in the EVAS2 IDE trial and higher regulatory outside service spend.
Marketing and Sales. The $2.7 million decrease in marketing and sales expenses for the three months ended June 30, 2018, as compared to the prior year period, was attributable to lower headcount and decrease in commission expense.
General and Administrative. The $6.1 million increase in general and administrative expenses for the three months ended June 30, 2018, as compared to the prior year period was primarily attributable to increase in the costs related to the transition of our Chief Executive Officer and ongoing litigation expenses.
Restructuring Costs. The $29 thousand increase in restructuring costs for the three months ended June 30, 2018, as compared to the prior year period, was attributable to the continuation of our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth.
Other income (expense), net

	Three Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(8,344)	$(8,264)	$(80)	1.0%
Other Income (Expense), Net. Other expense of $8.3 million for the three months ended June 30, 2018 consists primarily of interest expense of $5.9 million, and unfavorable change in fair value of contingent consideration related to the Nellix acquisition of $1.8 million. Other expense of $8.3 million for the three months ended June 30, 2017 consists mainly of loss on debt extinguishment of $6.5 million, interest expense of $5.8 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $3.8 million.

Provision for Income Taxes

	Three Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Income tax expense	$(26)	$(122)	$96	(78.7)%
Our income tax expense was $26 thousand and our effective tax rate was (0.1)% for the three months ended June 30, 2018 due to our tax positions in various jurisdictions. During the three months ended June 30, 2018 and 2017, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Six Months Ended June 30, 2018 versus 2017
Revenue

	Six Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Revenue	$87,024	$91,168	$(4,144)	(4.5)%

US Sales. Net sales totaled $59.4 million in the six months ended June 30, 2018, a 5.5% decrease from $62.8 million in net sales in six months ended June 30, 2017, driven by a decline in sales of our AFX products due to slower than expected customer recapture partially offset by strong sales growth for the Ovation System.
International Sales. Net sales of products in our international regions totaled $27.7 million in the six months ended June 30, 2018, a 2.5% decrease from $28.4 million in net sales of products in our international regions in the six months ended June 30, 2017. AFX posted strong growth which was offset by a decline in Nellix sales reflecting the narrowed IFU. Our international sales for the six months ended June 30, 2018 included a favorable foreign currency impact of approximately $1.3 million when compared to the net sales for the six months ended June 30, 2017, which had a 4.4% unfavorable impact on the growth rate representing constant currency decrease of 6.9%.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Cost of goods sold	$29,094	$30,302	$(1,208)	(4.0)%
Gross profit	$57,930	$60,866	$(2,936)	(4.8)%
Gross margin percentage (gross profit as a percent of revenue)	66.6%	66.8%
Gross margin percentage for the six months ended June 30, 2018 decreased to 66.6% from 66.8% for the six months ended June 30, 2017. The decrease in cost of goods sold was attributable to lower revenue in the six months ended June 30, 2018 compared to prior year period.
Operating Expenses

	Six Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Research and development	$11,743	$11,264	$479	4.3%
Clinical and regulatory affairs	$7,299	$6,575	$724	11.0%
Marketing and sales	$42,841	$49,681	$(6,840)	(13.8)%
General and administrative	$24,391	$16,777	$7,614	45.4%
Restructuring costs	$233	$137	$96	70.1%

Research and Development. The $0.5 million increase in research and development expenses for the six months ended June 30, 2018, as compared to the prior year period, was attributable to the timing of project spending.
Clinical and Regulatory Affairs. The increase in clinical and regulatory affairs expenses for the six months ended June 30, 2018, as compared to the prior year period, was driven by investments in the EVAS2 IDE trial and higher regulatory outside service spend.
Marketing and Sales. The $6.8 million decrease in marketing and sales expenses for the six months ended June 30, 2018, as compared to the prior year period, was attributable to lower headcount and decrease in commission expense.
General and Administrative. The $7.6 million increase in general and administrative expenses for the six months ended June 30, 2018, as compared to the prior year period, was primarily attributable to increase in the costs related to the transition of our Chief Executive Officer and ongoing litigation expenses.
Restructuring Costs. The $0.1 million increase in restructuring costs for the six months ended June 30, 2018, as compared to the prior year period, was attributable to the continuation of our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth.
Other income (expense), net

	Six Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(14,955)	$(13,762)	$(1,193)	8.7%
Other Income (Expense), Net. Other expense of $15.0 million for the six months ended June 30, 2018 consists primarily of interest expense of $11.7 million, $2.3 million related to debt extinguishment and unfavorable change in fair value of contingent consideration related to the Nellix acquisition of $0.7 million. Other expense of $13.8 million for the six months ended June 30, 2017 consists mainly of loss on debt extinguishment of $6.5 million, interest expense of $10.1 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $2.6 million.
Provision for Income Taxes

	Six Months Ended June 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Income tax expense	$(111)	$(276)	$165	(59.8)%
Our income tax expense was $0.1 million and our effective tax rate was (0.3)% for the six months ended June 30, 2018 due to our tax positions in various jurisdictions. During the six months ended June 30, 2018 and 2017, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2018, December 31, 2017, and June 30, 2017:

	June 30, 2018	December 31, 2017	June 30, 2017
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$37,639	$60,599	$84,518
Marketable securities	$—	$—	$10,000
Accounts receivable, net	$32,431	$32,294	$33,118
Total current assets	$115,933	$143,134	$175,816
Total current liabilities	$60,876	$60,630	$62,261
Working capital surplus (a)	$55,057	$82,504	$113,555
Current ratio (b)	1.9	2.4	2.8
Days sales outstanding (“DSO”) (c)	66	68	62
Inventory turnover (d)	1.4	1.4	1.5
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
Operating Activities
In the six months ended June 30, 2018, our operating activities used $22.6 million in cash. This was primarily the result of a net loss of $43.6 million, non-cash operating expenses of $17.7 million, loss on debt extinguishment of $2.3 million, and changes in operating assets and liabilities of $1.1 million. In the six months ended June 30, 2017, our operating activities used $25.4 million in cash. This was primarily the result of a net loss of $37.6 million, non-cash operating expenses of $19.5 million, and changes in operating assets and liabilities of $7.3 million.
During the six months ended June 30, 2018 and 2017, our cash collections from customers totaled $88.0 million and $94.4 million, respectively, representing 101.1% and 103.5% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2018 was $0.4 million, as compared to cash provided by investing activities of $10.2 million in the prior year period. For the six months ended June 30, 2018, cash used in investing activities consisted of $0.4 million used for machinery and equipment purchases. For the six months ended June 30, 2017, cash provided by investing activities consisted of $11.0 million in maturities of marketable securities; offset by $0.8 million used for machinery and equipment purchases.
Financing Activities
Cash used in financing activities was $0.3 million for the six months ended June 30, 2018, as compared to cash provided by financing activities of $71.0 million in the prior year period. For the six months ended June 30, 2018, cash used in financing activities consisted of (i) $1.3 million paid for extinguishment of debt, (ii) $0.3 million paid for purchase of treasury shares; and (iii) offset by proceeds of $0.9 million from exercise of stock options. For the six months ended June 30, 2017, cash provided by financing activities consisted of (i) net proceeds from issuance of debt of $113.7 million, (ii) net proceeds from revolving line of credit of $24.3 million; (iii) proceeds of $2.1 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan; and (iv) offset by $66.6 million used for repayment of debt.

Credit Arrangements
See Notes 6 and 12 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our credit arrangements.
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
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of June 30, 2018, these subsidiaries and branches held an aggregate of $7.4 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of June 30, 2018 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter
Long-term debt obligations	$263,278	$18,278	$—	$125,000	$40,000	$40,000	$40,000
Interest on Senior Notes and Term Loan	43,839	6,428	12,422	12,455	6,962	4,175	1,397
Operating lease obligations	34,887	1,825	3,671	3,821	3,736	3,813	18,021
Total	$342,004	$26,531	$16,093	$141,276	$50,698	$47,988	$59,418
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

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We adopted this new accounting standard in the first quarter of 2018. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. We retroactively adopted this new accounting standard during the first quarter of 2018. As a result of this new accounting guidance cash payments for debt extinguishment costs will be classified as cash outflows for financing activities instead of operating activities. Pursuant to the adoption of this ASU, we reclassified $2.5 million in cash paid in the three months ended June 30, 2017 relating to the replacement of the MidCap Credit Facility with a revolving line of credit with Deerfield ELGX Revolver, LLC from cash flows used in operations to cash outflows for financing activities.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. We retroactively adopted this new accounting standard during the six months ended June 30, 2018. . Because this ASU is to be applied retrospectively to each period presented, “net cash used in operating activities” on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 now omits the change in restricted cash as previously reported for that period, and that change is now included within “Net (decrease) increase in cash, cash equivalents and restricted cash” in order to conform to the current period’s presentation.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This accounting standards update changes the procedural steps in applying the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective prospectively for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting,” which clarifies and aims to reduce the cost and complexity when applying the stock compensation modification accounting guidance. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We prospectively adopted this new accounting standard in the first half of 2018, which did not result in any change to our consolidated financial statements. We will apply this guidance to applicable future transactions.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This authoritative guidance permits a company to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting,” or ASU 2018-07. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is intended to align the accounting for such payments to non-employees with the existing requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2019 for then outstanding share-based payments to non-employees. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842),” as an amendment to ASU 2016-02, “Leases (Topic 842) Targeted Improvements” which provides entities with an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate or foreign currency transaction risks.
Interest Rate and Market Risk.
We were exposed to market risk for changes in interest rates on the MidCap Credit Facility. All outstanding amounts under the MidCap Credit Facility bore interest at a variable rate equal to LIBOR, plus 4.10%. On April 3, 2017, we replaced the MidCap Credit Facility with a new revolving line of credit with Deerfield ELGX Revolver, LLC (“Deerfield Revolver”), pursuant to which the Company could borrow up to the lesser of $50 million or its applicable borrowing base from time to time prior to March 31, 2020 and paid $2.5 million in termination fees to MidCap. All outstanding principal under the Revolver bore interest at a rate equal to 3-month LIBOR (with a 1% floor) plus 4.60%. On January 5, 2018, the Company delivered a notice of termination to Deerfield Revolver for the Revolver under the Credit and Security Agreement (the “Credit Agreement”), dated as of April 3, 2017. The termination of the Credit Agreement was effective on January 12, 2018 (the “Termination Date”) following payment by the Company of approximately $1.3 million in termination fees and related fees and expenses. The Company decided to terminate the Credit Agreement after it determined that it had failed to satisfy the required minimum net revenue threshold set forth in the Credit Agreement for the twelve months ended December 31, 2017. On August 9, 2018, the Company entered into a new revolving line of credit with Deerfield Revolver. See Note 12 of the Notes for additional information.
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
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.3 million of gains during the three months ended June 30, 2018, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

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
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
All of our revenue is generated from a limited number of products, and any decline in the sales of these products or failure to gain market acceptance will negatively impact our business.
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
We may not succeed in commercializing our products for several reasons, including:

•	physicians and hospitals may continue relying on (or revert back to) open surgical repair, or use the other approved EVAR devices available for patients;

•
our direct sales force may not be large enough, or effective enough in its efforts, to train and educate physicians and hospitals about the benefits of our products so as to drive adoption and continued use of our products;

•	coverage and reimbursement for our products may not be sufficient for customers to choose our devices when in need of an EVAR or EVAS device;

•	new technologies, or improved products by competitors, may limit or reduce adoption and use of our products;

•
adverse regulatory or other governmental statements, findings or reports regarding our products, specifically, or EVAR or EVAS technology and products, generally, may adversely affect the market for our products; and

•
negative publicity about, or actual or perceived problems with our products or with EVAR or EVAS devices and technologies generally, could discourage physician and hospital adoption or use of our products.

If we are unable to educate physicians and hospitals about the advantages of our products, do not achieve significantly greater market acceptance of our products, do not regain momentum in our sales activities, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.
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
We are currently engaging in certain restructuring efforts which may be unsuccessful in their execution, and, even if successful, may lead to undesirable outcomes.

We are currently restructuring certain aspects of our business and operations to reprioritize our sales and marketing efforts, rationalize our international presence and related expenses, streamline our workforce and take other measures to increase efficiencies, decrease our cash consumption and decrease our cost to serve, while refocusing our business on strong execution of our core strategies.  These restructuring plans reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we consider appropriate under the circumstances. Whether our restructuring efforts will prove successful depends on a number of factors, including but not limited to (i) our ability to substantially raise additional funding and to obtain adequate liquidity; (ii) our ability to maintain suppliers’, hospitals’, medical facilities’ and practitioners’ confidence; (iii) our ability to efficiently reduce our operational expenditures, while retaining key employees; and (iv) the overall success of our business. In addition, as long as these cost restructuring efforts continue, and for a substantial time afterwards, our employees may face considerable distraction and uncertainty and we may experience increased levels of employee attrition. The implementation of these restructuring efforts has occupied and will continue to occupy a substantial portion of the time and attention of our management and will impact our business, including revenues.
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
If we are unable to continue convincing physicians to use our products, our business could be negatively impacted. Additionally, if we fail to maintain our working relationships with health care professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our financial performance. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.
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
FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections, which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facilities or the manufacturing facilities of any of our third-party component manufacturers, critical suppliers or third-party sterilization facilities, FDA investigators observe conditions or practices that are believed to violate the QSR, the investigators may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in FDA taking administrative or enforcement actions, including seizure, injunction and criminal prosecution, which could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of FDA’s review of product applications and FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay or lead to revocation of FDA approval of our products and could have an adverse effect on our production, sales and profitability.
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
Pursuant to the SEC rules regarding disclosure of the use of certain minerals in our products, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Although we intend to disclose that we utilized certain of the four conflict minerals in our products in our conflict minerals report for the 2017 calendar year, we have been unable in all instances to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.
Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the United States Foreign Corrupt Practices Act, UK Bribery Act 2010, and anti-boycott laws and similar laws in foreign jurisdictions. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities, including as the result of the loss of one or more of our product registrations in these foreign jurisdictions. We may determine not to renew one or more of our product registrations in foreign jurisdictions at this time given the meaningful costs of renewing such registrations, including opportunity costs of allocating necessary resources to these renewals, when measured against the potential market opportunities. We and our distributors are required to expend considerable resources to comply with the laws of foreign jurisdictions in which our products are sold. These legal, regulatory and other requirements, individually and in the aggregate, may impact our decisions regarding where to obtain or maintain our product registrations and the determination not to obtain or maintain a product registration in a certain country or territory may have a negative impact on our relationship with our distributors.
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

•	rulings, findings, reports, recommendations or guidance from governmental or industry entities that are adverse to our products or to EVAR/EVAS products and technologies generally;

•	the imposition of additional United States and foreign governmental controls or regulations;

•	economic instability;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	the imposition of costly and lengthy new export licensing requirements;

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
Under Mr. Onopchenko’s leadership, the Company has recently determined to streamline and restructure certain of its operations and implement certain management changes. These plans will result in significant changes in the composition of the senior management team. The Company’s Vice Presidents of Regulatory, Clinical, Quality, Manufacturing and U.S. Sales (as of the beginning of 2018) have, or in the near-term will, separate from the Company or assume new positions within the Company. The Company’s Vice President of Research & Development will also depart the Company in the third quarter of 2018. The actual or potential loss of these members of senior management, and any further attrition resulting from or arising during planned restructuring efforts (whether such attrition is expected or unexpected), could significantly impact our ability to operate and manage our business and could negatively impact our financial results. Further, pursuant to its restructuring plan, the Company is in the process of augmenting its leadership team, including through the recent addition of a Chief Quality Officer, anticipated additions of leaders of its commercial, clinical/regulatory and certain other operational functions, and the promotion to Vice President of certain existing employees to lead certain functional departments. The Company anticipates that it may further augment this leadership team as deemed necessary or advisable. There is no assurance that the new members of the Company’s executive team (i) will be successful in implementing the Company’s restructuring efforts and executing the Company’s long-term strategies; or (ii) will remain with the Company over the longer-term.
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
We have a direct sales force in the United States and in certain European countries. We also utilize a network of third-party distributors for sales outside of the United States. As we launch new products and increase our marketing efforts with respect to existing products, we will need to retain and develop our direct sales personnel to build upon their experience with our products, and their relationships with customers. There is significant competition for sales personnel experienced in relevant medical device sales and departure of high-performing sales personnel can lead to loss of revenues. If we are unable to attract, motivate, develop, and retain qualified sales personnel and thereby grow our sales force, we may not be able to maintain or increase our revenues. Further, if our sales personnel are not sufficiently trained or qualified to successfully market and sell our products in our targeted markets and accounts, our sales results and financial condition will be adversely affected.
The actions and omissions of our third-party distributors may cause us to incur revenue, compliance and other risk.
We depend in part on medical device distributors and strategic relationships for the marketing and sale of our products outside of the United States and outside of certain countries in Europe. We depend on these distributors’ efforts to market our products effectively and in accordance with all applicable laws, rules and regulations, yet we are unable to control their efforts completely. For instance, if our distributors fail to provide timely quality, regulatory or other required notifications, including with respect to adverse events or other matters potentially affecting patient safety, then we could incur risk, including the risk of non-compliance with applicable FDA regulations or the regulations of the foreign jurisdiction(s) in which the distributors sell our products and our business could suffer. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products, including marketing and promotion of our products in accordance with applicable laws and regulations. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.
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
Our reliance on single source suppliers exposes our operations to disruptions in supply caused by:

•	failure of our suppliers to comply with regulatory requirements;

•	contractual or other disputes with any such supplier;

•	any strike or work stoppage;

•	disruptions in shipping;

•	manufacturing limitations or other restrictions on availability or use of raw materials or components necessary for the development, testing, manufacture or sale of our products;

•	a natural disaster caused by fire, flood or earthquakes; or

•	a supply shortage experienced by a single source supplier.
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
Like other medical device companies, we occasionally receive notices of alleged patent infringement from third parties in the ordinary course of our business. We are required to assess each of these claims and then determine appropriate disposition of each claim, which can take significant time, effort and financial resources. We are currently in the process of addressing a small number of these types of matters.

We may need to engage in expensive and prolonged litigation to assert or defend any of our intellectual property rights or to determine the scope and validity of rights claimed by other parties. With no certainty as to the outcome, litigation could be too expensive for us to pursue. Our failure to prevail in such litigation or our failure to pursue litigation could result in the loss of our rights that could substantially hurt our business. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, if at all. If we elect to settle an infringement claim, any such settlement could be on unfavorable financial or other terms that could affect our revenues, gross margins and other financial results.
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
On May 7, 2018, we received notice from Medtronic, Inc. (“Medtronic”) that Medtronic believes that our Ovation product appears to use one or more claims of certain Medtronic patents. We are assessing this claim. Medtronic has invited us to engage in discussions to obtain a non-exclusive license to these patents. We have a robust patent portfolio at our disposal, and after conducting analysis believes that one or more of Medtronic’s products appears to use one or more claims of our patents. Since it is presently not possible to determine the outcome of any future discussions with Medtronic in regard to the respective parties’ patents, and whether or not litigation will ensue, or the outcomes associated with potential litigation, no provision has been made in our financial statements for the ultimate resolution.

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
On January 3, 2017, a stockholder purporting to represent a class of persons who purchased our securities between August 2, 2016 and November 16, 2016, filed a lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The lawsuit alleges that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for our Nellix EVAS System. On January 11, 2017, a second stockholder filed a similar lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint, and on March 12, 2018, the Company filed its Motion to Dismiss this Second Amended Complaint, which Motion was argued on July 27, 2018.
Four stockholders have filed derivative lawsuits on behalf of Endologix, the nominal plaintiff, based on allegations substantially similar to those alleged by lead plaintiff in Nguyen. Those actions consist of: Sindlinger v. McDermott et al., Case No. BC662280 (Los Angeles Superior Court); Abraham v. McDermott et al., Case No. 30-2018-00968971-CU-BT-CSC (Orange County Superior Court); and Green v. McDermott et al., Case No. 8:17-cv-01155-AB (PLAx), which has been consolidated with Cocco v. McDermott et al., Case No. 8:17-cv-01183-AB (PLAx) (C.D. Cal.).
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
We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors and sub-dealers operate in certain countries countries where economic conditions continue to present challenges to their businesses, and thus, could place in risk the amounts due to us from them. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take us to collect associated accounts receivable, or impact the likelihood of ultimate collection.
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
We have a history of operating losses and may need to seek additional capital in the future. We believe that our existing liquidity will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our Facility Agreement and Credit Agreement with Deerfield (“Deerfield Agreements”) in respect of our $120,000,000 term loan and

$50,000,000 credit facility, respectively, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business. Any deterioration in our revenues, key financial ratios, or non-compliance with certain financial, reporting, regulatory or other covenants or terms in existing or future loan or credit agreements, including the Deerfield Agreements, may result in an event of default under such agreements, which also could adversely affect our business and financial condition.
The occurrence of an event of default under our Deerfield Agreements could result in an increase to the applicable interest rate, an acceleration of all obligations, a requirement to repay all obligations in full and a right by Deerfield to exercise all remedies available to them. If we are unable to pay those amounts, Deerfield could proceed against the collateral granted to it pursuant to the Deerfield Agreements. and we may in turn lose access to our any sources of borrowing availability we may have. Any declaration of an event of default by Deerfield could also trigger an event of default under our outstanding convertible senior notes requiring the repayment of principal and interest outstanding under such notes.
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
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal, state, regional and local governments and third-party payors in the United States and elsewhere throughout the world to control these costs and, more generally, to enact reforms to their respective healthcare systems. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Moreover, as discussed below, recent United States federal legislation would impose significant new taxes on medical device makers such as us. The adoption of some or all of these proposals, including the recent federal legislation, could have a material adverse effect on our financial position and results of operations.
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
Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. For instance, the National Institute for Health and Care Excellence in the United Kingdom and other governmental healthcare agencies throughout the world are actively assessing the benefits and risks of EVAR, including as against traditional open repair (surgery). Any adoption of findings or recommendations that call into question the benefits of EVAR could adversely affect our business. We could also be subject to new international, federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.
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
Our internal policies and procedures are designed to achieve compliance with these and other applicable requirements, but FDA or other regulatory authorities could determine that our sales, marketing, and educational activities, when evaluated in connection with the use of our products in off-label procedures, have constituted or may constitute the unlawful promotion of our products for unapproved use. We specifically have a compliance mechanism in place to investigate and address instances of noncompliance with company policies and procedures, with confirmed violations resulting in disciplinary action up to and including termination. If we are deemed by the FDA or other regulatory bodies to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products in the United States or other jurisdictions, face significant fines and penalties, and be required to enter into onerous corporate integrity agreements, consent decrees or similar court or agency-imposed agreements. The imposition of any such fines, penalties or sanctions could affect our reputation and position within the industry and could materially and adversely affect our business, financial condition, results of operations and prospects, which in turn could cause our stock price to decline. Additionally, the use of our products for indications other than those cleared/approved by the FDA or international regulatory authorities may result in suboptimal outcomes that could harm our reputation in the marketplace among physicians and patients.
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
Our products may be subject from time to time to product recalls or voluntary market withdrawals that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. We have engaged in product recalls from time to time, including a voluntary Class 2 recall of our AFX products with Strata graft material and certain larger sizes of our AFX2 product in late 2016 and early 2017, which recall (i) resulted in expenditure of resources and diversion of management time and attention and (ii) was negatively received in the marketplace. We may elect to engage, or be required by FDA to engage, in additional recalls in the future. Any future recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.
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
The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation, or GDPR, which introduces strict requirements for processing personal data. The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by European Union national law, and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements.
Risks Related to Our Common Stock
We will be obligated to issue additional shares of our common stock, resulting in stock ownership dilution.
Under the terms of our Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Deerfield dated August 9, 2017, we issued a warrant to Deerfield to purchase up to 8.75 million shares of our common stock. In addition, (i) we have the right to issue Deerfield up to 2.53 million shares of our common stock in lieu of making certain interest payments under the Amended Facility Agreement, and (ii) Deerfield has the right to convert a portion of the indebtedness outstanding under the Amended Facility Agreement into a maximum of 14.3 million shares of our common stock. In addition, pursuant to our prior facility agreement with Deerfield we issued a warrant to Deerfield to purchase up to 6.47 million shares of our common stock.

In addition, under the terms of our merger agreement with Nellix and the other parties thereto, we agreed to issue additional shares of our common stock to the former stockholders of Nellix as contingent consideration upon our satisfaction of one or both of two milestones related to the Nellix System and described in the merger agreement, or upon a change of control of our company prior to our completion of one or both milestones. On June 17, 2014, we issued an additional 2.7 million shares of our common stock to the former stockholders of Nellix upon achievement of a revenue-based milestone. One additional regulatory related milestone remains, and the maximum aggregate number of shares of our common stock remaining issuable to the former Nellix stockholders upon our achievement of such regulatory milestone, or upon a change of control of our company prior to our achievement of such milestone, assuming the average per share closing price of our common stock (as determined under the terms of the Nellix merger agreement) is equal to or less than $4.50 at such time is 3.3 million shares.
Issuing additional shares of our common stock dilutes the ownership interests of holders of our common stock on the dates of such issuances.
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
The average daily trading volume in our common stock for the twelve months ended June 30, 2018 was approximately 653,300 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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

Item 5.Other Information.

Adoption of Revised Cash Bonus Plan

As previously disclosed, in January 2018, the Compensation Committee of the Board of Directors (the “Committee”) of Endologix, Inc. (the “Company”) approved the adoption of a corporate bonus program (the “Initial Cash Bonus Plan”) that was initially intended to be utilized to calculate the cash bonuses that may become payable to the Company’s named executive officers, senior management personnel and other employees with respect to the performance period from January 1, 2018 through December 31, 2018 (the “Initial Performance Period”).

On August 7, 2018, the Committee revised the Initial Cash Bonus Plan by adopting a new corporate bonus program (the “Revised Cash Bonus Plan”) that will be utilized to calculate the cash bonuses that may become payable to participants for the performance period from August 1, 2018 through December 31, 2018 (the “New Performance Period”). The Initial Cash Bonus Plan will continue to be utilized to calculate the cash bonuses that may become payable to participants with respect to the performance period from January 1, 2018 through July 31, 2018, although the amount of any such bonuses has not yet been determined by the Committee. John Onopchenko, the Company’s Chief Executive Officer, was not a participant in the Initial Cash Bonus Plan and will not be a participant in the Revised Cash Bonus Plan.

Purpose of Revised Cash Bonus Plan

The New Cash Bonus Plan is intended to reward participants for their individual contributions to the Company’s achievement of pre-established Company performance objectives that are achieved during the New Performance Period. The New Cash Bonus Plan is designed to further the objectives of the Company’s executive compensation program, and was adopted to appropriately align the incentives of participants with the Company’s updated financial outlook and strategic objectives, and to encourage the motivation and retention of senior management personnel.

Target Cash Bonus Amount

The target cash bonus amount for fiscal year 2018 for each named executive officer (the “Target Bonuses”) was not changed by the adoption of the Revised Cash Bonus Plan. The cash bonuses for fiscal year 2018 will become payable as follows:

•	40% based upon achievement of the performance objectives set forth in the Initial Cash Bonus Plan; and

•	60% based upon achievement of the performance objectives set forth in the Revised Cash Bonus Plan.

Cash Bonus Determination

Cash bonuses may be earned under the Revised Cash Bonus Plan based on the Company’s achievement of pre-established “Company Performance Objectives”, and by participants based on their individual achievement of pre-determined MBOs. 70% of the cash bonuses payable under the Revised Cash Bonus Plan may be earned based on achievement of the Company Performance Objectives, and 30% may be earned based on achievement of the MBOs.

Company Performance Objectives

The Company Performance Objectives under the Revised Cash Bonus Plan require achievement of Company objectives relating to financial performance, quality and compliance, and product development. The percentage of the Target Bonuses that relates to the Company Performance Objectives component of the Revised Cash Bonus Plan is set forth in the table below:

Company Performance Objectives	% of Company Performance Objective

Financial Performance Objectives
Global Sales	30%
Operating Expenses	20%

Non-Financial Performance Objectives
Quality and Compliance	35%
Product Developments	15%

TOTAL	100%

MBOs

30% of the cash bonuses payable under the Revised Cash Bonus Plan may be earned based on individual achievement relative to specified MBOs that will be communicated to participants. These objectives are specific to each participant and are generally designed to support the achievement of the Company Performance Objectives.

Item 6.	Exhibit Index.
The following exhibits are filed or furnished herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of the Amended and Restated Bylaws of Endologix, Inc.	8-K	000-28440	3.2	2018-06-20
10.1	Endologix, Inc. Amended and Restated 2015 Stock Incentive Plan.	8-K	000-28440	10.1	2018-06-20
10.2	Employment Agreement, dated as of May 2, 2018, by and between Endologix, Inc. and John Onopchenko					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

ENDOLOGIX, INC.

Date:	August 9, 2018	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2018	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)