Form 10-Q
period 2018-09-30
ENDOLOGIX INC /DE/
filed 2018-11-08
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 7, 2018, there were 103,453,661 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$38,271	$57,991
Restricted cash	4,143	2,608
Accounts receivable, net allowance for doubtful accounts of $869 and $470, respectively.	22,756	32,294
Other receivables	75	418
Inventories	42,254	45,153
Prepaid expenses and other current assets	2,606	4,670
Total current assets	$110,105	$143,134
Property and equipment, net	16,895	19,212
Goodwill	120,872	120,927
Intangibles, net	77,312	80,403
Deposits and other assets	1,147	1,371
Total assets	$326,331	$365,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,340	$12,351
Accrued payroll	14,260	15,054
Accrued expenses and other current liabilities	17,364	16,002
Current portion of debt	18,036	17,202
Revolving line of credit	10,000	21
Total current liabilities	$71,000	$60,630
Deferred income taxes	201	201
Deferred rent	7,761	7,724
Derivative liabilities	8,216	—
Other liabilities	1,920	3,877
Contingently issuable common stock	5,000	9,300
Debt	189,090	208,253
Total liabilities	$283,188	$289,985
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock, $0.001 par value; 170,000,000 and 135,000,000 shares authorized, respectively. 85,891,011 and 83,855,824 shares issued, respectively. 85,465,426 and 83,643,585 shares outstanding, respectively.	86	84
Treasury stock, at cost, 425,585 and 212,239 shares, respectively.	(4,026)	(2,942)
Additional paid-in capital	618,155	594,586
Accumulated deficit	(573,760)	(520,001)
Accumulated other comprehensive income	2,688	3,335
Total stockholders’ equity	$43,143	$75,062
Total liabilities and stockholders’ equity	$326,331	$365,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$34,756	$45,986	$121,780	$137,154
Cost of goods sold	12,129	16,879	41,223	47,181
Gross profit	22,627	29,107	80,557	89,973
Operating expenses:
Research and development	5,037	5,277	16,780	16,541
Clinical and regulatory affairs	3,208	3,211	10,507	9,786
Marketing and sales	17,072	21,536	59,913	71,217
General and administrative	10,330	8,332	34,721	25,109
Restructuring costs	2,899	98	3,132	235
Total operating expenses	38,546	38,454	125,053	122,888
Loss from operations	(15,919)	(9,347)	(44,496)	(32,915)
Other income (expense):
Interest income	2	8	7	80
Interest expense	(7,225)	(6,021)	(18,895)	(16,119)
Other income (expense), net	(113)	349	(433)	525
Change in fair value of contingent consideration related to acquisition	5,000	800	4,300	3,400
Change in fair value of derivative liabilities	8,305	—	8,305	—
Loss on debt extinguishment	—	—	(2,270)	(6,512)
Total other income (expense)	5,969	(4,864)	(8,986)	(18,626)
Net loss before income tax expense	(9,950)	(14,211)	(53,482)	(51,541)
Income tax expense	(166)	(62)	(277)	(338)
Net loss	$(10,116)	$(14,273)	$(53,759)	$(51,879)
Other comprehensive income (loss) foreign currency translation	32	232	(647)	1,369
Comprehensive loss	$(10,084)	$(14,041)	$(54,406)	$(50,510)

Basic and diluted net loss per share	$(0.12)	$(0.17)	$(0.64)	$(0.62)
Shares used in computing basic and diluted net loss per share	85,226	83,496	84,487	83,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(53,759)	$(51,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	571	(97)
Depreciation and amortization	5,919	6,933
Stock-based compensation	8,811	8,800
Change in fair value of derivative liabilities	(8,305)	—
Change in fair value of contingent consideration related to acquisition	(4,300)	(3,400)
Accretion of interest & amortization of deferred financing costs on debt	8,242	7,558
Non-cash foreign exchange (gain) loss	464	(560)
Loss on debt extinguishment	2,270	6,512
Changes in operating assets and liabilities:
Accounts receivable and other receivables	9,114	2,859
Inventories	2,146	(1,048)
Prepaid expenses and other current assets	1,610	(237)
Accounts payable	(1,034)	(3,447)
Accrued payroll	(749)	(3,225)
Accrued expenses and other liabilities	(60)	(2,509)
Net cash used in operating activities	$(29,060)	$(33,740)
Cash flows from investing activities:
Maturities of marketable securities	—	21,000
Purchases of property and equipment	(476)	(876)
Net cash (used in) provided by investing activities	$(476)	$20,124
Cash flows from financing activities:
Cash paid for debt extinguishment	(1,310)	(2,515)
Net proceeds from revolving line of credit	9,979	15,441
Deferred financing costs	(391)	(6,755)
Proceeds from sale of common stock under employee stock purchase plan	997	1,681
Proceeds from issuance of at-the-market shares	1,829	—
Proceeds from issuance of debt	—	120,000
Repayment of debt	—	(66,613)
Minimum tax withholding paid on behalf of employees for restricted stock units and stock options	(389)	—
Proceeds from exercise of stock options	892	482
Net cash provided by financing activities	$11,607	$61,721
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(256)	762

Net (decrease) increase in cash and cash equivalents and restricted cash	$(18,185)	$48,867
Cash, cash equivalents and restricted cash, beginning of period	60,599	28,121
Cash, cash equivalents and restricted cash, end of period	$42,414	$76,988
Cash and cash equivalents, beginning of period	$57,991	$26,120
Restricted cash, beginning of period	2,608	2,001
Cash and cash equivalents, and restricted cash, beginning of period	$60,599	$28,121
Cash and cash equivalents, end of period	$38,271	$74,619
Restricted cash, end of period	4,143	2,369
Cash and cash equivalents, and restricted cash, end of period	$42,414	$76,988
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,185)	$48,867
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,845	$7,447
Cash paid for income taxes	$184	$672
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$20	$176
Fair value of warrants issued in connection with the Facility Agreement	$10,406	$14,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)
1. Description of Business, Basis of Presentation, and Operating Segment
(a) Description of Business
Endologix®, Inc. (the “Company”) is a Delaware corporation with corporate headquarters in Irvine, California and production facilities located in Irvine, California and Santa Rosa, California. The Company develops, manufactures, markets, and sells innovative medical devices for the treatment of aortic disorders. The Company’s products are intended for the treatment of abdominal aortic aneurysms (“AAA”). The Company’s AAA products are built on two platforms: (i) traditional minimally-invasive endovascular repair (“EVAR”) and (ii) endovascular sealing (“EVAS”), the Company’s innovative solution for sealing the aneurysm sac while maintaining blood flow through two blood flow lumens. The Company’s current EVAR products include the Ovation® Abdominal Stent Graft System (“Ovation”), Endologix AFX® Endovascular AAA System (“AFX”), the VELA® Proximal Endograft System (“VELA”) and the Endologix IntuiTrak® Endovascular AAA System (“IntuiTrak”). The Company’s current EVAS product is the Nellix Endovascular Aneurysm Sealing System (“Nellix EVAS System”). The Company derives all of its reported revenue from sales of its EVAR and EVAS platforms (including extensions and accessories) to hospitals in the United States and Europe and to third-party distributors for resale outside of the United States.
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and nine months ended September 30, 2018 and 2017, there were no related party transactions.
The interim financial data as of September 30, 2018 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the three and nine months ended September 30, 2018, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.

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
(Unaudited)

Financial Statements. There have been no other material changes to the Company’s significant accounting policies during the three months ended September 30, 2018.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Production equipment, molds, and office furniture	$12,051	$12,118
Computer hardware and software	8,270	8,115
Leasehold improvements	15,535	15,499
Construction in progress (software and related implementation, production equipment, and leasehold improvements)	1,063	743
Property and equipment, at cost	$36,919	$36,475
Accumulated depreciation	(20,024)	(17,263)
Property and equipment, net	$16,895	$19,212
Depreciation expense for property and equipment for the three months ended September 30, 2018 and 2017 was $0.9 million and $1.2 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense for property and equipment was $2.8 million and $3.9 million, respectively.

(b) Inventories
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$9,886	$12,226
Work-in-process	5,991	7,736
Finished goods	26,377	25,191
Total Inventories	$42,254	$45,153

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(c) Goodwill and Intangible Assets
The following table presents goodwill, indefinite lived intangible assets, finite lived intangible assets and related accumulated amortization:

	September 30, 2018	December 31, 2017
Goodwill	$120,872	$120,927

Intangible assets:
Indefinite lived intangibles
Trademarks and trade names	$2,708	$2,708
In-process research and development	11,200	11,200

Finite lived intangibles
Developed technology	$67,600	$67,600
Accumulated amortization	(9,696)	(7,167)
Developed technology, net	$57,904	$60,433

Customer relationships	$7,500	$7,500
Accumulated amortization	(2,000)	(1,438)
Customer relationships, net	$5,500	$6,062

Intangible assets (excluding goodwill), net	$77,312	$80,403
The change in the carrying amount of goodwill for the nine months ended September 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	120,927
Foreign currency translation adjustment	(55)
Balance at September 30, 2018	$120,872
Amortization expense for intangible assets for the three months ended September 30, 2018 and 2017 was $1.1 million and $1.1 million, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense for intangible assets was $3.1 million and $3.0 million, respectively.
Estimated amortization expense for the five succeeding years and thereafter is as follows:

Remainder of 2018	$1,030
2019	4,032
2020	4,041
2021	4,577
2022	5,701
2023 & Thereafter	44,023
Total	$63,404

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2018
Cash and cash equivalents	$38,271	$—	$—	$38,271
Restricted cash	$4,143	$—	$—	$4,143
Contingently issuable common stock	$—	$—	$5,000	$5,000
Derivative liabilities	$—	$—	$8,216	$8,216
At December 31, 2017
Cash and cash equivalents	$57,991	$—	$—	$57,991
Restricted cash	$2,608	$—	$—	$2,608
Contingently issuable common stock	$—	$—	$9,300	$9,300

There were no re-measurements to fair value during the nine months ended September 30, 2018 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2018.
(e) Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company measures the fair value of its 2.25% Convertible Senior Notes due 2018 (the “2.25% Senior Notes”) and 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the 2.25% Senior Notes and the 3.25% Senior Notes (collectively, the “Senior Notes”) is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar securities. Based on the market prices, the fair value of the Senior Notes was $77.1 million as of September 30, 2018 and $131.2 million as of December 31, 2017.
Due to short-term nature, the Company believes that the carrying value of its revolving line of credit approximated its fair value at September 30, 2018.
The Company measures the fair value of its Term Loan with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”) (see Note 6 of the Notes to the Condensed Consolidated Financial Statements) carried at amortized cost quarterly for disclosure purposes. The estimated fair value of the Term Loan is determined by Level 3 inputs and is based primarily on unobservable inputs that are not corroborated by market data. The fair value of the Company’s Term Loan was $147.3 million as of September 30, 2018 and $101.9 million as of December 31, 2017.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

4. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the recipient belongs. Stock-based compensation expense included in cost of goods sold and operating expenses during the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of goods sold	$111	$169	$614	$642
Operating expenses:
Research and development	146	328	841	911
Clinical and regulatory affairs	(49)	107	383	527
Marketing and sales	685	874	2,505	3,215
General and administrative	632	1,135	4,468	3,506
Total operating expenses	$1,414	$2,444	$8,197	$8,159
Total	$1,525	$2,613	$8,811	$8,801

5. Net Loss Per Share
Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the three months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(10,116)	$(14,273)	$(53,759)	$(51,879)
Shares used in computing basic and diluted net loss per share	85,226	83,496	84,487	83,225
Basic and diluted net loss per share	$(0.12)	$(0.17)	$(0.64)	$(0.62)

The following outstanding Company securities, using the treasury stock method, were excluded from the above calculations of net loss per share because their impact would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common stock options	80	338	181	543
Restricted stock awards	120	117	121	119
Restricted stock units	148	98	344	205
Total	348	553	646	867

Conversion of Senior Notes
As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, in December 2013, the Company issued $86.3 million in aggregate principal amount of the 2.25% Senior Notes in an underwritten public offering. In November 2015, the Company also issued $125.0 million in aggregate principal amount of the 3.25% Senior Notes in an underwritten public offering. Upon any conversion, the Senior Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, the Company presumed that the Senior Notes will be settled in common stock with the resulting potential common

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Senior Notes is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive.

Deerfield Warrants
On April 3, 2017, the Company entered into a Facility Agreement (the “Facility Agreement”) with Deerfield, pursuant to which Deerfield agreed to loan to the Company up to $120.0 million, subject to the terms and conditions set forth in the Facility Agreement (the “Term Loan”). Pursuant to the terms of the Facility Agreement, the Company issued warrants to Deerfield to purchase an aggregate of 6,470,000 shares of common stock of the Company at an exercise price of $9.23 per share (the “Deerfield Warrants”). On August 9, 2018, the Company entered into an Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Deerfield, pursuant to which Deerfield and the Company cancelled and extinguished the $40.5 million principal amount 3.25% Senior Notes held by Deerfield in exchange for an additional $40.5 million of indebtedness under the Amended Facility Agreement (as a last-out waterfall tranche under the Amended Facility Agreement). Pursuant to the terms of the Amended Facility Agreement, the Company issued warrants to Deerfield to purchase an aggregate of 8,750,001 shares of common stock of the Company at an exercise price of $4.71 per share (the “New Deerfield Warrants”). The number of shares of common stock of the Company into which the Deerfield Warrants and the New Deerfield Warrants (collectively the “Warrants”) are exercisable and the exercise prices of the Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company. Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
The potential dilutive effect of these securities is shown in the chart below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Conversion of the Notes	8,317	11,939	8,317	11,939
Deerfield Warrants	6,470	6,470	6,470	6,470
New Deerfield Warrants	8,750	—	8,750	—
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
As of September 30, 2018, the Company had outstanding borrowings of $18.1 million, and deferred financing costs of $34 thousand, related to the 2.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these notes will range from $1.1 million to $1.5 million through maturity.
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
3.25% Convertible Senior Notes due 2020
On November 2, 2015, the Company issued $125.0 million aggregate principal amount of the “3.25% Senior Notes. The 3.25% Senior Notes are governed by the Base Indenture, as amended and supplemented by the second supplemental indenture relating to the 3.25% Senior Notes (the “Second Supplemental Indenture,” and together with the Base Indenture, the “3.25% Senior Notes Indenture”), dated as of November 2, 2015, by and between the Company and the Trustee.
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
The 3.25% Senior Notes are convertible at the option of the holders: (i) in the calendar quarter following any quarter in which, for at least 20 out of the 30 consecutive trading days (whether or not consecutive) ending on the last day of the quarter, the closing price of the Company’s common stock is more than 130% of the then-current conversion price of the 3.25% Senior Notes; (ii) in the five business days following any five day period in which the trading price per $1,000 note was less than 98% of the product of the closing sale price of the Company’s common stock and the current conversion rate; (iii) in the event that the Company has provided notice of redemption, but no later than two trading days prior to the Company’s proposed redemption date; or (iv) upon the occurrence of specified corporate events. On or after August 1, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their 3.25% Senior Notes for conversion at any time, regardless of the foregoing circumstances.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Upon issuance and through December 31, 2015, the Company was not required to separate the conversion option from the 3.25% Senior Notes under ASC 815, “Derivatives and Hedging”. However, because the Company has the ability to settle the 3.25% Senior Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 3.25% Senior Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion option. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 3.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $97.8 million resulting in a $27.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 3.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs as a reduction of the 3.25% Senior Convertible Notes, to be subsequently amortized as interest expense over the term of the 3.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
On August 9, 2018, in connection with entering into the Amended Facility Agreement, Deerfield and the Company have cancelled and extinguished the $40.5 million principal amount 3.25% Senior Notes held by Deerfield in exchange for an additional $40.5 million of indebtedness under the Amended Facility Agreement. Refer to the section entitled “Amended Facility Agreement” below for further discussion.
As of September 30, 2018, the Company had outstanding borrowings of $75.8 million, and deferred financing costs of $0.9 million, related to the 3.25% Senior Notes. There are no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $6.4 million to $8.7 million through maturity.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Deerfield Facility Agreement
On April 3, 2017 (“Agreement Date”), the Company entered into the Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan to the Company up to $120.0 million under the Term Loan, subject to the terms and conditions set forth in the Facility Agreement. The Company drew the entire principal amount of the Term Loan on the Agreement Date. The Company agreed to pay Deerfield a yield enhancement fee equal to 2.25% of the principal amount of the funds disbursed on the Agreement Date. The Company also agreed to reimburse Deerfield for all reasonable out-of-pocket expenses incurred by Deerfield in connection with the negotiation and documentation of the Facility Agreement up to a capped amount. Accordingly, deferred financing costs of $5.1 million were recorded on the Company’s Condensed Consolidated Balance Sheet as a direct reduction of the Term Loan, to be subsequently amortized as interest expense over the effective period of the Term Loan. Concurrently with entering into the Facility Agreement, the Company entered into a Guaranty and Security Agreement with Deerfield (the “Security Agreement”), pursuant to which, as security for the repayment of the Company’s obligations under the Facility Agreement, the Company granted to Deerfield a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted pursuant to the Facility Agreement.
Any amounts drawn under the Facility Agreement accrued interest at a rate of 6.87% per annum, payable quarterly in arrears beginning on July 1, 2017 and on the first business day of each calendar quarter thereafter and on the Maturity Date, unless repaid earlier. The Company was required under the Facility Agreement to pay Deerfield on each of April 2, 2021, April 2, 2022 and April 2, 2023 (the “Maturity Date”), an amortization payment equal to $40 million (or, if on the Maturity Date, the remaining outstanding principal amount of the Term Loan).
Upon a change of control of the Company, if the acquirer satisfies certain conditions set forth in the Facility Agreement, such acquirer could assume the outstanding principal amount under the Facility Agreement without penalty. If such acquirer did not satisfy the conditions set forth in the Facility Agreement, Deerfield could, at its option, require the Company to repay the outstanding principal balance under the Facility Agreement plus, depending on the timing of the change of control transaction, the Company could also have been required to pay a make-whole premium and will be required to pay a change of control fee.
At any time on or after the fourth anniversary of the Agreement Date, the Company had the right to prepay any amounts owed under the Facility Agreement without premium or penalty, unless such prepayment occurred in connection with a change of control of the Company, in which case the Company would be required to pay Deerfield a change of control fee unless such change of control occurred beyond a certain period after the Maturity Date. At any time prior to the fourth anniversary of the Agreement Date, any prepayment made by the Company would have been subject to a make-whole premium and, if such prepayment had occurred in connection with a change of control of the Company, a change of control fee.
Any amounts drawn under the Facility Agreement would become immediately due and payable upon customary events of default, as defined in the Facility Agreement, or the consummation of certain change of control transactions, as described above.
The Facility Agreement contained various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business. This Facility Agreement was superseded in its entirety by the Amended Facility Agreement (discussed below in this Note) in August 2018.
Warrants
In connection with the execution of the Facility Agreement, the Company issued to Deerfield the Deerfield Warrants. The Deerfield Warrants may be exercised to purchase an aggregate of 6,470,000 shares of common stock of the Company at an exercise price of $9.23 per share. The number of shares of common stock of the Company into which the Deerfield Warrants are exercisable and the exercise price of the Deerfield Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company.
The Deerfield Warrants expire on the seventh anniversary of the Agreement Date. Subject to certain exceptions, the Deerfield Warrants contain limitations such that the Company may not issue shares of common stock of the Company to Deerfield upon the exercise of the Deerfield Warrants if such issuance would result in Deerfield beneficially owning in excess of 4.985% of the total number of shares of common stock of the Company then issued and outstanding.
The holders of the Deerfield Warrants may exercise the Deerfield Warrants for cash, on a cashless basis or through a reduction of an amount of principal outstanding under the Term Loan. In connection with certain major transactions, the holders may have the option to convert the Deerfield Warrants, in whole or in part, into the right to receive the transaction consideration

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

payable upon consummation of such major transaction in respect of a number of shares of common stock of the Company equal to the Black-Scholes value of the Deerfield Warrants, as defined therein, and in the case of other major transactions, the holders may have the right to exercise the Deerfield Warrants, in whole or in part, for a number of shares of common stock of the Company equal to the Black-Scholes value of the Deerfield Warrants.
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
Credit Agreement
On August 9, 2018 (the “New Agreement Date”), the Company entered into a Credit Agreement (the “New Credit Agreement”) with Deerfield Revolver, pursuant to which the Company may borrow up to the lesser of $50 million or its applicable borrowing base from time to time prior to April 2, 2022 (the “ABL Facility”). The borrowing base consists of eligible accounts, eligible inventory and eligible equipment. On the New Agreement Date, availability under the ABL Facility was $24.0 million. Any outstanding principal under the ABL Facility will accrue interest at a rate equal to LIBOR (with a 1% floor) plus 5.50% payable in cash. Interest is payable in cash, monthly in arrears on the first business day of the immediately succeeding calendar month and on the maturity date. The interest rate will accrue on a minimum amount of $9,750,000, whether or not such amount is drawn (which amount in excess of the revolver usage accruing interest will not be subject to the unused line fee). The Company is subject to other fees in addition to interest on the outstanding principal amount under the ABL Facility, including a commitment fee of $500,000 (payable $200,000 upon closing, $200,000 on the first anniversary of the closing and $100,000 on the second anniversary of the closing), a $1,000,000 fee upon the expiration of the ABL Facility, and an early commitment termination or reduction fee of 2.5% in the first year, 1.5% in the second year, 0.5% in the third year and 0% thereafter. The Company recorded $0.6 million in deferred financing costs, including the commitment fee, related to the ABL Facility and presented these costs as a deferred asset, to be subsequently amortized as interest expense over the term of the ABL Facility, on the Company’s Condensed Consolidated Balance

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Sheets. The New Credit Agreement has a $22.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. The New Credit Agreement also contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business. The Company’s obligations under the New Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Amended Facility Agreement (as described below).
As of September 30, 2018, the Company had $10.0 million in outstanding borrowings and and $0.6 million in deferred financing costs relating to the ABL Facility. The remaining borrowings available was $3.5 million.

Amended Facility Agreement
Also on the New Agreement Date, the Company entered into the Amended Facility Agreement with Deerfield, in order to, among other things, allow for the Company’s entry into the New Credit Agreement and the transactions contemplated therein. The Amended Facility Agreement amends and restates in its entirety the Company’s prior Facility Agreement with Deerfield.

In connection with entering into the Amended Facility Agreement, Deerfield and the Company have cancelled and extinguished the $40.5 million principal amount 3.25% Senior Note held by Deerfield in exchange for an additional $40.5 million of indebtedness under the Amended Facility Agreement (as a last-out waterfall tranche under the Amended Facility Agreement). Such amounts are being amortized $20.25 million on April 2, 2022 and $20.25 million on April 2, 2023.
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

The Company also agreed to pay Deerfield a $6.1 million fee upon the termination of the Amended Facility Agreement and to reimburse Deerfield for all reasonable out-of-pocket expenses incurred by Deerfield in connection with the negotiation and documentation of the New Credit Agreement and the Amended Facility Agreement.
The Company evaluated the August 9, 2018 transaction to determine whether it represented an extinguishment of previously issued debt instruments. The Company noted in the analysis that the cancellation of 3.25% Senior Notes and the issuance of the last-out waterfall tranche of term loans resulted in the removal of a conversion feature. The Company concluded that the conversion

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

option was not substantive, and the removal of this feature did not trigger extinguishment accounting. Thus, the 3.25% Senior Notes were treated as non-convertible instruments for purposes of the analysis. The restructuring of the outstanding instruments were negotiated concurrently and in contemplation of each other, and required that the Company assess the impact of the modifications, replacement instruments, and warrants on the entire portfolio of term debt instruments (the Credit Agreement was assessed separately). Under this approach, the Company determined that the lender did not provide a concession in connection with the transactions completed on August 9, 2018. Pursuant to the guidance in ASU 470-50, “Debt - Modifications and Extinguishments”, the Company determined that exchange of instruments, the modifications of terms, the issuance of warrants, and removal of the conversion feature resulted in changes to the debt portfolio that were not substantial.
As of the New Agreement Date, the new carrying amount of the Term Loan under the Amended Facility Agreement was $113.1 million, representing a discount of $47.4 million from par of $160.5 million. The discount was determined based on the fees and consideration paid to Deerfield in connection with the restructuring, the previously deferred but unamortized costs of the original debt, and the unamortized discounts on the original debt.
Under modification accounting, fees and consideration paid to the lender in connection with the restructuring should be reflected as additional debt discount and accreted as an adjustment to interest expense over the remaining term of the modified debt portfolio using the effective interest method. The New Deerfield Warrants (discussed below in this Note) issued to Deerfield were treated as consideration paid to the lender and its associated fair value was treated as additional debt discount. Likewise, the bifurcated derivative for the share settlement provision in the Amended Facility Agreement outlined in the disclosures above was also reflected as a discount. The original discount and deferred fees from the existing debt will continue to be accreted to interest expense throughout the life of the Term Loan via the effective interest method.
As of September 30, 2018, the Company had a carrying amount of $114.2 million, inclusive of deferred financing costs of $4.4 million, related to the Term Loan. As of September 30, 2018, annual interest expense on the Term Loan will range from $4.2 million to $31.1 million from the New Agreement Date through maturity.
New Warrants
In connection with the execution of the Amended Facility Agreement, the Company issued to Deerfield the New Deerfield Warrants to purchase an aggregate of 8,750,001 shares of common stock of the Company at an exercise price equal to $4.71 per share. The number of shares of common stock of the Company into which the New Deerfield Warrants are exercisable and the exercise price of the New Deerfield Warrants will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock of the Company.

The New Deerfield Warrants are exercisable commencing on February 9, 2019, and expire on the seventh anniversary of the New Agreement Date. The holders of the New Deerfield Warrants may exercise the New Deerfield Warrants for cash, on a cashless basis, or by reduction of the principal owed to Deerfield pursuant to the Amended Facility Agreement.

The Company measured the initial fair value of the 8,750,001 shares underlying the New Deerfield Warrants at $10.3 million, net of issuance costs of $0.1 million, and recorded the amount in additional paid-in-capital and as a direct reduction of the Term Loan, to be subsequently amortized as interest expense over the effective period of the Term Loan.
Derivative Liability
In accordance with ASC 815, “Derivatives and Hedging”, and ASC 470, “Debt”, the Company assessed whether any provisions within the Amended Facility Agreement constitute embedded derivatives requiring bifurcation from the host instrument, as well as assessing the fair values of any such features. The Company determined that the provision allowing the holders to convert a portion of the outstanding principal of the Term Loan into shares of the Company’s common stock at a discount effectively provided the holders with an embedded put option derivative meeting the definition of an “embedded derivative” pursuant to ASC 815. Consequently, the embedded derivative was bifurcated and accounted for separately. The Amended Facility Agreement retained a provision that, upon a change of control of the company as defined in the agreement, Deerfield may declare the outstanding principal of the loans to be immediately due and payable in full, together with any accrued and unpaid interest, a “Change of Control” fee, and a specified make-whole amount (prior to April 2, 2021). This feature remained substantively the same as outlined under the old agreement. The Company concluded that this provision continues to meet the definition of a derivative and requires bifurcation and separate accounting pursuant to ASC 815. As of the New Agreement Date, the Company measured the fair value of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

the above embedded derivatives (the “Term Loan Derivative Liabilities”) at $16.9 million and recorded the amount in derivative liabilities in the Condensed Consolidated Balance Sheet.
For the three and nine months ended September 30, 2018, the Company recorded income of $8.3 million as a fair value adjustment of the Term Loan Derivative Liabilities. The primary factor causing the change in the fair value of the derivative liabilities the decrease in the Company’s stock price from the New Agreement Date. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The value of the Term Loan Derivative Liabilities were primarily estimated using a “with” and “without” approach utilizing observable and unobservable inputs causing this to be a Level 3 measurement. In the “with” scenario, the value of the Term Loan was estimated using the full economic terms, including the share settlement and change of control features, in a stock price lattice framework. In the “without” scenario, the value of the Term Loan was estimated excluding the share settlement and change of control features using a backward inducting discounted cash flow analysis. The difference between the values estimated in the “with” and “without” scenarios represents the value of the Term Loan Derivative Liabilities. Changes in the value of the Term Loan Derivative Liabilities were driven by changes in the Company's stock price, expected volatility, credit spreads, and market yields.

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

	Three Months Ended September 30,			Three Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2018			2017			2018			2017
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$25,194	$505	$25,699	$29,949	$928	$30,877	$82,480	$2,580	$85,060	$91,934	$1,738	$93,672
International	4,876	4,181	9,057	6,092	9,017	15,109	16,268	20,452	36,720	16,804	26,678	43,482
Total Revenue	$30,070	$4,686	$34,756	$36,041	$9,945	$45,986	$98,748	$23,032	$121,780	$108,738	$28,416	$137,154
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

Future minimum payments by year under non-cancelable leases with initial terms in excess of one year were as follows as of September 30, 2018:

Remainder of 2018	$933
2019	3,800
2020	3,803
2021	3,817
2022	3,865
2023 and thereafter	18,021
Total	$34,239

Facilities rent expense for the three months ended September 30, 2018 and 2017 was $0.9 million and $0.6 million, respectively. For the nine months ended September 30, 2018 and 2017 facilities rent expense was $2.6 million and $2.5 million, respectively.
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
Stockholder Securities Litigation
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to U.S. Food and Drug Administration Premarket Approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint and on March 12, 2018, the Company filed its Motion to Dismiss lead plaintiff’s Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice and, on October 5, 2018, lead plaintiff filed a notice of appeal. The Company believes these lawsuits are without merit and continues to defend itself vigorously.
Stockholder Derivative Litigation
As of June 11, 2017, four shareholders have filed derivative lawsuits seeking unspecified monetary damages on behalf of Endologix, the nominal plaintiff, based on allegations substantially similar to those alleged by lead plaintiff in Nguyen. Those actions consist of: Sindlinger v. McDermott et al., Case No. BC662280 (Los Angeles Superior Court); Abraham v. McDermott et al., Case No. 30-2018-00968971-CU-BT-CSC (Orange County Superior Court); and Green v. McDermott et al., Case No. 8:17-cv-01155-AB (PLAx), which has been consolidated with Cocco v. McDermott et al., Case No. 8:17-cv-01183-AB (PLAx) (C.D. Cal.). The Company believes these lawsuits are without merit and continues to defend itself vigorously.

SEC Investigation
On July 31, 2017, the Company learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its Food and Drug Administration (the “FDA”) pre-market approval. The Company has completed its production of materials responsive to the SEC’s subpoenas, but cannot predict its outcome or the timing of the investigation’s conclusion.

9. Contingently Issuable Common Stock
On October 27, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nepal Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Nellix, Inc. (“Nellix”), certain of Nellix’s stockholders named therein and Essex Woodlands Health Ventures, Inc., as representative of the former Nellix stockholders. On December 10, 2010 (the “Nellix Closing Date”), the Company completed the merger (the “Merger”) of Merger Sub with and into Nellix pursuant to the terms of the Merger Agreement. The purchase price consisted of 3.2 million shares of the Company’s common stock, issuable to the former Nellix stockholders as of the Nellix Closing Date, then representing a value of $19.4 million. Under the agreement, additional payments, solely in the form of shares of the Company’s common stock (the “Contingent Payment”), could be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”).
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
As of September 30, 2018 the Company’s stock price last closed at $1.91 per share. Thus, had the PMA Milestone been achieved on September 30, 2018 the Contingent Payment would have comprised 3.3 million shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $4.50), representing a value of $6.4 million.
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

Fair Value of Contingently Issuable Common Stock
December 31, 2017	$9,300
Fair Value Adjustment of Contingent Payment for the nine months ended September 30, 2018	(4,300)
September 30, 2018	$5,000

10. Income Tax Expense
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded a provision for income taxes of $0.3 million and $0.3 million, respectively. The Company’s ETR was (1.7)% and (0.4)% for the three months ended September 30, 2018, and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s ETR was (0.5)% and (0.7)%, respectively. The Company’s ETR for the three and nine months ended September 30, 2018 differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses (including the Nellix Contingent Payment), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.
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
On December 22, 2017, the President of the United States signed into law reforms of the US tax code (the “Tax Reform Act”). The legislation significantly changes US tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  The Company recorded provisional amounts as of December 31, 2017 related to the Tax Reform Act under guidance set forth in Staff Accounting Bulletin No. 118 (“SAB 118”). These amounts have not been adjusted as of September 30, 2018, and the Company will continue to monitor any changes to the provisional amounts during the measurement period or until

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

the accounting is complete. However, the Company does not anticipate any material impact to the financial statement due to the full valuation allowance.

11. Restructuring Charges
In the nine months ended September 30, 2018, the Company recorded $3.1 million in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
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
As of September 30, 2018, the Company estimates that it will incur a total of $15.8 million in restructuring charges upon the completion of the plan, of which $15.7 million has already been incurred since the first quarter of 2016.
The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the nine months ended September 30, 2018:

One-time Termination Benefits
Accrual balance as of December 31, 2017	$1,008
Restructuring charges	3,132
Utilization	(2,319)
Accrual balance as of September 30, 2018	$1,821
The accrual balance as of September 30, 2018 is classified within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

12. At-The-Market Sales Agreement
On May 31, 2018, the Company filed a shelf registration statement to offer up to $100 million of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Stifel, Nicolaus & Company (“Stifel”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50 million. The registration statement was declared effective by the SEC on August 3, 2018. The Company believes that the “at-the-market” program will provide additional liquidity. During the three months ended September 30, 2018, the Company sold 758,201 shares of common stock through the “at-the-market” program, for total proceeds of $1.8 million, net of fees and commissions.
13. Subsequent Events
FDA Notice

On October 5, 2018, the Company announced that it received notice that the U.S. Food and Drug Administration (“FDA”) has classified a field safety notice (“Safety Notice”) that the Company had previously issued on July 18, 2018 as a Class I recall.

The Safety Notice pertained to the AFX® Endovascular AAA System. It provided updated information on comparative AFX Type III endoleak rates, patient-tailored surveillance recommendations, and recommendations for intervening through an AFX device or re-intervening on an AFX device. No product was removed from the field as part of this recall.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except per share, per unit, and number of years)
(Unaudited)

The July 2018 Safety Notice followed several earlier communications. Safety Notices from us issued in late 2016 and early 2017 requested that all remaining AFX Strata devices be returned from the field and emphasized that we had not manufactured AFX Strata grafts since 2014. On September 28, 2017, the FDA issued a letter to HCPs to raise awareness of an increased occurrence of Type III endoleaks after endovascular aneurysm repair (“EVAR”). On June 19, 2018, the FDA issued an updated letter indicating the increased risk for Type III endoleak appeared to be greater in the AFX with Strata device when compared with other endovascular graft systems. The AFX Strata device was last sold in 2016 and the product was removed from global inventory in the first half of 2017.

Common Stock Offering

On October 24, 2018, the Company entered into an underwriting agreement with BTIG, LLC (the “Underwriting Agreement”) relating to the underwritten offering of 17,653,809 shares of the Company’s common stock, par value $0.001 per share (the “Offering”). BTIG, LLC agreed to purchase the shares pursuant to the Underwriting Agreement at a price of $1.1329 per share. The total net proceeds to the Company from the Offering were approximately $20.0 million, before deducting offering expenses payable by the Company. The Offering was closed on October 29, 2018. Under the terms of the Underwriting Agreement, the Company has granted BTIG, LLC an option, exercisable for 30 days, to purchase up to an additional 2,648,071 shares of common stock.

The Underwriting Agreement contains customary representations, warranties, covenants and agreements by the Company, indemnification obligations of the Company and BTIG, LLC, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. All of the Company’s directors and executive officers and their affiliated entities have agreed not to sell or transfer any shares of the Company’s common stock for 90 days, and the Company has agreed not to sell or transfer any shares of the Company’s common stock for 90 days, in each case, after October 24, 2018 without first obtaining the written consent of BTIG, LLC, subject to certain exceptions as described in the prospectus supplement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,”, “projects,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	continued market acceptance, use and endorsement of our products;

•	quality control problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to grow and maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms (“AAA”) through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	our ability to grow product revenues;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, misuse or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source suppliers for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions.

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2018, and in this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2018, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated

Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

Overview
Our Business
We develop, manufacture, market, and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally invasive endovascular treatment of AAA. Our AAA products are built on one of two platforms:

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
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Business,” for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Product Developments and Clinical Trials

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition
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

•37% of patients having complex anatomies;
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
In July 2018, Endologix sent a voluntary safety notice (“Safety Notice”) to healthcare professional (HCP) users of the AFX® Endovascular AAA System to provide updated information on comparative AFX Type III endoleak rates, patient-tailored surveillance recommendations, and recommendations for intervening through an AFX device or re-intervening on an AFX device. No product was removed from the field as part of that safety update action.

In October 2018, the U.S. Food and Drug Administration (the “FDA”) classified the July 2018 safety notice as a Class I recall.  The FDA defines a Class I recall as including a firm’s correction of a marketed product in circumstances where there is a reasonable probability that use of or exposure to the device would cause serious adverse health consequences or death.

The clinical conditions resulting in this Class 1 recall classification (Type III endoleaks) are principally related to AFX with Strata material.  The AFX with Strata material was replaced by AFX incorporating the DuraPly material in both AFX and AFX2 devices. Strata was last manufactured in 2014, last sold in 2016, and removed from global inventories in the first half of 2017. There is no AFX with Strata product remaining in any commercial market.

No product return is required under this recall, and no further action by HCP’s is required in addition to the Safety Notice. The guidance provided in the July 2018 safety notice remains current.
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

Results of Operations
Operations Overview - Three and Nine Months Ended September 30, 2018 versus 2017
The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenue	$34,756	100.0%	$45,986	100.0%	$121,780	100.0%	$137,154	100.0%
Cost of goods sold	12,129	34.9%	16,879	36.7%	41,223	33.9%	47,181	34.4%
Gross profit	22,627	65.1%	29,107	63.3%	80,557	66.1%	89,973	65.6%
Operating expenses:
Research and development	5,037	14.5%	5,277	11.5%	16,780	13.8%	16,541	12.1%
Clinical and regulatory affairs	3,208	9.2%	3,211	7.0%	10,507	8.6%	9,786	7.1%
Marketing and sales	17,072	49.1%	21,536	46.8%	59,913	49.2%	71,217	51.9%
General and administrative	10,330	29.7%	8,332	18.1%	34,721	28.5%	25,109	18.3%
Restructuring costs	2,899	8.3%	98	0.2%	3,132	2.6%	235	0.2%
Total operating expenses	38,546	110.9%	38,454	83.6%	125,053	102.7%	122,888	89.6%
Loss from operations	(15,919)	(45.8)%	(9,347)	(20.3)%	(44,496)	(36.5)%	(32,915)	(24.0)%
Total other income (expense)	5,969	17.2%	(4,864)	(10.6)%	(8,986)	(7.4)%	(18,626)	(13.6)%
Net loss before income tax expense	(9,950)	(28.6)%	(14,211)	(30.9)%	(53,482)	(43.9)%	(51,541)	(37.6)%
Income tax expense	(166)	(0.5)%	(62)	(0.1)%	(277)	(0.2)%	(338)	(0.2)%
Net loss	$(10,116)	(29.1)%	$(14,273)	(31.0)%	$(53,759)	(44.1)%	$(51,879)	(37.8)%
Comparison of the Three Months Ended September 30, 2018 versus 2017         `
Revenue

	Three Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Revenue	$34,756	$45,986	$(11,230)	(24.4)%

US Sales. Net sales totaled $25.7 million in the three months ended September 30, 2018, a 16.8% decrease from 30.9 million in net sales in the three months ended September 30, 2017, driven by restructuring of US Sales team and the continued impact of Field Safety Notices on AFX and Ovation system.
International Sales. Net sales of products in our international regions totaled $9.1 million in the three months ended September 30, 2018, a 40.1% decrease from $15.1 million in net sales of products in our international regions in the three months ended September 30, 2017. The decrease was primarily driven by restructuring of European Sales team.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Cost of goods sold	$12,129	$16,879	$(4,750)	(28.1)%
Gross profit	22,627	29,107	(6,480)	(22.3)%
Gross margin percentage (gross profit as a percent of revenue)	65.1%	63.3%
Gross margin percentage for the three months ended September 30, 2018 increased to 65.1% from 63.3% for the three months ended September 30, 2017. The decrease in cost of goods sold was attributable to lower revenue and more favorable geographic mix in the three months ended September 30, 2018 compared to prior year period.
Operating Expenses

	Three Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Research and development	$5,037	$5,277	$(240)	(4.5)%
Clinical and regulatory affairs	3,208	3,211	(3)	(0.1)%
Marketing and sales	17,072	21,536	(4,464)	(20.7)%
General and administrative	10,330	8,332	1,998	24.0%
Restructuring costs	2,899	98	2,801	>100%
Research and Development. The $0.2 million decrease in research and development expenses for the three months ended September 30, 2018, as compared to the prior year period, was attributable to lower headcount driven by restructuring and timing of project spending.
Clinical and Regulatory Affairs. The clinical and regulatory affairs expenses for the three months ended September 30, 2018, as compared to the prior year period, did not materially change.
Marketing and Sales. The $4.5 million decrease in marketing and sales expenses for the three months ended September 30, 2018, as compared to the prior year period, was attributable to lower headcount driven by restructuring and decrease in commission expense.
General and Administrative. The $2.0 million increase in general and administrative expenses for the three months ended September 30, 2018, as compared to the prior year period was primarily attributable to ongoing litigation expenses and expenses associated with modification of the Deerfield Facility Agreement.
Restructuring Costs. The $2.8 million increase in restructuring costs for the three months ended September 30, 2018, as compared to the prior year period, was attributable to the continuation of our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth.
Other income (expense), net

	Three Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Other income (expense), net	$5,969	$(4,864)	$10,833	>100%
Other Income (Expense), Net. Other income of $6.0 million for the three months ended September 30, 2018 consists primarily of a favorable change in fair value of derivative liabilities of $8.3 million and fair value of contingent consideration related to the Nellix acquisition of $5.0 million, partially offset by the interest expense of $7.2 million. Other expense of $4.9 million for the three months ended September 30, 2017 consists primarily of interest expense of $6.0 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $0.8 million.

Provision for Income Taxes

	Three Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Income tax expense	$(166)	$(62)	$(104)	>100%
Our income tax expense was $0.2 million and our effective tax rate was (1.7)% for the three months ended September 30, 2018 due to our tax positions in various jurisdictions. During the three months ended September 30, 2018 and 2017, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).
Comparison of the Nine Months Ended September 30, 2018 versus 2017
Revenue

	Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Revenue	$121,780	$137,154	$(15,374)	(11.2)%

US Sales. Net sales totaled $85.1 million in the nine months ended September 30, 2018, a 9.2% decrease from $93.7 million in net sales in the nine months ended September 30, 2017, driven by restructuring of US Sales team and continue impact of Field Safety Notices on AFX and Ovation system.
International Sales. Net sales of products in our international regions totaled $36.7 million in the nine months ended September 30, 2018, a 15.6% decrease from $43.5 million in net sales of products in our international regions in the nine months ended September 30, 2017, driven by restructuring of European Sales team and the continued decline in Nellix sales reflecting the narrowed IFU.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Cost of goods sold	$41,223	$47,181	$(5,958)	(12.6)%
Gross profit	$80,557	$89,973	$(9,416)	(10.5)%
Gross margin percentage (gross profit as a percent of revenue)	66.1%	65.6%
Gross margin percentage for the nine months ended September 30, 2018 increased to 66.1% from 65.6% for the nine months ended September 30, 2017. The decrease in cost of goods sold was attributable to lower revenue and more favorable geographic mix in the nine months ended September 30, 2018 compared to prior year period.
Operating Expenses

	Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Research and development	$16,780	$16,541	$239	1.4%
Clinical and regulatory affairs	$10,507	$9,786	$721	7.4%
Marketing and sales	$59,913	$71,217	$(11,304)	(15.9)%
General and administrative	$34,721	$25,109	$9,612	38.3%
Restructuring costs	$3,132	$235	$2,897	>100%
Research and Development. The $0.2 million increase in research and development expenses for the nine months ended September 30, 2018, as compared to the prior year period, was attributable to the timing of project spending.

Clinical and Regulatory Affairs. The $0.7 million increase in clinical and regulatory affairs expenses for the nine months ended September 30, 2018, as compared to the prior year period, was driven by investments in the EVAS2 IDE trial and higher regulatory outside service spend.
Marketing and Sales. The $11.3 million decrease in marketing and sales expenses for the nine months ended September 30, 2018, as compared to the prior year period, was attributable to lower headcount driven by restructuring and decrease in commission expense.
General and Administrative. The $9.6 million increase in general and administrative expenses for the nine months ended September 30, 2018, as compared to the prior year period, was primarily attributable to increase in the costs related to the transition of our Chief Executive Officer, ongoing litigation expenses, and expenses associated with modification of the Deerfield Facility Agreement.
Restructuring Costs. The $2.9 million increase in restructuring costs for the nine months ended September 30, 2018, as compared to the prior year period, was attributable to the continuation of our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth.
Other income (expense), net

	Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Other income (expense), net	$(8,986)	$(18,626)	$9,640	(51.8)%
Other Income (Expense), Net. Other expense of $9.0 million for the nine months ended September 30, 2018 consists primarily of interest expense of $18.9 million and, $2.3 million related to debt extinguishment, partially offset by a favorable change in fair value of derivative liabilities of $8.3 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $4.3 million. Other expense of $18.6 million for the nine months ended September 30, 2017 consists mainly of loss on debt extinguishment of $6.5 million, interest expense of $16.1 million and a favorable change in fair value of contingent consideration related to the Nellix acquisition of $3.4 million.
Provision for Income Taxes

	Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
	(in thousands)
Income tax expense	$(277)	$(338)	$61	(18.0)%
Our income tax expense was $0.3 million and our effective tax rate was (0.5)% for the nine months ended September 30, 2018 due to our tax positions in various jurisdictions. During the nine months ended September 30, 2018 and 2017, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2018, December 31, 2017, and September 30, 2017:

	September 30, 2018	December 31, 2017	September 30, 2017
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$42,414	$60,599	$76,988
Marketable securities	$—	$—	$—
Accounts receivable, net	$22,756	$32,294	$33,979
Total current assets	$110,105	$143,134	$157,876
Total current liabilities	$71,000	$60,630	$54,474
Working capital surplus (a)	$39,105	$82,504	$103,402
Current ratio (b)	1.6	2.4	2.9
Days sales outstanding (“DSO”) (c)	60	68	68
Inventory turnover (d)	1.1	1.4	1.6
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
Operating Activities
In the nine months ended September 30, 2018, cash used in operating activities was $29.1 million. This was primarily the result of a net loss of $53.8 million, non-cash operating expenses of $13.7 million, and changes in operating assets and liabilities of $11.0 million. In the nine months ended September 30, 2017, our operating activities used $33.7 million in cash. This was primarily the result of a net loss of $51.9 million, non-cash operating expenses of $25.7 million, and changes in operating assets and liabilities of $7.6 million.
During the nine months ended September 30, 2018 and 2017, our cash collections from customers totaled $132.6 million and $140.5 million, respectively, representing 108.9% and 102.5% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2018 was $0.5 million, as compared to cash provided by investing activities of $20.1 million in the prior year period. For the nine months ended September 30, 2018, cash used in investing activities consisted of $0.5 million used for machinery and equipment purchases. For the nine months ended September 30, 2017, cash provided by investing activities consisted of $21.0 million in maturities of marketable securities; offset by $0.9 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $11.6 million for the nine months ended September 30, 2018, as compared to cash provided by financing activities of $61.7 million in the prior year period. For the nine months ended September 30, 2018, cash provided by financing activities consisted of (i) net proceeds of $10.0 million from revolving line of credit, (ii) proceeds of $1.8 million from issuance of at-the-market shares, (iii) proceeds of $0.9 million from the exercise of stock options, and (iv) proceeds of $1.0 million from sale of common stock under employee stock purchase plan, offset by (i) $1.3 million paid for extinguishment of debt, (ii) $0.4 million paid for purchase of treasury shares; and (iii) $0.4 million paid for deferred financing costs. For the nine months ended September 30, 2017, cash provided by financing activities consisted of (i) proceeds from issuance of debt of $120.0 million, (ii) net proceeds from revolving line of credit of $15.4 million, (iii) proceeds of $0.5 million from the exercise of stock options and (iv) proceeds of $1.7 million from sales of common stock under our employee stock purchase plan, offset by (i) $66.6 million used for the repayment of debt, and (ii) $6.8 million paid for deferred financing costs.

Credit Arrangements
See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our credit arrangements.
Future Capital Requirements
We believe that the future growth of our business will depend upon our ability to successfully develop new technologies for the treatment of aortic disorders and successfully bring these technologies to market. We expect to incur significant expenditures in completing product development and clinical trials.
The timing and amount of our future capital requirements will depend on many factors, including the need for each of the following:

•	working capital to support our sales growth;

•	additional capital to fund future development programs;

•	additional capital to fund strategic acquisitions;

•	additional facility space or manufacturing capacity;

•	additional information technology infrastructure and systems; and

•	cash to support adverse outcomes from potential litigation and the cost to defend such litigation.
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries and branches outside of the U.S. As of September 30, 2018, these subsidiaries and branches held an aggregate of $7.2 million in foreign bank accounts to fund their local operations. A portion of these balances relate to undistributed earnings, and are deemed by management to be permanently reinvested in the corresponding country in which our subsidiary operates. Management has no present or planned intention to repatriate foreign earnings into the U.S. However, in the event that we require additional funds in the U.S. and need to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of one year were as follows as of September 30, 2018 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter
Long-term debt obligations	$301,300	$18,278	$—	$84,500	$45,404	$71,743	$81,375
Interest on senior notes and term loan	41,559	3,653	11,089	11,530	8,021	5,397	1,869
Operating lease obligations	34,239	933	3,800	3,803	3,817	3,865	18,021
Total	$377,098	$22,864	$14,889	$99,833	$57,242	$81,005	$101,265

Long-term debt obligations includes Term Loan interest payable in kind and $6.1 million exit fee under the Amended Facility Agreement. Refer to Notes 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements.

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We adopted this new accounting standard in the first quarter of 2018. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. We retroactively adopted this new accounting standard during the first quarter of 2018. As a result of this new accounting guidance cash payments for debt extinguishment costs will be classified as cash outflows for financing activities instead of operating activities. Pursuant to the adoption of this ASU, we reclassified $2.5 million in cash paid in the nine months ended September 30, 2017 relating to the replacement of the MidCap Credit Facility with a revolving line of credit with Deerfield ELGX Revolver, LLC from cash flows used in operations to cash outflows for financing activities.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to immediately recognize the tax consequences of an intercompany transfer other than inventory. We have assessed the impact that this guidance will have on our consolidated financial statements and noted that a cumulative-effect adjustment is not necessary in the first quarter of 2018, the period of adoption.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. We retroactively adopted this new accounting standard during the nine months ended September 30, 2018. Because this ASU is to be applied retrospectively to each period presented, “net cash used in operating activities” on the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 now omits the change in restricted cash as previously reported for that period, and that change is now included within “Net (decrease) increase in cash, cash equivalents and restricted cash” in order to conform to the current period’s presentation.

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

In August 2018, the FASB issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate or foreign currency transaction risks.
Interest Rate and Market Risk. We are exposed to market risk for changes in interest rates on the Amended and Restated Facility Agreement (the “Amended Facility Agreement”) with Deerfield Management Company, L.P. and certain of its affiliates (collectively, “Deerfield”). Any outstanding principal under the Amended Facility Agreement will accrue interest at a rate equal to 5% payable in cash and 4.75% payable in kind. As of September 30, 2018, we had $10.0 million outstanding under the Amended Facility Agreement.
Our senior notes and term loan bear fixed interest rates, and therefore, would not be subject to interest rate risk. Our capped call transactions are derivative instruments that qualify for classification within stockholders’ equity because they meet an exemption from mark-to-market derivative accounting. The settlement amounts for the capped call transactions are each determined based upon the difference between a strike price and a traded price of our common stock. For a complete summary of our Amended Facility Agreement, senior notes, term loan and capped call transactions, please refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements.
Foreign Currency Transaction Risk. While a majority of our business is denominated in the U.S. dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than the functional currency and must be remeasured at each balance sheet date or upon settlement. Foreign currency transaction realized and unrealized gains and losses resulted in approximately $0.1 million of losses during the three months ended September 30, 2018, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
adverse regulatory or other governmental statements, findings or reports regarding our products, specifically, our EVAR or EVAS technology and products, generally, may adversely affect the market for our products; and

•
negative publicity about, or actual or perceived problems with our products or with EVAR or EVAS devices and technologies generally, could discourage physician and hospital adoption or use of our products.

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
Pursuant to the SEC rules regarding disclosure of the use of certain minerals in our products, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Although we intend to disclose that we utilized certain of the four conflict minerals in our products in our conflict minerals report for the 2018 calendar year, we have been unable in all instances to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.
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
Under Mr. Onopchenko’s leadership, the Company determined to streamline and restructure certain of its operations and implement certain management changes. These plans will result in significant changes in the composition of the senior management team. The Company’s Vice Presidents of Regulatory, Clinical, Quality, Manufacturing and U.S. Sales (as of the beginning of 2018) have separated from the Company or assume new positions within the Company. The Company’s Vice President of Research & Development also departed the Company in the third quarter of 2018. The loss of these members of senior management, and any further attrition resulting from or arising during planned restructuring efforts (whether such attrition is expected or unexpected), could significantly impact our ability to operate and manage our business and could negatively impact our financial results. Further, pursuant to its restructuring plan, the Company s in the process of augmenting its leadership team, including through the recent addition of a Chief Quality Officer, Chief Operations Officer and Vice President of Global Clinical and Regulatory Affairs, anticipated additions of leaders of its commercial and certain other operational functions, and the promotion to Vice President of certain existing employees to lead certain functional departments. The Company anticipates that it may further augment this leadership team as deemed necessary or advisable. There is no assurance that the new members of the Company’s executive team (i) will be successful in implementing the Company’s restructuring efforts and executing the Company’s long-term strategies; or (ii) will remain with the Company over the longer-term.
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
On May 7, 2018, we received notice from Medtronic, Inc. (“Medtronic”) that Medtronic believes that our Ovation product appears to use one or more claims of certain Medtronic patents. We are assessing this claim. Medtronic has invited us to engage in discussions to obtain a non-exclusive license to these patents. We have a robust patent portfolio at our disposal, and after conducting our analysis, we believe that one or more of Medtronic’s products appears to use one or more claims of our patents. Since it is presently not possible to determine the outcome of any future discussions with Medtronic in regard to the respective parties’ patents, and whether or not litigation will ensue, or the outcomes associated with potential litigation, no provision has been made in our financial statements for the ultimate resolution. It is possible that we could incur substantial costs associated with Medtronic’s claims and any resolution with Medtronic may result in substantial damages, result in or be connected to additional claims, and divert management’s attention and resources, any of which could harm our business.
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
On January 3, 2017, a stockholder purporting to represent a class of persons who purchased our securities between August 2, 2016 and November 16, 2016, filed a lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The lawsuit alleges that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for our Nellix EVAS System. On January 11, 2017, a second stockholder filed a similar lawsuit against us and certain of our officers in the United States District Court for the Central District of California. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead plaintiff in Nguyen filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss the lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint, and on March 12, 2018, the Company filed its Motion to Dismiss this Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice and, on October 5, 2018, lead plaintiff filed a notice of appeal.

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
In July 2017, we learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its FDA pre-market approval. We are fully cooperating with the investigation and have completed our production of materials responsive to the SEC’s subpoenas, but we cannot predict the outcome or the timing of the investigation’s conclusions.
If our facilities or systems are damaged or destroyed, we may experience delays that could negatively impact our revenues or have other adverse effects.
Our facilities and systems may be affected by natural or man-made disasters. We currently conduct our manufacturing, development and management activities in Santa Rosa, California and Irvine, California, near known earthquake fault zones and seasonal wildfire activity. Our finished goods inventory is split between our Santa Rosa and Irvine locations, US forward stocking locations, and our distribution center in Tilburg, The Netherlands. We have taken precautions to safeguard our facilities and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems may be vulnerable to earthquakes, fire, storm, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any particular case and may not continue to be available to use on acceptable terms, or at all.
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
We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors and sub-dealers operate in certain countries where economic conditions continue to present challenges to their businesses, and thus, could place in risk the amounts due to us from them. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take us to collect associated accounts receivable, or impact the likelihood of ultimate collection.
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
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our Amended Facility Agreement and Credit Agreement with Deerfield (“Deerfield Agreements”) in respect of our $160,500,000 term loan and $50,000,000 credit facility, respectively, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business. Any deterioration in our revenues, key financial ratios, or non-compliance with certain financial, reporting, regulatory or other covenants or terms in existing or future loan or credit agreements, including the Deerfield Agreements, may result in an event of default under such agreements, which also could adversely affect our business and financial condition.
The occurrence of an event of default under our Deerfield Agreements could result in an increase to the applicable interest rate, an acceleration of all obligations, a requirement to repay all obligations in full and a right by Deerfield to exercise all remedies available to them. If we are unable to pay those amounts, Deerfield could proceed against the collateral granted to it pursuant to the Deerfield Agreements and we may in turn lose access to our any sources of borrowing availability we may have. Any declaration of an event of default by Deerfield could also trigger an event of default under our outstanding convertible senior notes requiring the repayment of principal and interest outstanding under such notes.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. We have engaged in product recalls from time to time, including a voluntary Class 2 recall of our AFX products with Strata graft material and certain larger sizes of our AFX2 product in late 2016 and early 2017, which recall (i) resulted in expenditure of resources and diversion of management time and attention and (ii) was negatively received in the marketplace. In addition, in October 2018, FDA classified a July 2018 safety notice that we issued to users of the AFX Endovascular AAA System as a Class I recall. We may elect to engage, or be required by FDA to engage, in additional recalls in the future. Any future recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.
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
Under the terms of our Amended Facility Agreement dated August 9, 2018, we issued a warrant to Deerfield to purchase up to 8.75 million shares of our common stock. In addition, (i) we have the right to issue Deerfield up to 2.53 million shares of our common stock in lieu of making certain interest payments under the Amended Facility Agreement, and (ii) Deerfield has the right to convert a portion of the indebtedness outstanding under the Amended Facility Agreement into a maximum of 14.3 million shares of our common stock. In addition, pursuant to our prior facility agreement with Deerfield we issued a warrant to Deerfield to purchase up to 6.47 million shares of our common stock.

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
The average daily trading volume in our common stock for the twelve months ended September 30, 2018 was approximately 646,633 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.
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

Item 6.	Exhibit Index.
The following exhibits are filed or furnished herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Warrant, issued August 9, 2018, issued by Endologix, Inc. to Deerfield Private Design Fund III, L.P.	8-K	000-28440	4.1	2018-08-10
4.2	Warrant, issued August 9, 2018, issued by Endologix, Inc. to Deerfield Private Design Fund IV, L.P.	8-K	000-28440	4.2	2018-08-10
4.3	Warrant, issued August 9, 2018, issued by Endologix, Inc. to Deerfield Partners, L.P.	8-K	000-28440	4.3	2018-08-10
4.4	First Out Waterfall Note ($40,000,000), issued August 9, 2018, issued by Endologix, Inc. to Deerfield Private Design Fund III, L.P.	8-K	000-28440	4.4	2018-08-10
4.5	First Out Waterfall Note ($40,000,000), issued August 9, 2018, issued by Endologix, Inc. to Deerfield Private Design Fund IV, L.P.	8-K	000-28440	4.5	2018-08-10
4.6	First Out Waterfall Note ($22,320,000), issued August 9, 2018, issued by Endologix, Inc. to Deerfield Partners, L.P.	8-K	000-28440	4.6	2018-08-10
4.7	First Out Waterfall Note ($17,680,000), issued August 9, 2018, issued by Endologix, Inc. to Deerfield Partners, L.P.	8-K	000-28440	4.7	2018-08-10
4.8	Note, issued August 9, 2018, issued by Endologix, Inc. and certain of its subsidiaries to Deerfield Private Design Fund III, L.P.	8-K	000-28440	4.8	2018-08-10
4.9	Note, issued August 9, 2018, issued by Endologix, Inc. and certain of its subsidiaries to Deerfield Private Design Fund IV, L.P.	8-K	000-28440	4.9	2018-08-10
4.10	Note, issued August 9, 2018, issued by Endologix, Inc. and certain of its subsidiaries to Deerfield Partners, L.P.	8-K	000-28440	4.10	2018-08-10
4.11	Last Out Waterfall Note ($40,500,000), issued August 9, 2018, issued by Endologix, Inc. to Deerfield Partners, L.P.	8-K	000-28440	4.11	2018-08-10
10.1	Credit Agreement, dated August 9, 2018, by and among Endologix, Inc. and Deerfield ELGX Revolver, LLC and certain of its affiliates.	8-K	000-28440	10.1	2018-08-10
10.2	Amended and Restated Facility Agreement, dated August 9, 2018, by and among Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of its affiliates.	8-K	000-28440	10.2	2018-08-10
10.3	Amended and Restated Registration Rights Agreement, dated August 9, 2018, by and between Endologix, Inc. and Deerfield Private Design Fund IV, L.P.	8-K	000-28440	10.3	2018-08-10
10.4	Amended and Restated Guaranty and Security Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield Private Design Fund IV, L.P.	8-K	000-28440	10.4	2018-08-10

10.5	Guaranty and Security Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield ELGX Revolver, LLC.	8-K	000-28440	10.5	2018-08-10
10.6	Intercompany Subordination Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield Private Design Fund IV, L.P.	8-K	000-28440	10.6	2018-08-10
10.7	Intercompany Subordination Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield ELGX Revolver, LLC.	8-K	000-28440	10.7	2018-08-10
10.8	Intercreditor Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries, Deerfield ELGX Revolver, LLC and Deerfield Private Design Fund IV, L.P.	8-K	000-28440	10.8	2018-08-10
10.9	Reaffirmation Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield Private Design Fund IV, L.P.	8-K	000-28440	10.9	2018-08-10
10.10	Patent Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield ELGX Revolver, LLC.	8-K	000-28440	10.10	2018-08-10
10.11	Trademark Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield ELGX Revolver, LLC.	8-K	000-28440	10.11	2018-08-10
10.12	First Supplement to Patent Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield Private Design Fund IV, L.P.	8-K	000-28440	10.12	2018-08-10
10.13	First Supplement to Trademark Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield Private Design Fund IV, L.P.	8-K	000-28440	10.13	2018-08-10
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

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

ENDOLOGIX, INC.

Date:	November 8, 2018	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2018	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)