Form 10-K/A
period 2018-12-31
ENDOLOGIX INC /DE/
filed 2019-04-30
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K/A
(Amendment No. 1)
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
  _______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
On April 26, 2019, approximately 16,773,027 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or Annual Report on Form 10-K, originally filed by the registrant with the Securities and Exchange Commission, or SEC, on April 1, 2019, or the Original Filing.

References in this Amendment to "Endologix", "we", "our", "us", or our "Company" refer to Endologix, Inc.

We are filing this Amendment to present the information required by Part III (Items 10 through 14) of Form 10-K as we do not expect to file the definitive proxy statement for our 2019 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2018. In addition, we are amending Item 15 of Part IV, solely to include new certifications by our chief executive officer and chief financial officer as Exhibits 31.3 and 31.4 hereto, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Except as specifically described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred as of any date subsequent to the date of the Original Filing.

On March 5, 2019, following stockholder and board approval, we filed an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio of 1-for-10. Unless stated otherwise, all share and per share amounts in this Amendment have been retroactively adjusted to reflect the impact of the reverse stock split.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
Our board of directors consists of seven authorized directors divided into three classes, with Class I having two directors, Class II having two directors and Class III having three directors. Each class of directors is elected for three-year terms on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will continue for periods of one or two years, respectively. The term of our Class I directors will expire at the 2020 annual meeting, the term of our Class II directors will expire at the 2021 annual meeting and the term of our Class III directors will expire at the 2019 annual meeting.

Important summary information about our current directors is set forth in the table below. Following the table is certain biographical information about each director, as well as information about the specific qualifications, attributes, skills and experience that led to the conclusion of our board of directors that each director is qualified to serve as a member of our board of directors.

Name	Age	Director Since	Class	Position(s)
Daniel Lemaitre	65	2009	I	Chairman of our Board of Directors
Leslie V. Norwalk	53	2015	I	Director
Guido J. Neels	70	2010	II	Director
John Onopchenko	60	2018	II	Chief Executive Officer, Director
Gregory D. Waller	69	2003	III	Director
Thomas C. Wilder, III	55	2010	III	Director
Thomas F. Zenty, III	64	2013	III	Director

Class I Directors

Daniel Lemaitre has served on our board of directors since December 2009 and has served as our Chairman since February 2017. Mr. Lemaitre served as our Lead Independent Director from March 2014 to February 2017, when our board of directors appointed him as our Chairman. Mr. Lemaitre served as President and Chief Executive Officer of Direct Flow Medical, Inc., a privately-held medical device company, from May 2015 to November 2016. Prior to joining Direct Flow Medical, Mr. Lemaitre served as Chief Executive Officer of White Pine Medical, Inc., a privately-held medical device company, from June 2009 to May 2015. Prior to White Pine Medical, Mr. Lemaitre served as the President and Chief Executive Officer of CoreValve, a privately-held company focused on percutaneous aortic valve replacement, from April 2008 until its acquisition by Medtronic, Inc., a publicly-traded medical device company, in April 2009. From 2005 to March 2008, Mr. Lemaitre was a Senior Vice President at Medtronic, where he led the company’s strategic planning and corporate development. Prior to joining Medtronic, Mr. Lemaitre spent 28 years in the medical device field as an investment analyst. This included 18 years with SG Cowen, where he was a managing director and led the healthcare research team, and six years with Merrill Lynch. Mr. Lemaitre also serves on the board of directors of Globus Medical, Inc., a publicly-traded manufacturer of spinal implants. Mr. Lemaitre holds an M.B.A. from Bowling Green State University and a B.A. in Economics from Bethany College.

As reflected in the biographical information summarized above, Mr. Lemaitre has extensive business, managerial, executive and leadership experience in the medical device industry, including having served as chief executive officer of a medical device company, and as senior vice president of one of the world’s leading medical technology companies. In addition, Mr. Lemaitre’s experience on the board of directors of a publicly-held medical device company brings to our board of directors a meaningful understanding of our business and industry and valuable skills related to strategic planning for a publicly-traded company. These skills and this experience, as well as Mr. Lemaitre's extensive financial and accounting skills and experience, qualify him to serve on our board of directors and as an "audit committee financial expert," as such term is defined under applicable rules and regulations of the SEC.
Leslie V. Norwalk has served on our board of directors since May 2015. Ms. Norwalk is an Operating Partner at Enhanced Equity Fund, L.P., a private equity firm, and also serves as an advisor to Warburg Pincus LLC, and Peloton Equity, both private equity firms. Ms. Norwalk served as a member of the board of directors of Volcano Corporation, a publicly-traded medical device company acquired by Phillips USA in February 2015. Since 2007, Ms. Norwalk has served as a Strategic Advisor and Strategic Counsel to Epstein Becker & Green, P.C., a law firm, and two consulting agencies: EBG Advisors, Inc., and National Health Advisors. Previously, Ms. Norwalk served the Bush Administration as the Acting Administrator for the Centers for Medicare & Medicaid Services, or CMS, where she managed the day-to-day operations of Medicare, Medicaid, State Child Health Insurance Programs,

the survey and certification of health care facilities and other federal health care initiatives. For four years prior to that, Ms. Norwalk was the agency’s Deputy Administrator, responsible for the implementation of the changes made under the Medicare Modernization Act, including the Medicare Prescription Drug Benefit. Prior to serving the Bush Administration, Ms. Norwalk practiced law in the Washington, D.C. office of Epstein Becker & Green, P.C. where she advised clients on a variety of health policy matters. She also served in the first Bush administration in the White House Office of Presidential Personnel and the Office of the U.S. Trade Representative. Ms. Norwalk serves on the boards of directors of Magellan Health, Inc., NuVasive, Inc. and Providence Service Corp., all publicly-traded companies, and on the boards of directors of several privately-held companies, and as a member of the International Advisory Council at APCO Worldwide Inc. Ms. Norwalk holds a J.D. from the George Mason University School of Law and a B.A., cum laude, in Economics and International Relations from Wellesley College.
As reflected in the biographical information summarized above, Ms. Norwalk has extensive and diverse experience in the health care industry and extensive knowledge of health care policy, which qualifies her to serve on our board of directors.

Class II Directors

Guido J. Neels has served on our board of directors since December 2010. Mr. Neels is an Operating Partner with EW Healthcare Partners, previously called Essex Woodlands Health Ventures which he joined in 2006. Prior to joining EW Healthcare Partners, Mr. Neels served in a variety of management positions at Guidant Corporation, a developer of cardiovascular medical products. Mr. Neels served as Guidant’s Chief Operating Officer, where he was responsible for the global operations of Guidant’s four operating units: Cardiac Rhythm Management, Vascular Intervention, Cardiac Surgery, and Endovascular Solutions, from July 2004 until retiring in November 2005. Mr. Neels served as Guidant’s Group Chairman, Office of the President, responsible for worldwide sales operations, corporate communications, corporate marketing, investor relations and government relations, from December 2002 to July 2004. Mr. Neels was named Guidant’s President, Europe, Middle East, Africa and Canada in January 2000. Mr. Neels served as Guidant’s Vice President, Global Marketing, Vascular Intervention, from 1996 to 2000 and as Guidant’s General Manager, Germany and Central Europe, from 1994 to 1996. Mr. Neels served on the boards of directors of Biopure Corporation, a publicly-traded medical device company, from 2005 to 2009, Lemaitre Vascular, Inc., a publicly-traded medical device company, from 2006 to 2008, Nellix, Inc., a privately-held medical device company, from 2006 until its acquisition by us in December 2010, 480 Biomedical, Inc, a privately-held medical device company, from 2016 to 2018, Arsenal Medical, Inc., a privately-held medical device company, from 2011 to 2018 and Entellus Medical, Inc., a publicly-traded medical device company, from 2009 to 2018. Mr. Neels currently serves on the boards of directors of Bioventus LLC and White Pine Medical, Inc., both privately-held medical device companies and Axogem, Inc, a publicly-traded medical device company. Mr. Neels also serves on the board of directors of Christel House International, and Amici Lovanienses, each a non-profit organization. Mr. Neels holds an M.B.A. from the Stanford University Graduate School of Business and a business engineering degree from the University of Leuven in Belgium.
As reflected in the biographical information summarized above, Mr. Neels has extensive business, managerial, executive and leadership experience in the medical device industry, having served in various senior management positions, including as chief operating officer of a publicly-traded medical device company. In addition, Mr. Neels serves or has served on the boards of directors of several publicly-traded and privately-held medical device companies, including serving on the board of directors of Nellix, which we acquired in December 2010. This experience qualifies him to serve on our board of directors.
John Onopchenko has served on our board of directors since June 2018 and has served as our Chief Executive Officer since May 2018. He first joined us in October 2017 as our Chief Operating Officer. Mr. Onopchenko has 30 years of executive leadership experience in the medical device industry. Prior to joining us, he served as Executive Vice President for Acutus Medical, Inc., a privately-held medical device company, from September 2016 to October 2017, where he was responsible for program management, product development, quality, marketing and sales. Prior to joining Acutus Medical, Mr. Onopchenko served as Senior Vice President and Head of Therapy Strategy for Koninklijke Philips Electronics NV, a publicly-traded technology company from March 2015 to September 2016. Prior to joining Philips, he served as Executive Vice President, from April 2013 to November 2014, and Chief Operating Officer, from November 2014 to March 2015, of Volcano Corporation, a publicly-traded medical device company, where he was responsible for its peripheral and Axsun business units, regulatory affairs, quality assurance, program management, product development, clinical affairs, and business development. Prior to his employment with Volcano, he served on Volcano’s board of directors for 11 years. Mr. Onopchenko held senior positions at Johnson & Johnson, a publicly-traded medical device company, including serving as lead of medical device investments with Johnson & Johnson Development Corporation, and as Vice President of Worldwide Operations and Marketing for Advanced Sterilization Products, a Johnson & Johnson company, from 1996 to 2006. He also served as founder and managing director of Synergy Life Sciences Partners, LLC, an early-stage medical device venture capital fund. Mr. Onopchenko holds an M.B.A. from the University of Chicago, Graduate School of Business and a B.S. from Ursinus College.
As reflected in the biographical information summarized above, Mr. Onopchenko has extensive and diverse experience in the medical device industry, including 30 years serving in executive leadership roles, most recently as our Chief Operating Officer and now as our Chief Executive Officer, which qualifies him to serve on our board of directors.

Class III Directors

Gregory D. Waller has served on our board of directors since November 2003. From October 2011 to April 2015, Mr. Waller was Chief Financial Officer of Ulthera Corp., a manufacturer of ultrasound equipment used to tighten and tone skin. Prior to that, from March 2006 to April 2011, Mr. Waller was Chief Financial Officer of Universal Building Products, a manufacturer of concrete construction accessories. Mr. Waller served as Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., a manufacturer and marketer of consumable dental products, from August 1993 until his retirement from Syborn in May 2005 and was formerly the Vice President and Treasurer of Kerr, Ormco Corporation, and Metrex. Mr. Waller joined Ormco Corporation in December 1980 as Vice President and Controller and served as Vice President of Kerr European Operations from July 1989 to August 1993. Mr. Waller also served on the board of directors and audit committee of Cardiogenesis Corporation, a publicly-traded company until its acquisition by Cryolife in 2011. Mr. Waller also served on the boards of directors of Alsius Corporation, a publicly-traded company, from June 2007 to September 2009 until its acquisition by Zoll, Biolase Technology, Inc., a publicly-traded company, from October 2009 to August 2010, Clarient, Inc., a publicly-traded company which was acquired by General Electric Company in December 2010, and SenoRx, Inc., a publicly-traded company which was acquired by C.R. Bard, Inc. in July 2010. Mr. Waller also serves on the boards of CHF Solutions and Arcadia Bioscience Corporation, both publicly-traded companies. Mr. Waller has an M.B.A. with a concentration in Accounting from California State University, Fullerton and a B.A. in Political Science from California State University, Fullerton.
As reflected in the biographical information summarized above, Mr. Waller has extensive senior management experience in the medical device industry. Mr. Waller has served on numerous other boards of directors of publicly reporting companies, including as chairman of the Audit Committees of many of those healthcare companies. This experience qualifies him to serve on our board of directors and as an "audit committee financial expert," as such term is defined under applicable rules and regulations of the SEC.

Thomas C. Wilder, III has served on our board of directors since May 2010. Since August 2017, Mr. Wilder has served as Chief Executive Officer of Neuros Medical Inc., a neuromodulation company. Mr. Wilder served as the Chief Executive Officer of Sequent Medical, Inc., a company dedicated to the development of innovative catheter-based neurovascular technologies, from February 2010 to July 2016. Prior to joining Sequent Medical, Mr. Wilder served as a consultant to several medical device companies from May 2009 to February 2010. Mr. Wilder served as the President and Chief Executive Officer of Photothera, Inc. from April 2006 to April 2009. Prior to joining Photothera, Mr. Wilder served as President and Chief Executive Officer of Micro Therapeutics, Inc. from 2002 to January 2006. Mr. Wilder served as President of ev3 Neurovascular, following the merger of Micro Therapeutics, Inc. into ev3 Inc., from January 2006 to April 2006. Prior to joining Micro Therapeutics, Inc., Mr. Wilder served in positions of increasing responsibility at Medtronic, Inc. from 1991 to 2002, most recently as Vice President and General Manager of its endovascular stent grafts division. Prior to joining Medtronic, Mr. Wilder served in the Financial Statement Audit Practice of Price Waterhouse from 1986 to 1989. Mr. Wilder serves on the board of directors of Penumbra, Inc., a publicly-traded company. Mr. Wilder holds an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management and B.A. in Economics from Stanford University.
As reflected in the biographical information summarized above, Mr. Wilder has decades of experience in the medical device industry, including many senior management and leadership positions with numerous companies. In addition, Mr. Wilder has extensive financial expertise and operational experience with growth companies. These skills and this experience, as well as Mr. Wilder's extensive financial and accounting skills and experience, qualify him to serve on our board of directors and as an "audit committee financial expert," as such term is defined under applicable rules and regulations of the SEC.
Thomas F. Zenty, III has served on our board of directors since May 2013. Mr. Zenty currently serves as the President and Chief Executive Officer of University Hospitals Health System, Inc., Cleveland, Ohio. Mr. Zenty held various executive positions with Cedars-Sinai Health System, St. Joseph’s Medical Center, a division of Dignity Health, Franciscan Health System of New Jersey and St. Mary Hospital, Connecticut from 1980 to 2003. Mr. Zenty is Chairman of the Board of Western Reserve Assurance Company, Ltd. SPC, a privately-held insurance company. Mr. Zenty previously served on the boards of directors of the American Hospital Association and Nationwide Financial Services, Inc., both privately-held companies. Mr. Zenty has held several academic positions with prestigious universities, including his current position as Adjunct Professor, Banking & Finance at Case Western Reserve University, and chaired The Coalition to Protect America's Health Care. Mr. Zenty holds an M.P.A. in Public Administration from New York University, a M.H.S.A. in Hospital Administration from Xavier University, and a B.A. in Health Planning from Pennsylvania State University.
As reflected in the biographical information summarized above, Mr. Zenty has extensive business, managerial, executive and leadership experience in the health care industry, having served in numerous senior management positions, including as chief executive officer and executive vice president at a leading hospital and health care system, which qualifies him to serve on our board of directors.

Executive Officers

Each of our executive officers serves at the discretion of our board of directors. Important summary information about our current executive offices is set forth in the table below, followed by certain biographical information about each officer.

Name	Age	Position(s)
John Onopchenko	60	Chief Executive Officer and Director
Vaseem Mahboob	49	Chief Financial Officer and Corporate Secretary
Matthew Thompson, M.D.	57	Chief Medical Officer
Jeremy Hayden	49	General Counsel

See the section entitled "Directors" for biographical information regarding Mr. Onopchenko.

Vaseem Mahboob joined us in October 2015 and serves as our Chief Financial Officer and Corporate Secretary. Prior to joining us, Mr. Mahboob served as a senior executive officer of several business segments within the General Electric Company, a publicly-traded infrastructure and financial services company, for 17 years, with expertise across all areas of finance and accounting. Mr. Mahboob served with General Electric Company's Healthcare division as Chief Financial Officer, Eastern and African Growth Markets, from January 2013 to September 2015, as Chief Financial Officer, Global Ultrasound Business, from November 2010 to December 2012, as Chief Financial Officer, Global Magnetic Resonance Business, from September 2006 to October 2010, and as Global Manufacturing Finance Manager of GE Advanced Materials from October 2004 to August 2006. Prior to that, Mr. Mahboob held several leadership positions within GE’s corporate audit staff. Mr. Mahboob currently sits on the board of directors and is a member of the Audit Committee at INSYS Therapeutics, a publicly-traded company. Mr. Mahboob holds an M.B.A. in Financial Markets and Institutions & Information Systems from the State University of New York, Buffalo, New York and a B.Eng. in Computer Science from Bangalore University.

Matthew Thompson, M.D., joined us in December 2016 and serves as our as Chief Medical Officer. Prior to joining us, Dr. Thompson served as Professor of Vascular Surgery at St. George's University of London and St George's Vascular Institute. Dr. Thompson's awards include a Hunterian Professorship, the Moynihan traveling fellowship and the gold medal for the intercollegiate examination. Dr. Thompson is also the editor of the Oxford Textbook of Vascular Surgery and the Oxford Handbook of Vascular Surgery. Dr. Thompson was Chair of the National Specialized Commissioning Clinical Reference Group for Vascular Services and is a founder of the British Society for Endovascular Therapy. Dr. Thompson is also a Council Member of the Vascular Society, Chairman of the Vascular Society Annual Scientific Meeting and elected President of the Vascular Society for 2018. Dr. Thompson trained at Cambridge University, St. Bartholomew's Hospital, the University of Leicester and Adelaide.

Jeremy Hayden joined us in August 2017 and serves as our General Counsel. Prior to joining us, Mr. Hayden served as General Counsel for Cytori Therapeutics, Inc., where he was responsible for all global legal, compliance and intellectual property activities. Prior to joining Cytori, Mr. Hayden served as Assistant General Counsel at Volcano Corporation, where he provided support to many of the key divisions at Volcano, had direct responsibility for all SEC filings, advertising and promotional reviews, and was responsible for international legal matters in Asia and Europe, including distribution agreements, partnerships and compliance. Prior to joining Volcano, Mr. Hayden was a corporate and securities attorney with several international law firms, including Brobeck, Phleger & Harrison LLP, Sheppard Mullin Richter & Hampton LLP and McKenna Long & Aldridge LLP, where he provided counsel to medical device companies on venture capital, equity and debt financings, partnerships and corporate legal matters. Mr. Hayden holds a J.D. from University of Michigan Law School and a B.A. in Politics from Princeton University.
Arrangements with Directors and Executive Officers
Except as otherwise disclosed in this Amendment, no arrangement or understanding exists between any of our directors or executive officers and any other person, pursuant to which any of them was selected as our director or executive officer.
Family Relationships
There are no family relationships among any of our directors or executive officers.
No Legal Proceedings
There are no legal proceedings related to any of our directors or executive officers which are required to be disclosed pursuant to applicable SEC rules.

Section 16 Beneficial Ownership Reporting Compliance
The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16 of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) copies of reports that we received from such persons relating to their transactions in our common stock during the year ended December 31, 2018 and/or (ii) written representations received from such persons that no other reports were required to be filed by them for that year, we believe that all Section 16 filing requirements were timely met during our most recent fiscal year, except that due to administrative errors Matthew Thompson, John Onopchenko and Guido Neels each filed one late Form 4.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics for our principal executive officer, principal financial officer and other senior financial officers. A copy of the Code of Conduct and Ethics is available on the "Compliance" page on our website located at www.endologix.com, and a copy may also be obtained by any person, without charge, upon written request delivered to: Endologix, Inc., 2 Musick, Irvine, California 92618, Attention: Corporate Secretary. We will disclose any amendment to, or waiver from, a provision of the Code of Conduct and Ethics by posting such information on our website.
No Change in Director Nomination Process
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.
Audit Committee
We have a standing Audit Committee of our board of directors. Our Audit Committee currently consists of Messrs. Waller (Chair), Lemaitre and Wilder. Our board of directors has determined that each member of our Audit Committee qualifies as an "audit committee financial expert" as that term is defined in the applicable SEC rules, and satisfies the "financial sophistication" standard as that term is defined in the NASDAQ continued listing requirements, of the NASDAQ Listing Rules. In addition, our board of directors has determined that each member of our Audit Committee is "independent" as defined in the NASDAQ Listing Rules.

Item 11.     Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis explains the compensation arrangements for our named executive officers, which we refer to as NEOs for purposes of this section, and is intended to provide information regarding our overall compensation philosophy and objectives, as well as context for the decisions underlying the compensation paid to our NEOs in 2018. This Compensation Discussion and Analysis should be read together with the compensation tables and related disclosures set forth below. This discussion is divided into the following parts:

•	Executive Summary

•	Compensation Philosophy

•	Role of Compensation Committee

•	Compensation Consultant and Peer Group

•	Elements of 2018 Executive Compensation Program

•	Other Compensation-Related Topics

Executive Summary

Named Executive Officers

The following table sets forth our NEOs and the positions that they held in 2018:

NAME	POSITION
John Onopchenko	Current Chief Executive Officer (Promoted as of May 2, 2018)
John McDermott	Former Chief Executive Officer (Stepped down as of May 2, 2018)
Vaseem Mahboob	Chief Financial Officer
Matthew Thompson M.D.	Chief Medical Officer
Jeremy Hayden	General Counsel and Corporate Secretary

Overview of 2018 Executive Compensation
The following table provides summary information regarding the key elements of our 2018 executive compensation program, including the compensation philosophy addressed by each element, factors considered in paying each element, and the applicable performance criteria and vesting provisions:

Base Salary Guaranteed • Cash
Philosophy	Considerations	Performance Criteria
Attract and Retain Executives	• Balance the levels of guaranteed pay with at-risk pay to properly manage our compensation-related risk.	• No specific vesting conditions associated with payment.
2018 Cash Bonus Plan Awards At-Risk • Performance-Based • Cash
Philosophy	Considerations	Performance Criteria	2018 Pay for Performance
Pay for Performance Reward Achievement Align Interests with Stockholders Attract and Retain Executives	• Generally use threshold, target and maximum bonus payout levels to strike appropriate balance between compensation incentives and risks.
•  Target bonus is set as percentage of base salary for each NEO.

•  Actual bonus payout is based on achievement of certain corporate performance objectives and pre-determined management by objectives, or MBOs (MBOs apply only to participating NEOs, not including our CEO).

•  69.8% of the corporate performance objective portion of the bonus opportunity was earned and between 86.1% and 105.6% of the MBO portion of the bonus opportunity was earned by our participating NEOs.

2018 Annual Stock Option and Cash Awards At-Risk • Time-Based (Short-Term and Long-Term Vesting) • Cash and Equity
Philosophy	Considerations	Vesting Provisions
Attract and Retain Executives Align Interests with Stockholders
•  Awards consist of approximately 18% equity, in the form of stock options, and 82% cash. The cash amount is inclusive of a 15% premium on awards that were intended to be granted earlier in the year and that could not be fulfilled at that time because of insufficient shares reserved for issuance under our 2015 Stock Incentive Plan, as amended, or our 2015 Plan.

•  Time-based vesting promotes retention of executives during this critical stage of our business restructuring.

•  100% of the option portion of the awards vests on the first anniversary of the grant date, and the cash portion of the awards is payable as to 41% of the award amount on June 30, 2020 and the remaining 41% on June 30, 2021, subject to an NEO’s continued employment with us during that time.

2018 Contractual Retention and Promotion Awards At-Risk • Mix of Performance-Based and Time-Based • Cash and Equity
Philosophy	2018 Grants	Performance Criteria/ Vesting Provisions
Attract and Retain Executives Align Interests with Stockholders Pay for Performance Reward Achievement	• Mr. Onopchenko received a promotion bonus in the form of a (i) cash bonus, (ii) time-based stock option grant, and (iii) time-based RSU grant.
 •  Mr. Onopchenko received (i) a one-time cash sign-on bonus of $666,667, (ii) time-based stock options with a grant date fair market value of $450,000, which vest in three equal annual installments on each of the first three anniversaries of the grant date, and (iii) time-based RSUs with a grant date fair market value of $450,000, which vest in three equal annual installments on each of the first three anniversaries of the grant date.
.

	• Mr. Onopchenko received a retention award in the form of a cash bonus.	• Mr. Onopchenko received a $100,000 cash bonus related to his performance for fiscal year 2018, which was paid out in February 2019.
• Mr. Mahboob received a retention award of time-based RSUs with a performance-based accelerator.
  • RSUs have a grant date fair market value of $200,000 and will vest as to 100% of the underlying shares of common stock on the third anniversary of the grant date, subject to Mr. Mahboob's continued employment with us, provided that the vesting of the RSUs are subject to acceleration based on the achievement of specified Company and/or individual performance criteria.

• Mr. Mahboob received a retention award of time-based RSUs.
 •  RSUs have a grant date fair market value of $150,000 and will vest in two equal annual installments on each of the first two anniversaries of the grant date, subject to Mr. Mahboob's continued employment with us.

• Dr. Thompson received a retention award of time-based RSUs.
 •  RSUs have a grant date fair market value of $350,000 and will vest in three equal annual installments on each of the first three anniversaries of the grant date, subject to Dr. Thompson's continued employment with us.

A Focus on Retention in 2018
Overview
Our executive compensation program is designed to balance the need to incentivize executives to focus on building long-term value for stockholders, while at the same time acknowledging it is imperative to retain our executives, particularly in this critical stage of our business and at a time when our stock price has been volatile. Leading to 2018 and throughout the year, we encountered challenges resulting from restructuring of our business, including significant management transition and critical business plan implementation. 2018 was also marked by a significant decline in the trading price of our common stock. This led both to heightened concerns regarding our ability to retain and motivate employees, as well as the need for a significantly greater number of shares to be granted as equity awards to our employees than anticipated earlier in the year when our stock price was higher, requiring us to seek and obtain stockholder approval to increase the number of shares available for issuance under our 2015 Plan. As a result, our 2018 executive compensation program evolved throughout the year to put a greater focus on our need to motivate and retain our key executives during this difficult transition period, which we believe was accomplished through the following:

•
Revisions to 2018 Cash Bonus Plan: Due to business challenges that we encountered throughout the year, the Compensation Committee, which we refer to as the Committee for purposes of this section, approved revisions to the corporate financial and operational objectives, or the Corporate Performance Objectives and corresponding revisions to certain MBOs for the second part of 2018 in order to preserve the retention benefits of the 2018 Cash Bonus Plan. We sought to encourage the motivation and retention of our NEOs by appropriately re-aligning the incentives of our NEOs with our updated financial outlook and strategic objectives as of August 2018, which tied their incentive compensation to objectives which our NEOs could reasonably achieve.

•
Time-Based Vesting under our 2018 Annual Stock Option and Cash Awards: We encountered compensation-related challenges due to the lack of available shares under our 2015 Plan, the need to seek stockholder approval to increase the number of shares available for issuance under our 2015 Plan and ongoing concerns regarding availability of shares due to the decrease in our stock price. As a result, for 2018, we issued awards with time-based vesting in the form of approximately 18% stock options (vesting on the first anniversary of the grant date) and 82% cash (vesting over the following two years in equal, annual installments).

•
Retention Value of Contractual RSU Awards: Each of Mr. Mahboob and Dr. Thompson was granted time-based RSU awards aimed at providing additional retention value, pursuant to contractual arrangements that we entered into with them.

A more detailed discussion of each of these features is set forth below.
Revisions to 2018 Cash Bonus Plan
The 2018 Cash Bonus Plan was designed to align plan participants with our business goals and strategies and to reward plan participants for their individual contributions to our achievement of those goals and strategies. As adopted in January 2018, the 2018 Cash Bonus Plan was intended to be utilized to calculate the cash bonuses payable to our NEOs with respect to the performance period from January 1, 2018 through December 31, 2018. However, in August 2018, the Committee adopted a revised 2018 Cash Bonus Plan that was utilized to calculate the cash bonuses payable to participants for the performance period from August 1, 2018 through December 31, 2018, or the Second Measurement Period. The initially-approved plan continued to be utilized to calculate the cash bonuses payable to participants with respect to the performance period from January 1, 2018 through July 31, 2018, or the First Measurement Period.

The revisions to the 2018 Cash Bonus Plan consisted of adjustments to the Corporate Performance Objectives, including global sales and expenses, or the Financial Objectives, as well as quality and compliance goals, and new product development goals within specific time periods, or the Operational Objectives, which together comprised 70% of the actual cash bonus opportunity under the 2018 Cash Bonus Plan for our participating NEOs. The changes reflected in the Corporate Performance Objectives for the Second Measurement Period as against the First Measurement Period were appropriately reflected in the MBOs of our participating NEOs. For example, Mr. Mahboob’s MBO achievement for the Second Measurement Period was determined with reference to the revised global sales and expenses goals set forth for such period. The target cash bonus percentages for 2018 for each participating NEO remained unchanged.

The Committee believes that it is imperative that each element of our compensation program consider our current financial condition and projected operating results in its design. Accordingly, the Committee considered the revisions to the Corporate Performance Objectives and corresponding revisions to certain MBOs to be necessary in light of our actual and projected financial performance as of August 2018, as well as the implementation of fundamental changes to our strategic direction announced at that time. The Committee was mindful of the appropriateness of avoiding purely discretionary bonuses in its commitment to promote our strong pay-for-performance philosophy. In order to meet both its goals to promote retention and pay for performance, the Committee chose to keep the original 2018 Cash Bonus Plan in place with respect to the First Measurement Period, and to make changes only for the Second Measurement Period. Had the objectives not been revised, the targets not been achieved and payments not been made under the 2018 Cash Bonus Plan, this would have had a material impact on our ability to retain our NEOs. The revisions to the Corporate Performance Objectives and corresponding revisions to certain MBOs were designed to further the objectives of our executive compensation program, to appropriately align the incentives of our NEOs with our updated financial outlook and strategic objectives as of August 2018, and to encourage the motivation and retention of our NEOs by tying incentive compensation to objectives which our NEOs could reasonably achieve.

See the section below entitled "2018 Cash Bonus Plan Awards" for additional information.

Time-Based Vesting under our 2018 Annual Stock Option and Cash Awards Promotes Retention

In furtherance of our compensation philosophy, we endeavor to make annual grants of equity to our NEOs. For 2018, the Committee determined the timing and level of equity grants based on a number of factors, including the availability of shares under our 2015 Plan, further changes to the trading price of our common stock, and the expected timing of implementation of a stock option exchange program with certain eligible employee option holders. However, due to a lack of available shares in the share reserve under our 2015 Plan, we had to delay making annual equity grants for 2018 until we received stockholder approval for an increase in the shares available for issuance under our 2015 Plan, which we received at a Special Meeting of Stockholders held on December 21, 2018. As a result, as of December 21, 2018, there were sufficient shares authorized under our 2015 Plan to grant the 2018 Annual Stock Option and Cash Awards, which were comprised of 18% equity, in the form of stock options, and 82% cash, as the overall share authorization was still limited.

Issuing a portion on our equity awards in the form of options with time-based vesting serves to promote executive retention because the options vest over a service period and are not directly correlated with Company performance milestones, which may not be achieved despite the expenditure of significant effort by the executive. For 2018, the time-based options granted to our NEOs vest on the first anniversary of the grant date, subject to an NEO’s continued employment with us during that time. The 82% cash component of our annual awards was designed to promote retention because the awards have long-term vesting provisions which provide that they are payable as to 41% of the award amount on June 30, 2020 and the remaining 41% on June 30, 2021, subject to an NEO’s continued employment with us during that time.

See the section below entitled "2018 Annual Stock Option and Cash Awards" for additional information.

Retention Value of Contractual RSU Awards
In early December 2018, we entered into contractual arrangements with Mr. Mahboob and Dr. Thompson based on individual performance and a determination that prior equity grants did not have intended retention value due to the decline in our stock price and additional market considerations. Due to a lack of available shares in the plan reserve under our 2015 Plan, the grant of these 2018 Contractual Retention Awards was conditioned upon the availability of additional shares under our 2015 Plan (and in some cases, the satisfaction of other conditions), for which we solicited and received approval of our stockholders at a Special Meeting of Stockholders held on December 21, 2018. The RSU awards promote retention because they have long-term vesting conditions which require an NEO to remain employed with us to vest with respect to, and realize the value of, the award. Certain awards granted to Mr. Mahboob vest as to 100% of the underlying shares of common stock on the third anniversary of the grant date, which means that he will not realize any value from those awards unless he remains employed with us for three full years or unless certain performance criteria is achieved prior to that time, which accelerates vesting. The other RSU awards vest annually on the anniversaries of the grant date over either two or three years subject to our NEOs' continued employment with us.
See the section below entitled "2018 Contractual Retention and Promotion Awards" for additional information.

Continued Focus on Pay for Performance
For 2018, we continued to focus on a strong pay-for-performance alignment by providing a significant portion of the overall compensation opportunity for our NEOs in the form of performance-based compensation, including performance-based cash bonuses which are correlated with the achievement of specific Company and individual performance objectives, as well as equity compensation which aligns the interests of our NEOs with those of our stockholders. This performance-based compensation is designed to encourage the achievement of performance goals that we believe are critical to our long-term growth. We believe our 2018 compensation program design was successful in striking the appropriate balance between achieving pay-for-performance alignment, and supporting retention during this critical stage of our business. The specific components of our executive compensation program that we believe best highlight how we implemented our pay-for-performance philosophy are set forth below.
Significant Portion of Total Compensation is At-Risk

In furtherance of our pay-for-performance philosophy, the Committee annually reviews both the amount of, and the mix between, guaranteed pay and at-risk pay for our executive officers and seeks to establish appropriate performance objectives for the at-risk pay so as to ensure our performance criteria align with our financial and operational objectives, are appropriately challenging to achieve, and mitigate our overall compensation-related risk.

A significant portion of an executive’s total compensation opportunity in 2018 was provided in the form of compensation that was at-risk rather than guaranteed. We offer certain standard compensation elements that provide guaranteed payments, such as base salary and limited employee benefits. However, our executive compensation mix in 2018 was weighted toward at-risk pay. In general, at-risk pay involves compensation awards that only vest or become payable subject to the achievement of specific performance conditions, or the value of which is correlated to our stock price (or a combination of both), such as the following:

•	2018 Cash Bonus Plan Awards: Only vest upon the achievement of pre-determined Company performance objectives and individual MBOs; and

•
Time-Based Stock Options: Result in value to our NEOs only to the extent they remain in our employ as of the applicable vesting date(s) and the market price of our common stock appreciates over the option term.

2018 Cash Bonus Plan Awards
Our cash bonus program demonstrates our strong pay-for-performance alignment because the amount of cash bonus payout actually realized by our NEOs is determined based upon achievement relative to Company and individual performance objectives, which may result in payouts that are lower than the target bonus amounts. The Committee believes choosing the right performance criteria for performance-based awards is critical for properly motivating our executives, aligning their interests with those of our stockholders and advancing our pay-for-performance philosophy. In particular, it is crucial that the performance criteria be reconsidered each year, and even throughout the year, as was done in 2018, as our business strategy and market evolve to ensure they provide the appropriate barometer of our growth and success, and motivate the achievement of our objectives in line with how we currently view the business.

After taking into account the achievement of the various Corporate Performance Objectives relative to the target amounts, 69.8% of the target bonus that is tied to the Corporate Performance Objectives was achieved. With respect to the MBOs, the Committee determined that between 86.1% and 105.6% of the MBO portion of the bonus opportunity was earned by our participating NEOs. Accordingly, the adoption of our 2018 Cash Bonus Plan placed a significant portion of our NEO’s overall compensation opportunity at risk, and the failure to achieve the target levels of performance (and in some cases the threshold levels of performance) with respect to certain Corporate Performance Objectives and MBOs resulted in reduced bonus payouts to our NEOs compared to the 2018 target bonus amounts.

Time-Based Stock Options

We granted time-based stock options to all of our NEOs as part of our 2018 Annual Stock Option and Cash Awards, and to Mr. Onopchenko as part of his promotion bonus. Options inherently contain a performance component because the awards are granted with an exercise price equal to fair market value on the grant date and only have value to the recipient to the extent the value of our common stock increases during the option term.

Compensation Philosophy

We strive to establish compensation policies and programs that will effectively align our compensation program design to our business strategy, while attracting and retaining executives with the talent necessary to lead our Company. We also seek to strengthen the mutuality of interests between our executives and our stockholders in order to motivate our executives to maximize stockholder value. Finally, we emphasize a strong pay-for-performance alignment by providing a significant portion of the overall compensation opportunity in the form of performance-based compensation that is at-risk.

Primary Goals of our Compensation Program
The primary goals of our executive compensation policies and programs are as follows:

GOAL	HOW OUR PROGRAM ACHIEVES THAT GOAL
Attract and Retain Executives
•  Attract executives who have the background and experience required to lead us forward and provide the best opportunity to achieve sustained growth and success.

•  Retain our knowledgeable and talented executives by offering compensation that is competitive among our peer group companies and our industry generally.

Pay-for-Performance
•  Offer a significant portion of the total compensation opportunity in the form of performance-based compensation that is at-risk instead of guaranteed.

•  Ensure performance-based compensation is directly correlated with the achievement of pre-established Company financial and operational objectives that the Committee believes are important to our long-term success.

Reward Achievement
•  Provide meaningful incentives for achieving Company financial and operational objectives that the Committee believes are important for achieving our strategic objectives.

•  Effectively align our compensation program design to our business strategy.

Align Interests with Stockholders
•  Align the interests of our executives with those of our stockholders by tying a significant portion of compensation to performance objectives which the Committee believes are likely to result in the creation of long-term stockholder value.

•  Ensure that a portion of the total compensation is directly correlated to total stockholder return by issuing awards that increase in value as our stock price increases.

Governance Practices that Strengthen our Compensation Philosophy

Our executive compensation program has significant governance components that we believe further strengthen our compensation philosophy and reduce compensation-related risk, including as follows:

COMPENSATION PRACTICE	WHAT WE DO
Independent Directors	• All of the members of our board of directors, other than our CEO, are independent directors under the applicable NASDAQ Listing Rules and applicable SEC rules.
Independent Compensation Committee	• The Committee consists entirely of independent directors.
Independent Compensation Consultant
•  The Committee has retained an independent compensation consultant that assists the Committee in gathering competitive pay data, selecting our peer group, and structuring our executive compensation program. The decision to engage the consultant was made by the Committee and the consultant reports directly to the Committee.

Compensation Risk Assessment	• The Committee performs an annual review of its charter and the risks related to our compensation practices. See the section entitled "Compensation Risk Considerations" for additional information.
Frequency of "Say on Pay" Vote	• We ask stockholders to provide an advisory vote on our pay practices on an annual basis, and the Committee considers the outcome of the vote when establishing our executive compensation program.
Stock Ownership Policies
•  We have adopted stock ownership policies for our executive officers and non-employee directors, which are reviewed annually. See the section entitled "Stock Ownership Policies" for additional information.

Clawback Policy	• We adopted a Clawback Policy related to our cash and equity incentive awards granted to executive officers after the policy was adopted.
No Dividends on Unvested Equity Awards	• Our 2015 Plan eliminates our ability to provide for the payment of dividends on unvested equity awards.
Minimum Vesting Requirements	• Our 2015 Plan imposes minimum vesting requirements on the awards we issue under the plan, subject to certain limitations.
No Repricing of Awards	• Our 2015 Plan prohibits repricing outstanding options without majority stockholder consent.
No Hedging	• Our Insider Trading Policy prohibits transactions that create a hedge against fluctuations in the market price of our common stock.
No Pledging	• Our Insider Trading Policy prohibits pledging our shares as collateral and other similar practices, such as purchasing our shares on margin and holding our shares in a margin account.
No Severance Tax Gross-Ups	• Our change in control and severance arrangements do not provide for excise tax gross-up payments.

Role of Compensation Committee

The Committee has the overall responsibility for reviewing, approving and evaluating our executive compensation policies and programs. In particular, the Committee is responsible for approving the compensation and benefits paid to our directors and executive officers, and for administering our equity compensation plans and the awards granted under our plans. In discharging its responsibility to ensure that our executive compensation program is effectively designed in light of our compensation philosophy, the Committee regularly assesses each element of our compensation policies and considers changes to our compensation program. The Committee, which is comprised solely of independent directors under the applicable SEC rules and NASDAQ Listing Rules, reviews and approves all elements of compensation for our NEOs and other executive officers.

Compensation Consultant and Peer Group

Compensation Consultant

The Committee receives assessments and advice regarding our compensation policies and programs from Radford, a third-party compensation consultant. Radford provides information on competitive pay practices and trends in our industry, and makes recommendations regarding the formulation of our peer group, as well as the design and structure of our compensation program. While we are not obligated to retain an independent compensation consultant, the Committee believes that the use of an independent compensation consultant provides additional assurance that our executive compensation program is competitive, is consistent with our objectives and pay practices in our industry generally, and is reflective of our compensation philosophy.

In accordance with applicable SEC rules, when selecting Radford, the Committee assessed Radford’s independence, taking into consideration the following factors: (i) the provision of other services to us by Radford, (ii) the amount of fees received from us by Radford, as a percentage of Radford’s total revenue, (iii) Radford’s policies and procedures that are designed to prevent conflicts of interest, (iv) any business or personal relationship of the individual compensation consultants or Radford with any member of the Committee or any of our executive officers and (v) any ownership of our common stock by the individual compensation consultants. Furthermore, Radford does not provide any additional services to us or our management, other than the services that are provided to the Committee in Radford’s capacity as our compensation consultant. Following the consideration of these factors, and such additional factors as the Committee deemed appropriate under the circumstances, the Committee made an affirmative determination that Radford’s services did not create any conflict of interest and that Radford is independent, and unanimously approved the engagement of Radford.

The decision to engage Radford was made by the Committee, and Radford reports directly to the Committee. The Committee has the authority to direct, terminate or continue Radford’s services. While members of our management regularly communicate with representatives of Radford, our management did not recommend the engagement of Radford and does not direct or oversee the retention or activities of Radford with respect to our executive compensation program.

The Committee principally engages Radford for the purpose of recommending and evaluating a set of peer group companies, compiling competitive market data from our peer group and our industry generally, and assessing the compensation program for our executives as compared to those of our peer group. The Committee meets regularly with Radford throughout the year, carefully reviews and assesses the materials provided by Radford, and engages in thorough deliberations with Radford and management regarding our compensation program and potential changes.

Peer Group

Each year, Radford compiles a list of medical device companies that are generally similar to our Company based upon a number of metrics, including revenue, market capitalization, number of employees, industry focus and competition for executive talent. As part of the peer review process, Radford carefully examines both the individual comparison metrics and the specific proposed peer group companies to ensure alignment with our current size and profile. The Committee reviews the proposed list of peer group companies and, following discussion with Radford and management, approves the set of peer group companies

Our peer group remained the same for 2018 as our peer group for 2017, and consisted of the following 17 companies:

PEER GROUP FOR 2018
• Abaxis	• Glaukos
• Accuray	• Intersect ENT
• AngioDynamics	• iRhythm Technologies
• AtriCure	• LeMaitre Vascular
• Atrion	• Natus Medical
• Cardiovascular Systems	• Orthofix International N.V.
• CryoLife	• Penumbra
• Entellus Medical	• STAAR Surgical
• Exactech

Use of Peer Group in Setting Executive Compensation

In 2018, the Committee engaged Radford to gather and analyze compensation information from our peer group and other competitive market data to assist it in assessing our executive compensation program.  For comparison purposes, Radford presents a summary of the peer group data in a manner that generally reflects compensation paid, both on an aggregate basis and with respect to individual elements of compensation, within the 25th, 50th and 75th percentiles by our peer group companies. In making compensation decisions, the Committee typically compares total compensation, as well as each element of compensation, paid to our executives against the compensation paid to executives within our peer group. In addition, in order to gain a broader perspective on overall market trends and practices, the Committee regularly reviews data from both targeted and broader-based compensation surveys.

The peer group compensation data and compensation surveys are used as an initial guideline in making compensation decisions for our executives, including with respect to both the target level of total compensation and the overall structure of our executive compensation program. Historically, the Committee has targeted approximately the 50th percentile of our peer group for purposes of setting total compensation, as well as for each element of compensation. However, while the peer group compensation data is a significant factor in the Committee’s evaluation, it also considers a variety of additional factors when making executive compensation decisions, including retention concerns, tenure and experience, level of responsibility, our recent and projected performance, individual performance, industry practices and general economic conditions. For further discussion of the most relevant factors affecting the compensation decisions for 2018, see the section above entitled "A Focus on Retention in 2018".

Elements of 2018 Executive Compensation Program

The following table provides summary information regarding the key elements of our 2018 executive compensation program:

COMPENSATION ELEMENT	GUARANTEED V. AT-RISK	PERFORMANCE-BASED V. TIME-BASED	CASH V. EQUITY
Base Salary	Guaranteed	Not applicable	Cash
2018 Cash Bonus Plan Awards	At-Risk	Performance-Based	Cash
2018 Annual Stock Option and Cash Awards	At-Risk	Time-Based (Short-Term and Long-Term Vesting)	Cash and Equity
2018 Contractual Retention and Promotion Awards	At-Risk	Mix of Performance-Based and Time-Based	Cash and Equity
Employee Benefits	Guaranteed	Not applicable	Other
Severance and Change of Control	At-Risk	Not applicable	Cash and Equity

Base Salary

The following table provides information regarding the base salaries paid to our NEOs during 2018:

Base Salary Guaranteed • Cash
Philosophy	Considerations	Performance Criteria
Attract and Retain Executives
•  Provide our NEOs with a guaranteed base level of income that is competitive within our peer group and is commensurate with their respective titles, skills, levels of responsibility and contributions to our Company.

•  Balance the levels of guaranteed pay with at-risk pay to properly manage our compensation-related risk.

•  Generally target base salaries between the 35th and 50th percentile of our peer group, but may be above or below that range depending on individual factors.

•  No specific vesting conditions associated with payment.

•  Changes from year to year are generally based on a review of peer group data, changes in duties and responsibilities, individual performance, contributions to the achievement of our strategic objectives and Company performance.

Actual base salaries paid to each NEO in 2018 are set forth under the "Salary" column of the Summary Compensation Table.

2018 Cash Bonus Plan Awards

In January 2018, the Committee approved the adoption of a cash bonus plan that was initially intended to be utilized to calculate the cash bonuses payable to our NEOs with respect to the performance period from January 1, 2018 through December 31, 2018. In August 2018, the Committee adopted a revised cash bonus plan that was utilized to calculate the cash bonuses payable to participants for the performance period from August 1, 2018 through December 31, 2018, or the Second Measurement Period, since we had taken specific actions resulting in reduced revenues pursuant to our restructuring plan to create efficiencies and strengthen a foundation for driving longer term stockholder value. The initially-approved plan continued to be utilized to calculate the cash bonuses payable to participants with respect to the performance period from January 1, 2018 through July 31, 2018, or the First Measurement Period. We sought to encourage the motivation and retention of our NEOs by appropriately re-aligning the incentives of our NEOs with our updated financial outlook and strategic objectives as of August 2018, which tied their incentive compensation to objectives which our NEOs could reasonably achieve. The following table provides summary information regarding the cash bonus awards granted to our NEOs during 2018:

2018 Cash Bonus Plan Awards At-Risk • Performance-Based • Cash
Philosophy	Considerations	Performance Criteria	2018 Pay for Performance
Pay for Performance
•  Establish appropriate performance milestones that the Committee believes will drive our future growth and allow us to meet our strategic objectives.

Reward Achievement
•  Provide meaningful incentives for achieving Company financial and operational objectives, as well as individual MBOs, that the Committee believes are important for our long-term success.

Align Interests with Stockholders:
•  Align the interests of executives with those of our stockholders by tying bonus payout to Company performance.

Attract and Retain Executives:
•  A significant cash bonus opportunity is considered a typical component of a competitive executive pay package for executives among our peer group.

•  Review and set, and revise if necessary, as in 2018, Company performance milestones which are based on Committee-approved corporate financial and non-financial objectives, or Corporate Performance Objectives, comprising 70% of the overall bonus opportunity for all participating NEOs.

•  Remaining 30% of the overall bonus opportunity based on achievement of pre-determined MBOs, which are individualized for each participating NEO.

•  Generally use threshold, target and maximum bonus payout levels to strike appropriate balance between compensation incentives and risks.

•  Target bonuses are typically aligned with the 50th percentile of our peer group companies.

•  The "target" performance objective level is typically in line with the level of Company performance actually projected for each objective, based on our internal forecasts, as adjusted in 2018 for the Second Measurement Period.

•  Target bonus set as percentage of base salary for each participating NEO.

•  70% of actual bonus payout based on achievement of certain Corporate Performance Objectives, which included financial objectives, or Financial Objectives, and non-financial objectives, or Non-Financial Objectives.

•  Financial Objectives, which comprise 50% of the total Corporate Performance Objectives, included pre-determined targets relating to (i) global sales and (ii) expenses.

•  Non-Financial Objectives, which comprise the other 50% of the total Corporate Performance Objectives, included pre-determined objectives relating to (i) quality and compliance goals and (ii) new product development goals within specified time periods.

•  The Committee assigned relative weightings to each of the components of the Financial Objectives and Non-Financial Objectives, respectively, which are expressed as a percentage of the target cash incentive amount. These weightings varied between the First Measurement Period and Second Measurement Period.

•  30% of actual bonus payout based on individual achievement of pre-determined MBOs, which generally relate to functional objectives.

•  Generally, achievement of each component of the Corporate Performance Objectives (i) in an amount less than the minimum threshold would result in no cash bonus payment with respect to that component, (ii) in an amount equal to the established target, would result in a cash bonus payment of 100% of target with respect to that component, (iii) in an amount in excess of the target, would result in a greater cash bonus opportunity (subject to a maximum payout for that component).

•  When determining Company achievement relative to the Financial Objectives, the Committee relied upon our 2018 audited financial statements, as adjusted by the Committee for certain non-recurring items.

•  Corporate Performance Objectives: With respect to the Corporate Performance Objectives, the Committee determined that the weighted average achievement level was 19.7% of the target amount for the First Measurement Period, and 50.1% of the target amount for the Second Measurement Period. Accordingly, 69.8% of the Corporate Performance Objective portion of the bonus opportunity was earned.

•  MBOs: With respect to the MBOs, the Committee determined that between 86.1% and 105.6% of the MBO portion of the bonus opportunity was earned by our participating NEOs.

Target Cash Bonus Amount

At the beginning of 2018, the Committee established a target bonus amount for each NEO, which is expressed as a percentage of base salary. The 2018 base salary, target percentage and resulting target cash bonus amount for each named executive officer is set forth in the table below:

NAME	BASE SALARY(1)	TARGET BONUS PERCENTAGE	TARGET CASH BONUS
John Onopchenko(2)	-	-	-
John McDermott(3)	$572,000	100%	$572,000
Vaseem Mahboob	$380,000	55%	$209,000
Matthew Thompson M.D.	$400,000	45%	$180,000
Jeremy Hayden	$350,000	45%	$157,500

(1)	Amounts reflect base salaries set at the beginning of 2018. Please refer to the "Salary" column of the Summary Compensation Table for amounts of actual base salaries paid to each NEO in 2018.

(2)	Mr. Onopchenko was not a participant in the 2018 Cash Bonus Plan.

(3)
Mr. McDermott's participation and ultimate payout under the 2018 Cash Bonus Plan was governed by a Severance Agreement and General Release entered into between us and Mr. McDermott on February 21, 2018, in connection with his retirement as our CEO, pursuant to which he was paid a bonus based on our estimated, projected performance for 2018 using applicable information readily and reasonably available as of June 30, 2018 to extrapolate the extent to which our estimated 2018 performance is or would be sufficient to result in achievement of his target bonus for 2018, prorated for the number of days of 2018 preceding June 30, 2018, resulting in a payout of $199,000. As a result of this and footnote (2) above, "participating NEO" as used herein for purposes of the 2018 Cash Bonus Plan refers only to Messrs. Hayden and Mahboob and Dr. Thompson.

Performance Objectives

Cash bonuses may be earned under the 2018 Cash Bonus Plan based on our achievement of pre-established Corporate Performance Objectives, and by plan participants based on their individual achievement of pre-determined MBOs. The percentage of the target cash bonus for each NEO that is subject to the Corporate Performance Objectives and the MBOs is set forth in the table below:

NAME	CORPORATE PERFORMANCE OBJECTIVES (% OF BONUS OPPORTUNITY)	MBOS (% OF BONUS OPPORTUNITY)
John Onopchenko	-	-
John McDermott	100%	0%
Vaseem Mahboob	70%	30%
Matthew Thompson M.D.	70%	30%
Jeremy Hayden	70%	30%

The cash bonuses for 2018 were payable as follows with respect to the Corporate Performance Objectives:

•	Approximately 50% based upon achievement of the Corporate Performance Objectives for the First Measurement Period; and

•	Approximately 50% based upon achievement of the Corporate Performance Objectives for the Second Measurement Period.

Corporate Performance Objectives for the First Measurement Period

The Corporate Performance Objectives comprise 70% of the total bonus opportunity for each of our participating NEOs. With respect to the First Measurement Period, the following table summarizes the individual components of the Corporate Performance Objectives, including the relative weighting of each component; the specific performance levels required to achieve the threshold, target and maximum payouts amounts; and the payout percentages that result from performance at the threshold, target and maximum performance levels.

OBJECTIVE	RELATIVE WEIGHTING OF COMPONENT	THRESHOLD PERFORMANCE LEVELS	PAYOUT PERCENTAGE FOR THRESHOLD PERFORMANCE	TARGET PERFORMANCE LEVELS	PAYOUT PERCENTAGE FOR TARGET PERFORMANCE	MAXIMUM PERFORMANCE LEVELS	PAYOUT PERCENTAGE FOR MAXIMUM PERFORMANCE
Financial Objectives
Global Sales	40%	$175M	50%	$185M	100%	$195M	150%
Total Operating Expenses	10%	$169M	50%	$165M	100%	$161M	150%
Non-Financial Objectives
Quality	30%	Score of 90	75%	Score of 100	100%	Score of 110	125%
New Product Development(1)	20%	February 2019 and April 2019	75%	December 2018 and February 2019	100%	October 2018 and December 2018	125%

(1)
As a result of the revisions to the 2018 Cash Bonus Plan, the new product development objective was removed from the objectives for the First Measurement Period, and instead performance with respect to this objective was only measured in the Second Measurement Period.

Financial Objectives for the First Measurement Period

The portion of the cash bonus opportunity that relates to the Financial Objectives could be earned based on our actual performance relative to the target amounts established by the Committee.

•	Global sales represented 40% of the bonus opportunity within the Corporate Performance Objectives.

•	Total operating expenses represented 10% of the bonus opportunity within the Corporate Performance Objectives.

•
Achievement of both of these objectives at the threshold amount would result in payment at 50% of target, at the target amount would result in payment at 100% of target, and at the maximum amount would result in payment at 150% of target. The Committee determined our actual achievement of the Corporate Performance Objectives by reference to our audited financial statements for 2018, as adjusted by the Committee for certain non-recurring items.

Non-Financial Objectives for the First Measurement Period

The portion of the cash bonus opportunity that relates to the Non-Financial Objectives could be earned based on our actual performance relative to specified goals established by the Committee.

•	The quality goal represented 30% of the bonus opportunity within the Corporate Performance Objectives.

•
The new product development goal initially represented 20% of the bonus opportunity within the Corporate Performance Objectives, but was later removed from the objectives for the First Measurement Period, and instead performance with respect to this objective was only measured in the Second Measurement Period.

•
Achievement of both of these objectives at the threshold amount would result in payment at 75% of target, at the target amount would result in payment at 100% of target, and at the maximum amount would result in payment at 125% of target.

For performance levels for the Corporate Performance Objectives in between the threshold and target amount, or between the target and maximum amount, the Committee adopted a sliding scale to determine the payout amount for that component.

Corporate Performance Objectives for the Second Measurement Period

With respect to the second measurement period, the following table summarizes the individual components of the Corporate

Performance Objectives, including the relative weighting of each component; the specific performance levels required to achieve the threshold, target and maximum payouts amounts; and the payout percentages that result from performance at the threshold, target and maximum performance levels.

OBJECTIVE	RELATIVE WEIGHTING OF COMPONENT	THRESHOLD PERFORMANCE LEVELS	PAYOUT PERCENTAGE FOR THRESHOLD PERFORMANCE	TARGET PERFORMANCE LEVELS	PAYOUT PERCENTAGE FOR TARGET PERFORMANCE	MAXIMUM PERFORMANCE LEVELS	PAYOUT PERCENTAGE FOR MAXIMUM PERFORMANCE
Financial Objectives
Global Sales	30%	$150M	25%	$160M	100%	-	-
Operating Expenses	20%	-	-	$165M	100%	$155M	150%
Non-Financial Objectives
Quality	25%	-	-	Successful	100%	-	-
Compliance	15%	-	-	Completed	100%	-	-
New Product Development	10%	-	-	December 2018	100%	October 2018	125%

Financial Objectives for the Second Measurement Period

The portion of the cash bonus opportunity that relates to the Financial Objectives could be earned based on our actual performance relative to the target amounts established by the Committee.

•
Global sales represented 30% of the bonus opportunity within the Corporate Performance Objectives. Achievement of this objective at the threshold amount would result in payment at 25% of target and at the target amount would result in payment at 100% of target. No maximum amount was set.

•
Operating expenses represented 20% of the bonus opportunity within the Corporate Performance Objectives. Achievement of this objective at the target amount would result in payment at 100% of target, and at the maximum amount would result in payment at 150% of target. No threshold amount was set.

•
The Committee determined our actual achievement of the Corporate Performance Objectives by reference to our audited financial statements for 2018, as adjusted by the Committee for certain non-recurring items.

For performance levels for the Financial Objectives in between the threshold and target amount (only with respect to global sales), or between the target and maximum amount (only with respect to operating expenses), the Committee adopted a sliding scale to determine the payout amount for that component.

Non-Financial Objectives for the Second Measurement Period

The portion of the cash bonus opportunity that relates to the Non-Financial Objectives could be earned based on our actual performance relative to specified goals established by the Committee.

•
The quality goal represented 25% of the bonus opportunity within the Corporate Performance Objectives. Payment at 100% of target could be achieved if the quality goal was successfully achieved. Otherwise, no payment would be made.

•
The compliance goal represented 15% of the bonus opportunity within the Corporate Performance Objectives. Payment at 100% of target could be achieved if the compliance goal was completed. Otherwise, no payment would be made.

•
The new product development goal represented 10% of the bonus opportunity within the Corporate Performance Objectives. Achievement of this objective at the target amount would result in payment at 100% of target, and at the maximum amount would result in payment at 125% of target. No threshold amount was set.

Management by Objectives (MBOs)

The MBOs comprise 30% of the total bonus opportunity for each of our participating NEOs. These objectives are established by the Committee and communicated to our NEOs and individualized to each NEO based on title and responsibility level. In particular, for 2018 the MBOs related to functional and cross-functional objectives designed to promote achievement of the Corporate Performance Objectives, including financial management goals, enterprise risk management objectives, product development milestones and leadership initiatives. The changes reflected in the Corporate Performance Objectives for the Second Measurement Period as against the First Measurement Period were appropriately reflected in the MBOs of our participating NEOs. For example, Mr. Mahboob’s MBO achievement for the Second Measurement Period was determined with reference to the revised global sales and expenses goals set forth for such period.

Calculation of Bonus Payout

First Measurement Period

Consistent with the application of the bonus payout formula described above for the first measurement period, and in furtherance of our pay-for-performance philosophy, the Committee determined that 19.7% of the Corporate Performance Objective portion of the bonus opportunity was earned with respect to the first measurement period, which reflects that:

•	we achieved the global sales objective at the threshold level;

•	we achieved the total operating expenses objective between the target and maximum levels;

•	we did not achieve the quality objective at the threshold level; and

•	we did not measure achievement of the new product developments objective, as performance with respect to this objective was only measured in the Second Measurement Period.

Second Measurement Period

Consistent with the application of the bonus payout formula described above for the second measurement period, and in furtherance of our pay-for-performance philosophy, the Committee determined that 50.1% of the Corporate Performance Objective portion of the bonus opportunity was earned with respect to the first measurement period, which reflects that:

•	we achieved the global sales objective between the threshold and target levels;

•	we achieved the operating expenses objective at the maximum level;

•	we achieved the target quality objective;

•	we achieved the target compliance objective; and

•	we did not achieve the new product development objective.

Overall Result at Year End

As a result, each of our participating NEOs earned 69.8% of the total bonus opportunity under the 2018 Cash Bonus Plan that was based on achievement of the Corporate Performance Objectives. Further, our participating NEOs achieved and earned between 86.1% and 105.6% of the total bonus opportunity under the 2018 Cash Bonus Plan that was based on achievement of the MBOs, which reflects the successful execution of several critical management initiatives.
The actual payments made to each participating NEO pursuant to the 2018 Cash Bonus Plan are set forth in the "Non-Equity Incentive Plan" column of the Summary Compensation Table.

2018 Annual Stock Option and Cash Awards

Our intention in early 2018 was to make annual grants of equity to our NEOs consistent with our historical practices and our compensation philosophy. However, we encountered challenges in making our customary equity grants as a result of the lack of shares available for issuance under our 2015 Plan, which was partially due to the decrease in our stock price, leading to the need for a significantly greater number of shares to be granted as equity awards to our employees than we had anticipated earlier in the year when our stock price was higher. Throughout the year, the Committee also considered the expected timing of implementation of a stock option exchange program with certain eligible employee option holders in determining the appropriate level of equity grants, but the stock option exchange program was ultimately deemed not to be in our best interests or those of our stockholders for 2018, and was not implemented.

As a result of these factors, we had to delay making annual equity grants for 2018 until we received stockholder approval for an increase in the shares available for issuance under our 2015 Plan, which we received at a Special Meeting of Stockholders held on December 21, 2018. As of December 21, 2018, there were sufficient shares authorized under our 2015 Plan to grant equity awards for 2018, though the overall share authorization remained limited. Due to these circumstances, the 2018 equity awards were granted at the end of the year, and took the form of the 2018 Annual Stock Option and Cash Awards, which, given the limited shares available for issuance under the 2015 Plan, were comprised of 18% equity, in the form of stock options, and 82% cash to make up the rest of the value of the equity awards that would have been granted had we had sufficient shares authorized.

The following table provides summary information regarding the annual stock option and cash awards granted to our NEOs during 2018:

2018 Annual Stock Option and Cash Awards At-Risk • Time-Based (Short-Term and Long-Term Vesting) • Cash and Equity
Philosophy	Considerations	Vesting Provisions
Attract and Retain Executives:
•  Promote retention of our executives with customary annual incentive awards.

Align Interests with Stockholders:
•  Align the interests of executives with those of our stockholders by issuing options that only have value to our executives to the extent the price of our common stock increases over time following the grant date and remains elevated as the option vests.

•  Awards consist of approximately 18% equity, in the form of stock options, and 82% cash. The cash amount is inclusive of a 15% premium on awards that were intended to be granted earlier in the year and that could not be fulfilled at that time because of insufficient shares reserved for issuance under our 2015 Plan.

•  Each option allows the recipient to acquire shares of our common stock at a fixed price per share (equal to the closing price of our common stock on the grant date) over a specified period of time.

•  The options will provide a return to an NEO only if he remains in our employ and the market price of our common stock appreciates over the option term. The cash portion is also only available to an NEO if he remains in our employ over the vesting term.

•  Time-based vesting promotes retention of executives during this critical stage of our business restructuring.

•  Awards granted to each NEO determined by review of Radford report and exercise of discretion by the Committee.

•  100% of the option portion of the awards vests on the first anniversary of the grant date, and the cash portion of the awards is payable as to 41% of the award amount on June 30, 2020 and the remaining 41% on June 30, 2021, subject to an NEO’s continued employment with us during that time.

2018 Contractual Retention and Promotion Awards

In connection with our efforts to hire, promote, retain and motivate certain executives during 2018, we entered into certain offer letters and employment agreements (and other similar arrangements) as a result of which we were contractually obligated to issue certain equity awards and make certain retentive cash bonus payments. The following table provides information regarding additional contractual equity awards granted, and cash payments made to our NEOs during 2018 as retention awards or promotion awards:

2018 Contractual Retention and Promotion Awards At-Risk • Mix of Performance-Based and Time-Based • Cash and Equity
Philosophy	2018 Grants	Considerations	Performance Criteria/ Vesting Provisions
Attract and Retain Executives:
•  Attract executives by offering compensation that is competitive in the marketplace and promote retention using time-based equity awards that vest only if the executive remains employed by us, as well as cash bonuses.

Align Interests with Stockholders:
•  Provide NEOs with equity awards the value of which changes over time based on the market price of our common stock.

Pay for Performance:
•  In some cases, vesting may accelerate based on achievement of specified Company and/or individual performance criteria approved by the Committee.

Reward Achievement:
•  Provide incentives for achieving Company goals, which may lead to accelerated vesting of some awards.
	• Mr. Onopchenko received a promotion bonus in the form of (i) a cash bonus, (ii) time-based stock option grant, and (iii) time-based RSU grant.	• One-time sign-on bonus package for assuming the role of Chief Executive Officer on May 2, 2018.
•  Mr. Onopchenko received (i) a one-time cash sign-on bonus of $666,667, (ii) time-based incentive stock options with a grant date fair market value of $450,000, which vest in three equal annual installments on each of the first three anniversaries of the grant date, and (iii) time-based RSUs with a grant date fair market value of $450,000, which vest in three equal annual installments on each of the first three anniversaries of the grant date.

• Mr. Onopchenko received a retention award in the form of a cash bonus.
•  We entered into a contractual arrangement with Mr. Onopchenko which provided for an additional cash bonus based on individual performance for fiscal year 2018 and a determination that his compensation package did not have intended retention value due to the decline in our stock price and additional market considerations.
• Mr. Onopchenko received a $100,000 cash bonus related to his performance for fiscal year 2018, which was paid out in February 2019.
• Mr. Mahboob received a retention award of time-based RSUs with a performance-based accelerator.
•  We entered into contractual arrangements which provided for grants of these awards based on individual performance and a determination that prior equity grants did not have intended retention value due to the decline in our stock price and additional market considerations.

•  RSUs have a grant date fair market value of $200,000 and will vest as to 100% of the underlying shares of common stock on the third anniversary of the grant date, subject to Mr. Mahboob's continued employment with us, provided that the vesting of the RSUs shall be subject to acceleration based on the achievement of specified Company and/or individual performance criteria.

• Mr. Mahboob received a retention award of time-based RSUs.
•  RSUs have a grant date fair market value of $150,000 and will vest in two equal annual installments on each of the first two anniversaries of the grant date, subject to Mr. Mahboob's continued employment with us.

• Dr. Thompson received a retention award of time-based RSUs.
•  RSUs have a grant date fair market value of $350,000 and will vest in three equal annual installments on each of the first three anniversaries of the grant date, subject to Dr. Thompson's continued employment with us.

As discussed in the section entitled "Potential Payments Upon Termination or Change in Control" below, the vesting of certain equity awards described above may be accelerated under certain circumstances.

Employee Benefits

The following table provides summary information regarding the key employee benefits granted or paid to our NEOs during 2018:

Employee Benefits Guaranteed • Other
Philosophy	Considerations	Benefits
Attract and Retain Executives: • Provide our NEOs with competitive broad-based employee benefits structured to attract and retain key executives.	• Generally reflect benefits provided to all of our U.S.-based full-time employees.
•  401(k) plan for the benefit of all of our eligible employees, including our NEOs. We do not provide for matching contributions under the 401(k) plan.

•  Participation in our ESPP for eligible employees, including our NEOs. We offer shares under our ESPP in offering periods of May 1 to October 31 and November 1 to April 30, or on such other date as the administrator of our ESPP may determine. The purchase price of the shares is the lower of 85% of the fair market value of our common stock on the purchase date or the beginning of the offering period.

•  Health, dental, vision and life insurance and other customary employee assistance plans for all full-time employees, including our NEOs.

•  Automobile allowances and business travel and airfare accommodations for select executives based on responsibilities and travel requirements.

•  Relocation expenses for new hires.

Severance and Change of Control

The following table provides summary information regarding the severance and change of control provisions in our severance agreements and equity award agreements entered into with each of our NEOs:

Severance and Change of Control Provisions At-Risk • Cash and Equity
Philosophy	Considerations	Terms
Attract and Retain Executives:
•  Retain and encourage our NEOs to remain focused on our business and the interests of our stockholders when considering strategic alternatives.

•  Intended to ease an NEOs transition due to an unexpected employment termination.

•  These provisions are considered a typical component of a competitive executive pay package for executives among our peer group.

•  The employment of our NEOs is "at will", meaning we can terminate them at any time and they can terminate their employment with us at any time.

•  Take into account the time it is expected to take a separated executive to find a job with a similar title and level of responsibility.

•  In the event of a termination of employment due to an involuntary termination, prior to a change in control, our NEOs will receive: (i) a cash severance payment in an amount equal to six months of base salary for Mr. Hayden, 12 months for each of Mr. Mahboob and Dr. Thompson and 24 months for Mr. Onopchenko, (ii) a cash payment equal to 100% of the target cash bonus for which the NEO would be eligible based on the date of termination, and (iii) continued health insurance benefits for six months following termination.

•  In the event of an involuntary termination upon, or within 24 months following, a change in control, our NEOs will receive: (i) a cash severance payment in an amount equal to 18 months of base salary for the year in which the termination occurs (24 months in the case of Mr. Onopchenko), (ii) a cash payment in an amount equal to 100% of the target cash bonus for the year in which the termination occurs (150% in the case of Mr. Onopchenko), and (iii) continued health insurance benefits for 18 months following termination. In addition, all outstanding equity awards will vest without regard to a termination of employment.
• For additional information about the severance and change of control provisions in our employment agreements, see the section entitled "Potential Payments upon Termination or Change in Control".

Other Compensation-Related Topics
Role of CEO in Compensation Decisions

The Committee solicits the input of our CEO in determining compensation for our NEOs other than himself, particularly with respect to salary, cash bonus opportunity and equity awards. While our CEO participates in the deliberations regarding compensation for our other NEOs, he does not participate in, and is not present at, any deliberations regarding his own compensation. The Committee considers the information provided by our CEO, as well as information provided by Radford, to make compensation decisions for our NEOs.

Compensation Risk Considerations

In assessing our overall compensation policies and practices, the Committee also considers how such policies and practices may encourage risk-taking by employees. The Committee conducts a compensation risk analysis at least annually, but also takes into account compensation-related risks each time it grants compensation awards throughout the year. In conducting these assessments, the Committee considers a number of factors including the following:

•	Our compensation program consists of both guaranteed pay and at-risk pay, and the Committee reviews this mix annually.

•	Peer group and industry compensation data is reviewed regularly to ensure alignment with our compensation program and market competitiveness.

•	We seek to pay our executives’ target total compensation at the 50th percentile compared to our peer group.

•	Our performance-based awards are earned based on the achievement of multiple Company and individual performance objectives.

•	Our performance-based awards are subject to maximum award amounts to limit the potential compensation amount associated with any particular award.

•	Our executive compensation program encourages executive retention through long-term vesting provisions.

•	We have adopted stock ownership policies, which encourage executives to have a significant, long-term equity position in our Company.

•	Our cash and equity incentive awards are subject to our Clawback Policy.

•	Our Insider Trading Policy prohibits our NEOs and other executive officers from hedging the economic interest in our securities, and from pledging our securities.

•	Our severance and change in control benefits are designed to attract and retain executives without providing excessive benefits.

In considering these matters, the Committee concluded that it does not believe that our compensation program is reasonably likely to have a material adverse effect on us.

Clawback Policy

Though the SEC has not yet finalized rules implementing the requirement for adoption of a clawback policy as contemplated by the Dodd-Frank Act, we have voluntarily adopted a Clawback Policy which we believe reinforces our pay-for-performance philosophy and contributes to a Company culture that emphasizes integrity and accountability in financial reporting.

Pursuant to our Clawback Policy, in the event we are required to prepare an accounting restatement of our financial statements as a result of our material noncompliance with any financial reporting requirement under the federal securities laws, our board of directors will require reimbursement or forfeiture of any excess performance-based cash or equity incentive compensation received by any of our executive officers during the three completed fiscal years immediately preceding the date on which we are required to prepare the accounting restatement. Our Clawback Policy applies all incentive compensation granted to covered employees after the date on which the policy was adopted.

Tax and Accounting Considerations
 Among the factors it considers when making executive compensation decisions, the Committee considers the anticipated tax and accounting impact to us (and to our executives and other employees) of various payments, equity awards and other benefits.
In particular, the Committee considers the impact of the provisions of Section 162(m) of the Code. That section generally limits the deductibility of compensation paid by a publicly-held company to "covered employees" for a taxable year to $1.0 million, except for certain "performance-based compensation" payable pursuant to written contracts that were in effect on November 2, 2017 and that are not modified in any material respect on or after that date. "Covered employees" generally include our CEO, CFO and other highly compensated executive officers. Thus, our tax deduction with regard to compensation of these officers  is limited to $1.0 million per taxable year with respect to each such officer. With respect to cash and equity awards that were in effect on November 2, 2017, and that are not modified in any material respect on or after that date, the Committee is mindful of the benefit to us and our stockholders of the full deductibility of compensation and have taken steps so that both the cash incentive and stock option awards that we granted may qualify for aforementioned exception to non-deductibility under Section 162(m) of the Code. However, awards that we granted that were intended to qualify as "performance-based compensation" may not necessarily qualify for such exemption under Section 162(m) of the Code, and the Committee may determine that the modification of such awards may ultimately be in our best interests and those of our stockholders, whether to meet contractual obligations or otherwise. With respect to cash incentive and equity awards that we may grant in the future, we do not anticipate that the $1.0 million deduction limitation set forth in Section 162(m) of the Code will have a material impact on our results of operations.
The Committee also considers the impact of Section 409A of the Code, and in general, our executive plans and programs are designed to comply with the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance.
Our change in control and severance arrangements do not provide for excise tax gross-up payments.
Although we review and consider the tax and accounting laws, rules and regulations that may impact our executive compensation program, we believe it is not in the best interests of our stockholders to restrict the Committee’s discretion and flexibility in developing appropriate compensation programs and thus also consider the competitiveness of our program in our market and the importance to our stockholders of incentivizing and rewarding executives for reaching desired performance levels and other goals.

SUMMARY COMPENSATION TABLE
The following table sets forth summary compensation information for the fiscal years ended December 31, 2018, 2017 and 2016 for each of our NEOs. This table is intended to be reviewed together with the section entitled "Compensation Discussion and Analysis" above, as well as the additional compensation tables and related footnotes below.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Units(1)	Stock Options(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
John Onopchenko, Chief Executive Officer(3)	2018	$531,538(4)	$766,667(5)	$450,000	$450,002	$—	$—	$2,198,207
	2017	$61,538	$—	$300,001	$500,000	$—	$100,000	$961,539
Vaseem Mahboob, Chief Financial Officer	2018	$387,692(6)	$—	$350,001	$92,887	$669,691	$—	$1,500,271
	2017	$350,000	$—	$255,835	$253,451	$91,438	$0	$950,724
	2016	$350,000	$194,729	$250,004	$400,162	$0	$70,069	$1,264,964
Matthew Thompson, M.D. Chief Medical Officer(7)	2018	$414,266(8)	$—	$350,001	$92,886	$641,305	$—	$1,498,458
Jeremy Hayden General Counsel and Corporate Secretary(9)	2018	$354,615(10)	$—	$—	$89,110	$590,057	$—	$1,033,782
John McDermott, Former Chief Executive Officer(11)	2018	$290,400(12)	$—	$337,433(13)	$1,523,946(14)	$—	$1,203,630(15)	$3,452,017
	2017	$572,000	$—	$674,800	$622,107	$143,000	$—	$2,011,907
	2016	$572,000	$578,623	$800,002	$1,250,508	$—	$—	$3,201,133

(1)
Amounts shown in this column do not necessarily reflect the actual value received or to be received by our NEOs or the amount of stock-based compensation expense reported within our consolidated financial statements. Instead, the amounts shown reflect the grant date fair values of equity awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair values of the awards, see Note 4 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. In accordance with applicable SEC rules, (i) for those awards that are subject to the satisfaction of performance conditions, the amounts reported reflect the value at the grant date based upon our determination as to the probable outcome of such conditions and (ii) for those awards with service-based vesting conditions, the amounts reported exclude the impact of estimated forfeitures.

(2)
Amounts shown in this column reflect (i) payouts under our 2018 cash bonus plan based on the achievement of pre-determined Company and individual performance objectives, and (ii) the cash portion of the 2018 annual stock option and cash awards, which vest over approximately two and one half years following the grant date subject to the NEOs continued employment. See the sections entitled "2018 Cash Bonus Plan Awards" and "2018 Annual Stock Option and Cash Awards" for additional information.

(3)
Mr. Onopchenko joined us as Chief Operating Officer in October 2017 and was promoted to Chief Executive Officer in May 2018. Mr. Onopchenko did not serve as our NEO during 2016 so no compensation information has been provided for him for that year.

(4)
This amount reflects the base salary paid to Mr. Onopchenko during 2018. In connection with his appointment as Chief Executive Officer, Mr. Onopchenko's base salary was increased to $600,000 pursuant to an Employment Agreement entered into between us and Mr. Onopchenko on May 2, 2018.

(5)
Mr. Onopchenko received a one-time, cash sign-on bonus of $667,000 in connection with his promotion to Chief Executive Officer. In addition, he received a one-time, discretionary cash bonus of $100,000 relating to his performance during 2018, which was paid in February 2019. Mr. Onopchenko was not eligible to participate in the 2018 Cash Bonus Plan.

(6)
This amount reflects the base salary paid to Mr. Mahboob during 2018. Mr. Mahboob's base salary was increased to $420,000 pursuant to an Amended and Restated Employment Agreement entered into between us and Mr. Mahboob on December 4, 2018.

(7)	Dr. Thompson joined us as Chief Medical Officer in December 2016. Dr. Thompson did not serve as our NEO during 2016 or 2017 so no compensation information has been provided for him for those years.

(8)
This amount reflects the base salary paid to Dr. Thompson during 2018. Effective October 6, 2018, Dr. Thompson's base salary was increased to $435,000 pursuant to an Amended and Restated Employment Agreement entered into between us and Dr. Thompson on December 4, 2018.

(9)	Mr. Hayden joined us as General Counsel in August 2017. Mr. Hayden did not serve as our NEO during 2016 or 2017 so no compensation information has been provided for him for those years.

(10)
This amount reflects the base salary paid to Mr. Hayden during 2018. Effective October 6, 2018, Mr. Hayden's base salary was increased to $375,000 pursuant to an Amended and Restated Employment Agreement entered into between us and Mr. Hayden on December 4, 2018.

(11)	Mr. McDermott stepped down from his role as Chief Executive Officer in May 2018.

(12)	This amount reflects the base salary paid to Mr. McDermott for serving as Chief Executive Officer during 2018.

(13)
This amount reflects the grant date fair value of certain RSU award modifications resulting from the extension of the vesting provisions of the awards consistent with the terms of the McDermott Severance Agreement. There were no new equity grants to Mr. McDermott during 2018. As required by the applicable SEC rules and regulations, the grant date fair value has been calculated in accordance with FASB ASC Topic 718. However, the amount does not necessarily reflect the actual value received by Mr. McDermott as a result of the modification of the applicable RSU awards or upon any potential future sale of the underlying shares.

(14)
This amount reflects the grant date fair value of certain stock option award modifications resulting from the extension of the vesting provisions of the awards consistent with the terms of the McDermott Severance Agreement. There were no new equity grants to Mr. McDermott during 2018. As required by the applicable SEC rules and regulations, the grant date fair value has been calculated in accordance with FASB ASC Topic 718. However, the amount does not necessarily reflect the actual value received by Mr. McDermott as a result of the modification of the applicable stock option awards or upon any potential future sale of the underlying shares.

(15)
This reflects amounts paid to Mr. McDermott consistent with the terms of the McDermott Severance Agreement in connection with him stepping down as Chief Executive Officer, and includes: (i) a cash severance payment equal to 18 months of base salary in the amount of $858,000, (ii) a prorated cash bonus for 2018 in the amount of $199,629, (iii) consulting fees in the amount of $146,001, and (iv) a payment for accrued but unpaid PTO in the amount of $96,608. See the section entitled "McDermott Severance Agreement" for additional information.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes all grants of plan-based awards made to our NEOs during the fiscal year ended December 31, 2018. The amounts set forth in the table do not necessarily reflect the value of the actual amounts paid or awards realized by our NEOs.

Name	Grant Date	Estimated Payouts Under Non-Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)(2)	Exercise or Base Price of Securities Underlying Options(#)(3)	Grant Date Fair Value of Stock Options and RSUs ($)(4)
		Target	Maximum
John Onopchenko(5)	5/2/2018	—	—	—	19,864	$43.60	$450,002
	12/30/2018	—	—	60,443(6)	—	—	$450,000
Vaseem Mahboob	1/25/2018	$209,000	$246,489	—	—	—	—
	12/30/2018	—	—	—	22,561	$7.45	$92,887
	12/30/2018	—	—	20,147(7)	—	—	$150,000
	12/30/2018	—	—	26,863(8)	—	—	$200,000
Matthew Thompson, M.D.	1/25/2018	$180,000	$212,288	—	—	—	—
	12/30/2018	—	—	—	22,561	$7.45	$92,886
	12/30/2018	—	—	47,011(9)	—	—	$350,001
Jeremy Hayden	1/25/2018	$157,500	$185,752	—	—	—	—
	12/30/2018	—	—	—	21,644	$7.45	$89,110
John McDermott(10)	1/25/2018	$572,000	$786,500	—	—	—	—

(1)
The amounts in these columns represent the potential payouts under our 2018 Cash Bonus Plan based on the achievement of pre-determined Company and individual performance objectives. See the section entitled "2018 Cash Bonus Plan Awards" for additional information.

(2)
The amount in this column for Mr. Onopchenko reflects a promotion grant of time-based stock options, which vest as to one-third of the shares on each of the first three anniversaries of the grant date. The amounts in this column for our other NEOs represent the grant of time-based stock options, which vest as to 100% of the shares on the first anniversary of the grant date, subject to the NEOs continued employment with us. These grants reflect the equity portion of the 2018 annual stock option and cash awards, which consist of 18% equity awards and 82% cash awards. The cash portion of these awards, which is not reflected in the table above, is payable as to 41% of the award amount on June 30, 2020 and the remaining 41% on June 30, 2021, in each case subject to our NEO’s continued employment with us. See the section entitled "2018 Stock Option and Cash Awards" for additional information.

(3)	Stock options are granted with an exercise price equal to the closing price of our common stock on the grant date.

(4)
The grant date fair value of stock options is equal to the Black Scholes value on the grant date, multiplied by the number of shares of our common stock underlying the stock options. The grant date fair value of RSUs is equal to the closing price of our common stock on the grant date, multiplied by the number of shares of our common stock underlying the RSUs.

(5)	Mr. Onopchenko was not eligible to participate in the 2018 Cash Bonus Plan.

(6)
This amount reflects a promotion grant of time-based RSUs issued in connection with Mr. Onopchenko’s appointment as our Chief Executive Officer, which vest as to one-third of the shares on each of the first three anniversaries of the grant date.

(7)
This amount reflects a retention award of time-based RSUs which vest as to 50% of the shares on each of the first two anniversaries of the grant date, subject to Mr. Mahboob’s continued employment with us.

(8)
This amount reflects a retention award of performance-based RSUs, which will vest based upon the achievement of Company performance objectives that will be determined by the Compensation Committee. To the extent the performance objectives are not achieved, these RSUs will vest as to 100% of the shares on the third anniversary of the grant date, subject to Mr. Mahboob’s continued employment with us.

(9)
This amount reflects a retention award of time-based RSUs which vest as to one-third of the shares on each of the first three anniversaries of the grant date, subject to Dr. Thompson’s continued employment with us.

(10)
Mr. McDermott’s payment pursuant to the 2018 Cash Bonus Plan, as well as additional compensation paid to him in 2018, was governed by the McDermott Severance Agreement. See the sections entitled "2018 Cash Bonus Plan Awards" and "McDermott Severance Agreement" for additional information.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table summarizes all outstanding equity awards held by our NEOs as of December 31, 2018. The amounts set forth in the table do not necessarily reflect the actual value to be realized by our NEOs.

	Stock Options				Restricted Stock Units
Name	Number of Shares Underlying Unexercised Options Exercisable (#)	Number of Shares Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of RSUs That Have Not Vested (#)	Market Value of RSUs that Have Not Vested ($)(4)
John McDermott	12,500	—	35.40	7/6/2019
	7,110	—	43.60	5/20/2020
	8,200	—	82.60	5/25/2021
	25,664	10,567(5)	75.30	2/4/2026
	5	4,144(5)	48.20	5/31/2027
	10,697	12,153(5)	48.20	5/31/2027
John Onopchenko	83	203(6)	53.00	10/30/2027	5,660(9)	40,526
	5,468	13,280(6)	53.00	10/30/2027	60,443(10)	432,772
	—	6,880(7)	43.60	5/2/2028
	—	12,984(7)	43.60	5/2/2028
Vaseem Mahboob	2,211	614(6)	135.60	10/15/2025	2,500(11)	17,900
	8,610	2,267(6)	135.60	10/15/2025	2,764(12)	19,790
	8,212	3,382(5)	75.30	2/4/2026	1,106(10)	7,919
	4,353	3,075(5)	48.20	5/31/2027	20,147(13)	144,253
	19	3,552(5)	48.20	5/31/2027	26,863(14)	192,339
	—	22,561(8)	7.45	12/30/2018
Matthew Thompson, M.D.	4,953	4,954(6)	69.10	12/1/2026	2,500(11)	17,900
	180	346(5)	48.20	5/31/2027	47,011(10)	336,599
	3,392	5,081(5)	48.20	5/31/2027
	—	22,561(8)	7.45	12/30/2028
Jeremy Hayden	2,373	7,127(6)	42.10	8/21/2027	4,750(9)	34,010
	5,490	8,611(6)	42.10	8/21/2027
	—	21,644(8)	7.45	12/30/2028

(1)	The vesting of these stock options may fully accelerate upon a change in control transaction pursuant to written agreements entered into between us and each of our NEOs.

(2)	All stock options are granted with an exercise price equal to the closing price of our common stock on the grant date.

(3)	All stock options expire on the date that is 10 years following the grant date.

(4)	The amounts in this column are based on the closing price of our common stock on December 31, 2018, which was $7.16 per share.

(5)	These time-based stock options vest in equal monthly installments over 48 months, such that all options may become fully vested upon the fourth anniversary of the grant date.

(6)
These time-based stock options vest as to 25% of the shares on the first anniversary of the grant date and then in equal monthly installments over the next three years such that all options may become fully vested upon the fourth anniversary of the grant date.

(7)	These time-based stock options vest as to one-third of the shares on each of the first three anniversaries of the grant date.

(8)	These time-based stock options vest as to 100% of the shares on the first anniversary of the grant date.

(9)
These performance-based RSUs will vest based upon the achievement of Company performance objectives that will be determined by the Compensation Committee. To the extent the performance objectives are not achieved, these RSUs will vest as to 100% of the shares on the fourth anniversary of the grant date.

(10)	These time-based RSUs vest as to one-third of the shares on each of the first three anniversaries of the grant date.

(11)	These time-based RSUs vest as to one-half of the shares 18 months following the grant date, and as to the remaining one-half of the shares on the third anniversary of the grant date.

(12)
These performance-based RSUs will vest based upon the achievement of Company performance objectives that have been determined by Compensation Committee. It is probable that the performance objectives will not be achieved. To the extent the performance objectives are not achieved, these RSUs will vest as to 100% of the shares on the fourth anniversary of the grant date.

(13)	These time-based RSUs vest as to one-half of the shares on the first anniversary of the grant date and as to the remaining one-half of the shares on the second anniversary of the grant date.

(14)
These performance-based RSUs will vest based upon the achievement of Company performance objectives that will be determined by the Compensation Committee. To the extent the performance objectives are not achieved, these RSUs will vest as to 100% of the shares on the third anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED
The following table provides information, for each of our NEOs, regarding (i) the exercise of stock options during the fiscal year ended December 31, 2018, including the number of shares acquired upon exercise and the value realized, and (ii) the vesting of RSUs during the fiscal year ended December 31, 2018, including the number of shares acquired upon vesting and the value realized, in each case before payment of any applicable withholding tax and broker commissions.

	Stock Options			Restricted Stock Units
Name	Exercise Date	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Vesting Date	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
John McDermott	3/27/2018	25,000	$365,000	2/5/2018	3,537	$146,432
	5/10/2018	15.538	$320,081	5/28/2018	1,605	$90,683
	5/10/2018	2,168	$44,661	6/30/2018	3,537	$200,194
Vaseem Mahboob	—	—	—	2/5/2018	1,105	$45,747
Matthew Thompson, M.D.	—	—	—	5/15/2018	3,100	$150,970

(1)
Consistent with applicable SEC rules and regulations, the value realized upon exercise of the stock options is determined based upon the difference between closing price of our common stock on the relevant exercise date and the exercise price of the stock option.

(2)	Consistent with applicable SEC rules and regulations, the value realized upon the vesting of the RSUs is based on the closing price of our common stock on the relevant vesting dates.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements

We typically enter into employment agreements with each of our executive officers and other senior management personnel. Our current employment agreements with our NEOs generally provide that in the event of a separation from service due to termination by us other than for cause, death or disability, or the NEO’s resignation for good reason, which we refer to collectively as an "involuntary termination", prior to a change in control of our Company, our NEO will receive (i) the portion of the then-current base salary that was accrued and unpaid through the date of termination, (ii) payments for any accrued and unpaid PTO through the date of termination, (iii) a cash severance payment in an amount equal to 6 months of the then-current base salary for Mr. Hayden, 12 months of the then-current base salary for each of Mr. Mahboob and Dr. Thompson, and 24 months of the then-current base salary for Mr. Onopchenko, payable in a lump sum within 60 days following termination, (iv) a cash payment equal to 100% of the target cash bonus for which the NEO would be eligible for the year in which such termination occurred, payable in a lump sum within 60 days following termination, (v) continued health insurance benefits for 6 months for Messrs. Hayden and Mahboob and Dr. Thompson following termination and 18 months for Mr. Onopchenko following termination and (vi) payment for reasonable outplacement services for 12 months following termination, in an aggregate amount not to exceed $10,000. All outstanding equity awards granted to Mr. Mahboob and Dr. Thompson under our equity incentive plans that have solely time-based vesting requirements will become fully vested as to all underlying shares of common stock upon an involuntary termination prior to a change in control. All outstanding equity awards granted to Mr. Onopchenko under our equity incentive plans that vest within 12 months following an involuntary termination prior to a change in control will become vested. No equity awards held by Mr. Hayden will be subject to any accelerated vesting upon an involuntary termination prior to a change in control.

In the event of an involuntary termination upon or within 24 months following a change in control, Mr. Onopchenko will be entitled to receive, in addition to items (i), (ii) and (vi) above as applicable to Mr. Onopchenko, (a) a cash severance payment in an amount equal to 24 months of the then-current base salary, payable in a lump sum within 60 days following termination and (b) a cash payment in an amount equal to 150% of his target cash bonus, payable in a lump sum within 60 days following termination.

In the event of an involuntary termination upon or within 24 months following a change in control, Messrs. Hayden and Mahboob and Dr. Thompson will be entitled to receive, in addition to items (i), (ii) and (vi) above, (a) a cash severance payment in an amount equal to 18 months of the then-current base salary, payable in a lump sum within 60 days following termination, (b) a cash payment equal to 100% of the target cash bonus for the year in which the termination occurs, payable in a lump sum within 60 days following termination, and (c) continued health insurance benefits for 18 months following termination.

In addition, upon a change in control transaction, the employment agreements with each of our NEOs provide for accelerated vesting of all outstanding equity awards regardless of whether a termination of employment occurs.

McDermott Severance Agreement

Mr. McDermott stepped down from his role as as Chief Executive Officer in May 2018. In connection with Mr. McDermott’s separation from our Company, we entered into a Severance Agreement and General Release with Mr. McDermott on February 21, 2018, or the McDermott Severance Agreement.

The McDermott Severance Agreement provided that Mr. McDermott would receive (i) any salary that was accrued but was not paid as of his separation date, (ii) payment for accrued and unpaid PTO through his separation date, (iii) a cash severance payment in an amount equal to 18 months of his base salary, payable in a lump sum within 60 days following his separation date, (iv) a prorated cash payment equal to his target bonus for 2018, (v) accelerated vesting of certain previously granted RSUs, (vi) continued vesting and exercisability of certain previously issued stock options, subject to certain conditions, (vii) a cash payment representing the cost of group medical insurance coverage for up to 18 months following his separation date, and (viii) payment for reasonable outplacement services for 12 months following his separation date, in an aggregate amount not to exceed $10,000. In addition, the McDermott Severance Agreement provides for the acceleration of vesting of certain previously issued stock options in certain circumstances.

Mr. McDermott’s receipt of the aforementioned payments and benefits was conditioned upon, (i) the effectiveness of a general release of claims in favor of us (and certain affiliates and related parties) that is included within the McDermott Severance Agreement, and (ii) Mr. McDermott’s compliance with certain confidentiality, non-competition, non-solicitation, non-disparagement and other standard covenants.

SEVERANCE AND CHANGE IN CONTROL PAYMENTS
The following table summarizes the amounts that would have become payable to each of our NEOs pursuant to the various employment agreements described above, assuming each NEO experienced an involuntary termination of employment as of December 31, 2018, both prior to and after the occurrence of a change in control transaction. If a change in control transaction was to occur on a different date, the payments to be made and value to be realized by our NEOs could be materially different.

In connection with a termination of employment as a result of death or disability, or by an NEO without good reason, we shall not have any obligations to the NEO except that the NEO shall be entitled to receive base salary through the date of termination, payments for accrued and unpaid PTO through the date of termination, and unreimbursed business expenses through the date of termination.

Name	Payment or Benefit	Involuntary Termination (Prior to Change in Control)	Involuntary Termination (After Change in Control)
John Onopchenko	Continuation of base salary(1)	$1,200,000	$1,200,000
	Bonus payment(2)	$600,000	$900,000
	Equity award vesting acceleration(3)	$40,526	$473,297
	Continuation of benefits(4)	$36,000	$36,000
Vaseem Mahboob	Continuation of base salary(5)	$420,000	$630,000
	Bonus payment(6)	$231,000	$231,000
	Equity award vesting acceleration(7)	$170,064	$382,194
	Continuation of benefits(8)	$12,000	$36,000
Matthew Thompson, M.D.	Continuation of base salary(5)	$435,000	$652,500
	Bonus payment(6)	$195,750	$195,750
	Equity award vesting acceleration(7)	$354,499	$354,499
	Continuation of benefits(8)	$12,000	$36,000
Jeremy Hayden	Continuation of base salary(9)	$187,500	$562,500
	Bonus payment(6)	$168,750	$168,750
	Equity award vesting acceleration(10)	$0	$34,010
	Continuation of benefits(8)	$12,000	$36,000

(1)	The executive is entitled to receive a payment equal to base salary for 24 months both "Prior to Change in Control" and "After Change in Control."

(2)
"Prior to Change in Control" this amount equals 100% of the target bonus for 2018 and assumes the target level of performance was achieved. "After Change in Control" this amount equals 150% of the target bonus for 2018, which would have become payable regardless of Company performance relative to the target performance level.

(3)
"Prior to Change in Control" includes the fair market value of the outstanding equity awards granted to Mr. Onopchenko under our equity incentive plans that will become vested and exercisable within 12 months of December 31, 2018. "After Change in Control" includes the fair market value of all unvested equity awards outstanding as of December 31, 2018, which will vest in full upon a change in control. Fair market value was calculated based on the number of equity awards for which vesting would have been accelerated, multiplied by the closing price of our common stock on December 31, 2018, which was $7.16 per share (and for stock options is calculated as the difference between such closing price and the relevant exercise prices).

(4)
Represents continuation of COBRA payments for 18 months both "Prior to Change in Control" and "After Change in Control." COBRA Payments may be extended for an additional six months in limited circumstances.

(5)
"Prior to Change in Control" the executive is entitled to receive a payment equal to base salary for 12 months. "After Change in Control" the executive is entitled to receive a payment equal to base salary for 18 months.

(6)
"Prior to Change in Control" this amount equals 100% of the target bonus for 2018 and assumes the target level of performance was achieved. "After Change in Control" this amount equals 100% of the target bonus for 2018, which would have become payable regardless of Company performance relative to the target performance level.

(7)
"Prior to Change in Control" includes the fair market value of the outstanding equity awards granted to the executive under our equity incentive plans that solely have time-based vesting requirements, which will vest upon an involuntary termination of employment. "After Change in Control" includes the fair market value of all unvested equity awards outstanding as of December 31, 2018, which will vest in full upon a change in control. Fair market value was calculated based on the number of equity awards for which vesting would have been accelerated, multiplied by the closing price of our common stock on December 31, 2018, which was $7.16 per share (and for stock options is calculated as the difference between such closing price and the relevant exercise prices).

(8)
"Prior to Change in Control" represents continuation of COBRA payments for six months. "After Change in Control" represents continuation of COBRA payments for 18 months. COBRA payments may be extended for an additional six months in limited circumstances.

(9)
"Prior to Change in Control" the executive is entitled to receive a payment equal to base salary for six months. "After Change in Control" the executive is entitled to receive a payment equal to base salary for 18 months.

(10)
"Prior to Change in Control" there are no outstanding equity awards that would accelerate or continue to vest following the date of termination. "After Change in Control" includes the fair market value of all unvested equity awards outstanding as of December 31, 2018, which will vest in full upon a change in control. Fair market value was calculated based on the number of equity awards for which vesting would have been accelerated, multiplied by the closing price of our common stock on December 31, 2018, which was $7.16 per share (and for stock options is calculated as the difference between such closing price and the relevant exercise prices).

DIRECTOR COMPENSATION PROGRAM
Overview

Pursuant to our director compensation program, our non-employee directors each receive an annual cash retainer for service on our board of directors and an additional cash retainer for service on each committee on which the director is a member. The chair of each committee typically receives a higher cash retainer for such service, which is in lieu of, and not in addition to, the cash retainer paid for committee member service. In addition, on the date of each annual meeting, each non-employee director who will continue in office following the annual meeting generally receives an RSU award with a fixed value, with the number of shares subject to the award determined based on the closing price on the grant date. The Chairman of the Board or Lead Independent Director typically receives an additional RSU award. All of the annual RSU awards generally vest as to 100% of the underlying shares on the one year anniversary of the grant date.

The Compensation Committee regularly assesses our director compensation program and reviews information and analysis provided by Radford, our independent compensation consultant.

Annual Director Compensation

For 2018, following a review of peer group director compensation data provided by Radford, and careful deliberation by the Compensation Committee, during which it took into account a number of factors, including the significant reduction in the trading price of our common stock, the potentially significant dilutive impact of the issuance of RSU awards to non-employee directors (in light of the reduced stock price), our restructuring and strategic market repositioning, our recent and projected financial performance, as well as potential perceptions of stockholders and other market participants regarding our executive and non-employee director compensation programs, our board of directors approved changes to our non-employee director compensation program for 2018. Most notably, our board of directors believed it was prudent, and in the best interests of stockholders, to approve approximately an 18% reduction in the value of the annual RSU award granted to each non-employee director as compared to 2017. The reduction is only expected to apply to non-employee director compensation for 2018. Non-employee directors also receive reimbursement for certain travel expenses and other out-of-pocket costs.

For 2018, the annual fees paid and awards granted to non-employee directors for service on our board of directors, and for service on each committee on which the director is a member for 2018 were as follows:

Position	Annual Cash Retainer Paid for Members	Annual Cash Retainer for Chair(1)	Annual RSU Awards ($)
Board of Directors	$36,000	$—	$90,000
Chairman of the Board or Lead Independent Director	$—	$—	$45,000(2)
Audit Committee	$8,100	$18,000	$—
Compensation Committee	$5,400	$11,700	$—
Governance Committee	$4,500	$8,100	$—

(1)	Cash retainers for the chair of each committee are in lieu of, and not in addition to, the cash retainers paid for committee member service

(2)	The RSU grant to the Chairman of the Board or Lead Independent Director is in addition to the RSU grant for serving on the board of directors.

Director Onboarding Grants

In addition to the annual compensation described above, each person who first becomes a non-employee director, whether elected by our stockholders or appointed by our board of directors, has historically been granted an RSU award in the amount of $200,000, with the number of shares subject to the award determined based on the closing price on the grant date. This onboarding RSU award typically vests as to 25% of the shares on each anniversary of the grant date, such that all of the shares are vested on the fourth anniversary of the grant date. The board of directors intends to revisit the aggregate value of these onboarding grants for future director nominees depending on the prevailing stock price, the potential dilutive impact of such grants on stockholders and other factors.

One-Time Equity Grant to Chairman of the Board

In May 2018, following the recommendation of Radford, the Compensation Committee approved a one-time grant of time-based RSUs with a fair market value equal to $213,000 to Mr. Lemaitre. The number of shares subject to the grant was based on the closing price of our common stock on the grant date. This grant was made in consideration of the significant additional responsibilities undertaken by Mr. Lemaitre on behalf of the Company during the first half of 2018, including with respect to assistance rendered in connection with our Chief Executive Officer transition.  These RSUs were issued pursuant to our 2015 Plan and are subject to time-based vesting such that 100% of the shares shall vest on the first anniversary of the grant date.

Director Compensation Paid in 2018

The following table summarizes the compensation paid to each of our non-employee directors during the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Units(2)	Total
Daniel Lemaitre	$48,600	$348,003	$396,604
Guido J. Neels	$52,200	$90,000	$142,200
Leslie V. Norwalk	$45,450	$90,000	$135,450
Gregory D. Waller	$58,500	$90,000	$148,500
Thomas C. Wilder, III	$44,100	$90,000	$134,100
Thomas F. Zenty, III	$41,400	$90,000	$131,400

(1)
The amounts in this column reflect annual cash retainers paid for service on our board of directors and for service on each committee on which the director is a member. Annual retainers are paid in quarterly installments and prorated for any portion of a year during which a director serves.

(2)
Amounts shown in this column do not necessarily reflect the actual value received or to be received by our non-employee directors. Instead, the amounts shown reflect the grant date fair values of equity awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair value of the awards, see Note 4 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. In accordance with applicable SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the number of shares of our common stock underlying outstanding equity awards (vested and unvested) held by each of our non-employee directors as of December 31, 2018.

Director	Shares Underlying Outstanding Equity Awards (#)
Daniel Lemaitre	31,814
Guido J. Neels	17,088
Leslie V. Norwalk	12,414
Gregory D. Waller	12,088
Thomas C. Wilder, III	13,338
Thomas F. Zenty, III	12,089

CEO PAY RATIO

General

Presented below is the ratio of the annual total compensation of our current Chief Executive Officer, Mr. Onopchenko, to the annual total compensation of our median employee (excluding our Chief Executive Officer), which is referred to as the "CEO Pay Ratio". The CEO Pay Ratio has been calculated in a manner consistent with the applicable SEC rules and regulations, which we collectively refer to as the SEC Pay Ratio Rules. We believe the CEO Pay Ratio presented represents a reasonable estimate based upon the facts and circumstances described below.

Determination of Median Employee

In identifying our median employee for the purpose of calculating the CEO Pay Ratio, or our Original Median Employee, we initially calculated the annual total cash compensation of each of our employees as of December 31, 2017, or the Original Measurement Date. For this purpose, annual total cash compensation included base salary or hourly wages, cash incentive awards and commissions, as well as comparable elements of cash compensation paid to employees in non-U.S. jurisdictions. As permitted by the SEC Pay Ratio Rules, these amounts were calculated using our internal human resources records. Compensation amounts were annualized for new hire permanent employees who did not work for us for the entire year, and we did not apply any cost-of-living adjustments as part of the calculations.

We selected our Original Median Employee from among 648 full-time, part-time, temporary and seasonal workers who were employed and not on leaves of absence on the Original Measurement Date. As of that date, the total number of our employees was 655, of which 596 were U.S. employees and 59 were non-U.S. employees. However, as permitted by the SEC Pay Ratio Rules, we excluded three employees from Thailand, two employees from Singapore and two employees from Canada (which constitute all of our employees from those respective jurisdictions) pursuant to the de minimis exemption for foreign employees. Except for these foreign employees, we did not exclude from the calculation of our Original Median Employee any other employees pursuant to any other permitted exceptions.

Pursuant to the SEC Pay Ratio Rules, once our Original Median Employee has been determined, we are permitted to continue to rely upon the same median employee for up to three years, and to calculate the annual total compensation for that median employee each year during that three year period. However, where there has been a change in the individual circumstances of our Original Median Employee, we are permitted to select a different median employee whose compensation is substantially similar to our Original Median Employee based on the application of the same compensation measure used to select our Original Median Employee.

During 2018, our Original Median Employee received an equity grant with a grant date fair value that was materially higher than similarly-situated employees. We determined that, if we were to rely on the annual total compensation paid to our Original Median Employee for 2018, it would have the potential to significantly reduce the CEO Pay Ratio (all else equal) because of the significant value of the equity grant. As a result, for 2018, we determined it was appropriate to select a different median employee whose annual total compensation for 2017 was substantially similar to that of our Original Median Employee on the Original Measurement Date. This new median employee, which we refer to as our "New Median Employee," was selected using the same compensation data and calculation methodology used to select our Original Median Employee. Notwithstanding the selection of our New Median Employee, we do not believe our overall employee population or compensation arrangements have changed in a manner that would significantly affect our pay ratio disclosure.

Determination of Chief Executive Officer Compensation

Mr. McDermott served as our Chief Executive Officer until May 2018, at which time he stepped down and Mr. Onopchenko was promoted to Chief Executive Officer. Mr. Onopchenko also served as our Chief Operating Officer during 2018 until his promotion to Chief Executive Officer. Accordingly, while we did not have a single person serve as our Chief Executive Officer for 2018, Mr. Onopchenko did serve as one of our executive officers for the entire year.

In general, the SEC Pay Ratio Rules require that the annual total compensation for the Chief Executive Officer for a particular year be calculated in a manner consistent with the Summary Compensation Table. However, where a company did not have a single person serving in the capacity of Chief Executive Officer for the entire year, the SEC Pay Ratio Rules provide alternative approaches to the calculation of the annual total compensation, which necessarily require the company to make certain assumptions and subjective determinations regarding the calculation.

For the purposes of calculating the CEO Pay Ratio for 2018, we have elected to take the approach of annualizing the total compensation for Mr. Onopchenko. However, because Mr. Onopchenko served as one of our executive officers for all of 2018, the annual total compensation for Mr. Onopchenko for 2018 is already set forth in the Summary Compensation Table, which reflects the aggregate amount of compensation earned by Mr. Onopchenko for 2018. We believe this amount reflects a reasonable approximation of the annualized amount of compensation Mr. Onopchenko would have earned had he served as our Chief Executive Officer for all of 2018. In other words, the annual total compensation amount shown in the Summary Compensation Table for Mr. Onopchenko for 2018 already reflects an "annualized" compensation amount since he served as one of our executive officers for the full year. We believe this circumstance is different from a situation in which, for example, the Chief Executive Officer is hired from outside the company and is not paid by the company for the full year, which may require that the annual total compensation paid to the Chief Executive Officer be adjusted from the amount set forth in the Summary Compensation Table to reflect an annualized amount.

CEO Pay Ratio Calculation

The annual total compensation for our Chief Executive Officer for 2018, as set forth in the Summary Compensation Table, was $2,198,207. The annual total compensation for our New Median Employee for 2018 was $113,320. Accordingly, the CEO Pay Ratio for 2018 was approximately 19.4 to 1.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
As of the date of this proxy statement, no member of our Compensation Committee is serving, and during the year ended December 31, 2018 no member of our Compensation Committee served, as an officer or employee of our Company or any of our subsidiaries. None of our executive officers is serving, and during the year ended December 31, 2018 none of our executive officers served, as a member of the compensation committee of any other entity that has one or more executive officers serving or having served as a member of the board of directors or Compensation Committee during the year ended December 31, 2018. None of our executive officers is serving, and during the year ended December 31, 2018 none of our executive officers served, as a member of the board of directors of any other entity that has one or more executive officers serving, or that has served, as a member of our Compensation Committee.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of our board of directors has reviewed and discussed with management the information provided under the heading "Compensation Discussion and Analysis" in this proxy statement. Based on such review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis section of this Amendment, togerht with the related compensation tables and narrative discussion, be included in this Amendment.
Members of the Compensation Committee
Guido J. Neels
Leslie V. Norwalk
Thomas F. Zenty, III

This Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference the Original Filing or this Amendment into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables sets forth certain information regarding the beneficial ownership of our common stock, as of April 5, 2019, by (i) each person, or group of affiliated persons, who are known to us to beneficially own more than 5.0% of the outstanding shares of our common stock, and (ii) each of our named executive officers, each of our directors, and our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as noted in the footnotes below the tables, shares of our common stock that may be acquired by a stockholder within 60 days of April 5, 2019, whether pursuant to the exercise of stock options, warrants or other rights, are deemed to be outstanding for the purpose of computing the percentage ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.

Information about each stockholder listed in the tables is generally based on information filed with the SEC by such stockholder. Except as indicated in the footnotes to the tables, we believe each stockholder listed has sole voting and investment power with respect to all shares of common stock reported to be beneficially owned by them.

Percentage of outstanding shares is based on 16,771,771 shares of our common stock outstanding as of April 5, 2019. On March 5, 2019, following stockholder and board approval, we filed an amendment to our charter to effect a reverse stock split of our outstanding common stock at a ratio of 1-for-10. All share amounts in the tables and footnotes have been adjusted to reflect the impact of the reverse stock split.

Unless otherwise indicated, the business address of each holder is: c/o Endologix, Inc., 2 Musick, Irvine, CA 92618.

Beneficial Ownership of Principal Stockholders

Name and Address	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
ArrowMark Colorado Holdings LLC(1)	3,352,318	19.9%
Entities affiliated with First Light Focus Fund, LP(2)	2,452,208	14.6%
Entities affiliated with Camber Capital Management LLC(3)	930,000	5.6%
Entities affiliated with Brown Capital Management, LLC(4)	897,731	5.4%

(1)
The amounts set forth in the table do not include an aggregate of 1,467,494 shares that the stockholder has the right to receive pursuant to the exercise of a pre-paid warrant to purchase common stock, the exercise of which is subject to and limited by a contractual 19.99% blocking provision set forth in the warrant. The address of ArrowMark is 100 Fillmore Street, Suite 325, Denver, CO 80206.

(2)
Based solely on a Schedule 13G filed with the SEC on April 10, 2019. First Light Focus Fund, LP, First Light Focus Fund GP, LLC, First Light Asset Management, LLC and Mathew P. Arens have reported shared voting and dispositive power with respect to these shares. The address of First Light is 3300 Edinborough Way, Suite 201, Edina, MN 55435.

(3)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2019. Camber Capital Management LLC and Stephen Dubois have reported shared voting and dispositive power with respect to these shares. The address of Camber is 101 Huntington Avenue, Suite 2101, Boston, MA 02199.

(4)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2019. Brown Capital Management, LLC (Brown Capital) reported beneficial ownership of these shares, which includes 3,299,753 shares held by The Brown Capital Management Small Company Fund, which is managed by Brown Capital. Brown Capital has reported sole voting power with respect to 567,756 shares and sole dispositive power with respect to 897,731 shares. The address of Brown Capital is 1201 N. Calvert Street, Baltimore, MD 21202.

Beneficial Ownership of Executive Officers and Directors

Name and Address	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Daniel Lemaitre(1)	23,974	*
Guido J. Neels(2)	36,112	*
Leslie V. Norwalk(3)	4,349	*
Gregory D. Waller	5,055	*
Thomas C. Wilder, III(4)	6,356	*
Thomas F. Zenty, III	9,965	*
John Onopchenko(5)	64,560	*
Vaseem Mahboob(6)	53,238	*
Matthew Thompson(7)	14,761	*
Jeremy Hayden(8)	10,317	*
All directors and executive officers as a group (10 persons)(9)	228,686	1.4%
* Represents beneficial ownership of less than 1.0%.

(1)	Includes options to purchase 9,000 shares of our common stock that are exercisable within 60 days of April 5, 2019 and 4,681 restricted stock units subject to vesting within 60 days of April 5, 2019.

(2)	Includes options to purchase 5,000 shares of our common stock that are exercisable within 60 days of April 5, 2019.

(3)	Includes 325 restricted stock units subject to vesting within 60 days of April 5, 2019.

(4)	Includes 5106 shares held by Thomas & Catherine Wilder Family Trust. Also includes options to purchase 1,250 shares of our common stock that are exercisable within 60 days of April 5, 2019.

(5)
Includes options to purchase 14,155 shares of our common stock that are exercisable within 60 days of April 5, 2019 and 20,148 restricted stock units subject to vesting within 60 days of April 5, 2019.

(6)	Includes options to purchase 27,444 shares of our common stock that are exercisable within 60 days of April 5, 2019 and 1,250 restricted stock units subject to vesting within 60 days of April 5, 2019.

(7)
Includes options to purchase 10,704 shares of our common stock that are exercisable within 60 days of April 5, 2019 and 1,250 unvested restricted stock units subject to vesting within 60 days of April 5, 2019.

(8)	Includes options to purchase 10,317 shares of our common stock that are exercisable within 60 days of April 5, 2019.

(9)
Includes options to purchase 77,870 shares of our common stock that are exercisable within 60 days of April 5, 2019 and 27,654 restricted stock units subject to vesting within 60 days of April 5, 2019.

Securities Authorized for Issuance under Equity Compensation Plans
The following table set forth certain information regarding outstanding options, rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options ($)(5)	Number of securities remaining available for future issuance (#)
Equity compensation plans approved by security holders:
2015 Stock Incentive Plan, as amended(1)	1,289,100	$44.66	230,847
2006 Stock Incentive Plan, as amended(2)	234,574	$102.49	—
2006 Amended and Restated Employee Stock Purchase Plan	—	$—	38,396
Equity compensation plans not approved by security holders:
Inducement Grants to New Employees in Connection with TriVascular Merger(3)	67,216	$75.74	—
2017 Inducement Plan(4)	146,473	$27.59	235,300
Total	1,737,363		504,543

(1)	Includes 368,367 RSUs.

(2)	Includes 15,353 RSUs.

(3)	Includes 8,632 RSUs.

(4)	Includes 30,367 RSUs.

(5)	Calculation excludes RSUs granted pursuant to the respective plans, which are not granted with an exercise price.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Our Audit Committee is responsible for identifying, reviewing and approving any proposed transaction with any related person. Currently, this review and approval requirement applies to any transaction to which we will be a party, in which the amount involved exceeds $120,000, and in which any of the following persons will have a direct or indirect material interest: (i) any of our directors or executive officers, (ii) any director nominee, (iii) any security holder who is known to us to own five percent or more of our common stock, or (iv) any member of the immediate family of any of such persons. Our Audit Committee meets on a quarterly basis to review related party transactions and more often as necessary. At each such meeting, our Audit Committee members and our independent public accounting firm have the opportunity to ask questions before our Audit Committee approves any transaction. Though this policy is not in writing, these procedures are evidenced through the minutes of our Audit Committee.
We have not entered into any transactions with related persons which are required to be disclosed pursuant to applicable SEC rules and regulations, and no such transactions are currently contemplated.
Director Independence
Our common stock is listed on The NASDAQ Global Select Market and we are subject to the NASDAQ Listing Rules. Our board of directors has affirmatively determined that all of the current members of our board of directors, other than Mr. Onopchenko, are "independent" as defined in the NASDAQ Listing Rules. None of our independent directors have any transactions, relationships or arrangements with us that are required to be disclosed pursuant to the applicable SEC rules and regulations that have not been disclosed.

Item 14.     Principal Accountant Fees and Services
Audit Fees
The following table sets forth the aggregate fees billed to us for professional services rendered by KPMG LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Audit Fees(1)	$1,554,975	$1,536,963
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees	$—	$—
Total Fees	$1,554,975	$1,536,963

(1)
Includes fees for professional services rendered for the audit of our annual consolidated financial statements and the audit of management’s assessment of the design and operating effectiveness of our internal control over financial reporting in our annual reports on Form 10-K, selected statutory audits, and reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3)	Includes professional services for preparation of federal and state corporation income tax returns for the years ended 2016 and 2017.

Pre-Approval Policy for Non-Audit Services

Our Audit Committee reviews and pre-approves all non-audit services to be performed by our independent registered public accounting firm, subject to certain de minimis exceptions. Our Audit Committee pre-approved all of the non-audit services provided by KPMG LLP as set forth in the table above.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)    The following documents are filed as part of this Amendment:

(3)     Exhibits:

The documents listed in the Exhibit Index of the Original Filing, and the documents listed in the Exhibit Index of this Amendment, are filed or furnished with, or incorporated by reference into, this Annual Report, in each case as indicated therein.

EXHIBIT INDEX

Exhibit Number	Description
31.3(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.4(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019

ENDOLOGIX, INC.

By:	/S/ JOHN ONOPCHENKO
John Onopchenko Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN ONOPCHENKO	Chief Executive Officer and Director	April 30, 2019
(John Onopchenko)	(Principal Executive Officer)

/s/ VASEEM MAHBOOB	Chief Financial Officer	April 30, 2019
(Vaseem Mahboob )	(Principal Financial and Accounting Officer)

*	Chairman of the Board	April 30, 2019
(Dan Lemaitre)

*	Director	April 30, 2019
(Thomas F. Zenty III)

*	Director	April 30, 2019
(Thomas C. Wilder)

*	Director	April 30, 2019
(Guido J. Neels)

*	Director	April 30, 2019
(Gregory D. Waller)

*	Director	April 30, 2019
(Leslie V. Norwalk)

*By:	/s/ VASEEM MAHBOOB
(Vaseem Mahboob )
(Attorney-in-Fact)