Form 10-Q
period 2019-03-31
ENDOLOGIX INC /DE/
filed 2019-05-08
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ELGX	The Nasdaq Stock Market, LLC
On May 6, 2019, there were 16,787,032 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,696	$23,531
Restricted cash	1,200	1,200
Accounts receivable, net of allowance for doubtful accounts of $669 and $802, respectively	25,991	20,651
Other receivables	337	329
Inventories	30,202	30,399
Prepaid expenses and other current assets	2,535	2,821
Total current assets	$69,961	$78,931
Property and equipment, net	15,236	16,033
Goodwill	120,815	120,848
Other intangible assets, net	75,302	76,163
Deposits and other assets	2,392	1,095
Operating lease right-of-use assets	5,787	—
Total assets	$289,493	$293,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,923	$10,986
Accrued payroll	13,173	14,627
Accrued expenses and other current liabilities	16,057	13,314
Total current liabilities	$44,153	$38,927
Deferred income taxes	150	150
Deferred rent	—	8,065
Operating lease liabilities	11,976	—
Derivative liabilities	6,035	4,012
Other liabilities	2,317	1,992
Contingently issuable common stock	2,000	2,200
Debt	203,482	198,078
Total liabilities	$270,113	$253,424
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 170,000,000 and 170,000,000 shares authorized, respectively, 10,390,524 and 10,387,926 shares issued, respectively, and 10,347,806 and 10,345,367 shares outstanding, respectively	10	10
Treasury stock, at cost, 42,718 and 42,559 shares, respectively	(4,027)	(4,026)
Additional paid-in capital	643,150	640,789
Accumulated deficit	(621,743)	(599,715)
Accumulated other comprehensive income	1,990	2,588
Total stockholders’ equity	$19,380	$39,646
Total liabilities and stockholders’ equity	$289,493	$293,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$35,606	$42,284
Cost of goods sold	12,407	13,958
Gross profit	23,199	28,326
Operating expenses:
Research and development	4,787	5,499
Clinical and regulatory affairs	3,785	3,571
Marketing and sales	16,786	21,725
General and administrative	9,416	10,369
Restructuring costs	419	233
Total operating expenses	35,193	41,397
Loss from operations	(11,994)	(13,071)
Other income (expense):
Interest expense	(8,490)	(5,807)
Other income (expense), net	318	366
Change in fair value of contingent consideration related to acquisition	200	1,100
Change in fair value of derivative liabilities	(2,023)	—
Loss on debt extinguishment	—	(2,270)
Total other expense, net	(9,995)	(6,611)
Net loss before income taxes	(21,989)	(19,682)
Income tax expense	(39)	(85)
Net loss	$(22,028)	$(19,767)

Comprehensive loss, net of taxes:
Net loss	(22,028)	(19,767)
Other comprehensive loss foreign currency translation	(598)	(127)
Comprehensive loss	$(22,626)	$(19,894)

Basic and diluted net loss per share	$(2.12)	$(2.36)
Shares used in computing basic and diluted net loss per share	10,374	8,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,028)	$(19,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(126)	152
Depreciation and amortization	1,735	1,992
Stock-based compensation	2,361	3,021
Change in fair value of derivative liabilities	2,023	—
Change in fair value of contingent consideration related to acquisition	(200)	(1,100)
Accretion of interest and amortization of deferred financing costs	3,554	2,622
Payable in kind interest expense on term loan facility	1,943	—
Non-cash foreign exchange (gain) loss	(400)	(326)
Loss on debt extinguishment	—	2,270
Non-cash lease expense	53	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(5,253)	3,081
Inventories	112	(784)
Prepaid expenses and other current assets	(2,367)	275
Accounts payable	5,378	391
Accrued payroll	(1,438)	(585)
Accrued expenses and other liabilities	995	(1,116)
Net cash used in operating activities	(13,658)	(9,874)
Cash flows from investing activities:
Purchases of property and equipment	(107)	(200)
Net cash (used in) provided by investing activities	(107)	(200)
Cash flows from financing activities:
Cash paid for debt extinguishment	—	(1,310)
Net (payments) proceeds from revolving line of credit	—	(21)
Minimum tax withholding paid on behalf of employees for stock-based compensation	(2)	—
Proceeds from exercise of stock options	—	706
Net cash provided by financing activities	(2)	(625)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	187
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,835)	(10,512)
Cash, cash equivalents and restricted cash, beginning of period	24,731	60,599
Total cash, cash equivalents and restricted cash, end of period	$10,896	$50,087
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$9,696	$48,020
Restricted cash	1,200	2,067
Total cash, cash equivalents and restricted cash	$10,896	$50,087
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,065	$2,107
Cash paid for income taxes	88	134
Cash paid for amounts included in the measurement of operating lease liabilities	$849	$—
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$59	$147
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2018	10,388	$10	$640,789	$(599,715)	$(4,026)	$2,588	$39,646
Treasury stock purchased	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,512	—	—	—	1,512
Issuance of restricted stock	3	—	—	—	—	—	—
Restricted stock expense	—	—	849	—	—	—	849
Net loss	—	—	—	(22,028)	—	—	(22,028)
Other comprehensive income	—	—	—	—	—	(598)	(598)
Balance at March 31, 2019	10,391	$10	$643,150	$(621,743)	$(4,027)	$1,990	$19,380

	Three Months Ended March 31, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2017	8,386	$8	$594,662	$(520,001)	$(2,942)	$3,335	$75,062
Exercise of common stock options	265	—	705	—	—	—	705
Stock-based compensation expense	—	—	2,143	—	—	—	2,143
Issuance of restricted stock	88	—	—	—	—	—	—
Restricted stock expense	—	—	905	—	—	—	905
Non-employee restricted stock expense	—	—	(27)	—	—	—	(27)
Net loss	—	—	—	(19,767)	—	—	(19,767)
Other comprehensive income	—	—	—	—	—	(127)	(127)
Balance at March 31, 2018	8,739	$8	$598,388	$(539,768)	$(2,942)	$3,208	$58,894

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)
1. Description of Business, Basis of Presentation, and Operating Segment
(a) Description of Business
Endologix®, Inc. (the “Company”) is a Delaware corporation with corporate headquarters located in Irvine, California and production facilities located in Irvine, California and Santa Rosa, California. The Company develops, manufactures, markets and sells innovative medical devices for the treatment of aortic disorders. The Company’s products are intended for the minimally-invasive endovascular treatment of abdominal aortic aneurysms (“AAA”). The Company’s AAA products are built on one of two platforms: (i) traditional minimally-invasive endovascular aneurysm repair (“EVAR”); or (ii) endovascular aneurysm sealing (“EVAS”), the Company’s innovative solution for sealing the aneurysm sac while maintaining blood flow. The Company’s current EVAR products include the AFX® Endovascular AAA System, the VELA® Proximal Endograft and the Ovation® Abdominal Stent Graft System. The Company’s current EVAS product is the Nellix® Endovascular Aneurysm Sealing System (the “Nellix EVAS System”). The Company derives all of its reported revenue from sales of its EVAR and EVAS products (including extensions and accessories) to hospitals and third party distributors.
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three months ended March 31, 2019 and 2018, there were no related party transactions.
The interim financial data as of March 31, 2019 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2019. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the three months ended March 31, 2019, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.
(d) Reverse Stock Split
At a special meeting of stockholders held on February 22, 2019, the Company’s stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio not less than 1-for-5 and not greater than 1-for-10 (inclusive), with the exact ratio to be set as a whole number within that range at the discretion of the board of directors before February 22, 2020 without further approval or authorization of our stockholders. On February 26, 2019, the Company’s board of directors approved the reverse stock split at a ratio of 1-for-10. On March 5, 2019, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, as Amended (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect the reverse stock split. Unless stated otherwise, all share and per share amounts in this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2019 have been retroactively adjusted to reflect the reverse stock split.

2. Use of Estimates and Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management evaluates its estimates on an ongoing basis, including those related to: (i) collectibility of customer accounts; (ii) whether the cost of inventories can be recovered; (iii) the value of goodwill and intangible assets; (iv) realization of tax assets and estimates of tax liabilities; (v) likelihood of payment and the value of contingent liabilities; and (vi) the potential outcome of litigation. Such estimates are based on management’s judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management’s estimates.
(b) Summary of Significant Accounting Policies
For a complete summary of the Company’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, of the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019. Except as discussed below, there have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2019.

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Production equipment, molds and office furniture	$11,451	$11,854
Computer hardware and software	8,252	8,235
Leasehold improvements	15,535	15,535
Construction in progress (software and related implementation, production equipment and leasehold improvements)	963	993
Property and equipment, at cost	36,201	36,617
Accumulated depreciation	(20,965)	(20,584)
Property and equipment, net	$15,236	$16,033
Depreciation expense for property and equipment for the three months ended March 31, 2019 and 2018 was $0.9 million and $1.0 million, respectively.
(b) Inventories
Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$4,924	$4,636
Work-in-process	7,501	6,401
Finished goods	17,777	19,362
Total Inventories	$30,202	$30,399

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(c) Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the three months ended March 31, 2019 was as follows:

Balance at December 31, 2018	$120,848
Foreign currency translation adjustment	(33)
Balance at March 31, 2019	$120,815
Other intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks and trade names	$2,708	N/A	$2,708	$2,708	N/A	$2,708
In-process research and development	$11,200	N/A	11,200	11,200	N/A	11,200
Total indefinite-lived intangible assets	13,908		13,908	13,908		13,908
Finite-lived intangible assets:
Developed technology	67,600	(11,331)	56,269	67,600	(10,657)	56,943
Customer relationships	7,500	(2,375)	5,125	7,500	(2,188)	5,312
Total finite-lived intangible assets	75,100	(13,706)	61,394	75,100	(12,845)	62,255
Other intangible assets, net	$89,008	$(13,706)	$75,302	$89,008	$(12,845)	$76,163
Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was $0.9 million and $1.0 million, respectively.
Estimated amortization expense for the 5 succeeding years and thereafter is as follows:

Remainder of 2019	$2,584
2020	3,684
2021	4,283
2022	5,628
2023	7,781
Thereafter	37,434
Total	$61,394
(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		March 31, 2019				December 31, 2018
		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingently issuable common stock	(a)	$—	$—	$2,000	$2,000	$—	$—	$2,200	$2,200
Derivative liabilities	(b)	—	—	6,035	6,035	—	—	4,012	4,012
Total financial liabilities		$—	$—	$8,035	$8,035	$—	$—	$6,212	$6,212
(a)     Included in other liabilities in the Condensed Consolidated Balance Sheets. See Note 9 for additional details.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(b)     See Note 6 for additional details.
Changes in the fair value of the Company’s Level 3 liabilities were as follows:

	Contingently issuable common stock (a)	Derivative liabilities (b)
Balance at December 31, 2018	$2,200	$4,012
Additions	—	—
Fair value adjustment	(200)	2,023
Balance at March 31, 2019	$2,000	$6,035
(a)     See Note 9 for additional details.
(b)     See Note 6 for additional details.
There were no transfers of financial assets or liabilities into or out of Level 3 during the three months ended March 31, 2019.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below summarizes the carrying and fair values of the Company’s long-term debt:

	March 31, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Term loan facility	$114,701	$127,477	$117,880	$116,916
Convertible senior notes	84,500	57,916	75,917	50,489
Other debt	4,281	1,280	4,281	1,221
	$203,482	$186,673	$198,078	$168,626
The fair values of the Company’s term loan facility and other debt are determined using Level 3 inputs, while the fair value of the Company’s convertible senior notes is determined using Level 2 inputs. See Note 6 for further details. The carrying value of the Company’s Revolving loan facility approximates fair value.
4. Stock-Based Compensation
The table below summarizes the impact of recording stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$227	$236
Operating expenses:
Research and development	332	333
Clinical and regulatory affairs	186	176
Marketing and sales	709	1,114
General and administrative	907	1,162
Total operating expenses	2,134	2,785
Total	$2,361	$3,021

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

5. Net Loss Per Share
Because of the net losses in the three months ended March 31, 2019 and 2018, the following outstanding Company securities, using the treasury stock method, were excluded from the calculations of net loss per share because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Common stock options	—	2,699
Restricted stock awards	2,690	1,181
Restricted stock units	6,578	3,074
Total	9,268	6,954
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
The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended March 31,
	2019	2018
Convertible senior notes	755,695	1,193,938
2017 Deerfield Warrants	647,001	647,001
2018 Deerfield Warrants	875,001	—
The effect of the contingently issuable common stock (see Note 9) is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied.
6. Credit Facilities
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Term loan facility	$163,584	$161,622
Revolving loan facility	—	—
Convertible senior notes	84,500	84,500
Other debt	4,281	4,281
Debt discounts and deferred financing costs	(48,883)	(52,325)
Long-term debt, including current portion	203,482	198,078
Less current portion	—	—
Long-term debt	$203,482	$198,078
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
(Unaudited)

Agreement”). The Company drew the entire principal amount of the Term Loan on the Agreement Date. Deferred financing costs of $5.1 million were recorded on the Company’s Condensed Consolidated Balance Sheets as a direct reduction of the Term Loan, to be subsequently amortized as interest expense over the effective period of the Term Loan.
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
The Company evaluated the August 9, 2018 transaction to determine whether it represented an extinguishment of previously issued debt instruments. The Company noted in the analysis that the cancellation of 3.25% Senior Notes and the issuance of the last-out waterfall tranche of term loans resulted in the removal of a conversion feature. The Company concluded that the conversion option was not substantive, and the removal of this feature did not trigger extinguishment accounting. Thus, the 3.25% Senior Notes were treated as non-convertible instruments for purposes of the analysis. The restructuring of each of the outstanding instruments were negotiated concurrently and in contemplation of each other, and required that the Company assess the impact of the modifications, replacement instruments, and Warrants on the entire portfolio of term debt instruments (the New Credit Agreement was assessed separately). Under this approach, the Company determined that the lender did not provide a concession in connection with the transactions completed on the New Agreement Date. Pursuant to the guidance in ASU 470-50, “Debt - Modifications and Extinguishments,” the Company determined that the exchange of instruments, the modifications of terms, the issuance of Warrants, and removal of the conversion feature resulted in changes to the debt portfolio that were not substantial.
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
(Unaudited)

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
As of March 31, 2019, the Company had a carrying amount of $122.2 million, inclusive of deferred financing costs of $4.0 million and interest paid in kind of $3.1 million, related to the Term Loan. As of March 31, 2019, annual interest expense on the Term Loan will range from $4.2 million to $31.0 million from the New Agreement Date through maturity.
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
Deerfield Warrants
In connection with the execution of the Facility Agreement and the Amended Facility Agreement, the Company issued warrants to Deerfield (the “2017 Deerfield Warrants” and the “2018 Deerfield Warrants,” respectively; collectively, the “Warrants”) as summarized below:

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
(Unaudited)

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
Derivative Liabilities
In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and ASC 470, “Debt”, the Company assessed whether any provisions within the Amended Facility Agreement constitute embedded derivatives requiring bifurcation from the host instrument, and assessed the fair values of any such features. The Company determined that the provision allowing the holders to convert a portion of the outstanding principal of the Term Loan into shares of the Company’s common stock at a discount effectively provided the holders with an embedded put option derivative meeting the definition of an “embedded derivative” pursuant to ASC 815. Consequently, the embedded derivative was bifurcated and accounted for separately. The Amended Facility Agreement retained a provision that, upon a change of control of the Company, Deerfield may declare the outstanding principal of the loans to be immediately due and payable in full, together with any accrued and unpaid interest, a “Change of Control” fee, and a specified make-whole amount (prior to prior to the First Amortization Date). This feature remained substantively the same as outlined under the previous Facility Agreement. The Company concluded that this provision continues to meet the definition of a derivative and requires bifurcation and separate accounting pursuant to ASC 815. As of the New Agreement Date, the Company measured the fair value of the above embedded derivatives at $16.4 million and recorded the amount in derivative liabilities in the Condensed Consolidated Balance Sheet.
For the three months ended March 31, 2019, the Company recorded expense of $2.0 million as a fair value adjustment of the derivative liabilities. The primary factor causing the change in the fair value of the derivative liabilities was the decrease in the Company’s stock price from the New Agreement Date. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Deerfield Revolver
On the Agreement Date, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Deerfield ELGX Revolver, LLC (“Deerfield Revolver”) pursuant to which the Company could borrow up to the lesser of $50.0 million or its applicable borrowing base (the “Previous Revolver”). The Company recorded $1.2 million in deferred financing costs related to the Previous Revolver and presented these costs as a deferred asset and amortized as interest expense over the term of the Previous Revolver on the Company’s Condensed Consolidated Balance Sheets.
Effective January 12, 2018, the Company terminated its Credit Agreement with Deerfield Revolver and paid $1.3 million in termination fees. Additionally, the Company wrote off $1.0 million in unamortized deferred financing costs as of the termination date. The total of $2.3 million was charged to loss on debt extinguishment on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
On the New Agreement Date, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Deerfield Revolver, pursuant to which the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base from time to time prior to April 2, 2022 (the “ABL Facility”). The borrowing base consists of eligible accounts, eligible inventory and eligible equipment. On the New Agreement Date, availability under the ABL Facility was $24.0 million. Any outstanding principal under the ABL Facility will accrue interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (with a 1% floor) plus 5.50% payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn (which amount in excess of the revolver usage accruing interest will not be subject to the

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

unused line fee). The Company is subject to other fees in addition to interest on the outstanding principal amount under the ABL Facility, including a commitment fee of $0.5 million ($0.2 million payable upon closing, $0.2 million payable on the 1st anniversary of the closing and $0.1 million payable on the 2nd anniversary of the closing), a $1.0 million fee upon the expiration of the ABL Facility, and an early commitment termination or reduction fee of 2.5% in the 1st year, 1.5% in the 2nd year, 0.5% in the 3rd year and 0% thereafter. The Company recorded $0.6 million in deferred financing costs, including the commitment fee, related to the ABL Facility and presented these costs as a deferred asset, to be subsequently amortized as interest expense over the term of the ABL Facility, on the Company’s Condensed Consolidated Balance Sheets.
The New Credit Agreement has a $22.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. No event of default with respect the Company’s financial covenants had been declared as of March 31, 2019. The New Credit Agreement also contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.
The Company’s obligations under the New Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Amended Facility Agreement (as described above).
As of March 31, 2019, the Company had no outstanding borrowings and $0.6 million in deferred financing costs relating to the ABL Facility. Assuming the Credit Amendment (as defined in Note 12 below) had been effective as of March 31, 2019, the remaining borrowings available would have been $22.1 million.
3.25% Convertible Senior Notes due 2020
On November 2, 2015, the Company issued $125.0 million aggregate principal amount of 3.25% Senior Notes in an underwritten public offering. The 3.25% Senior Notes are governed by a base indenture (“Base Indenture”), as amended and supplemented by the second supplemental indenture relating to the 3.25% Senior Notes (the “Second Supplemental Indenture,” and together with the Base Indenture, the “3.25% Senior Notes Indenture”), dated as of November 2, 2015, by and between the Company and the Trustee (as defined therein).
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
(Unaudited)

Notes; (ii) in the 5 business days following any 5-day period in which the trading price per $1,000 note was less than 98% of the product of the closing sale price of the Company’s common stock and the current conversion rate; (iii) in the event that the Company has provided notice of redemption, but no later than 2 trading days prior to the Company’s proposed redemption date; or (iv) upon the occurrence of specified corporate events. On or after August 1, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their 3.25% Senior Notes for conversion at any time, regardless of the foregoing circumstances.
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
As of March 31, 2019, the Company had outstanding borrowings of $77.7 million, and deferred financing costs of $0.7 million, related to the 3.25% Senior Notes. There were no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $6.4 million to $7.2 million through maturity.
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
(Unaudited)

estimated in the “with” and “without” scenarios represents the value of the derivative liabilities. Changes in the value of the derivative liabilities were driven by changes in the Company’s stock price, expected volatility, credit spreads and market yields.
Japan Lifeline Co., Ltd. Subordinated Promissory Note
On November 20, 2018, the Company issued a subordinated promissory note to Japan Lifeline Co., Ltd. (“JLL”), the
Company’s Japanese distributor, pursuant to which the Company converted a $4.3 million refund payable to a note payable (the “JLL Note”). The amount owing under the JLL Note accrues interest at a rate of 2.5% per annum and, subject to the terms of the subordination agreement among the Company, JLL and certain Deerfield entities entered into on November 20, 2018, would become due and payable on the earlier of: (i) December 31, 2023; or (ii) the date the JLL Note is declared due and payable by JLL upon the occurrence of certain events of default.
Principal Maturities of Long-term Debt
The aggregate principal maturities of long-term debt as of March 31, 2019 are as follows:

	Term loan facility	Convertible senior notes	Other debt	Total
Year ending December 31,
2019	$—	$—	$—	$—
2020	—	84,500	—	84,500
2021	40,768	—	—	40,768
2022	61,408	—	—	61,408
2023	61,408	—	4,281	65,689
	$163,584	$84,500	$4,281	$252,365
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2019			2018
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$22,463	$323	$22,786	$28,870	$505	$29,375
International	3,807	9,013	12,820	5,542	7,367	12,909
Total Revenue	$26,270	$9,336	$35,606	$34,412	$7,872	$42,284
8. Commitments and Contingencies
(a) Leases
The Company determines whether an arrangement is a lease at inception. The Company leases facilities located in Irvine, California and Santa Rosa, California and an office located in Rosmalen, the Netherlands. These facility lease agreements require the Company to pay variable operating costs, including property taxes, insurance and maintenance based on costs incurred or actual usage. The Company’s facility leases do not contain any residual value guarantees. In addition, the Company has certain equipment and automobiles under long-term agreements that were not material for the three months ended March 31, 2019.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

All facility leases are accounted for as operating leases. A right-of-use asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company primarily uses its incremental borrowing rate in determining the present value of lease payments as the Company's facility leases generally do not provide an implicit rate.
The Company’s facility leases have remaining lease terms ranging from less than 1 year to 10 years, some of which include options to extend the lease term for up to five years.
For the three months ended March 31, 2019, components of facility lease costs consist of $0.9 million in operating lease expense and $0.2 million in variable lease costs.
Maturities of facility lease liabilities by fiscal year for our operating leases are as follows as of March 31, 2019:

Remainder of 2019	$2,568
2020	3,524
2021	3,692
2022	3,800
2023	2,889
2024 and thereafter	15,132
Total lease payments	$31,605
Less: Imputed Interest	(17,965)
Present value of operating lease liabilities	$13,640
As of March 31, 2019, the current portion of the Company’s operating lease liabilities was $1.7 million and is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
As of March 31, 2019, the weighted-average remaining lease term was 8.4 years and weighted-average discount rate was 22.2%.
Disclosures related to periods prior to adopting the new lease guidance
Future minimum payments by year under non-cancelable leases with initial terms in excess of 1 year were as follows as of December 31, 2018:

2019	$3,807
2020	$3,791
2021	$3,819
2022	$3,871
2023	$2,889
2024 and thereafter	$15,132
Total lease payments	$33,309
Facilities rent expense in the years ended December 31, 2018, 2017 and 2016 was $3.4 million, $3.4 million and $3.3 million, respectively.
(b) Employment Agreements and Retention Plan
The Company has employment agreements with certain of its executive officers under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, death or disability or termination by the employee for good reason (collectively, an “Involuntary Termination”) prior to, upon or following a change in control of the Company. The severance payment will generally be in a range of 6 to 18 months of the employee’s then current salary for

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

an Involuntary Termination prior to a change in control of the Company, and will generally be in a range of 18 to 24 months of the employee’s then current salary for an Involuntary Termination upon or following a change in control of the Company.
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
Stockholder Securities Litigation
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California (the “District Court”). The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to United States Food and Drug Administration (the “FDA”) pre-market approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint and on March 12, 2018, the Company filed its Motion to Dismiss lead plaintiff’s Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice and, on October 5, 2018, lead plaintiff filed a notice of appeal, and on March 15, 2019, lead plaintiff filed its opening brief with the appellate court. In April 2019, we filed our response brief to plaintiff’s appeal. The Company anticipates that the Appellate Court’s hearing on this matter will occur in the fourth quarter of 2019 or early part of 2020. The Company believes these lawsuits are without merit and continues to defend itself vigorously.
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
(Unaudited)

SEC Investigation
In July 2017, we learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its FDA pre-market approval. On February 5, 2019, we received notification that the SEC staff had concluded its investigation and did not intend to recommend an enforcement action.
(d) Product Withdrawal
Voluntary Recall of the Nellix EVAS System
On January 4, 2019, the Company announced that in order to ensure optimal outcomes for patients, the Nellix EVAS System will, for the foreseeable future, only be available for use at approved centers in a clinical investigation setting with prescreened patients that adhere to the current indications outside of the United States. All cases will be pre-screened by a physician panel and supported by the Company’s clinical specialists to ensure adherence to protocol and use in accordance with current product indications. Compassionate use requests will be reviewed in accordance with the process established by the Company and associated national competent authorities. The existing inventory has been voluntarily recalled.
In January 2019, the Company announced that the CE Mark for the Nellix EVAS System had been suspended by its Notified Body following a voluntary recall and field safety notification issued by the Company on January 4, 2019. Suspension of the CE Mark means that the Company may not affix the CE Mark and sell the Nellix EVAS System in the European Union (“EU”) during the term of the suspension.

9. Contingently Issuable Common Stock
On October 27, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nepal Acquisition Corporation, a wholly-owned subsidiary of the Company, Nellix, Inc. (“Nellix”), certain of Nellix’s stockholders named therein and Essex Woodlands Health Ventures, Inc., as representative of the former Nellix stockholders. On December 10, 2010 (the “Nellix Closing Date”), the Company completed its acquisition of Nellix. The purchase price consisted of shares of the Company’s common stock issuable as of the Nellix Closing Date. Additional payments, solely in the form of shares of the Company’s common stock will be made upon the achievement of a revenue milestone and a regulatory approval milestone (collectively, the “Nellix Milestones”). Under the Merger Agreement, the ultimate value of the contingently issuable common stock would be determined on the date that each Nellix Milestone is achieved. The number of issuable shares would be established using an applicable per share price, which is subject to a ceiling and/or floor, resulting at the closing of the merger in a potential maximum of approximately 1,020,000 shares issuable upon the achievement of the Nellix Milestones. As of the Closing Date, the fair value of the contingently issuable common stock was estimated to be $28.2 million.
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
The fair value of the contingently issuable common stock will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the “Earn-Out Period,” as defined within the Nellix Merger Agreement. Adjustments to the fair value of the contingently issuable common stock are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. See the “Fair Value Measurements” section of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Note 3 for further details. As of March 31, 2019, the fair value of the contingently issuable common stock was presented in non-current liabilities.
At March 31, 2019 the Company’s stock price closed at $6.61 per share. Thus, had the PMA Milestone been achieved on March 31, 2019 the contingently issuable common stock would have comprised approximately 333,149 shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $45.00 per share), representing a value of $2.2 million.
10. Income Taxes
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $39 thousand and $85 thousand for the three months ended March 31, 2019 and 2018, respectively. The Company’s ETR was (0.2)% and (0.4)% for the three months ended March 31, 2019, and 2018, respectively. The Company’s ETR for the three months ended March 31, 2019 differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses (including the Nellix contingently issuable common stock), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintained a valuation allowance of $135.2 million against a substantial portion of its deferred tax assets as of March 31, 2019. If and when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.
11. Restructuring Charges
In the three months ended March 31, 2019 and 2018, the Company recorded $0.4 million and $0.2 million, respectively, in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular Technologies, Inc. The targeted reductions and other restructuring activities were initiated to provide efficiencies and re-align resources as well as to allow for continued investment in strategic areas and drive growth.
In March 2019, the Company continued its restructuring activities including: restructuring certain aspects of its business and operations to re-prioritize its sales and marketing efforts; rationalizing its international presence and related expenses; streamlining its workforce and taking other measures to increase efficiencies; decreasing its cash consumption and decreasing its cost to serve; and refocusing its business on strong execution of its core strategies. The Company determined to streamline and restructure certain of its operations and implement certain management changes. These plans have resulted in significant changes in the composition of the senior management team.
As of March 31, 2019, the Company estimates that it will incur a total of $16.3 million in restructuring charges upon the completion of the plan, of which $16.3 million has already been incurred since the first quarter of 2016.
The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the three months ended March 31, 2019:

One-time termination benefits
Accrual balance as of December 31, 2018	$562
Restructuring charges	419
Utilization	(281)
Accrual balance as of March 31, 2019	$700

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The accrual balance as of March 31, 2019 is classified within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

12. Subsequent Events
Equity Financing

On March 31, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with select institutional investors and certain other parties (“Investors”), whereby the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase, an aggregate of 7,889,552 shares (the “Equity Shares”) of the Company’s common stock (the “Common Stock”) at a price per share of $6.61 (the “Equity Offering Price”), for an aggregate cash purchase price of approximately $52.15 million (the “Financing”). For any Investor whose purchase of the Equity Shares would result in its beneficially owning in excess of 19.99% of the shares (the excess shares, the “Blocked Shares”) of the Common Stock outstanding immediately after giving effect to the issuance, in lieu of issuing the Blocked Shares which such Investor would have received, the Company will issue to such Investor a pre-paid warrant to purchase shares of Common Stock equal to the number of Blocked Shares that would have been received (the “Pre-Paid Warrants”) for the Equity Offering Price per share. Each Pre-Paid Warrant will be exercisable upon issuance, provided that such exercise does not result in the issuance of Blocked Shares, and will expire ten years from the date of issuance.
On April 3, 2019, the Company closed the transactions contemplated by the Purchase Agreement. The Company received gross proceeds of approximately $52.15 million pursuant to the Purchase Agreement.
Convertible Note Exchange
On March 31, 2019, the Company and two investors holding $73.4 million of the principal amount of the Company’s 3.25% Convertible Senior Notes due 2020 (the “Holders”) entered into an Exchange Agreement (the “Exchange Agreement”) providing for the exchange of the Holders’ existing notes (the “Existing Notes”) for new5.00% Voluntary Convertible Senior Notes due 2024 (the “New Voluntary Notes”) and new 5.00% Mandatory Convertible Senior Notes due 2024 (the “New Mandatory Notes”, and together with the New Voluntary Notes, the “New Notes”). The exchanging Holders will receive $900 principal amount of New Notes for every $1000 principal amount of Existing Notes plus accrued interest exchanged pursuant to the Exchange Agreement (the “Exchange”). The Company will issue $25.0 million of principal amount of the New Mandatory Notes and $42.02 million of principal amount of the New Voluntary Notes to the Holders. The New Notes are being issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act.

On April 3, 2019, the Company closed the transactions contemplated by the Exchange Agreement. The Company exchanged an aggregate principal amount of approximately $73.355 million of principal amount of Existing Notes plus accrued but unpaid interest for an aggregate of $67.02 million of principal of New Notes pursuant to the Exchange Agreement.

The New Voluntary Notes and New Mandatory Notes are governed by separate Indentures (respectively, the “New Voluntary Notes Indenture” and “New Mandatory Notes Indenture”, and collectively, the “Indentures”), each dated as of the closing of the Exchange (the “Closing Date”), by and between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The New Notes will accrue interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019. The New Notes will mature on the anniversary of the Closing Date in 2024, unless earlier purchased, redeemed or converted in accordance with the terms of the Indenture. The Indentures governing the New Notes will contain customary terms and covenants and events of default.

The New Voluntary Notes will be convertible at the option of each Holder into shares of common stock at any time on or after July 1, 2020, but prior to the close of business on the business day immediately preceding January 1, 2024, provided that, except if the Company undergoes a fundamental change (as defined in the New Voluntary Notes Indenture) and for certain other customary circumstances of conversion, each Holder may not convert more than 30% the initial aggregate principal amount of his or her outstanding New Voluntary Notes per calendar quarter (a “Voluntary Conversion”). Thereafter, until the close of business on the business day immediately preceding the maturity date, the New Voluntary Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph. The initial conversion rate of the New Voluntary Notes in a Voluntary Conversion is 0.12103 shares of the Company’s common stock per $1.00 principal amount of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

the New Notes, which is equivalent to an initial conversion price per share equal to 125% of the Equity Offering Price (the “Voluntary Conversion Price”). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Except if the Company undergoes a fundamental change (as defined in the New Voluntary Notes Indenture) and for certain other customary circumstances of conversion, in no event prior to the close of business on the business day immediately preceding January 1, 2024 may the New Voluntary Notes be converted in a calendar quarter unless the closing sale price of the Company’s common stock for at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 110% of the Equity Offering (subject to adjustment upon the occurrence of certain specified events) (the “Voluntary Conversion Threshold”).

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

The Indentures provide that in no event may a Holder convert, whether in a Voluntarily Conversion or a Mandatory Conversion or otherwise, into shares of common stock if such conversion would result in the Holder beneficially owning more than 9.5% of the Company’s outstanding common stock.

Second Amendment to Facility Agreement

On March 31, 2019, the Company amended the Amended Facility Agreement by entering into a Second Amendment to Amended and Restated Facility Agreement and First Amendment to Amended and Restated Guaranty and Security Agreement (the “Facility Amendment”) with Deerfield, dated August 9, 2018, as amended by that certain First Amendment to Amended and Restated Facility Agreement, dated November 20, 2018. The Facility Amendment provides for, among other things, the reduction in the global excess liquidity covenant from $22.5 million to $17.5 million and the reduction of the minimum net revenue financial covenants. In addition, the percentage of the $120.0 million of first out waterfall loans (the “First Out Waterfall Loans”) due on April 2, 2021 decreased from 33.33% to 16.67% of the First Out Waterfall Loans outstanding on such date, while the percentage of the remainder of the First Out Waterfall Loans due on April 2, 2022 remained at 50% of the First Out Waterfall Loans outstanding on such date.

The Amended Facility Agreement provides for the exchange of the existing notes representing the First Out Waterfall Loans for amended notes (the “First Out Waterfall Notes”) that provide that in the event that, in any calendar month beginning April 1, 2019 and ending June 30 2020 (the “Mandatory Conversion Period”), if (A)(i) the arithmetic mean of the volume weighted average prices of the Company’s common stock (the “VWAP”) on the five (5) consecutive trading days ending on the 15th calendar day (or, if not a trading day, the first trading day thereafter) (the “Mandatory Conversion Measurement Date”) and (ii) the closing price for the Company’s common stock on the Mandatory Conversion Measurement Date, both exceed $6.625 (as may be adjusted to reflect certain events) (the “Fixed Conversion Price”) and (B)(i) the VWAP on the five (5) consecutive trading days ending on (and including) the third (3rd) trading day immediately prior to the Mandatory Conversion Measurement Date (the “Initial Mandatory Conversion Measurement Date”) and (ii) the closing price for the Company’s common stock on the Initial Mandatory Conversion Measurement Date both exceed the Fixed Conversion Price, Deerfield shall be obligated to convert $1,666,666 of the principal amount of the loan into shares of common stock at the Fixed Conversion Price, up to a maximum aggregate amount of $25.0 million over the Mandatory Conversion Period.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Deerfield also has the option to convert up to an additional $50.0 million of the Company’s outstanding debt (the “Voluntary Conversion Amount”) at the greater of the Fixed Conversion Price and 85% of the arithmetic average of the volume weighted average price of the Company’s common stock on each of the fifteen (15) consecutive trading days prior to the conversion date (the “15 Day VWAP”). The Company has the option to require conversion of the Voluntary Conversion Amount (less the amount of prior voluntary conversions) if the Company’s 15 Day VWAP is greater than 175% of the Fixed Conversion Price. The First Amendment Waterfall Notes also provide that in no event may Deerfield convert any note amounts, whether voluntarily or mandatorily, into shares of common stock if such conversion would result in Deerfield beneficially owning more that 4.985% of the Company’s outstanding common stock. The First Out Waterfall Notes also revises Deerfield’s existing right to convert a portion of the outstanding principal amount of the first-out waterfall loan into a maximum of 1,430,000 shares of the Company’s common stock from the current conversion price of 96% of the arithmetic average of the volume weighted average price of the Company’s common stock on each of the three (3) consecutive trading days prior to the conversion date (the “96% VWAP Price”) to the greater of (i) $6.625 (subject to certain adjustments) or (ii) the 96% VWAP Price.

Further, the Facility Amendment also provides, upon the effectiveness, for an increase of $5,000,000 in the amounts payable to the holders of the First Out Waterfall Notes as a fee upon termination (or reduction, or required reduction of the outstanding amounts under the First Out Waterfall Notes to less than $10,000,000) under the Amended Facility Agreement and to reimburse Deerfield for all expenses incurred by Deerfield in connection with the negotiation and documentation of the Facility Amendment. Also, the existing right of the Company to satisfy interest payments on the First Out Waterfall Loans with up to 250,000 shares of its common stock has been removed.

The Facility Amendment is conditioned upon completion of the Financing with gross proceeds to the Company of at least $40.0 million and the closing of the transactions contemplated by the Exchange Agreement, amongst other conditions.

In connection with entry into the Facility Amendment, the Company is amending the Warrants (the “Warrant Amendment”) in order to reduce the exercise price of the Warrants to the Equity Offering Price. All other material terms and conditions of the Warrants remain the same.

On April 3, 2019, the Company closed the transactions contemplated by the Exchange Agreement and the terms of the Facility Amendment became effective. The Company has issued the Warrants and the First Out Waterfall Notes contemplated by the Facility Amendment.

Second Amendment to Credit Agreement

On March 31, 2019, the Company amended the New Credit Agreement by entering into a Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement (the “Credit Amendment”) with Deerfield, dated August 9, 2018, as amended by that certain First Amendment to Credit Agreement, dated November 20, 2018 (as so amended, the “Credit Agreement”). The Credit Amendment includes conforming revisions to reflect the changes in the Facility Amendment. In addition, the Credit Amendment extends the maturity date of the New Credit Agreement to the earlier or (i) April 2, 2023 or (ii) the date the loans pursuant to the Facility Agreement have been repaid in full.

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019, and in this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2019, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated

Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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
See Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018, entitled “Business,” for a discussion of:

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
Our Nellix EVAS System is designed to seal the aneurysm and provide blood flow to the legs through two blood flow lumens. The Nellix EVAS System consists: of (i) bilateral covered stents with endobags; (ii) a biocompatible polymer injected into the endobags to seal the aneurysm; and (iii) a delivery system and associated accessories. The Nellix EVAS System is intended to seal the entire aneurysm sac effectively excluding the aneurysm and reducing the likelihood of future aneurysm rupture. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:

•
EVAS FORWARD Investigational Device Exemption (“IDE”). We conducted this pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. This study is a prospective single arm registry which enrolled 179 patients at 29 centers in the United States and Europe. In November 2014, we completed enrollment in the study, and we submitted the one year results to the United States Food and Drug Administration (“FDA”) in March 2016. In May 2016, we announced the results of the one-year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and treatment success at one year (effectiveness). Two-year imaging revealed a signal of migration, leading to a field safety notification issued in October 2016 and a dedicated root cause analysis, resulting in refinements to the Instructions for Use (“IFU”). Following the implementation of the refined IFU, the Nellix EVAS system is applicable to treat an estimated 40% of AAA patients with a traditional aneurysm.
Subsequently, the two-year results from the trial were published in the Journal of Vascular Surgery in March 2018. This data was previously announced in June 2017 at the Society of Vascular Surgery Vascular Annual Meeting (“VAM”). Key highlights from the Nellix United States IDE trial two-year clinical data are included below:

•	Freedom from all endoleaks (95.1%), rupture (99.4%) and all-cause mortality (93.8%) among all patients.

•	Highest freedom of type II endoleaks, of 96.6%, ever reported at two years, among all patients.

•	When applying the refined IFUs for Nellix, patients at the two-year follow-up demonstrated 95.9% freedom from Type IA endoleak, migration >10mm, and sac growth.

•
EVAS2 IDE. In May 2017, we announced the decision to seek FDA approval of the Nellix EVAS System by conducting a confirmatory clinical study with the refined IFU and the Company’s next generation Nellix device design (the “Gen2 Nellix EVAS System”). The Gen2 Nellix EVAS System incorporates design improvements to enhance ease of use and offers physicians more sizes to treat more patients with AAA. In October 2017, we announced our receipt of IDE approval from the FDA to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Gen2 Nellix EVAS System for the endovascular treatment of infrarenal AAA. The EVAS2 IDE Multicenter Safety and Effectiveness Confirmatory Study (“EVAS2”) will prospectively evaluate the refined IFU and the Nellix Gen2 EVAS System. The study is approved to enroll up to 105 primary patients, with one-year follow-up data required for the pre-market approval (“PMA”) application. We commenced EVAS2 patient enrollment in March 2018.

•
EVAS FORWARD Global Registry. This registry is designed to provide real world clinical results to demonstrate the effectiveness and applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013, and in September 2014, we announced completion of patient enrollment in the EVAS FORWARD Global Registry. In November 2016, we announced positive two-year results on 300 patients from the EVAS FORWARD Global Registry at the Annual Symposium on Vascular and Endovascular Issues (the “VEITH Symposium”). The following outcomes were presented at the VEITH Symposium:

•	37% of patients having complex anatomies;

•	98.1% freedom from any persistent endoleaks at latest follow-up;

•	No secondary interventions for Type II endoleaks;

•	97.4% freedom from aneurysm-related mortality; and

•	98.5% freedom from cardiovascular mortality.
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
In January 2019, we announced that the CE Mark for the Nellix EVAS System had been suspended by our Notified Body following a voluntary recall and field safety notification issued by us on January 4, 2019. Suspension of the CE Mark means that we may not affix the CE Mark and sell the Nellix EVAS System in the European Union (“EU”) during the term of the suspension.
AFX System and VELA
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
In September 2014, we announced a new clinical study called Looking at EVAR Outcomes by Primary Analysis of Randomized Data (“LEOPARD”). This study was designed to compare outcomes of the AFX System versus other commercially available EVAR devices. We designed the LEOPARD study to randomize and enroll at least 400 patients at up to 80 leading centers throughout the United States and commenced enrollment in the first quarter of 2015. The centers were a mix of our current and new customers, with each investigator selecting one competitive device to randomize against the AFX System. The LEOPARD study is being led by an independent steering committee of leading physicians who are responsible for presenting the results over the 5-year follow-up period.
Positive results from LEOPARD were presented at the VEITH Symposium in November 2018. Based on those who completed follow-up, the one-year freedom from Aneurysm Related Complications (“ARC”) shows that overall the AFX System has a similar performance to other devices. Analysis of individual clinical outcomes suggests that different EVAR approaches may have advantages in different patient populations. The AFX System remains the only device that preserves the patient’s aortic bifurcation. Based upon the anticipated number of additional patients required to prove superiority, we stopped further randomization in the LEOPARD study and plan to continue to follow the 455 enrolled patients for the planned 5 years.
In December 2015, we announced that the AFX System for the treatment of AAA received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”).
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
In December 2016, we received notice from our Notified Body in the EU that the CE Mark for AFX and AFX2 would be suspended due to reports of Type III endoleaks with AFX with Strata graft material (“AFX Strata”), a prior generation of the AFX device. For our current generation of AFX products, we had implemented device and graft material improvements and updated IFUs resulting in a substantial reduction in reported Type III endoleaks. We provided documentation of the foregoing reduction in Type III endoleaks to our Notified Body. In January 2017, we received notice from our Notified Body that the CE Mark for AFX and AFX2 had been re-instated, effective immediately.
Additionally, in December 2016, we placed a temporary hold on shipments of AFX and AFX2 to complete an investigation of quality concerns with some sizes of these devices. Subsequently, we removed the temporary hold and resumed shipments of all sizes of AFX and the smaller diameter sizes of AFX2 and initiated a voluntary recall: of (i) the small remaining quantity of original AFX Strata; and (ii) the larger diameter sizes of AFX2. In January 2017, we removed the temporary hold and resumed shipments of the remaining larger diameter sizes of AFX2.

In July 2018, Endologix sent a voluntary safety notice (“Safety Notice”) to healthcare professional (“HCP”) users of the AFX System to provide updated information on comparative AFX Type III endoleak rates, patient-tailored surveillance recommendations, and recommendations for intervening through an AFX device or re-intervening on an AFX device. No product was removed from the field as part of that safety update action.
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
Ovation System
The Ovation System consists of: (i) a radiopaque nitinol suprarenal stent with integral anchors; (ii) a low-permeability polytetrafluoroethylene (“PTFE”), aortic body graft that contains a network of inflatable rings filled with a liquid polymer that solidifies during the deployment procedure; (iii) nitinol iliac limb stents encapsulated with PTFE; and (iv) accompanying ultra-low profile delivery systems, auto injector and fill polymer kit. The Ovation System creates a custom seal that conforms to anatomical irregularities and has a ultra-low profile delivery system allowing for percutaneous access.
In May 2011, we initiated a three-year European Post-Market Registry to enroll 500 patients across 30 European centers. Enrollment ended in December 2013. In January 2017, we announced positive 3-year results from the Ovation EU Post Market Registry. The data was presented at the 2017 Leipzig Interventional Course (“LINC”) meeting and showed that the Ovation System has the broadest range of patient applicability on IFU of all commercially available infrarenal endovascular AAA devices. The resulting outcomes included:

•	99% freedom from aneurysm-related mortality;

•	99% freedom from migration, rupture, and conversion;

•	97% freedom from Type I/III endoleak; and

•	Excellent freedom from secondary intervention for occlusion (97%), Type I endoleak (97%) and Type II endoleak (95%).
In October 2014, we initiated the LIFE Study to illustrate the potential advantages of a “Fast Track” protocol including PEVAR, no general anesthesia, no time in ICU and a one-night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In February 2018, the results of the one-month clinical data from the LIFE Study were published in the Journal of Endovascular Therapy that demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days. The following are highlights of the publication, with outcomes covering one-month follow-up:

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
In June 2018 at the VAM, the 1-year results of the LUCY Study were announced in the late-breaking clinical trial session. Despite having more complex anatomy at the time of the index procedure women continue to demonstrate similar outcomes to men through one year. The 1-year outcomes of freedom from conversion, rupture, AAA-related mortality and device-related reintervention were similar between the two arms.
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
In August 2016, we announced that the first two patients were treated with the Ovation Alto, which is the newest device in the Ovation System platform of abdominal stent graft systems. Ovation Alto is an investigational device, currently not approved in any market. It expands EVAR to include the treatment of patients with complex AAAs, specifically patients with very short or otherwise complex aortic neck anatomy. This is achieved by the conformable O-rings with CustomSeal® polymer that have been repositioned near the top of the endograft, providing seal just below the renal arteries. In November 2016, we received IDE approval from the FDA to conduct a clinical study with the Ovation Alto in the United States.
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
In April 2018, at Charing Cross Annual Symposium, the first results from ENCORE, a pooled, global analysis of 6 prospective clinical trials and registries studying polymer endovascular aneurysm repair (“Polymer EVAR”) using Ovation System were presented. ENCORE is a pooled retrospective analysis of the 6 prospective clinical trials and registries and encompasses 1,296 patients, 160 centers and 339 investigators in the United States, Europe and Latin America. Median patient follow-up across all ENCORE trials and registries was 1,034 days (range 30 days to 5 years) at the time of analysis. At 5 years, the ENCORE analysis included the following results for the Ovation System based on the available data:

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
Cost of Goods Sold
Cost of goods sold primarily consists of compensation (including stock-based compensation) and benefits of production personnel and production support personnel. Cost of goods sold also includes depreciation expense for production equipment, amortization of developed technology, production materials and supplies expense, allocated facilities-related expenses, and certain direct costs such as shipping.
Research and Development
Research and development primarily consist of compensation (including stock-based compensation) and benefits for research and development personnel, materials and supplies, research and development consultants, outsourced and licensed research and development costs, and allocated facilities-related costs. Our research and development activities primarily relate to the development and testing of new devices and methods to treat aortic disorders.
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

Results of Operations
Operations Overview - Three Months Ended March 31, 2019 versus 2018
The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2019		2018
Revenue	$35,606	100.0%	$42,284	100.0%
Cost of goods sold	12,407	34.8%	13,958	33.0%
Gross profit	23,199	65.2%	28,326	67.0%
Operating expenses:
Research and development	4,787	13.4%	5,499	13.0%
Clinical and regulatory affairs	3,785	10.6%	3,571	8.4%
Marketing and sales	16,786	47.1%	21,725	51.4%
General and administrative	9,416	26.4%	10,369	24.5%
Restructuring costs	419	1.2%	233	0.6%
Total operating expenses	35,193	98.8%	41,397	97.9%
Loss from operations	(11,994)	(33.7)%	(13,071)	(30.9)%
Total other expense, net	(9,995)	(28.1)%	(6,611)	(15.6)%
Net loss before income taxes	(21,989)	(61.8)%	(19,682)	(46.5)%
Income tax expense	(39)	(0.1)%	(85)	(0.2)%
Net loss	$(22,028)	(61.9)%	$(19,767)	(46.7)%
Comparison of the Three Months Ended March 31, 2019 versus 2018         `
Revenue

	Three Months Ended March 31,
	2019	2018	Variance	Percent Change
	(in thousands)
Revenue	$35,606	$42,284	$(6,678)	(15.8)%
United States Sales. Net sales totaled $22.8 million in the three months ended March 31, 2019, a 22.4% decrease from 29.4 million in net sales in the three months ended March 31, 2018, driven by restructuring of US Sales team and the continued impact of Field Safety Notices on AFX and Ovation system.
International Sales. Net sales of products in our international regions totaled $12.8 million in the three months ended March 31, 2019, a 0.7% decrease from $12.9 million in net sales of products in our international regions in the three months ended March 31, 2018. The decrease was primarily driven by restructuring of European Sales team.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2019	2018	Variance	Percent Change
	(in thousands)
Cost of goods sold	$12,407	$13,958	$(1,551)	(11.1)%
Gross profit	23,199	28,326	(5,127)	(18.1)%
Gross margin percentage (gross profit as a percent of revenue)	65.2%	67.0%

Gross margin percentage for the three months ended March 31, 2019 decreased to 65.2% from 67.0% for the three months ended March 31, 2018. The decrease in gross profit margin was attributable to lower revenue and unfavorable geographic mix in the three months ended March 31, 2019 compared to prior year period.
Operating Expenses

	Three Months Ended March 31,
	2019	2018	Variance	Percent Change
	(in thousands)
Research and development	$4,787	$5,499	$(712)	(12.9)%
Clinical and regulatory affairs	3,785	3,571	214	6.0%
Marketing and sales	16,786	21,725	(4,939)	(22.7)%
General and administrative	9,416	10,369	(953)	(9.2)%
Restructuring costs	419	233	186	79.8%
Research and Development. The $0.7 million decrease in research and development expenses for the three months ended March 31, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring and timing of project spending.
Clinical and Regulatory Affairs. The clinical and regulatory affairs expenses for the three months ended March 31, 2019, as compared to the prior year period, did not materially change.
Marketing and Sales. The $4.9 million decrease in marketing and sales expenses for the three months ended March 31, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring in both the U.S. and Europe.
General and Administrative. The $1.0 million decrease in general and administrative expenses for the three months ended March 31, 2019, as compared to the prior year period was primarily attributable to lower litigation expenses.
Restructuring Costs. The $0.2 million increase in restructuring costs for the three months ended March 31, 2019, as compared to the prior year period, was attributable to the continuation of our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth.
Other Expense, Net

	Three Months Ended March 31,
	2019	2018	Variance	Percent Change
	(in thousands)
Other expense, net	$(9,995)	$(6,611)	$(3,384)	51.2%
Other Income (Expense), Net. Other income of $10.0 million for the three months ended March 31, 2019 consists primarily of interest expense of $8.5 million, unfavorable change in fair value of derivative liabilities of $2.0 million, partially offset by favorable fair value of contingent consideration related to the Nellix acquisition of $0.2 million and FX gain of $0.4 million. Other expense of $6.6 million for the three months ended March 31, 2018 consists primarily of interest expense of $5.8 million, $2.3 million related to debt extinguishment and favorable change in fair value of contingent consideration related to the Nellix acquisition of $1.1 million.
Provision for Income Taxes

	Three Months Ended March 31,
	2019	2018	Variance	Percent Change
	(in thousands)
Income tax expense	$(39)	$(85)	$46	(54.1)%

Our income tax expense was $39 thousand and our effective tax rate was (0.2)% for the three months ended March 31, 2019 due to our tax positions in various jurisdictions. During the three months ended March 31, 2019 and 2018, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).
Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2019, December 31, 2018 and March 31, 2018:

	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$10,896	$24,731	$50,087
Accounts receivable, net	$25,991	$20,651	$29,241
Total current assets	$69,961	$78,931	$128,694
Total current liabilities	$44,153	$38,927	$60,569
Working capital surplus	$25,808	$40,004	$68,125
Current ratio	1.6	2.0	2.1
Days sales outstanding (“DSO”)	65	55	62
Inventory turnover	1.7	1.7	1.2
Operating Activities
In the three months ended March 31, 2019, cash used in operating activities was $13.7 million. This was primarily the result of a net loss of $22.0 million, non-cash operating expenses of $10.9 million, and changes in operating assets and liabilities of $2.6 million. In the three months ended March 31, 2018, our operating activities used $9.9 million in cash. This was primarily the result of a net loss of $19.8 million, non-cash operating expenses of $6.4 million, loss on debt extinguishment of $2.3 million, and changes in operating assets and liabilities of $1.3 million.
During the three months ended March 31, 2019 and 2018, our cash collections from customers totaled $30.6 million and $45.8 million, respectively, representing 86.0% and 108.2% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2019 was $0.1 million, as compared to cash provided by investing activities of $0.2 million in the prior year period. For the three months ended March 31, 2019, cash used in investing activities consisted of $0.1 million used for machinery and equipment purchases. For the three months ended March 31, 2018, cash used in investing activities consisted of $0.2 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $2.0 thousand for the three months ended March 31, 2019, as compared to cash provided by financing activities of $0.6 million in the prior year period. For the three months ended March 31, 2018, cash used in financing activities consisted of $1.3 million paid for debt extinguishment, partially offset by proceeds of $0.7 million from the exercise of stock options.
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
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the United States. As of March 31, 2019, these subsidiaries held an aggregate of $4.1 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding countries in which our subsidiaries operate. Management has no present or planned intention to repatriate foreign earnings into the United States and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of 1 year were as follows as of March 31, 2019 (in thousands):

		Payments due by period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$288,602	$200	$84,600	$45,404	$72,743	$85,655	$—
Interest on debt obligations	36,438	9,131	11,637	8,128	5,504	2,038	—
Operating lease obligations	32,346	2,832	3,788	3,821	3,884	2,889	15,132
Total	$357,386	$12,163	$100,025	$57,353	$82,131	$90,582	$15,132
Long-term debt obligations includes interest payable in kind on our term loan facility and a $6.1 million exit fee under our credit facility agreement with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements
Other than the operating leases described above, we do not have any off-balance sheet arrangements as of March 31, 2019.
Critical Accounting Policies and Estimates
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management evaluates its estimates on an ongoing basis, including those related to: (i) the collectibility of customer accounts; (ii) whether the cost of inventories can be recovered; (iii) the value of goodwill and intangible assets; (iv) the realization of tax assets and estimates of tax liabilities; (v) the likelihood of payment and the value of contingent liabilities; and (vi) the potential outcome of litigation. Such estimates are based on management’s judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may differ from management’s estimates.

See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of our critical accounting policies and estimates. There have been no other material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB made targeted improvements to ASU No. 2016-02, including providing an additional and optional modified retrospective transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Effective January 1, 2019, we adopted this new accounting standard using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to retained earnings. We elected certain practical expedients permitted under the transition guidance, including the election to carry forward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. Upon adoption of the new lease accounting standard we recognized an operating lease right-of-use asset of $5.8 million and a corresponding operating lease liability of $13.7 million, respectively as of January 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the deferred rent balances of $7.9 million. The adoption of the new lease accounting standard did not have an impact on our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion.
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The Company adopted this standard on January 1, 2019 with no impact on the consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is intended to align the accounting for such payments to non-employees with the existing requirements for share-based payments granted to employees. This guidance is effective for annual periods beginning after December 15, 2018 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2019 for then outstanding share-based payments to non-employees. The Company adopted this accounting update as of January 1, 2019, which did not result in any change to its consolidated financial statements.
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
Interest rate risk. We are exposed to market risk for changes in interest rates applicable to our credit facility agreement with Deerfield. Any outstanding principal under the credit facility will accrue interest at a rate equal to LIBOR (with a 1% floor) plus 5.50%, payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn. As of March 31, 2019, we had no amounts outstanding under our credit facility
The remainder of our debt, which is comprised of a term loan facility, convertible senior notes and other note payable, bear fixed interest, and therefore, would not be subject to interest rate risk. For a complete summary of our debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.
Foreign currency transaction risk. While a majority of our business is denominated in the United States dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than our or our respective subsidiaries’ functional currency and must be remeasured at each balance sheet date or upon settlement. Realized and unrealized foreign exchange gains and losses resulted in approximately $0.4 million of gains during the three months ended March 31, 2019, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.RISK FACTORS
Before deciding to invest in our company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and other reports we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and, in that event, the market price for our common stock could decline and you may lose all or part of your investment.
These risk factors should be considered in connection with evaluating the forward-looking statements contained in the Quarterly Report on Form 10-Q. These factors could cause actual results and conditions to differ materially from those projected in our forward-looking statements.
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

•
adverse regulatory or other governmental statements, findings or reports regarding our products, specifically, our EVAR or EVAS technology and products, may adversely affect the regulatory status and market for our products generally; and

•
negative publicity about, or actual or perceived problems with our products or with EVAR or EVAS devices and technologies generally, could discourage physician and hospital adoption or use of our products.

If we are unable to educate physicians and hospitals about the advantages of our products, do not achieve significantly greater market acceptance of our products, do not obtain or maintain required regulatory approvals for our products, are subjected to adverse regulatory actions, do not regain momentum in our sales activities, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.
Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors and our ability to sustain our business operations on a long-term basis. While we have recently consummated an equity financing and restructuring of our unsecured convertible indebtedness and secured term loan indebtedness, that has improved our balance sheet and near-term liquidity, negative perceptions of our stability may continue to affect our business. In addition, we will need to raise substantial additional capital in the future. If we are unable to access substantial additional capital or restructure our indebtedness in the future in a timely manner and upon terms reasonably favorable to us, negative perceptions as to our financial stability and prospects may become more pronounced. Further, our technical, human and other resources and capabilities, as well as our revenues and market share, are considerably smaller than those of our principal competitors. Negative perceptions of our overall financial stability, and resources and market share limitations, may cause our customers, suppliers and strategic partners, as well as independent distributors and third party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, our recent and projected cash positions, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our financing transactions, our current level of indebtedness and debt service costs, the competitive environment in our industry, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause customers to delay the purchase of our products or purchase our competitors’ products.
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
We are currently engaging in certain operational restructuring efforts which we may be unsuccessful in executing and, even if successful, may lead to undesirable outcomes.
We are currently restructuring certain aspects of our business and operations to reprioritize our sales and marketing efforts, rationalize our international presence and related expenses, streamline our workforce and take other measures to increase efficiencies, facilitate access to capital to fund operations as needed, decrease our cash consumption and decrease our cost to serve, while refocusing our business on strong execution of our core strategies. These restructuring plans reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether our restructuring efforts will prove successful depends on a number of factors, including, but not limited to: (i) our ability to access the capital markets, when needed, on terms acceptable to us or at all, and to maintain adequate liquidity to satisfy our debt covenants and to allow us to execute our business plans, (ii) our ability to service or refinance our existing indebtedness and pay off such indebtedness as it comes due, (iii) our ability to maintain suppliers’, hospitals’, medical facilities’ and practitioners’ confidence in our products, (iv) our ability to obtain regulatory approvals for our new products and product iterations and to maintain our material product approvals, (v) our ability to efficiently reduce our operational expenditures, while retaining key employees and programs, and (vi) the overall success of our business. In addition, as long as these cost restructuring efforts continue, and for a substantial time afterwards, our employees may face considerable distraction and uncertainty and we may experience increased levels of employee attrition. The implementation of these restructuring efforts has occupied and will continue to occupy a substantial portion of the time and attention of our management and will impact our business, including revenue.
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
We estimate that over 200,000 people a year are diagnosed with AAA in the United States, and that in 2018 approximately 63,000 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to undergoing open surgical repair. Initiatives to increase screening for AAA include the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law on February 8, 2006 in the United States. SAAAVE provides for one-time AAA screenings for men who have smoked at some time in their lives, and men or women who have a family history of the disease. Beginning January 1, 2007, screening has also been provided as part of the “Welcome to Medicare” physical. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
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
We do not have long-term supply agreements with many of our suppliers and, in many cases, we make our purchases on a purchase order basis. As a result, our ability to purchase adequate quantities of our components or products may be limited. Additionally, our suppliers may encounter problems that limit their abilities to manufacture components or products for us, including financial difficulties, change in ownership or damage to their manufacturing equipment or facilities. If we fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer. Furthermore, negative perceptions among our suppliers regarding our overall financial stability, and our ability to sustain our business operations on a long-term basis, may cause one or more of our suppliers to limit, suspend or terminate their relationships with us, or to claim that our financial condition causes them to demand different payment or supply terms.
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
On May 7, 2018, we received notice from Medtronic, Inc. (“Medtronic”) that Medtronic believes that our Ovation product appears to use one or more claims of certain Medtronic patents. We have assessed this claim and we are engaged in discussions with Medtronic regarding their invitation to obtain a non-exclusive license to these patents. We have a robust patent portfolio at our disposal, and after conducting our analysis, we believe that one or more of Medtronic’s products appears to use one or more claims of our patents. Since it is presently not possible to determine the outcome of any discussions with Medtronic in regard to the respective parties’ patents, whether or not litigation will ensue, or the outcomes associated with potential litigation, no provision has been made in our financial statements for the ultimate resolution. It is possible that we could incur substantial costs associated with Medtronic’s claims and any resolution with Medtronic may result in substantial damages, payment of royalties, result in or be connected to additional claims, and divert management’s attention and resources, any of which could harm our business.
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
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased our securities between August 2, 2016 and November 16, 2016, filed lawsuits against us and certain of our officers in the United States District Court for the Central District of California (the “District Court”). The lawsuits allege that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for our Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased our securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted our motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint, and on March 12, 2018, we filed our Motion to Dismiss this Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice. On October 5, 2018, lead plaintiff filed a notice of appeal, and on March 15, 2019, lead plaintiff filed its opening brief with the appellate court. In April 2019, we filed our response brief to plaintiff’s appeal. We anticipate that the Appellate Court’s hearing on this matter will occur in the fourth quarter of 2019 or early part of 2020.
As of June 11, 2017, four stockholders have filed derivative lawsuits seeking unspecified monetary damages on behalf of Endologix, the nominal plaintiff, based on allegations substantially similar to those alleged by lead plaintiff in Nguyen. Those actions consist of: Sindlinger v. McDermott et al., Case No. BC662280 (Los Angeles Superior Court); Abraham v. McDermott et al., Case No. 30-2018-00968971-CU-BT-CSC (Orange County Superior Court); and Green v. McDermott et al., Case No. 8:17-

cv-01155-AB (PLAx), which has been consolidated with Cocco v. McDermott et al., Case No. 8:17-cv-01183-AB (PLAx) (C.D. Cal.).
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
Any failure to maintain the security of our information technology systems, or the loss, theft or misuse of confidential or sensitive information, could interrupt our business processes or systems, damage our relationships with customers, suppliers or employees, and expose us to litigation or regulatory proceedings, any of which could materially adversely affect our business, financial condition or results of operations.
We rely on information technology systems to store, process and transmit a significant amount of confidential or sensitive information, including the personal information of our employees, information relating to our customers and suppliers, and information regarding our products and product development efforts, as well as our proprietary business, financial, operational and strategic data.   We also rely on our information technology and global communication systems to manage and support a variety of critical business processes and activities, including manufacturing, supply chain, distribution, sales, billing and customer service.
The protection of our confidential or sensitive information, as well as information relating to our employees, customers and suppliers, is vitally important to us as the loss, theft or misuse of such information could lead to significant reputational or competitive harm, cause our suppliers to reconsider their relationships with us, result in litigation, expose us to regulatory proceedings, and subject us to significant liabilities, fines and penalties.  For example, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, including newer regulations such as the Action on the Protection of Personal Information in Japan and the General Data Protection Regulation (known as GDPR) in the European Union. As a result, we believe our future success and growth depends, in part, on the ability of our business processes and systems to prevent the theft, loss or misuse of this confidential or sensitive information, and to respond quickly and effectively if security incidents do occur.
As with many businesses, we are subject to numerous data privacy and security risks, which may prevent us from maintaining the privacy of confidential or sensitive information, result in the interruption of our business processes and activities, and require us to expend significant resources attempting to protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition or results of operations. As has been well documented in the media, the frequency of cyber-attacks, data incidents, computer viruses and similar incidents has increased in recent years, while the complexity and sophistication of these types of attacks and incidents have also increased. We have experienced and are continually at risk of being subject to these types of incidents.
Although we take the security of our information technology systems seriously, there can be no assurance that the security measures we implement will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information.  Despite the implementation of reasonable security measures by us and our third party providers, our systems, sites, and information may be susceptible to cyber-attacks, data incidents, computer viruses or similar incidents. Therefore, despite our significant efforts, we may be unable to anticipate these incidents or implement adequate preventive measures in response. In addition, our information technology systems may be subject to damage, disruptions or shutdowns due to power outages, failures during the process of upgrading or replacing software, hardware failures, telecommunication failures, user errors or catastrophic events, any of which could have a material adverse impact on our business, financial condition or results of operations.

While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of the losses associated with cyber-attacks, data incidents, computer viruses and similar incidents, such insurance coverage may be insufficient to cover all losses and would not remedy any damage to our reputation.  In addition, we may face difficulties in recovering any losses from our insurance provider, and any losses we recover may be lower than we expect.

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
The healthcare industry has been consolidating, and organizations such as group purchasing organizations, independent delivery networks, and large single accounts continue to consolidate purchasing decisions for many of our healthcare provider customers. As a result, transactions with customers are larger, more complex, and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing that has a material adverse effect on our revenue and profit margins, business, financial condition and results of operations. We expect that market demand, governmental regulation, third party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and could adversely impact our business, financial condition and results of operations.
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
We have a history of operating losses and may need to seek additional capital in the future. We recently consummated (i) an equity financing resulting in approximately $52.15 million in gross proceeds to the Company and (ii) the restructuring of our unsecured convertible indebtedness and secured term loan indebtedness. We believe these financing and restructuring transactions provide us with liquidity sufficient to meet our anticipated cash needs for at least the next 12 months. In the future we may need to obtain additional financing to pursue our business strategy, to discharge existing indebtedness as it comes due, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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
In addition, we are required to make periodic interest payments to the holders of our senior convertible notes and our senior secured lender under our term loan, and to make periodic amortization payments of principal. Further, under our term loan, we are required to pay certain termination and related fees upon termination of such loan. We may also be required to purchase our senior convertible notes from the holders thereof upon the occurrence of a fundamental change involving our company, or to refinance our senior convertible notes prior to their maturity dates. To finance the foregoing, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all.
The sale of additional equity or convertible debt securities, or the conversion of a portion of our outstanding indebtedness into common stock as provided in our agreements with our convertible note holders and with our senior secured lenders, could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, and the growth of our business will be harmed.

Changes in the credit environment and covenant restrictions under our financing arrangements may adversely affect our business and financial condition.
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our amended and restated facility agreement and credit agreement, dated August 9, 2018, with affiliates of Deerfield Management Company, L.P. (“Deerfield”), each as amended to date (the “Amended Facility Agreement” and the “Amended Credit Agreement,” respectively; collectively the “Deerfield Agreements”), in respect of our $160.5 million term loan facility and $50.0 million revolving loan facility, respectively, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business. Any deterioration in our revenue, key financial ratios, or non-compliance with certain financial, reporting, regulatory, operational or other covenants or terms in existing or future loan or credit agreements, including the Deerfield Agreements, may result in an event of default under such agreements, which also could adversely affect our business and financial condition.

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
Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon amortization of or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
In April 2019, we consummated a restructuring of our indebtedness. Pursuant to an exchange agreement (“Exchange Agreement”) with two existing investors, we exchanged approximately $73.355 million of the $84.5 million principal amount of our outstanding 3.25% Convertible Senior Notes due 2020 for $25.0 million of principal amount of new 5.00% Voluntary Convertible Senior Notes due 2024 (the “New Voluntary Notes”) and approximately $42.02 million of principal amount of the new 5.00% Mandatory Convertible Senior Notes due 2024 (the “New Mandatory Notes”, and together with the New Voluntary Notes, the “New Notes”). The New Notes are convertible into common stock of the Company, on either a mandatory or voluntary basis, subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with aggregate ownership limitations). Simultaneously with the consummation of the Exchange, the Deerfield Agreements were amended to provide for, among other things, (i) the reduction of our global excess liquidity covenant from $22.5 million to $17.5 million and the reduction of the minimum net revenue financial covenants; and (ii) reduction of our first term loan repayment amount to Deerfield, due April 2021, from $40 million to $20 million (and accompanying $10 million increase in each of our respective term loan repayments to Deerfield due in April 2022 and April 2023). Further, the Deerfield Agreement amendments provided for certain conversion rights and obligations pursuant to which up to an additional $75.0 million of the aggregate $160.5 million outstanding principal amount of the Deerfield term loan could potentially convert into common stock of the Company (in addition to the preexisting right of Deerfield to obtain up to 1.43 million shares of common stock upon the conversion of a portion of the outstanding indebtedness under the term loan), subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with certain ownership limitations). To the extent that the mandatory or voluntary conversions of the New Notes do not occur in full and Deerfield’s indebtedness is not converted into shares of our common stock either voluntarily or mandatorily, to the greatest extent allowable under our existing agreements, we may be required to pay these debt obligations in cash as they become due, unless we can refinance or exchange such notes on terms acceptable to the holders thereof. Further, approximately $11 million of the 3.25% Convertible Senior Notes remain outstanding after the Exchange and will be subject to repayment upon maturity in November 2020 unless earlier exchanged or refinanced. We may not have sufficient cash to satisfy our repayment obligations as they become due, which could result in a default on our debt obligations.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. We have engaged in product recalls from time to time, including a voluntary Class II recall of our AFX products with Strata graft material and certain larger sizes of our AFX2 product in late 2016 and early 2017, which recall (i) resulted in expenditure of resources and diversion of management time and attention and (ii) was negatively received in the marketplace. In addition, in October 2018, FDA classified a July 2018 safety notice that we issued to users of the AFX Endovascular AAA System as a Class I recall. We may elect to engage, or be required by FDA to engage, in additional recalls or other corrective or safety actions in the future. Any future recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenue.
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
Under the terms of our Deerfield Agreements, we have issued warrants to Deerfield to purchase up to an aggregate total of 1,522,002 shares of our common stock. In addition, Deerfield has the right to convert a portion of the indebtedness outstanding under the Deerfield Agreements into a maximum of approximately 1.43 million shares of our common stock.
Further, pursuant to the equity financing and debt restructuring transactions we consummated in April 2019:

•
Up to the entire $25 million of New Mandatory Notes and $42.02 million of New Voluntary Notes are potentially convertible into our common stock upon satisfaction of certain conditions, including commencement of the applicable conversion period, achievement of minimum stock price thresholds, and compliance with ownership “blockers” (which are maximum ownership amounts that certain investors can hold at any one time expressed as a percentage of the Company’s total outstanding shares of common stock) .

•
Up to approximately $75.0 million of the $160.5 million of indebtedness to Deerfield under the Deerfield Agreements are potentially convertible into shares of the Company’s common stock, either at Deerfield’s election, or on a mandatory basis (subject to satisfaction of certain conditions precedent and compliance with ownership blockers).

As the “mandatory” and “voluntary” conversion events referenced above are subject to a number of conditions precedent, the actual dilution that could occur as a result of these conversion features, though potentially material, is not susceptible of determination at this time.
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

•
our actual or perceived need for additional capital to fund our operations and future debt repayment obligations, and perceptions about the potential dilutive impact of future financing or restructuring transactions;

•	perceptions regarding the intentions of Deerfield with respect to the exercise of its warrants;

•	perceptions regarding our ability to comply with our financial covenants under the Deerfield Agreements;

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
The average daily trading volume in our common stock for the twelve months ended March 31, 2019 was approximately 88,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock may result in further downward pressure on the market price of our common stock.
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

Item 6.	EXHIBIT INDEX
The following exhibits are filed or furnished herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Form of Pre-Paid Warrant to Purchase Common Stock.	8-K	000-28440	4.1
4.2	Form of Amended and Restated Initial (2017) Warrant	8-K	000-28440	4.2
4.3	Form of Amended and Restated Additional (2018) Warrant	8-K	000-28440	4.3
4.4	Form of First Out Waterfall Note	8-K	000-28440	4.4
4.5	Form of Indenture in respect of 5.00% Mandatory Convertible Senior Notes due 2024	8-K	000-28440	4.5
4.6	Form of Indenture in respect of 5.00% Mandatory Convertible Senior Notes due 2024	8-K	000-28440	4.6	April 1, 2019
4.7	Form of Indenture in respect of 5.00% Voluntary Convertible Senior Notes due 2024	8-K	000-28440	4.7	April 1, 2019
4.8	Form of 5.00% Voluntary Convertible Senior Note due 2024	8-K	000-28440	4.8	April 1, 2019
10.1	Purchase Agreement, dated March 31, 2019, among Endologix, Inc. and the investors named on Schedule I thereto.	8-K	000-28440	10.1	April 1, 2019
10.2	Exchange Agreement, dated March 31, 2019, among Endologix, Inc. and the noteholders named on Schedule A thereto.	8-K	000-28440	10.2	April 1, 2019
10.3	Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement, dated March 31, 2019, by and among Endologix, Inc. and ELGX Revolver, LLC and certain of its affiliates.	8-K	000-28440	10.3	April 1, 2019
10.4	Second Amendment to Amended and Restated Facility Agreement and First Amendment to Guaranty and Security Agreement, dated March 31, 2019, by and among Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of its affiliates.	8-K	000-28440	10.4	April 1, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

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

ENDOLOGIX, INC.

Date:	May 8, 2019	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2019	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)