Form 10-Q
period 2019-06-30
ENDOLOGIX INC /DE/
filed 2019-08-09
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
On August 6, 2019, there were 17,612,658 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$50,943	$23,531
Restricted cash	1,200	1,200
Accounts receivable, net of allowance for doubtful accounts of $1,397 and $802, respectively	21,926	20,651
Other receivables	332	329
Inventories	30,747	30,399
Prepaid expenses and other current assets	2,270	2,821
Total current assets	$107,418	$78,931
Property and equipment, net	14,495	16,033
Goodwill	120,837	120,848
Other intangible assets, net	74,441	76,163
Deposits and other assets	1,372	1,095
Operating lease right-of-use assets	5,728	—
Total assets	$324,291	$293,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,454	$10,986
Accrued payroll	13,836	14,627
Accrued expenses and other current liabilities	16,241	13,314
Total current liabilities	$42,531	$38,927
Deferred income taxes	150	150
Deferred rent	—	8,065
Operating lease liabilities	11,812	—
Derivative liabilities	28,072	4,012
Other liabilities	2,326	1,992
Contingently issuable common stock	2,300	2,200
Debt	165,024	198,078
Total liabilities	$252,215	$253,424
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 170,000,000 and 170,000,000 shares authorized, respectively, 17,408,863 and 10,387,926 shares issued, respectively, and 17,352,698 and 10,345,367 shares outstanding, respectively	17	10
Treasury stock, at cost, 56,165 and 42,559 shares, respectively	(4,120)	(4,026)
Additional paid-in capital	722,478	640,789
Accumulated deficit	(648,877)	(599,715)
Accumulated other comprehensive income	2,578	2,588
Total stockholders’ equity	$72,076	$39,646
Total liabilities and stockholders’ equity	$324,291	$293,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$36,238	$44,740	$71,844	$87,024
Cost of goods sold	13,254	15,136	25,661	29,094
Gross profit	22,984	29,604	46,183	57,930
Operating expenses:
Research and development	4,355	6,244	9,142	11,743
Clinical and regulatory affairs	3,647	3,728	7,432	7,299
Marketing and sales	15,920	21,116	32,706	42,841
General and administrative	8,929	14,022	18,345	24,391
Restructuring costs	—	—	419	233
Total operating expenses	32,851	45,110	68,044	86,507
Loss from operations	(9,867)	(15,506)	(21,861)	(28,577)
Other income (expense):
Interest expense	(8,857)	(5,861)	(17,347)	(11,665)
Other income (expense), net	(479)	(683)	(161)	(320)
Change in fair value of contingent consideration related to acquisition	(300)	(1,800)	(100)	(700)
Change in fair value of derivative liabilities	872	—	(1,151)	—
Loss on debt extinguishment	(11,756)	—	(11,756)	(2,270)
Total other expense, net	(20,520)	(8,344)	(30,515)	(14,955)
Net loss before income taxes	(30,387)	(23,850)	(52,376)	(43,532)
Income tax benefit (expense)	3,253	(26)	3,214	(111)
Net loss	$(27,134)	$(23,876)	$(49,162)	$(43,643)

Comprehensive loss, net of taxes:
Net loss	(27,134)	(23,876)	(49,162)	(43,643)
Other comprehensive income (loss) foreign currency translation	588	(552)	(10)	(679)
Comprehensive loss	$(26,546)	$(24,428)	$(49,172)	$(44,322)

Basic and diluted net loss per share	$(1.50)	$(2.83)	$(3.44)	$(5.19)
Shares used in computing basic and diluted net loss per share	18,142	8,446	14,280	8,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(49,162)	$(43,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(3,380)	—
Bad debt expense	605	149
Depreciation and amortization	3,475	3,931
Stock-based compensation	4,884	7,286
Change in fair value of derivative liabilities	1,151	—
Change in fair value of contingent consideration related to acquisition	100	700
Accretion of interest and amortization of deferred financing costs	7,239	5,270
Payable in kind interest expense on term loan facility	3,883	—
Non-cash foreign exchange (gain) loss	122	331
Loss on debt extinguishment	11,756	2,270
Non-cash lease expense	113	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,851)	(548)
Inventories	(463)	1,753
Prepaid expenses and other current assets	587	1,664
Accounts payable	1,666	809
Accrued payroll	(781)	(1,542)
Accrued expenses and other liabilities	(394)	(1,011)
Net cash used in operating activities	(20,450)	(22,581)
Cash flows from investing activities:
Purchases of property and equipment	(229)	(411)
Net cash used in investing activities	(229)	(411)
Cash flows from financing activities:
Cash paid for debt extinguishment	—	(1,310)
Deferred financing costs	(3,977)	—
Net (payments) proceeds from revolving line of credit	—	(21)
Proceeds from sale of common stock under employee stock purchase plan	209	997
Minimum tax withholding paid on behalf of employees for stock-based compensation	(94)	(290)
Proceeds from exercise of stock options	—	892
Proceeds from common stock offering and pre-paid warrants, net of expenses paid	51,985	—
Net cash provided by financing activities	$48,123	$268
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(236)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,412	(22,960)
Cash, cash equivalents and restricted cash, beginning of period	24,731	60,599
Total cash, cash equivalents and restricted cash, end of period	$52,143	$37,639
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$50,943	$35,629
Restricted cash	1,200	2,010
Total cash, cash equivalents and restricted cash	$52,143	$37,639
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,398	$6,405
Cash paid for income taxes	179	176
Cash paid for amounts included in the measurement of operating lease liabilities	$1,701	$—
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$77	$10
Fair value of embedded derivative issued	$22,808	$—
Conversion of debt to equity	$1,860	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2018	10,388	$10	$640,789	$(599,715)	$(4,026)	$2,588	$39,646
Treasury stock purchased	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,512	—	—	—	1,512
Issuance of restricted stock	3	—	—	—	—	—	—
Restricted stock expense	—	—	849	—	—	—	849
Net loss	—	—	—	(22,028)	—	—	(22,028)
Other comprehensive income	—	—	—	—	—	(598)	(598)
Balance at March 31, 2019	10,391	$10	$643,150	$(621,743)	$(4,027)	$1,990	$19,380
Employee stock purchase plan	42	—	207	—	—	—	207
Treasury stock purchased	13	—	—	—	(93)	—	(93)
Stock-based compensation expense	—	—	1,355	—	—	—	1,355
Issuance of restricted stock	35	—	—	—	—	—	—
Prepaid warrants	—	—	9,700	—	—	—	9,700
Issuance of common stock	6,422	6	42,279	—	—	—	42,285
Shares issued upon conversion of debt	506	1	1,876	—	—	—	1,877
Restricted stock expense	—	—	1,168	—	—	—	1,168
Deerfield warrants	—	—	4,854	—	—	—	4,854
Debt issuance cost allocated to equity	—	—	(762)	—	—	—	(762)
Equity conversion option	—	—	18,651	—	—	—	18,651
Net loss	—	—	—	(27,134)	—	—	(27,134)
Other comprehensive income	—	—	—	—	—	588	588
Balance at June 30, 2019	17,409	$17	$722,478	$(648,877)	$(4,120)	$2,578	$72,076

	Six Months Ended June 30, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2017	8,386	$8	$594,662	$(520,001)	$(2,942)	$3,335	$75,062
Exercise of common stock options	26	—	705	—	—	—	705
Stock-based compensation expense	—	—	2,143	—	—	—	2,143
Issuance of restricted stock	9	—	—	—	—	—	—
Restricted stock expense	—	—	905	—	—	—	905
Non-employee restricted stock expense	—	—	(27)	—	—	—	(27)
Net loss	—	—	—	(19,767)	—	—	(19,767)
Other comprehensive income	—	—	—	—	—	(127)	(127)
Balance at March 31, 2018	8,421	$8	$598,388	$(539,768)	$(2,942)	$3,208	$58,894
Exercise of common stock options	17	—	659	—	—	—	659
Employee stock purchase plan	28	—	999	—	—	—	999
Treasury stock purchased	21	—	—	—	(763)	—	(763)
Stock-based compensation expense	—	—	3,227	—	—	—	3,227
Issuance of restricted stock	26	—	—	—	—	—	—
Restricted stock expense	—	—	989	—	—	—	989
Non-employee restricted stock expense	—	—	49	—	—	—	49
Net loss	—	—	—	(23,876)	—	—	(23,876)
Other comprehensive income	—	—	—	—	—	(552)	(552)
Balance at June 30, 2018	8,513	$8	$604,311	$(563,644)	$(3,705)	$2,656	$39,626

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
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2019 and 2018, there were no related party transactions.
The interim financial data as of June 30, 2019 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2019. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019, as amended by Amendment No. 1 to Form 10-K on Form 10-K/A, filed with the SEC on April 30, 2019 (the “Annual Report”).
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the three and six months ended June 30, 2019, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.
(d) Reverse Stock Split
At a special meeting of stockholders held on February 22, 2019, the Company’s stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio not less than 1-for-5 and not greater than 1-for-10 (inclusive), with the exact ratio to be set as a whole number within that range at the discretion of the board of directors before February 22, 2020 without further approval or authorization of our stockholders. On February 26, 2019, the Company’s board of directors approved the reverse stock split at a ratio of 1-for-10. On March 5, 2019, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, as Amended, with the Secretary of State of the State of Delaware to effect the reverse stock split. Unless stated otherwise, all share and per share amounts in this Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2019 have been retroactively adjusted to reflect the reverse stock split.

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
(b) Summary of Significant Accounting Policies
For a complete summary of the Company’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, of the Annual Report. Except as discussed below, there have been no other material changes to the Company’s significant accounting policies during the six months ended June 30, 2019.

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Production equipment, molds and office furniture	$11,469	$11,854
Computer hardware and software	8,356	8,235
Leasehold improvements	15,535	15,535
Construction in progress (software and related implementation, production equipment and leasehold improvements)	977	993
Property and equipment, at cost	36,337	36,617
Accumulated depreciation	(21,842)	(20,584)
Property and equipment, net	$14,495	$16,033
Depreciation expense for property and equipment for the three months ended June 30, 2019 and 2018 was $0.9 million and $1.0 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense for property and equipment was $1.8 million and $1.9 million, respectively.
(b) Inventories
Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$5,653	$4,636
Work-in-process	6,016	6,401
Finished goods	19,078	19,362
Total Inventories	$30,747	$30,399

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(c) Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the six months ended June 30, 2019 was as follows:

Balance at December 31, 2018	$120,848
Foreign currency translation adjustment	(11)
Balance at June 30, 2019	$120,837
Other intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks and trade names	$2,708	N/A	$2,708	$2,708	N/A	$2,708
In-process research and development	$11,200	N/A	11,200	11,200	N/A	11,200
Total indefinite-lived intangible assets	13,908		13,908	13,908		13,908
Finite-lived intangible assets:
Developed technology	67,600	(12,005)	55,595	67,600	(10,657)	56,943
Customer relationships	7,500	(2,562)	4,938	7,500	(2,188)	5,312
Total finite-lived intangible assets	75,100	(14,567)	60,533	75,100	(12,845)	62,255
Other intangible assets, net	$89,008	$(14,567)	$74,441	$89,008	$(12,845)	$76,163
Amortization expense for intangible assets for the three months ended June 30, 2019 and 2018 was $0.9 million and $1.0 million, respectively. For the six months ended June 30, 2019 and 2018, amortization expense for intangible assets was $1.7 million and $2.0 million, respectively.
Estimated amortization expense for the 5 succeeding years and thereafter is as follows:

Remainder of 2019	$1,723
2020	3,684
2021	4,283
2022	5,628
2023	7,781
2024	9,473
Thereafter	27,961
Total	$60,533

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		June 30, 2019				December 31, 2018
		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingently issuable common stock	(a)	$—	$—	$2,300	$2,300	$—	$—	$2,200	$2,200
Derivative liabilities	(b)	—	—	28,072	28,072	—	—	4,012	4,012
Total financial liabilities		$—	$—	$30,372	$30,372	$—	$—	$6,212	$6,212
(a)     Included in other liabilities in the Condensed Consolidated Balance Sheets. See Note 9 for additional details.
(b)     See Note 6 for additional details.
Changes in the fair value of the Company’s Level 3 liabilities were as follows:

	Contingently issuable common stock (a)	Derivative liabilities (b)
Balance at December 31, 2018	$2,200	$4,012
Retirement due to debt extinguishment	—	(5,907)
Additions	—	28,816
Fair value adjustment	100	1,151
Balance at June 30, 2019	$2,300	$28,072
(a)     See Note 9 for additional details.
(b)     See Note 6 for additional details.
There were no transfers of financial assets or liabilities into or out of Level 3 during the six months ended June 30, 2019.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below summarizes the carrying and fair values of the Company’s long-term debt:

	June 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Term loan facility	$124,647	$154,734	$117,880	$116,916
Convertible notes	36,096	72,434	75,917	50,489
Other debt	4,281	1,475	4,281	1,221
	$165,024	$228,643	$198,078	$168,626
The fair values of the Company’s long-term debt are determined using Level 3 inputs. The fair values of the Company’s long-term debt are determined using Level 3 inputs, with the exception of the 3.25% Senior Notes, which are determined using Level 2 inputs. See Note 6 for further details. The carrying value of the Company’s Revolving loan facility approximates fair value.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

4. Stock-Based Compensation
The table below summarizes the impact of recording stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$179	$267	$406	$503
Operating expenses:
Research and development	331	362	663	695
Clinical and regulatory affairs	187	256	373	432
Marketing and sales	685	706	1,394	1,820
General and administrative	1,141	2,674	2,048	3,836
Total operating expenses	2,344	3,998	4,478	6,783
Total	$2,523	$4,265	$4,884	$7,286
5. Net Loss Per Share
Because of the net losses in the three and six months ended June 30, 2019 and 2018, the following outstanding Company securities, using the treasury stock method, were excluded from the calculations of net loss per share because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	—	21,290	—	25,161
Restricted stock awards	3,579	12,599	3,107	12,235
Restricted stock units	64,134	57,203	32,404	46,088
Warrants	1,522,002	647,001	1,522,002	647,001
Total	1,589,715	738,093	1,557,513	730,485
For purposes of calculating the maximum dilutive impact, it is presumed that the convertible notes will be settled in common stock and all conversion features within the term loan facility will be exercised with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the convertible senior notes and term loan facility is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive.
The potential dilutive effect of these securities is shown in the table below:

	Six Months Ended June 30,
	2019	2018
Convertible notes	8,463,236	1,193,938
Conversion features under term loan facility	11,996,038	—
The effect of the contingently issuable common stock (see Note 9) is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

6. Credit Facilities
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Term loan facility	$163,860	$161,622
Revolving loan facility	—	—
Convertible notes	76,498	84,500
Other debt	4,281	4,281
Debt discounts and deferred financing costs	(79,615)	(52,325)
Long-term debt, including current portion	165,024	198,078
Less current portion	—	—
Long-term debt	$165,024	$198,078
Deerfield Facility Agreement, as Amended
On April 3, 2017 (the “Original Agreement Date”), the Company entered into a facility agreement with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million (the “Term Loan”), subject to the terms and conditions set forth in the facility agreement (the “Original Facility Agreement”). The Company drew the entire principal amount of the Term Loan on the Original Agreement Date.
On August 9, 2018 (the “Restated Agreement Date”), the Company entered into an amended and restated facility agreement (the “Restated Facility Agreement”) with Deerfield, pursuant to which Deerfield and the Company canceled and extinguished the $40.5 million principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) held by Deerfield in exchange for an additional $40.5 million of indebtedness under the Restated Facility Agreement (as a last-out waterfall tranche under the Restated Facility Agreement). The Company entered into the Restated Facility Agreement with Deerfield to, among other things, allow for the Company’s entry into the Restated Credit Agreement (as defined in the “Deerfield Revolver” section below) and the transactions contemplated therein. The Restated Facility Agreement amended and restated in its entirety the Company’s Original Facility Agreement with Deerfield.
On November 18, 2018, the Company and Deerfield amended the Restated Facility Agreement pursuant to that certain First Amendment to Amended and Restated Facility Agreement, dated November 20, 2018 (the “First Facility Amendment”), which amendment permitted the Company to incur debt pursuant to its subordinated promissory note (the “JLL Note”) with Japan Lifeline Co., Ltd. (“JLL”), subject to certain conditions.

On March 31, 2019, the Company and Deerfield entered into a Second Amendment to Amended and Restated Facility Agreement (the “Second Facility Amendment” and collectively with the Restated Facility Agreement and First Facility Amendment, the “Deerfield Facility Agreements”). On April 3, 2019, the terms of the Second Facility Amendment became effective.

The Second Facility Amendment provides for, among other things, the reduction in the Company’s global excess liquidity covenant from $22.5 million to $17.5 million and the reduction of the Company’s minimum net revenue financial covenants. In addition, the percentage of the $120.0 million of first out waterfall loans (the “First Out Waterfall Loans”) due on April 2, 2021 decreased from 33.33% to 16.67%  of the First Out Waterfall Loans outstanding on such date, while the percentage of the remainder of the First Out Waterfall Loans due on April 2, 2022 remained at 50% of the First Out Waterfall Loans outstanding on such date.

The Deerfield Facility Agreements provide for the exchange of the existing notes representing the First Out Waterfall Loans for amended notes (the “First Out Waterfall Notes”) that provide that in the event that, in any calendar month beginning April 1, 2019 and ending June 30, 2020 (the “Mandatory Conversion Period”), if (A)(i) the arithmetic mean of the volume weighted average prices of the Company’s common stock (the “VWAP”) on the five (5) consecutive trading days ending on the

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

15th calendar day (or, if not a trading day, the first trading day thereafter) (the “Mandatory Conversion Measurement Date”) and (ii) the closing price for the Company’s common stock on the Mandatory Conversion Measurement Date, both exceed $6.625 (as may be adjusted to reflect certain events) (the “Fixed Conversion Price”) and (B)(i) the VWAP on the five (5) consecutive trading days ending on (and including) the third (3rd) trading day immediately prior to the Mandatory Conversion Measurement Date (the “Initial Mandatory Conversion Measurement Date”) and (ii) the closing price for the Company’s common stock on the Initial Mandatory Conversion Measurement Date both exceed the Fixed Conversion Price, Deerfield shall be obligated to convert $1,666,666 of the principal amount of the loan into shares of common stock at the Fixed Conversion Price (each, a “Deerfield Mandatory Conversion”), up to a maximum aggregate amount of $25.0 million over the Mandatory Conversion Period.
Deerfield also has the option to convert up to an additional $50.0 million of the Company’s outstanding debt (the “Voluntary Conversion Amount”) at the greater of the Fixed Conversion Price and 85% of the arithmetic average of the VWAP of the Company’s common stock on each of the fifteen (15) consecutive trading days prior to the conversion date (the “15 Day VWAP”). The Company has the option to require conversion of the Voluntary Conversion Amount (less the amount of prior voluntary conversions) if the Company’s 15 Day VWAP is greater than 175% of the Fixed Conversion Price. The First Out Waterfall Notes also provide that in no event may Deerfield convert any note amounts, whether voluntarily or mandatorily, into shares of common stock if such conversion would result in Deerfield beneficially owning more that 4.985% of the Company’s outstanding common stock. The First Out Waterfall Notes also revises Deerfield’s existing right to convert a portion of the outstanding principal amount of the First-Out Waterfall Loan into a maximum of 1,430,001 shares of the Company’s common stock from the current conversion price of 96% of the arithmetic average of the VWAP of the Company’s common stock on each of the three (3) consecutive trading days prior to the conversion date (the “96% VWAP Price”) to the greater of (i) $6.625 (subject to certain adjustments) or (ii) the 96% VWAP Price (each of the foregoing conversions, a “Deerfield Voluntary Conversion”).
Further, the Second Facility Amendment also provided for an increase of $5.0 million, from $6.1 million to $11.1 million, in the amounts payable to Deerfield as a fee upon termination (or reduction, or required reduction of the outstanding amounts under the First Out Waterfall Notes to less than $10,000,000) of the Deerfield Facility Agreements and to reimburse Deerfield for all expenses incurred by Deerfield in connection with the negotiation and documentation of the Second Facility Amendment.

The terms of the Second Facility Amendment became effective on April 3, 2019 upon satisfaction of certain conditions precedent, including consummation of the purchase and sale of an aggregate of 7,889,552 shares of the Company’s common stock (the “Equity Shares”) to select institutional investors and certain other parties (“Investors”) at a price per share of $6.61 (the “Equity Offering Price”), for an aggregate cash purchase price of approximately $52.15 million. The Company has issued the Deerfield Warrants and the First Out Waterfall Notes contemplated by the Second Facility Amendment.
The Company evaluated the accounting for Second Facility Amendment transaction and determined it represented an extinguishment of the previously issued First Out Waterfall Loans under the Restated Facility Agreement, primarily due to the addition and significance of the conversion features as described above. During the three months ended June 30, 2019, the Company recorded a loss on debt extinguishment of $29.3 million, which includes the change in fair value of the Deerfield Warrants of $4.8 million, offset by the removal of $5.9 million of derivative liabilities associated with the debt prior to the transaction.
Any outstanding principal under the Deerfield Facility Agreements will accrue interest at a rate equal to 5.00% payable in cash and 4.75% payable in kind. The Deerfield Facility Agreements contain the same operating covenants applicable to First Credit Amendment. The Company’s prior right to satisfy interest payments on the First Out Waterfall Loans with up to 250,000 shares of its common stock was eliminated in connection with entry into the Second Facility Amendment.
The Company’s obligations under the Deerfield Facility Agreements are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Restated Credit Agreement.
During the three months ended June 30, 2019, the Company converted $1.7 million of principal, or $1.2 million carrying value, of the First Out Waterfall Notes into 251,571 shares of common stock pursuant to Deerfield Mandatory Conversions.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

As of June 30, 2019, the Company had a carrying amount of $124.6 million, inclusive of deferred financing costs of $3.2 million, related to the Term Loan. As of June 30, 2019, annual interest expense on the Term Loan will range from $5.0 million to $32.2 million from the the effectiveness of the second Facility Amendment date through maturity.
Upon a change of control of the Company, if the acquirer satisfies certain conditions set forth in the Deerfield Facility Agreements, such acquirer may assume the outstanding principal amount under the Deerfield Facility Agreements without penalty. If such acquirer does not satisfy the conditions set forth in the Deerfield Facility Agreements, Deerfield may, at its option, require the Company to repay the outstanding principal balance under the Facility Agreement plus, depending on the timing of the change of control transaction, the Company may be required to pay a make-whole premium and will be required to pay a change of control fee.
At any time on or after April 2, 2021 (the “First Amortization Date”), the Company has the right to prepay any amounts owed under the Deerfield Facility Agreements without premium or penalty, unless such prepayment occurs in connection with a change of control of the Company, in which case the Company must pay Deerfield a change of control fee unless such change of control occurs beyond a certain period after the maturity date. At any time prior to the First Amortization Date, any prepayment made by the Company will be subject to a make-whole premium and, if such prepayment occurs in connection with a change of control of the Company, a change of control fee.
Any amounts drawn under the Deerfield Facility Agreements may become immediately due and payable upon customary events of default, as defined in the Deerfield Facility Agreements, or the consummation of certain change of control transactions, as described above.
Deerfield Warrants
In connection with the execution of the Original Facility Agreement and the Restated Facility Agreement, the Company issued warrants to Deerfield (the “Original 2017 Deerfield Warrants” and the “Original 2018 Deerfield Deerfield Warrants,” respectively). In connection with entry into the Second Facility Amendment, the Company amended the Original 2017 Deerfield Warrants and the Original 2018 Deerfield Warrants in order to reduce the exercise price (as amended, the “2017 Deerfield Warrants” and the “2018 Deerfield Warrants”; collectively, the “Deerfield Warrants”) as summarized below:

	Number of shares of common stock	Previous Exercise Price	Amended Exercise price
2017 Deerfield Warrants	647,001	$92.30	$6.61
2018 Deerfield Warrants	875,001	$47.10	$6.61
All other material terms and conditions of the Deerfield Warrants remain the same.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The 2018 Deerfield Warrants expire on the 7th anniversary of the Restated Agreement Date. The holders of the 2018 Deerfield Warrants may exercise the 2018 Deerfield Warrants for cash, on a cashless basis, or by reduction of the principal owed to Deerfield pursuant to the Restated Facility Agreement.
As a result of the amendment to the Deerfield Warrants in connection with entry into the Second Facility Amendment, the change in fair value in the 2017 and 2018 Deerfield Warrants was $2.1 million and $2.7 million, respectively. The foregoing was charged to loss on debt extinguishment.

Derivative Liabilities
In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and ASC 470, “Debt”, the Company assessed whether any provisions within the Second Facility Amendment constitute embedded derivatives requiring bifurcation from the host instrument, and assessed the fair values of any such features. The Company determined that the Deerfield Mandatory Conversion and the Deerfield Voluntary Conversion effectively provided the holders with an embedded put option derivative meeting the definition of an “embedded derivative” pursuant to ASC 815. Consequently, the embedded derivative was bifurcated and accounted for separately. The Second Facility Amendment retained a provision that, upon a change of control of the Company, Deerfield may declare the outstanding principal of the loans to be immediately due and payable in full, together with any accrued and unpaid interest, a “Change of Control” fee, and a specified make-whole amount (prior to prior to the First Amortization Date). This feature remained substantively the same as outlined under the previous Restated Facility Agreement. The Company concluded that this provision meets the definition of a derivative and requires bifurcation and separate accounting pursuant to ASC 815. As of April 3, 2019, the Company measured the fair value of the above embedded derivatives at $28.7 million and recorded the amount in derivative liabilities in the Condensed Consolidated Balance Sheet.

For the three and six months ended June 30, 2019, the Company recorded income of $0.9 million and expense of $1.2 million, respectively, as a fair value adjustment of the derivative liabilities. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
On the Restated Agreement Date, the Company entered into a Credit Agreement (the “Restated Credit Agreement”) with Deerfield Revolver, pursuant to which the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base from time to time prior to April 2, 2022 (the “ABL Facility”).
On November 18, 2018, the Company and Deerfield amended the Restated Credit Agreement pursuant to that certain First Amendment to Amended and Restated Credit Agreement, dated November 20, 2018 (“First Credit Amendment”), which amendment permitted the Company to incur debt pursuant to the JLL Note, subject to certain conditions.

On March 31, 2019, the Company entered into a Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement (the “Second Credit Amendment” and collectively with the Restated Credit Agreement and First Credit Amendment, the “Deerfield Credit Agreements”). The Second Credit Amendment includes conforming revisions to reflect the changes in the Second Facility Amendment. In addition, the Second Credit Amendment extends the maturity date of the Deerfield Credit Agreements to the earlier of (i) April 2, 2023 or (ii) the date the loans pursuant to the Deerfield Facility Agreements have been repaid in full.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The borrowing base consists of eligible accounts, eligible inventory and eligible equipment. On the Restated Agreement Date, availability under the ABL Facility was $24.0 million. Any outstanding principal under the ABL Facility will accrue interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (with a 1% floor) plus 5.50% payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn (which amount in excess of the revolver usage accruing interest will not be subject to the unused line fee). The Company is subject to other fees in addition to interest on the outstanding principal amount under the ABL Facility, including a commitment fee of $0.5 million ($0.2 million payable upon closing, $0.2 million payable on the 1st anniversary of the closing and $0.1 million payable on the 2nd anniversary of the closing), a $1.0 million fee upon the expiration of the ABL Facility, and an early commitment termination or reduction fee of 2.5% in the 1st year, 1.5% in the 2nd year, 0.5% in the 3rd year and 0% thereafter. The Company recorded $0.6 million in deferred financing costs, including the commitment fee, related to the ABL Facility and presented these costs as a deferred asset, to be subsequently amortized as interest expense over the term of the ABL Facility, on the Company’s Condensed Consolidated Balance Sheets. In conjunction with entering in the Second Credit Amendment, the Company recorded as additional $0.4 million in deferred financing costs.
The Deerfield Credit Agreements has a $17.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. No event of default with respect the Company’s financial covenants had been declared as of June 30, 2019. The Deerfield Credit Agreements also contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.
The Company’s obligations under the Deerfield Credit Agreements are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Deerfield Facility Agreements (as described above).
As of June 30, 2019, the Company had no outstanding borrowings and $0.9 million in deferred financing costs relating to the ABL Facility. The remaining borrowings available was $19.4 million.
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
Upon issuance, the Company was not required to separate the conversion option from the 3.25% Senior Notes under ASC 815, “Derivatives and Hedging”. However, because the Company has the ability to settle the 3.25% Senior Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 3.25% Senior Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion option. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 3.25% Senior Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $97.8 million resulting in a $27.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 3.25% Senior Notes. Underwriting discounts and commissions and offering expenses totaled $3.7 million and were allocated between the liability and the equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2.9 million attributable to the indebtedness was recorded as deferred financing costs, to be subsequently amortized as interest expense over the term of the 3.25% Senior Notes, and $0.8 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
On August 9, 2018, the Company entered into the Restated Facility Agreement with Deerfield, pursuant to which Deerfield and the Company canceled and extinguished the $40.5 million principal amount of the 3.25% Senior Notes held by Deerfield in exchange for an additional $40.5 million of indebtedness under the Restated Facility Agreement (as a last-out waterfall tranche under the Restated Facility Agreement).

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

On March 31, 2019, the Company and two investors holding $73.4 million of the principal amount of the 3.25% Senior Notes entered into an Exchange Agreement (the “Exchange Agreement”) providing for the exchange of the holders’ 3.25% Senior Notes for new 5.00% Voluntary Convertible Senior Notes due 2024 (the “5.00% Voluntary Notes”) and new 5.00% Mandatory Convertible Senior Notes due 2024 (the “5.00% Mandatory Notes”, and together with the 5.00% Voluntary Notes, the “5.00% Notes”) which was completed on April 3, 2019.
The Company evaluated the accounting for the Exchange Agreement transaction and determined it represented an extinguishment of the previously issued 3.25% Senior Notes, primarily due to the addition and significance of the conversion features as described above. During the three months ended June 30, 2019, the Company recorded a gain on debt extinguishment of $17.5 million relating to the exchange of debt instruments. Additionally, the embedded conversion option of the 3.25% Senior Notes, which was originally recorded in additional paid-in capital, was reduced by $17.5 million.
As of June 30, 2019, the Company had outstanding borrowings of $10.4 million, and deferred financing costs of $0.1 million, related to the 3.25% Senior Notes. There were no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $0.7 million to $0.8 million through maturity.
5.00% Convertible Senior Notes due 2024
On April 3, 2019, the Company completed the transactions contemplated by the Exchange Agreement (the “Exchange”), issuing $25.0 million of principal amount of the 5.00% Mandatory Notes and $42.0 million of principal amount of the 5.00% Voluntary Notes to the holders. The exchanging holders received $900 principal amount of 5.00% Notes for every $1000 principal amount of 3.25% Senior Notes plus accrued interest.
The 5.00% Voluntary Notes and 5.00% Mandatory Notes are governed by separate Indentures (respectively, the “5.00% Voluntary Notes Indenture” and “5.00% Mandatory Notes Indenture”, and collectively, the “Indentures”), each dated April 3, 2019, by and between the Company and Wilmington Trust, National Association, as trustee. The 5.00% Notes will accrue interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019. The 5.00% Notes mature on April 3, 2024, unless earlier purchased, redeemed or converted in accordance with the terms of the Indentures. The Indentures governing the 5.00% Notes contain customary terms and covenants and events of default.
The 5.00% Voluntary Notes are convertible at the option of each holder into shares of common stock at any time on or after July 1, 2020, but prior to the close of business on the business day immediately preceding January 1, 2024, provided that, except if the Company undergoes a fundamental change (as defined in the 5.00% Voluntary Notes Indenture) and for certain other customary circumstances of conversion, each holder may not convert more than 30% the initial aggregate principal amount of his or her outstanding 5.00% Voluntary Notes per calendar quarter (a “5.00% Voluntary Conversion”). Thereafter, until the close of business on the business day immediately preceding the maturity date, the 5.00% Voluntary Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph. The initial conversion rate of the 5.00% Voluntary Notes in a 5.00% Voluntary Conversion is 0.12103 shares of the Company’s common stock per $1.00 principal amount of the 5.00% Notes, which is equivalent to an initial conversion price per share equal to $8.2624 (the “5.00% Voluntary Conversion Price”). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Except if the Company undergoes a fundamental change (as defined in the 5.00% Voluntary Notes Indenture) and for certain other customary circumstances of conversion, in no event prior to the close of business on the business day immediately preceding January 1, 2024 may the 5.00% Voluntary Notes be converted in a calendar quarter unless the closing sale price of the Company’s common stock for at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 7.271 (subject to adjustment upon the occurrence of certain specified events) (the “5.00% Voluntary Conversion Threshold”).
The 5.00% Mandatory Notes provide for the mandatory conversion (a “5.00% Mandatory Conversion”) of $1,666,666 of the aggregate principal amount each calendar month for fifteen (15) consecutive months beginning on the calendar month beginning with April 3, 2019, if and only if at the end of the prior calendar month the trailing average VWAP of the last five (5) trading days of the prior calendar month is greater than $6.61. In the event of a 5.00% Mandatory Conversion, $1,666,666 of the 5.00% Mandatory Notes would mandatorily convert at a conversion rate of 0.15129 shares of the Company’s common stock per $1.00 principal amount of the 5.00% Notes, which is equivalent to a price per share equal to $6.61. The 5.00% Mandatory Notes will be convertible at the option of each holder into shares of common stock at the 5.00% Voluntary Conversion Price at any time prior to the close of business on the business day immediately preceding January 1, 2024, provided that, except if the Company undergoes a fundamental change (as defined in the 5.00% Mandatory Notes Indenture) and for certain other

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

customary circumstances of conversion, each holder may not convert more than 30% of the initial aggregate principal amount of his or her outstanding New Mandatory Note per calendar quarter, and provided further, that (i) voluntary conversions may be effected only if the 5.00% Voluntary Conversion Threshold has been achieved and (ii) a voluntary conversion may not take place in the same calendar quarter as a 5.00% Mandatory Conversion. Thereafter, until the close of business on the business day immediately preceding the maturity date, the 5.00% Mandatory Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph.
The Indentures provide that in no event may a holder convert, whether in a Voluntarily Conversion or a 5.00% Mandatory Conversion or otherwise, into shares of common stock if such conversion would result in the holder beneficially owning more that 9.5% of the Company’s outstanding common stock.
Upon issuance, the Company was not required to separate the conversion options from the 5.00% Notes under ASC 815, “Derivatives and Hedging”. However, because the Company has the ability to settle the 5.00% Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 5.00% Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion options. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 5.00% Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $67.2 million resulting in a $41.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 5.00% Notes. Debt issuance costs totaled $1.2 million and were allocated between the liability and the equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $0.5 million attributable to the indebtedness was recorded as deferred financing costs, to be subsequently amortized as interest expense over the term of the 5.00% Notes, and $0.7 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity.
During the three months ended June 30, 2019, the Company converted $1.7 million of principal, or carrying value of $0.7 million, of the 5.00% Mandatory Notes, together with $16 thousand of accrued and unpaid interest into 254,565 shares of common stock pursuant to 5.00% Mandatory Conversions.
As of June 30, 2019, the Company had a carrying amount of $25.8 million, inclusive of deferred financing costs of $0.5 million, related to the 5.00% Notes. Annual interest expense on these 5.0% Notes will range from $4.6 million to $15.5 million through maturity.
Japan Lifeline Co., Ltd. Subordinated Promissory Note
On November 20, 2018, the Company issued the JLL Note to JLL, the Company’s Japanese distributor, pursuant to which the Company converted a $4.3 million refund payable to a note payable. The amount owing under the JLL Note accrues interest at a rate of 2.5% per annum and, subject to the terms of the subordination agreement among the Company, JLL and certain Deerfield entities entered into on November 20, 2018, would become due and payable on the earlier of: (i) December 31, 2023; or (ii) the date the JLL Note is declared due and payable by JLL upon the occurrence of certain events of default.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Principal Maturities of Long-term Debt
The aggregate principal maturities of long-term debt as of June 30, 2019 are as follows:

	Term loan facility	Convertible notes		Other debt	Total
Year ending December 31,
2019	$—	$—		$—	$—
2020	—	11,145		—	11,145
2021	20,349	—		—	20,349
2022	71,756	—		—	71,756
2023	71,755	—		4,281	76,036
2024	—	65,353	—	—	65,353
	$163,860	$76,498		$4,281	$244,639
7. Revenue Disaggregation
The Company disaggregated revenue in accordance with the new revenue standard to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. These economic factors are primarily attributable to different geographic regions and the timing of transfer of control of products to customers. Accordingly, sales in which control of the product has passed to the customer at the time of procedure or implant into a patient or at the time of shipment have been bifurcated as “Implant-based” and “Shipment-based” revenue, respectively. The tables below includes a reconciliation of disaggregated revenue with the Company’s reportable segment:

	Three Months Ended June 30,
	2019			2018
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$23,507	$506	$24,013	$28,416	$1,570	$29,986
International	$3,237	$8,988	$12,225	$5,850	$8,904	$14,754
Total Revenue	$26,744	$9,494	$36,238	$34,266	$10,474	$44,740

	Six Months Ended June 30,
	2019			2018
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$45,969	$829	$46,798	$57,286	$2,075	$59,361
International	7,044	18,002	25,046	11,392	16,271	27,663
Total Revenue	$53,013	$18,831	$71,844	$68,678	$18,346	$87,024
8. Commitments and Contingencies
(a) Leases
The Company determines whether an arrangement is a lease at inception. The Company leases facilities located in Irvine, California and Santa Rosa, California and an office located in Rosmalen, the Netherlands. These facility lease agreements require the Company to pay variable operating costs, including property taxes, insurance and maintenance based on costs incurred or actual usage. The Company’s facility leases do not contain any residual value guarantees. In addition, the Company has certain equipment and automobiles under long-term agreements that were not material for the three and six months ended June 30, 2019.
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
For the three months ended June 30, 2019, components of facility lease costs consist of $0.9 million in operating lease expense and $0.3 million in variable lease costs. For the six months ended June 30, 2019, components of facility lease costs consist of $1.7 million in operating lease expense and $0.5 million in variable lease costs.

Maturities of facility lease liabilities by fiscal year for our operating leases are as follows as of June 30, 2019:

Remainder of 2019	$1,714
2020	3,524
2021	3,692
2022	3,800
2023	2,889
2024	2,794
2025 and thereafter	12,338
Total lease payments	$30,751
Less: Imputed Interest	(17,261)
Present value of operating lease liabilities	$13,490
As of June 30, 2019, the current portion of the Company’s operating lease liabilities was $1.7 million and is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
As of June 30, 2019, the weighted-average remaining lease term was 8.2 years and weighted-average discount rate was 22.1%.
Disclosures related to periods prior to adopting the new lease guidance
Future minimum payments by year under non-cancelable leases with initial terms in excess of 1 year were as follows as of December 31, 2018:

2019	$3,807
2020	$3,791
2021	$3,819
2022	$3,871
2023	$2,889
2024	$2,794
2025 and thereafter	$12,338
Total lease payments	$33,309
Facilities rent expense in the years ended December 31, 2018, 2017 and 2016 was $3.4 million, $3.4 million and $3.3 million, respectively.
(b) Employment Agreements and Retention Plan
The Company has employment agreements with certain of its executive officers under which payment and benefits would become payable in the event of termination by the Company for any reason other than cause, death or disability or termination by the employee for good reason (collectively, an “Involuntary Termination”) prior to, upon or following a change in control of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

the Company. The severance payment will generally be in a range of 6 to 18 months of the employee’s then current salary for an Involuntary Termination prior to a change in control of the Company, and will generally be in a range of 18 to 24 months of the employee’s then current salary for an Involuntary Termination upon or following a change in control of the Company.
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
In June 2019, the Company announced that the CE Mark for the Nellix EVAS System had been been reinstated by its Notified Body. The reinstatement followed an assessment of clinical evidence.

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
The fair value of the contingently issuable common stock will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the “Earn-Out Period,” as defined within the Nellix Merger Agreement. Adjustments to the fair value of the contingently issuable common stock are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. See the “Fair Value Measurements” section of Note 3 for further details. As of June 30, 2019, the fair value of the contingently issuable common stock was presented in non-current liabilities.
At June 30, 2019 the Company’s stock price closed at $7.24 per share. Thus, had the PMA Milestone been achieved on June 30, 2019 the contingently issuable common stock would have comprised approximately 333,149 shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $45.00 per share), representing a value of $2.3 million.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

10. Income Taxes
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a benefit for income taxes of $(3.3) million and provision for income taxes of $26 thousand for the three months ended June 30, 2019 and 2018, respectively. The Company recorded a benefit for income taxes of $(3.2) million and provision for income taxes of $111 thousand for the six months ended June 30, 2019 and 2018, respectively. The Company’s ETR was 10.7% and (0.1)% for the three months ended June 30, 2019, and 2018, respectively. The Company’s ETR was 6.14% and (0.25)% for the six months ended June 30, 2019, and 2018, respectively. The Company’s ETR for the three and six months ended June 30, 2019 differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses (including the Nellix contingently issuable common stock), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets. In addition, the ETR for the six months ended June 30, 2019 was impacted by the application of the exception to the tax intraperiod allocation rules as discussed below.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintained a valuation allowance of $135.2 million against a substantial portion of its deferred tax assets as of June 30, 2019. If and when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.
The exchange of 3.25% convertible notes for new 5.00% convertible notes during the three months ended June 30, 2019 resulted in an increase to the temporary difference between the carrying amount and tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $5.7 million deferred tax liability, which was recorded as an offset to additional paid-in-capital. In accordance with ASC 740-20, Intraperiod Tax Allocation, the increase in the deferred tax liability provided an additional source of income to realize the benefit from the current year loss from continuing operations, which resulted in the recognition of a $3.4 million income tax benefit during the three and six months ended June 30, 2019, respectively. This income tax benefit is calculated based on the ratio of the Company’s year to date pre-tax losses compared to the forecasted annual pre-tax book losses for federal and state jurisdictions. The Company expects to recognize an additional $2.3 million of tax benefit during the six months ended December 31, 2019 to offset the $5.7 million tax expense recorded in additional paid-in capital during the second quarter.
11. Restructuring Charges
In the six months ended June 30, 2019 and 2018, the Company recorded $0.4 million and $0.2 million, respectively, in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular Technologies, Inc. The targeted reductions and other restructuring activities were initiated to provide efficiencies and re-align resources as well as to allow for continued investment in strategic areas and drive growth.
In June 2019, the Company continued its restructuring activities including: restructuring certain aspects of its business and operations to re-prioritize its sales and marketing efforts; rationalizing its international presence and related expenses; streamlining its workforce and taking other measures to increase efficiencies; decreasing its cash consumption and decreasing its cost to serve; and refocusing its business on strong execution of its core strategies. The Company determined to streamline and restructure certain of its operations and implement certain management changes. These plans have resulted in significant changes in the composition of the senior management team.
As of June 30, 2019, the Company estimates that it will incur a total of $16.3 million in restructuring charges upon the completion of the plan, of which $16.3 million has already been incurred since the first quarter of 2016.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the six months ended June 30, 2019:

One-time termination benefits
Accrual balance as of December 31, 2018	$562
Restructuring charges	419
Utilization	(591)
Accrual balance as of June 30, 2019	$390
The accrual balance as of June 30, 2019 is classified within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

12. Equity Financing
On March 31, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Investors, whereby the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase the Equity Shares at the Equity Offering Price for an aggregate cash purchase price of $52.15 million. For any Investor whose purchase of the Equity Shares resulted in such Investor beneficially owning in excess of 19.99% of the shares (the excess shares, the “Blocked Shares”) of common stock outstanding immediately after giving effect to the issuance, in lieu of issuing the Blocked Shares which such Investor would have received, the Company issued to such Investor pre-paid warrants to purchase 1,467,494 shares of common stock equal to the number of Blocked Shares that would have been received (the “Pre-Paid Warrants”) for the Equity Offering Price per share. Each Pre-Paid Warrant will be exercisable upon issuance, provided that such exercise does not result in the issuance of Blocked Shares, and will expire ten years from the date of issuance. The Pre-Paid Warrants were included in shares used to compute basic and diluted loss per shares during the three and six months ended June 30, 2019.
On April 3, 2019, the Company closed the transactions contemplated by the Purchase Agreement. The Company recorded proceeds of $52.00 million, net of offering costs of $0.2 million as additional paid-in capital.

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019, as amended by Amendment No. 1 to Form 10-K on Form 10-K/A, filed with the SEC on April 30, 2019 (the “Annual Report”), and in this Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2019, including but not limited to those factors discussed in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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
See Item 1 of the Annual Report, entitled “Business,” for a discussion of:

•	Market Overview and Opportunity

•	Our Products

•	Product Developments and Clinical Trials

•	Manufacturing and Supply

•	Marketing and Sales

•	Competition
When used in this Quarterly Report on Form 10-Q, “we,” “our,” “us” or “Endologix,” refer to Endologix, Inc. and our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. Endologix®, AFX®, Duraply®, VELA®, IntuiTrak®, ActiveSeal®, Nellix®, Ovation®, Ovation Prime®, Ovation Alto®, and CustomSeal® are registered trademarks of Endologix, Inc. or its subsidiaries.
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

•
EVAS2 IDE. In May 2017, we announced the decision to seek FDA approval of the Nellix EVAS System by conducting a confirmatory clinical study with the refined IFU and the Company’s next generation Nellix device design (the “Nellix Gen2 EVAS System”). The Nellix Gen2 EVAS System incorporates design improvements to enhance ease of use and offers physicians more sizes to treat more patients with AAA. In October 2017, we announced our receipt of IDE approval from the FDA to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Nellix Gen2 EVAS System for the endovascular treatment of infrarenal AAA. The EVAS2 IDE Multicenter Safety and Effectiveness Confirmatory Study (“EVAS2”) will prospectively evaluate the refined IFU and the Nellix Gen2 EVAS System. The study is approved to enroll up to 105 primary patients, with one-year follow-up data required for the pre-market approval (“PMA”) application. We commenced EVAS2 patient enrollment in March 2018.

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
In June 2019, we announced that the CE Mark for the Nellix EVAS System had been been reinstated by GMED, the EU Notified Body for the Nellix System. The reinstatement followed an assessment of clinical evidence.
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
Positive results from LEOPARD were presented at the VEITH Symposium in November 2018. Based on those who completed follow-up, the one-year freedom from Aneurysm Related Complications shows that overall the AFX System has a similar performance to other devices. Analysis of individual clinical outcomes suggests that different EVAR approaches may have advantages in different patient populations. The AFX System remains the only device that preserves the patient’s aortic bifurcation. Based upon the anticipated number of additional patients required to prove superiority, we stopped further randomization in the LEOPARD study and plan to continue to follow the 455 enrolled patients for the planned 5 years.
In December 2015, we announced that the AFX System for the treatment of AAA received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”).
In February 2016, we announced the completion of the first United States commercial implant of AFX2, which reduces procedure steps for the delivery and deployment of the bifurcated endograft. AFX2 also facilitates peripheral EVAR, (“PEVAR”), by providing the lowest profile contralateral access through a 7F introducer. These improvements bring together our ActiveSeal® technology, DuraPly® PTFE graft material and VELA, into an integrated new EVAR system.
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
In May 2011, we initiated a three-year European Post-Market Registry to enroll 500 patients across 30 European centers. Enrollment ended in December 2013. In January 2017, we announced positive 3-year results from the Ovation EU Post Market Registry. The data was presented at the 2017 Leipzig Interventional Course meeting and showed that the Ovation System has the broadest range of patient applicability on IFU of all commercially available infrarenal endovascular AAA devices. The resulting outcomes included:

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
In April 2018, at Charing Cross Annual Symposium, the first results from ENCORE, a pooled, global analysis of 6 prospective clinical trials and registries studying polymer EVAR using Ovation System were presented. ENCORE is a pooled retrospective analysis of the 6 prospective clinical trials and registries and encompasses 1,296 patients, 160 centers and 339 investigators in the United States, Europe and Latin America. Median patient follow-up across all ENCORE trials and registries was 1,034 days (range 30 days to 5 years) at the time of analysis. At 5 years, the ENCORE analysis included the following results for the Ovation System based on the available data:

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

Results of Operations
Operations Overview - Three and Six Months Ended June 30, 2019 versus 2018
The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue	$36,238	100.0%	$44,740	100.0%	$71,844	100.0%	$87,024	100.0%
Cost of goods sold	13,254	36.6%	15,136	33.8%	25,661	35.7%	29,094	33.4%
Gross profit	22,984	63.4%	29,604	66.2%	46,183	64.3%	57,930	66.6%
Operating expenses:
Research and development	4,355	12.0%	6,244	14.0%	9,142	12.7%	11,743	13.5%
Clinical and regulatory affairs	3,647	10.1%	3,728	8.3%	7,432	10.3%	7,299	8.4%
Marketing and sales	15,920	43.9%	21,116	47.2%	32,706	45.5%	42,841	49.2%
General and administrative	8,929	24.6%	14,022	31.3%	18,345	25.5%	24,391	28.0%
Restructuring costs	—	—%	—	—%	419	0.6%	233	0.3%
Total operating expenses	32,851	90.7%	45,110	100.8%	68,044	94.7%	86,507	99.4%
Loss from operations	(9,867)	(27.2)%	(15,506)	(34.7)%	(21,861)	(30.4)%	(28,577)	(32.8)%
Total other expense, net	(20,520)	(56.6)%	(8,344)	(18.6)%	(30,515)	(42.5)%	(14,955)	(17.2)%
Net loss before income taxes	(30,387)	(83.9)%	(23,850)	(53.3)%	(52,376)	(72.9)%	(43,532)	(50.0)%
Income tax benefit (expense)	3,253	9.0%	(26)	(0.1)%	3,214	4.5%	(111)	(0.1)%
Net loss	$(27,134)	(74.9)%	$(23,876)	(53.4)%	$(49,162)	(68.4)%	$(43,643)	(50.2)%
Comparison of the Three Months Ended June 30, 2019 versus 2018         `
Revenue

	Three Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Revenue	$36,238	$44,740	$(8,502)	(19.0)%
United States Sales. Net sales totaled $24.0 million in the three months ended June 30, 2019, a 19.9% decrease from 30.0 million in net sales in the three months ended June 30, 2018, driven by previous restructuring of the U.S. Sales team.
International Sales. Net sales of products in our international regions totaled $12.2 million in the three months ended June 30, 2019, a 17.1% decrease from $14.8 million in net sales of products in our international regions in the three months ended June 30, 2018. The decrease was primarily driven by restructuring of the European Sales team.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Cost of goods sold	$13,254	$15,136	$(1,882)	(12.4)%
Gross profit	22,984	29,604	(6,620)	(22.4)%
Gross margin percentage (gross profit as a percent of revenue)	63.4%	66.2%
Gross margin percentage for the three months ended June 30, 2019 decreased to 63.4% from 66.2% for the three months ended June 30, 2018. The decrease in gross profit margin was attributable to lower revenue and unfavorable geographic mix in the three months ended June 30, 2019 compared to prior year period.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Research and development	$4,355	$6,244	$(1,889)	(30.3)%
Clinical and regulatory affairs	3,647	3,728	(81)	(2.2)%
Marketing and sales	15,920	21,116	(5,196)	(24.6)%
General and administrative	8,929	14,022	(5,093)	(36.3)%
Research and Development. The $1.9 million decrease in research and development expenses for the three months ended June 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring and timing of project spending.
Clinical and Regulatory Affairs. The clinical and regulatory affairs expenses for the three months ended June 30, 2019, as compared to the prior year period, did not materially change.
Marketing and Sales. The $5.2 million decrease in marketing and sales expenses for the three months ended June 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring in both the U.S. and Europe.
General and Administrative. The $5.1 million decrease in general and administrative expenses for the three months ended June 30, 2019, as compared to the prior year period was primarily attributable to lower litigation expenses and costs related to the transition of our Chief Executive Officer that occurred in 2018.
Other Expense, Net

	Three Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Other expense, net	$(20,520)	$(8,344)	$(12,176)	>100%
Other expense, net of $20.5 million for the three months ended June 30, 2019 consists primarily of loss on debt extinguishment of $11.8 million, interest expense of $8.9 million, FX loss of $0.5 million,unfavorable fair value of contingent consideration related to the Nellix acquisition of $0.3 million, which was partially offset by favorable change in fair value of derivative liabilities of $0.9 million. Other expense of $8.3 million for the three months ended June 30, 2018 consists primarily of interest expense of $5.9 million, and unfavorable change in fair value of contingent consideration related to the Nellix acquisition of $1.8 million.
Income Tax Benefit (Expense)

	Three Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$3,253	$(26)	$3,279	<100%
Our income tax expense was $3.3 million and our effective tax rate was 10.7% for the three months ended June 30, 2019 due to our tax positions in various jurisdictions. During the three months ended June 30, 2019 and 2018, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe). The increase in our income tax benefit of $3.3 million was due to our recognition of a $3.4 million income tax benefit as a result of our exchange of the 3.25% convertible notes for new 5.00% convertible notes. The transaction resulted in an increase to the temporary difference between the carrying amount and the tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $5.7 million deferred tax liability, which was recorded as an offset to additional paid-in-capital. The $3.4 million income tax benefit is calculated based on the ratio of the

Company’s year to date pre-tax losses compared to the forecasted annual pre-tax book losses for federal and state jurisdictions. The Company expects to recognize an additional $2.3 million of tax benefit during the six months ended December 31, 2019 to offset the $5.7 million tax expense recorded in additional paid-in capital during the second quarter.
Comparison of the Six Months Ended June 30, 2019 versus 2018         `
Revenue

	Six Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Revenue	$71,844	$87,024	$(15,180)	(17.4)%
United States Sales. Net sales totaled $46.8 million in the six months ended June 30, 2019, a 21.2% decrease from $59.4 million in net sales in the six months ended June 30, 2018, driven by restructuring of the U.S. Sales team and the continued impact of field Safety Notices on AFX and Ovation system.
International Sales. Net sales of products in our international regions totaled $25.0 million in the six months ended June 30, 2019, a 9.5% decrease from $27.7 million in net sales of products in our international regions in the six months ended June 30, 2018. The decrease was primarily driven by restructuring of the European Sales team.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Cost of goods sold	$25,661	$29,094	$(3,433)	(11.8)%
Gross profit	46,183	57,930	(11,747)	(20.3)%
Gross margin percentage (gross profit as a percent of revenue)	64.3%	66.6%
Gross margin percentage for the six months ended June 30, 2019 decreased to 64.3% from 66.6% for the six months ended June 30, 2018. The decrease in gross profit margin was attributable to lower revenue and unfavorable geographic mix in the six months ended June 30, 2019 compared to prior year period.
Operating Expenses

	Six Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Research and development	$9,142	$11,743	$(2,601)	(22.1)%
Clinical and regulatory affairs	7,432	7,299	133	1.8%
Marketing and sales	32,706	42,841	(10,135)	(23.7)%
General and administrative	18,345	24,391	(6,046)	(24.8)%
Restructuring costs	419	233	186	79.8%
Research and Development. The $2.6 million decrease in research and development expenses for the six months ended June 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring and timing of project spending.
Clinical and Regulatory Affairs. The clinical and regulatory affairs expenses for the six months ended June 30, 2019, as compared to the prior year period, did not materially change.

Marketing and Sales. The $10.1 million decrease in marketing and sales expenses for the six months ended June 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring in both the U.S. and Europe.
General and Administrative. The $6.0 million decrease in general and administrative expenses for the six months ended June 30, 2019, as compared to the prior year period was primarily attributable to lower litigation expenses and costs related to the transition of our Chief Executive Officer that occurred in 2018.
Restructuring Costs. The $0.2 million increase in restructuring costs for the six months ended June 30, 2019, as compared to the prior year period, was attributable to the continuation of our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth.
Other Expense, Net

	Six Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Other expense, net	$(30,515)	$(14,955)	$(15,560)	>100%
Other expense, net of $30.5 million for the six months ended June 30, 2019 consists primarily of interest expense of $17.3 million, loss on extinguishment of debt of $11.8 million, unfavorable change in fair value of derivative liabilities of $1.2 million, unfavorable fair value of contingent consideration related to the Nellix acquisition of $0.1 million and FX loss of $0.1 million. Other expense of $15.0 million for the six months ended June 30, 2018 consists primarily of interest expense of $11.7 million, $2.3 million related to debt extinguishment and unfavorable change in fair value of contingent consideration related to the Nellix acquisition of $0.7 million.
Income Tax Benefit (Expense)

	Six Months Ended June 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$3,214	$(111)	$3,325	<100%
Our income tax benefit was $3.2 million and our effective tax rate was 6.1% for the six months ended June 30, 2019 due to our tax positions in various jurisdictions. During the six months ended June 30, 2019 and 2018, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe). The increase in our income tax benefit of $3.3 million was due to our recognition of a $3.4 million income tax benefit as a result of our exchange of the 3.25% convertible notes for new 5.00% convertible notes. The transaction resulted in an increase to the temporary difference between the carrying amount and the tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $5.7 million deferred tax liability, which was recorded as an offset to additional paid-in-capital. The $3.4 million income tax benefit is calculated based on the ratio of the Company’s year to date pre-tax losses compared to the forecasted annual pre-tax book losses for federal and state jurisdictions. The Company expects to recognize an additional $2.3 million of tax benefit during the six months ended December 31, 2019 to offset the $5.7 million tax expense recorded in additional paid-in capital during the second quarter.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2019, December 31, 2018 and June 30, 2018:

	June 30, 2019	December 31, 2018	June 30, 2018
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$52,143	$24,731	$37,639
Accounts receivable, net	$21,926	$20,651	$32,431
Total current assets	$107,418	$78,931	$115,933
Total current liabilities	$42,531	$38,927	$60,876
Working capital surplus	$64,887	$40,004	$55,057
Current ratio	2.5	2.0	1.9
Days sales outstanding (“DSO”)	55	55	66
Inventory turnover	1.7	1.7	1.4
Operating Activities
In the six months ended June 30, 2019, cash used in operating activities was $20.5 million. This was primarily the result of a net loss of $49.2 million, non-cash operating expenses of $29.9 million, and changes in operating assets and liabilities of $1.2 million. In the six months ended June 30, 2018, our operating activities used $22.6 million in cash. This was primarily the result of a net loss of $43.6 million, non-cash operating expenses of $19.9 million, and changes in operating assets and liabilities of $1.1 million.
During the six months ended June 30, 2019 and 2018, our cash collections from customers totaled $70.8 million and $88.0 million, respectively, representing 98.6% and 101.1% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2019 was $0.2 million, as compared to cash used in investing activities of $0.4 million in the prior year period. For the six months ended June 30, 2019, cash used in investing activities consisted of $0.2 million used for machinery and equipment purchases. For the six months ended June 30, 2018, cash used in investing activities consisted of $0.4 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $48.1 million for the six months ended June 30, 2019, as compared to cash provided by financing activities of $0.3 million in the prior year period. For the six months ended June 30, 2019, cash provided by financing activities consisted of proceeds from convertible debt of $52.0 million, proceeds of $0.2 million from the sales of common stock under our employee stock purchase plan; which was offset by $4.0 million used in deferred financing costs. For the six months ended June 30, 2018, cash provided by financing activities consisted of proceeds of $1.9 million from the exercise of stock options and proceeds from sales of common stock under our employee stock purchase plan, which was offset by $1.3 million paid for extinguishment of debt, and $0.3 million paid for purchase of treasury shares.
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
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the United States. As of June 30, 2019, these subsidiaries held an aggregate of $4.6 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding countries in which our subsidiaries operate. Management has no present or planned intention to repatriate foreign earnings into the United States and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of 1 year were as follows as of June 30, 2019 (in thousands):

		Payments due by period
	Total	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$285,368	$200	$11,245	$22,399	$82,857	$103,314	$65,353	$—
Interest on debt obligations	47,188	6,005	12,427	11,892	9,608	5,595	1,661	—
Operating lease obligations	31,444	1,888	3,798	3,839	3,898	2,889	2,794	12,338
Total	$364,000	$8,093	$27,470	$38,130	$96,363	$111,798	$69,808	$12,338
Long-term debt obligations includes interest payable in kind on our term loan facility and a $11.1 million exit fee under our credit facility agreement with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8 of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements
Other than the operating leases described above, we do not have any off-balance sheet arrangements as of June 30, 2019.
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
See Part II, Item 7 of the Annual Report for a discussion of our critical accounting policies and estimates. There have been no other material changes in our critical accounting policies and estimates from those disclosed in the Annual Report.

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
Interest rate risk. We are exposed to market risk for changes in interest rates applicable to our credit facility agreement with Deerfield. Any outstanding principal under the credit facility will accrue interest at a rate equal to the London Interbank Offered Rate (with a 1% floor) plus 5.50%, payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn. As of June 30, 2019, we had no amounts outstanding under our credit facility.
The remainder of our debt, which is comprised of a term loan facility, convertible senior notes and other note payable, bear fixed interest, and therefore, would not be subject to interest rate risk. For a complete summary of our debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Foreign currency transaction risk. While a majority of our business is denominated in the United States dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than our or our respective subsidiaries’ functional currency and must be remeasured at each balance sheet date or upon settlement. Realized and unrealized foreign exchange gains and losses resulted in approximately $0.5 million and $0.1 million of losses during the three and six months ended June 30, 2019, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

Item 4.	CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS
Refer to Note 8(c) of the Notes to the Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
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
We have focused heavily on the development and commercialization of a limited number of products for the treatment of AAA. If we are unable to continue to achieve and maintain market acceptance of these products and do not achieve sustained positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines. In addition, if we are unable to market our products as a result of a manufacturing or quality problem or failure to maintain regulatory approvals, we would lose our only source of revenue and our business would be negatively affected. For example, in collaboration with certain EU regulatory authorities and GMED, the EU Notified Body for our Nellix EVAS System, we recently decided that, until determined otherwise, the Nellix EVAS System will only be available in the EU at approved centers in a clinical investigation setting with all cases pre-screened by a physician panel to ensure adherence to protocol and use in accordance with current product indications.
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
Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors and our ability to sustain our business operations on a long-term basis. While we recently consummated an equity financing and restructuring of our unsecured convertible indebtedness and secured term loan indebtedness in April 2019, which improved our balance sheet and near-term liquidity, negative perceptions of our stability may continue to affect our business. In addition, we will need to raise substantial additional capital in the future. If we are unable to access substantial additional capital or restructure our indebtedness in the future as needed and in a timely manner and upon terms reasonably favorable to us, negative perceptions as to our financial stability and prospects may become more pronounced. Further, our technical, human and other resources and capabilities, as well as our revenues and market share, are considerably smaller than those of our principal competitors. Negative perceptions of our overall financial stability, and resources and market share limitations, may cause our customers, suppliers and strategic partners, as well as independent distributors and third party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, our recent and projected cash positions, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our financing and restructuring transactions, our current level of indebtedness and debt service costs, the competitive environment in our industry, and uncertainties regarding the regulatory environment for our products. Any such concerns, whether actual or perceived, could cause customers to delay the purchase of our products or purchase our competitors’ products.
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
Under Mr. Onopchenko’s leadership, we streamlined and restructured certain of our operations and implemented certain management changes. These plans resulted in significant changes in the composition of the senior management team. Our Vice Presidents of Regulatory, Clinical, Quality, Manufacturing, Research and Development, and U.S. Sales (as of the beginning of 2018) separated from us during 2018. In addition, our previous Chief Human Resources Officer retired in February 2019 and our Vice President of International Sales departed the Company in late March 2019. The loss of these members of senior management, and any future attrition resulting from or arising during planned restructuring efforts (whether such attrition is expected or unexpected), could significantly impact our ability to operate and manage our business and could negatively impact our financial results. Further, pursuant to our restructuring plan, we have materially augmented our leadership team, including through the additions of a Chief Quality Officer, Chief Operations Officer and Vice President of Global Clinical and Regulatory Affairs during 2018, as well as a Chief Human Resources Officer and Chief Commercial Officer in the first quarter of 2019, and also promoted certain existing employees to Vice President to lead certain functional departments. We anticipate that we may further augment our leadership team as we deem necessary or advisable. There is no assurance that the new members of our executive team (i) will be successful in implementing our restructuring efforts and executing our long-term strategies, or (ii) will remain with us over the longer-term.

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
We are highly dependent upon the members of our management team, as well as high-performing sales representatives and other key employees. Many of these individuals have been employed by us for many years, have played integral roles in the growth of our business, and will continue to provide value to us. In our industry, it is common to attract and retain executive talent and other employees with compensation packages that include a significant equity component. At this time, the vast majority of our outstanding equity awards, which are generally issued in the form of stock options, are significantly out-of-the-money, are unlikely to be exercised in the future, and as a result, provide little value to employees holding such awards. Further, for certain reasons, including the material decrease in the trading price of our common stock over the past couple of years, we have experienced significant shortages in the total number of shares of our common stock available for issuance under our Amended and Restated 2015 Stock Incentive Plan, as amended (the “2015 Plan”). We have been required to ask our stockholders to approve significant increases in the number of shares reserved for issuance under the 2015 Plan, but we do not believe that these increases will be sufficient to address the Company’s future equity compensation objectives. If our stockholders do not approve any future proposal by us to increase the share reserve under the 2015 Plan (or any successor or similar plan) as we deem necessary, we may be materially limited in our ability to offer equity incentives to our existing employees, which could meaningfully affect our ability to retain our key employees and to execute on our business strategies. Even if we do issue significant additional equity incentives, whether or not these incentives are subject to certain conditions precedent including the availability of sufficient shares for issuance under our 2015 Plan (or any successor or similar plan), there can be no assurance that we will be able to attract and retain key executive talent. A loss of any of our key personnel may have a material adverse effect on our ability to execute our business strategy.

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
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased our securities between August 2, 2016 and November 16, 2016, filed lawsuits against us and certain of our officers in the United States District Court for the Central District of California (the “District Court”). The lawsuits allege that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for our Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased our securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted our motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint, and on March 12, 2018, we filed our Motion to Dismiss this Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice. On October 5, 2018, lead plaintiff filed a notice of appeal, and on March 15, 2019, lead plaintiff filed its opening brief with the appellate court. In April 2019, we filed our response brief to plaintiff’s appeal. We anticipate that the Appellate Court’s hearing on this matter will occur in the fourth quarter of 2019 or early 2020.
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
The protection of our confidential or sensitive information, as well as information relating to our employees, customers and suppliers, is vitally important to us as the loss, theft or misuse of such information could lead to significant reputational or competitive harm, cause our suppliers to reconsider their relationships with us, result in litigation, expose us to regulatory proceedings, and subject us to significant liabilities, fines and penalties.  For example, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, including newer regulations such as the Action on the Protection of Personal Information in Japan and the General Data Protection Regulation (known as GDPR) in the EU. As a result, we believe our future success and growth depends, in part, on the ability of our business processes and systems to prevent the theft, loss or misuse of this confidential or sensitive information, and to respond quickly and effectively if security incidents do occur.
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
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our amended and restated facility agreement and credit agreement (“Restated Credit Agreement”), dated August 9, 2018, with Deerfield, each as amended to date; collectively the “Deerfield Agreements”), in respect of our $160.5 million term loan facility and $50.0 million revolving loan facility, respectively, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business. Any deterioration in our revenue, key financial ratios, or non-compliance with certain financial, reporting, regulatory, operational or other covenants or terms in existing or future loan or credit agreements, including the Deerfield Agreements, may result in an event of default under such agreements, which also could adversely affect our business and financial condition.

The occurrence of an event of default under our Deerfield Agreements could result in an increase to the applicable interest rate, an acceleration of all obligations, an inability to access the revolving loan facility under the Restated Credit Agreement, a requirement to repay all obligations in full and a right by Deerfield to exercise all remedies available to them. If we are unable to pay those amounts, Deerfield could proceed against the collateral granted to it pursuant to the Deerfield Agreements and we may in turn lose access to any sources of borrowing availability we may have. Any declaration of an event of default by Deerfield could also trigger an event of default under our outstanding convertible senior notes requiring the repayment of principal and interest outstanding under such notes. Further, if we are unable to repay our indebtedness and Deerfield institutes foreclosure proceedings against our assets, we could be forced into bankruptcy or liquidation and equity holders may lose the entire value of their investment. In any such bankruptcy or liquidation scenario, the value that we receive for our assets could be significantly lower than the values reflected in our financial statements.
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

In April 2019, we consummated a restructuring of our indebtedness. Pursuant to an exchange agreement with two existing investors, we exchanged approximately $73.355 million of the $84.5 million principal amount of our outstanding 3.25% Convertible Senior Notes due 2020 for $25.0 million of principal amount of new 5.00% Voluntary Convertible Senior Notes due 2024 (the “New Voluntary Notes”) and approximately $42.02 million of principal amount of the new 5.00% Mandatory Convertible Senior Notes due 2024 (the “New Mandatory Notes”, and together with the New Voluntary Notes, the “New Notes”). The New Notes are convertible into common stock of the Company, on either a mandatory or voluntary basis, subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with aggregate ownership limitations). Simultaneously with the consummation of the Exchange, the Deerfield Agreements were amended to provide for, among other things, (i) the reduction of our global excess liquidity covenant from $22.5 million to $17.5 million and the reduction of the minimum net revenue financial covenants; and (ii) reduction of our first term loan repayment amount to Deerfield, due April 2021, from $40 million to $20 million (and accompanying $10 million increase in each of our respective term loan repayments to Deerfield due in April 2022 and April 2023). Further, the Deerfield Agreement amendments provided for certain conversion rights and obligations pursuant to which up to an additional $75.0 million of the aggregate $160.5 million outstanding principal amount of the Deerfield term loan could potentially convert into common stock of the Company (in addition to the preexisting right of Deerfield to obtain up to 1.43 million shares of common stock upon the conversion of a portion of the outstanding indebtedness under the term loan), subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with certain ownership limitations). To the extent that the mandatory or voluntary conversions of the New Notes do not occur in full and Deerfield’s indebtedness is not converted into shares of our common stock either voluntarily or mandatorily, to the greatest extent allowable under our existing agreements, we may be required to pay these debt obligations in cash as they become due, unless we can refinance or exchange such notes on terms acceptable to the holders thereof. Further, approximately $11 million of the 3.25% Convertible Senior Notes remain outstanding after the Exchange and will be subject to repayment upon maturity in November 2020 unless earlier exchanged or refinanced. We may not have sufficient cash to satisfy our repayment obligations as they become due, which could result in a default on our debt obligations.
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
Further, regulations may change, and any additional regulation could limit, delay or restrict our ability to market our products, which could harm our business. We could also be subject to new international, federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. For example, in the EU, the new Medical Device Regulation was finalized in 2017 (“MDR 2017”) and will become effective in May 2020. MDR 2017 will change several aspects of the existing regulatory framework, such as clinical data requirements, and introduce new ones, such as Unique Device Identification. We, and the notified bodies who will oversee compliance with MDR 2017, face uncertainties as MDR 2017 is rolled out and enforced, which, in addition to the increased costs of compliance, creates risks in several areas including the CE marking process and data transparency. If and as regulations are changed or new regulations are added, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.
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
Further, pursuant to the equity financing and debt restructuring transactions we consummated in April 2019:

•
Up to the entire $25 million of New Mandatory Notes and $42.02 million of New Voluntary Notes are potentially convertible into our common stock upon satisfaction of certain conditions, including commencement of the applicable conversion period, achievement of minimum stock price thresholds, and compliance with ownership “blockers” (which are maximum ownership amounts that certain investors can hold at any one time expressed as a percentage of the Company’s total outstanding shares of common stock).

•
Up to approximately $75.0 million of the $160.5 million of indebtedness to Deerfield under the Deerfield Agreements are potentially convertible into shares of the Company’s common stock, either at Deerfield’s election, or on a mandatory basis (subject to satisfaction of certain conditions precedent and compliance with ownership blockers).

As the “mandatory” and “voluntary” conversion events referenced above are subject to a number of conditions precedent, the actual dilution that could occur as a result of the remainder of these conversion features, though potentially material, is not susceptible of determination at this time.
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

•
our actual or perceived need for additional capital to fund our operations and future debt repayment obligations, and perceptions about the potential dilutive impact of common stock issued pursuant to conversion of portions of our senior convertible notes and Deerfield term loan, and future financing or restructuring transactions;

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
The average daily trading volume in our common stock for the twelve months ended June 30, 2019 was approximately 158,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock may result in further downward pressure on the market price of our common stock.
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

Item 6.	EXHIBIT INDEX
The following exhibits are filed or furnished herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Third Amendment to Credit Agreement, dated May 31, 2019, by and between Endologix, Inc. and Deerfield Partners, L.P. and certain of this affiliates.					X
10.2†	Third Amendment to Amended and Restated Facility Agreement, dated May 31, 2019, by and between Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of this affiliates.					X
10.3	Employment Agreement, dated as of June 25, 2018, by and between Endologix, Inc. and Jeffrey Fecho.					X
10.4	Employment Agreement, dated as of January 7, 2019, by and between Endologix, Inc. and John Zehren.					X
10.5	Endologix, Inc. Amended and Restated 2015 Stock Incentive Plan, as amended	DEF 14A	000-28440	Appendix A	07/08/2019
10.6	Endologix, Inc. Amended and Restated 2006 Employee Stock Purchase Plan, as amended.	DEF 14A	000-28440	Appendix B	07/08/2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOLOGIX, INC.

Date:	August 9, 2019	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2019	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)