Form 10-Q
period 2019-09-30
ENDOLOGIX INC /DE/
filed 2019-11-07
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
On November 4, 2019, there were 17,942,070 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$46,587	$23,531
Restricted cash	1,200	1,200
Accounts receivable, net of allowance for doubtful accounts of $1,315 and $802, respectively	21,658	20,651
Other receivables	229	329
Inventories	30,877	30,399
Prepaid expenses and other current assets	2,058	2,821
Total current assets	$102,609	$78,931
Property and equipment, net	13,691	16,033
Goodwill	120,770	120,848
Other intangible assets, net	73,494	76,163
Deposits and other assets	1,293	1,095
Operating lease right-of-use assets	5,660	—
Total assets	$317,517	$293,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,779	$10,986
Accrued payroll	18,732	14,627
Accrued expenses and other current liabilities	15,791	13,314
Total current liabilities	$46,302	$38,927
Deferred income taxes	150	150
Deferred rent	—	8,065
Operating lease liabilities	11,640	—
Derivative liabilities	9,112	4,012
Other liabilities	2,235	1,992
Contingently issuable common stock	1,300	2,200
Debt	176,993	198,078
Total liabilities	$247,732	$253,424
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 170,000,000 and 170,000,000 shares authorized, respectively, 17,942,961 and 10,387,926 shares issued, respectively, and 17,881,146 and 10,345,367 shares outstanding, respectively	18	10
Treasury stock, at cost, 61,815 and 42,559 shares, respectively	(4,154)	(4,026)
Additional paid-in capital	728,094	640,789
Accumulated deficit	(656,642)	(599,715)
Accumulated other comprehensive income	2,469	2,588
Total stockholders’ equity	$69,785	$39,646
Total liabilities and stockholders’ equity	$317,517	$293,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$35,775	$34,756	$107,619	$121,780
Cost of goods sold	12,701	12,129	38,362	41,223
Gross profit	23,074	22,627	69,257	80,557
Operating expenses:
Research and development	4,645	5,037	13,787	16,780
Clinical and regulatory affairs	3,632	3,208	11,064	10,507
Marketing and sales	16,080	17,072	48,786	59,913
General and administrative	9,547	10,330	27,892	34,721
Restructuring costs	—	2,899	419	3,132
Total operating expenses	33,904	38,546	101,948	125,053
Loss from operations	(10,830)	(15,919)	(32,691)	(44,496)
Other income (expense):
Interest expense	(8,527)	(7,223)	(25,874)	(18,888)
Other income (expense), net	(380)	(113)	(541)	(433)
Change in fair value of contingent consideration related to acquisition	1,000	5,000	900	4,300
Change in fair value of derivative liabilities	10,691	8,305	9,540	8,305
Loss on debt extinguishment	—	—	(11,756)	(2,270)
Total other income (expense), net	2,784	5,969	(27,731)	(8,986)
Net loss before income taxes	(8,046)	(9,950)	(60,422)	(53,482)
Income tax benefit (expense)	281	(166)	3,495	(277)
Net loss	$(7,765)	$(10,116)	$(56,927)	$(53,759)

Comprehensive loss, net of taxes:
Net loss	(7,765)	(10,116)	(56,927)	(53,759)
Other comprehensive income (loss) foreign currency translation	(109)	32	(119)	(647)
Comprehensive loss	$(7,874)	$(10,084)	$(57,046)	$(54,406)

Basic and diluted net loss per share	$(0.40)	$(1.19)	$(3.57)	$(6.37)
Shares used in computing basic and diluted net loss per share	19,244	8,523	15,953	8,445
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(56,927)	$(53,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(3,678)	—
Bad debt expense	537	571
Depreciation and amortization	5,264	5,919
Stock-based compensation	8,294	8,811
Change in fair value of derivative liabilities	(9,540)	(8,305)
Change in fair value of contingent consideration related to acquisition	(900)	(4,300)
Accretion of interest and amortization of deferred financing costs	10,495	8,242
Payable in kind interest expense on term loan facility	5,941	—
Non-cash foreign exchange loss	548	464
Loss on debt extinguishment	11,756	2,270
Non-cash lease expense	179	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,560)	9,114
Inventories	(768)	2,146
Prepaid expenses and other current assets	812	1,610
Accounts payable	886	(1,034)
Accrued payroll	4,157	(749)
Accrued expenses and other liabilities	41	(60)
Net cash used in operating activities	(24,463)	(29,060)
Cash flows from investing activities:
Purchases of property and equipment	(337)	(476)
Net cash used in investing activities	(337)	(476)
Cash flows from financing activities:
Cash paid for debt extinguishment	—	(1,310)
Deferred financing costs	(3,977)	(391)
Net proceeds from revolving line of credit	—	9,979
Proceeds from sale of common stock under employee stock purchase plan	209	997
Proceeds from the sale of at-the-market shares	—	1,829
Minimum tax withholding paid on behalf of employees for stock-based compensation	(128)	(389)
Proceeds from exercise of stock options	—	892
Proceeds from common stock offering and pre-paid warrants, net of expenses paid	51,985	—
Net cash provided by financing activities	$48,089	$11,607
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(233)	(256)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,056	(18,185)
Cash, cash equivalents and restricted cash, beginning of period	24,731	60,599
Total cash, cash equivalents and restricted cash, end of period	$47,787	$42,414
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$46,587	$38,271
Restricted cash	1,200	4,143
Total cash, cash equivalents and restricted cash	$47,787	$42,414

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,487	$8,845
Cash paid for income taxes	182	184
Cash paid for amounts included in the measurement of operating lease liabilities	$2,554	$—
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$37	$20
Fair value of embedded derivative issued	$20,447	$15,655
Fair value of warrants issued in connection with the Facility Agreement	$—	$10,406
Conversion of debt to equity	$3,289	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2018	10,388	$10	$640,789	$(599,715)	$(4,026)	$2,588	$39,646
Treasury stock purchased	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,512	—	—	—	1,512
Issuance of restricted stock	3	—	—	—	—	—	—
Restricted stock expense	—	—	849	—	—	—	849
Net loss	—	—	—	(22,028)	—	—	(22,028)
Other comprehensive income	—	—	—	—	—	(598)	(598)
Balance at March 31, 2019	10,391	$10	$643,150	$(621,743)	$(4,027)	$1,990	$19,380
Employee stock purchase plan	42	—	207	—	—	—	207
Treasury stock purchased	13	—	—	—	(93)	—	(93)
Stock-based compensation expense	—	—	1,355	—	—	—	1,355
Issuance of restricted stock	35	—	—	—	—	—	—
Prepaid warrants	—	—	9,700	—	—	—	9,700
Issuance of common stock	6,422	6	42,279	—	—	—	42,285
Shares issued upon conversion of debt	506	1	1,876	—	—	—	1,877
Restricted stock expense	—	—	1,168	—	—	—	1,168
Deerfield warrants	—	—	4,854	—	—	—	4,854
Debt issuance cost allocated to equity	—	—	(762)	—	—	—	(762)
Equity conversion option	—	—	18,651	—	—	—	18,651
Net loss	—	—	—	(27,134)	—	—	(27,134)
Other comprehensive income	—	—	—	—	—	588	588
Balance at June 30, 2019	17,409	$17	$722,478	$(648,877)	$(4,120)	$2,578	$72,076
Stock compensation expense	—	—	1,879	—	—	—	1,879
Shares issued upon conversion of debt	512	1	1,480	—	—	—	1,481
Issuance of restricted stock	16	—	—	—	—	—	—
Treasury shares purchased	6	—	—	—	(34)	—	(34)
Restricted stock expense	—	—	1,531	—	—	—	1,531
Equity conversion option	—	—	726	—	—	—	726
Net loss	—	—	—	(7,765)	—	—	(7,765)
Other comprehensive gain	—	—	—	—	—	(109)	(109)
Balance at September 30, 2019	17,943	18	728,094	(656,642)	(4,154)	2,469	69,785

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2017	8,386	$8	$594,662	$(520,001)	$(2,942)	$3,335		$75,062
Exercise of common stock options	26	—	705	—	—	—		705
Stock-based compensation expense	—	—	2,143	—	—	—		2,143
Issuance of restricted stock	9	—	—	—	—	—		—
Restricted stock expense	—	—	905	—	—	—		905
Non-employee restricted stock expense	—	—	(27)	—	—	—		(27)
Net loss	—	—	—	(19,767)	—	—		(19,767)
Other comprehensive income	—	—	—	—	—	(127)		(127)
Balance at March 31, 2018	8,421	$8	$598,388	$(539,768)	$(2,942)	$3,208		$58,894
Exercise of common stock options	17	—	659	—	—	—		659
Employee stock purchase plan	28	—	999	—	—	—		999
Treasury stock purchased	21	—	—	—	(763)	—		(763)
Stock-based compensation expense	—	—	3,227	—	—	—		3,227
Issuance of restricted stock	26	—	—	—	—	—		—
Restricted stock expense	—	—	989	—	—	—		989
Non-employee restricted stock expense	—	—	49	—	—	—		49
Net loss	—	—	—	(23,876)	—	—		(23,876)
Other comprehensive income	—	—	—	—	—	(552)		(552)
Balance at June 30, 2018	8,513	$8	$604,311	$(563,644)	$(3,705)	$2,656		$39,626
Exercise of common stock options, net of shares withheld to cover exercise price	1	—	220	—	—	—	$—	220
Stock compensation expense (incl. ESPP exp)	—	—	1,301	—	—	—	$—	1,301
Treasury stock purchased	—	—	—	—	(321)	—		(321)
Issuance of common stock	75	1	1,828	—	—	—	$—	1,829
Restricted stock expense	—	—	224	—	—	—	$—	224
Debt issuance costs allocated to equity	—	—	(58)	—	—	—	$—	(58)
Deerfield warrants	—	—	10,406	—	—	—	$—	10,406
Net income (loss)	—	—	—	(10,116)	—	—	$—	(10,116)
Other comprehensive gain (loss)	—	—	—	—	—	32	$—	32
Balance at September 30, 2018	8,589	$9	$618,232	$(573,760)	$(4,026)	$2,688		$43,143

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
(b) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and nine months ended September 30, 2019 and 2018, there were no related party transactions.
The interim financial data as of September 30, 2019 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2019. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
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
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the three and nine months ended September 30, 2019, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.
(d) Reverse Stock Split
At a special meeting of stockholders held on February 22, 2019, the Company’s stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio not less than 1-for-5 and not greater than 1-for-10 (inclusive), with the exact ratio to be set as a whole number within that range at the discretion of the board of directors before February 22, 2020 without further approval or authorization of our stockholders. On February 26, 2019, the Company’s board of directors approved the reverse stock split at a ratio of 1-for-10. On March 5, 2019, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, as Amended, with the Secretary of State of the State of Delaware to effect the reverse stock split. Unless stated otherwise, all share and per share amounts in this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2019 have been retroactively adjusted to reflect the reverse stock split.

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
(b) Summary of Significant Accounting Policies
For a complete summary of the Company’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, of the Annual Report. Except as discussed below, there have been no other material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019.

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Production equipment, molds and office furniture	$11,302	$11,854
Computer hardware and software	7,899	8,235
Leasehold improvements	15,594	15,535
Construction in progress (software and related implementation, production equipment and leasehold improvements)	789	993
Property and equipment, at cost	35,584	36,617
Accumulated depreciation	(21,893)	(20,584)
Property and equipment, net	$13,691	$16,033
Depreciation expense for property and equipment for the three months ended September 30, 2019 and 2018 was $0.8 million and $0.9 million, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense for property and equipment was $2.6 million and $2.8 million, respectively.
(b) Inventories
Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$5,884	$4,636
Work-in-process	5,192	6,401
Finished goods	19,801	19,362
Total Inventories	$30,877	$30,399

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(c) Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2019 was as follows:

Balance at December 31, 2018	$120,848
Foreign currency translation adjustment	(78)
Balance at September 30, 2019	$120,770
Other intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks and trade names	$2,708	N/A	$2,708	$2,708	N/A	$2,708
In-process research and development	$11,200	N/A	11,200	11,200	N/A	11,200
Total indefinite-lived intangible assets	13,908		13,908	13,908		13,908
Finite-lived intangible assets:
Developed technology	67,600	(12,764)	54,836	67,600	(10,657)	56,943
Customer relationships	7,500	(2,750)	4,750	7,500	(2,188)	5,312
Total finite-lived intangible assets	75,100	(15,514)	59,586	75,100	(12,845)	62,255
Other intangible assets, net	$89,008	$(15,514)	$73,494	$89,008	$(12,845)	$76,163
Amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 was $0.9 million and $1.1 million, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense for intangible assets was $2.7 million and $3.1 million, respectively.
Estimated amortization expense for the 5 succeeding years and thereafter is as follows:

Remainder of 2019	$890
2020	3,472
2021	3,867
2022	4,714
2023	5,622
2024	7,176
Thereafter	33,845
Total	$59,586

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		September 30, 2019				December 31, 2018
		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingently issuable common stock	(a)	$—	$—	$1,300	$1,300	$—	$—	$2,200	$2,200
Derivative liabilities	(b)	$—	$—	9,112	9,112	—	—	4,012	4,012
Total financial liabilities		$—	$—	$10,412	$10,412	$—	$—	$6,212	$6,212
(a)     Included in other liabilities in the Condensed Consolidated Balance Sheets. See Note 9 for additional details.
(b)     See Note 6 for additional details.
Changes in the fair value of the Company’s Level 3 liabilities were as follows:

	Contingently issuable common stock (a)	Derivative liabilities (b)
Balance at December 31, 2018	$2,200	$4,012
Retirement due to debt extinguishment	—	(5,907)
Additions	—	20,547
Fair value adjustment	(900)	(9,540)
Balance at September 30, 2019	$1,300	$9,112
(a)     See Note 9 for additional details.
(b)     See Note 6 for additional details.
There were no transfers of financial assets or liabilities into or out of Level 3 during the nine months ended September 30, 2019.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below summarizes the carrying and fair values of the Company’s long-term debt:

	September 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Term loan facility	$136,803	$136,886	$117,880	$116,916
Convertible notes	35,909	49,318	75,917	50,489
Other debt	4,281	1,352	4,281	1,221
	$176,993	$187,556	$198,078	$168,626
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

4. Stock-Based Compensation
The table below summarizes the impact of recording stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$234	$111	$640	$614
Operating expenses:
Research and development	393	146	1,056	841
Clinical and regulatory affairs	216	(49)	589	383
Marketing and sales	1,116	685	2,510	2,505
General and administrative	1,451	632	3,499	4,468
Total operating expenses	3,176	1,414	7,654	8,197
Total	$3,410	$1,525	$8,294	$8,811
5. Net Loss Per Share
Because of the net losses in the three and nine months ended September 30, 2019 and 2018, the following outstanding Company securities, using the treasury stock method, were excluded from the calculations of net loss per share because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	—	80,143	—	180,940
Restricted stock awards	3,531	119,545	3,540	121,321
Restricted stock units	116,066	148,436	62,486	343,894
Warrants	1,522,002	—	1,522,002	—
Total	1,641,599	348,124	1,588,028	646,155
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
The potential dilutive effect of these securities is shown in the table below:

	Nine Months Ended September 30,
	2019	2018
Convertible notes	7,706,786	8,317,000
Conversion features under term loan facility	11,241,321	—
The effect of the contingently issuable common stock (see Note 9) is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

6. Credit Facilities
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Term loan facility	$165,845	$161,622
Revolving loan facility	—	—
Convertible notes	73,164	84,500
Other debt	4,281	4,281
Debt discounts and deferred financing costs	(66,297)	(52,325)
Long-term debt, including current portion	176,993	198,078
Less current portion	—	—
Long-term debt	$176,993	$198,078
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
Deerfield also has the option to convert up to an additional $50.0 million of the Company’s outstanding debt (the “Voluntary Conversion Amount”) at the greater of the Fixed Conversion Price and 85% of the arithmetic average of the VWAP of the Company’s common stock on each of the fifteen (15) consecutive trading days prior to the conversion date (the “15 Day VWAP”). The Company has the option to require conversion of the Voluntary Conversion Amount (less the amount of prior voluntary conversions) if the Company’s 15 Day VWAP is greater than 175% of the Fixed Conversion Price (each of the foregoing conversions, a “Deerfield Voluntary Conversion”). The First Out Waterfall Notes also provide that in no event may Deerfield convert any note amounts, whether voluntarily or mandatorily, into shares of common stock if such conversion would result in Deerfield beneficially owning more that 4.985% of the Company’s outstanding common stock. The First Out Waterfall Notes also revises Deerfield’s existing right to convert a portion of the outstanding principal amount of the First-Out Waterfall Loan into a maximum of 1,430,001 shares of the Company’s common stock from the current conversion price of 96% of the arithmetic average of the VWAP of the Company’s common stock on each of the three (3) consecutive trading days prior to the conversion date (the “96% VWAP Price”) to the greater of (i) $6.625 (subject to certain adjustments) or (ii) the 96% VWAP Price (a “Deerfield Elective Conversion”).
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
The Company evaluated the accounting for Second Facility Amendment transaction and determined it represented an extinguishment of the previously issued First Out Waterfall Loans under the Restated Facility Agreement, primarily due to the addition and significance of the conversion features as described above. During the nine months ended September 30, 2019, the Company recorded a loss on debt extinguishment of $29.3 million, which includes the change in fair value of the Deerfield Warrants of $4.8 million, offset by the removal of $5.9 million of derivative liabilities associated with the debt prior to the transaction.
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
During the three months ended September 30, 2019, the Company did not convert any principal amounts. During the nine months ended September 30, 2019, the Company converted $1.7 million of principal, or $1.3 million carrying value, of the First Out Waterfall Notes into 251,571 shares of common stock pursuant to Deerfield Mandatory Conversions.
As of September 30, 2019, the Company had a carrying amount of $136.8 million, inclusive of deferred financing costs of $2.8 million, related to the Term Loan. As of September 30, 2019, annual interest expense on the Term Loan will range from $4.5 million to $29.6 million from the effectiveness of the second Facility Amendment date through maturity.

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
Deerfield Warrants
In connection with the execution of the Original Facility Agreement and the Restated Facility Agreement, the Company issued warrants to Deerfield (the “Original 2017 Deerfield Warrants” and the “Original 2018 Deerfield Warrants,” respectively). In connection with entry into the Second Facility Amendment, the Company amended the Original 2017 Deerfield Warrants and the Original 2018 Deerfield Warrants in order to reduce the exercise price (as amended, the “2017 Deerfield Warrants” and the “2018 Deerfield Warrants”; collectively, the “Deerfield Warrants”) as summarized below:

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

Derivative Liabilities
In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and ASC 470, “Debt”, the Company assessed whether any provisions within the Second Facility Amendment constitute embedded derivatives requiring bifurcation from the host instrument, and assessed the fair values of any such features. The Company determined that the Deerfield Voluntary Conversion, when converted at 85% of 15 Day VWAP, effectively provided the holders with an embedded put option derivative meeting the definition of an “embedded derivative” pursuant to ASC 815. Consequently, the embedded derivative was bifurcated and accounted for separately. The Second Facility Amendment retained a provision that, upon a change of control of the Company, Deerfield may declare the outstanding principal of the loans to be immediately due and payable in full, together with any accrued and unpaid interest, a “Change of Control” fee, and a specified make-whole amount (prior to prior to the First Amortization Date). This feature remained substantively the same as outlined under the previous Restated Facility Agreement. The Company concluded that this provision meets the definition of a derivative and requires bifurcation and separate accounting pursuant to ASC 815. As of April 3, 2019, the Company measured the fair value of the above embedded derivatives at $20.4 million and recorded the amount in derivative liabilities in the Condensed Consolidated Balance Sheet.

For the three and nine months ended September 30, 2019, the Company recorded income of $10.7 million and $9.5 million, respectively, as a fair value adjustment of the derivative liabilities. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The Deerfield Credit Agreements has a $17.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. No event of default with respect the Company’s financial covenants had been declared as of September 30, 2019. The Deerfield Credit Agreements also contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.
The Company’s obligations under the Deerfield Credit Agreements are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Deerfield Facility Agreements (as described above).
As of September 30, 2019, the Company had no outstanding borrowings and $0.8 million in deferred financing costs relating to the ABL Facility. The remaining borrowings available was $18.9 million.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The Company evaluated the accounting for the Exchange Agreement transaction and determined it represented an extinguishment of the previously issued 3.25% Senior Notes, primarily due to the addition and significance of the conversion features as described above. During the nine months ended September 30, 2019, the Company recorded a gain on debt extinguishment of $17.5 million relating to the exchange of debt instruments. Additionally, the embedded conversion option of the 3.25% Senior Notes, which was originally recorded in additional paid-in capital, was reduced by $16.9 million.
As of September 30, 2019, the Company had outstanding borrowings of $10.5 million, and deferred financing costs of $0.1 million, related to the 3.25% Senior Notes. There were no principal payments due during the term. Annual interest expense on these 3.25% Senior Notes will range from $0.7 million to $0.8 million through maturity.
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
The 5.00% Voluntary Notes and 5.00% Mandatory Notes are governed by separate Indentures (respectively, the “5.00% Voluntary Notes Indenture” and “5.00% Mandatory Notes Indenture”, and collectively, the “Indentures”), each dated April 3, 2019, by and between the Company and Wilmington Trust, National Association, as trustee. The 5.00% Notes will accrue interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019. Such interest amount shall be paid, at the Company’s option, either in cash or, if certain terms are met in accordance with the Indentures, shares of common stock or paid in kind. The 5.00% Notes mature on April 3, 2024, unless earlier purchased, redeemed or converted in accordance with the terms of the Indentures. The Indentures governing the 5.00% Notes contain customary terms and covenants and events of default.
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
The 5.00% Mandatory Notes provide for the mandatory conversion (a “5.00% Mandatory Conversion”) of $1,666,666 of the aggregate principal amount each calendar month for fifteen (15) consecutive months beginning on the calendar month beginning with April 3, 2019, if and only if at the end of the prior calendar month the trailing average VWAP of the last five (5) trading days of the prior calendar month is greater than $6.61. In the event of a 5.00% Mandatory Conversion, $1,666,666 of the 5.00% Mandatory Notes would mandatorily convert at a conversion rate of 0.15129 shares of the Company’s common stock per $1.00 principal amount of the 5.00% Notes, which is equivalent to a price per share equal to $6.61. The 5.00% Mandatory Notes will be convertible at the option of each holder into shares of common stock at the 5.00% Voluntary Conversion Price at any time prior to the close of business on the business day immediately preceding January 1, 2024, provided that, except if the Company undergoes a fundamental change (as defined in the 5.00% Mandatory Notes Indenture) and for certain other customary circumstances of conversion, each holder may not convert more than 30% of the initial aggregate principal amount of his or her outstanding New Mandatory Note per calendar quarter, and provided further, that (i) voluntary conversions may be effected only if the 5.00% Voluntary Conversion Threshold has been achieved and (ii) a voluntary conversion may not take place in the same calendar quarter as a 5.00% Mandatory Conversion. Thereafter, until the close of business on the business day

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

immediately preceding the maturity date, the 5.00% Mandatory Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph.
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
During the three months ended September 30, 2019, the Company converted $3.3 million of principal, or carrying value of $1.3 million, of the 5.00% Mandatory Notes, together with $51 thousand of accrued and unpaid interest into 512,087 shares of common stock pursuant to 5.00% Mandatory Conversions. During the nine months ended September 30, 2019, the Company converted $5.0 million of principal, or carrying value of $2.0 million, of the 5.00% Mandatory Notes, together with $67 thousand of accrued and unpaid interest into 766,652 shares of common stock pursuant to 5.00% Mandatory Conversions.
As of September 30, 2019, the Company had a carrying amount of $25.5 million, inclusive of deferred financing costs of $0.4 million, related to the 5.00% Notes. Annual interest expense on these 5.0% Notes will range from $4.4 million to $14.7 million through maturity.
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

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Principal Maturities of Long-term Debt
The aggregate principal maturities of long-term debt as of September 30, 2019 are as follows:

	Term loan facility	Convertible notes		Other debt	Total
Year ending December 31,
2019	$—	$—		$—	$—
2020	—	11,145		—	11,145
2021	20,595	—		—	20,595
2022	72,625	—		—	72,625
2023	72,625	—		4,281	76,906
2024	—	62,019	—	—	62,019
	$165,845	$73,164		$4,281	$243,290
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

	Three Months Ended September 30,
	2019			2018
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$23,457	$661	$24,118	$25,194	$505	$25,699
International	$3,114	$8,543	$11,657	$4,876	$4,181	$9,057
Total Revenue	$26,571	$9,204	$35,775	$30,070	$4,686	$34,756

	Nine Months Ended September 30,
	2019			2018
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$69,425	$1,490	$70,915	$82,480	$2,580	$85,060
International	$10,159	$26,545	$36,704	16,268	20,452	36,720
Total Revenue	$79,584	$28,035	$107,619	$98,748	$23,032	$121,780
8. Commitments and Contingencies
(a) Leases
The Company determines whether an arrangement is a lease at inception. The Company leases facilities located in Irvine, California and Santa Rosa, California and an office located in Rosmalen, the Netherlands. These facility lease agreements require the Company to pay variable operating costs, including property taxes, insurance and maintenance based on costs incurred or actual usage. The Company’s facility leases do not contain any residual value guarantees. In addition, the Company has certain equipment and automobiles under long-term agreements that were not material for the three and nine months ended September 30, 2019.
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
For the three months ended September 30, 2019, components of facility lease costs consist of $0.9 million in operating lease expense and $0.2 million in variable lease costs. For the nine months ended September 30, 2019, components of facility lease costs consist of $2.6 million in operating lease expense and $0.7 million in variable lease costs.
Maturities of facility lease liabilities by fiscal year for our operating leases are as follows as of September 30, 2019:

Remainder of 2019	$845
2020	3,523
2021	3,692
2022	3,800
2023	2,889
2024	2,794
2025 and thereafter	12,338
Total lease payments	$29,881
Less: Imputed Interest	(16,504)
Present value of operating lease liabilities	$13,377
As of September 30, 2019, the current portion of the Company’s operating lease liabilities was $1.7 million and is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
As of September 30, 2019, the weighted-average remaining lease term was 8.0 years and weighted-average discount rate was 22.1%.
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
Stockholder Securities Litigation
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California (the “District Court”). The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to United States Food and Drug Administration (the “FDA”) pre-market approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.) (“Nguyen”), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint and on March 12, 2018, the Company filed its Motion to Dismiss lead plaintiff’s Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice and, on October 5, 2018, lead plaintiff filed a notice of appeal, and on March 15, 2019, lead plaintiff filed its opening brief with the appellate court. In April 2019, we filed our response brief to plaintiff’s appeal. The Appellate Court has indicated that the hearing on this matter will occur in January 2020. The Company believes these lawsuits are without merit and continues to defend itself vigorously.
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
In June 2019, the Company announced that the CE Mark for the Nellix EVAS System had been been reinstated by its Notified Body, which reinstatement was accompanied by certain limitations on clinical use of Nellix. The reinstatement followed an assessment of clinical evidence.
(e) Concentrations of Risk and Major Customer
For the three and nine months ended September 30, 2019, there was one customer that represented 10% or more of consolidated revenue. For the three and nine months ended September 30, 2018, there was no single customer that represented 10% or more of consolidated revenue. As of September 30, 2019, there was one customer that represented 10% or more of consolidated accounts receivable. As of December 31, 2018, there was no single customer that represented 10% or more of consolidated accounts receivable.

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
The fair value of the contingently issuable common stock will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the “Earn-Out Period,” as defined within the Merger Agreement. Adjustments to the fair value of the contingently issuable common stock are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. See the “Fair Value Measurements” section of

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Note 3 for further details. As of September 30, 2019, the fair value of the contingently issuable common stock was presented in non-current liabilities.
At September 30, 2019 the Company’s stock price closed at $3.97 per share. Thus, had the PMA Milestone been achieved on September 30, 2019 the contingently issuable common stock would have comprised approximately 333,149 shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $45.00 per share), representing a value of $1.3 million.
10. Income Taxes
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a benefit for income taxes of $0.3 million and provision for income taxes of $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded a benefit for income taxes of $3.5 million and provision for income taxes of $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s ETR was (3.5)% and 1.7% for the three months ended September 30, 2019, and 2018, respectively. The Company’s ETR was (5.8)% and 0.5% for the nine months ended September 30, 2019, and 2018, respectively. The Company’s ETR for the three and nine months ended September 30, 2019 differs from the U.S. federal statutory tax rate of 21% primarily as a result of state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets. In addition, the ETR for the three and nine months ended September 30, 2019 was impacted by the application of the exception to the tax intraperiod allocation rules as discussed below.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintained a valuation allowance against a substantial portion of its deferred tax assets as of September 30, 2019. If and when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.
The exchange of 3.25% convertible notes for new 5.00% convertible notes in April 2019 resulted in an increase to the temporary difference between the carrying amount and tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $4.9 million deferred tax liability (net of debt converted to equity in Q3), which was recorded as an offset to additional paid-in-capital. In accordance with ASC 740-20, Intraperiod Tax Allocation, the increase in the deferred tax liability provided an additional source of income to realize the benefit from the current year loss from continuing operations, which resulted in the recognition of a $0.3 million and $3.7 million income tax benefit during the three and nine months ended September 30, 2019, respectively. This income tax benefit is calculated based on the ratio of the Company’s year to date pre-tax losses compared to the forecasted annual pre-tax book losses for federal and state jurisdictions. The Company expects to recognize an additional $1.2 million of tax benefit during the three months ended December 31, 2019 to offset the $4.9 million tax expense recorded in additional paid-in capital during the second quarter.

11. Restructuring Charges
In the nine months ended September 30, 2019 and 2018, the Company recorded $0.4 million and $3.1 million, respectively, in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular Technologies, Inc. The targeted reductions and other restructuring activities were initiated to provide efficiencies and re-align resources as well as to allow for continued investment in strategic areas and drive growth.
In September 2019, the Company continued its restructuring activities including: restructuring certain aspects of its business and operations to re-prioritize its sales and marketing efforts; rationalizing its international presence and related expenses; streamlining its workforce and taking other measures to increase efficiencies; decreasing its cash consumption and decreasing its cost to serve; and refocusing its business on strong execution of its core strategies. The Company determined to streamline and restructure certain of its operations and implement certain management changes. These plans have resulted in significant changes in the composition of the senior management team.

ENDOLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

As of September 30, 2019, the Company estimates that it will incur a total of $16.7 million in restructuring charges upon the completion of the plan, of which $16.3 million has already been incurred since the first quarter of 2016.
The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the nine months ended September 30, 2019:

One-time termination benefits
Accrual balance as of December 31, 2018	$562
Restructuring charges	419
Utilization	(809)
Accrual balance as of September 30, 2019	$172
The accrual balance as of September 30, 2019 is classified within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

12. Equity Financing
On March 31, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Investors, whereby the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase the Equity Shares at the Equity Offering Price for an aggregate cash purchase price of $52.15 million. For any Investor whose purchase of the Equity Shares resulted in such Investor beneficially owning in excess of 19.99% of the shares (the excess shares, the “Blocked Shares”) of common stock outstanding immediately after giving effect to the issuance, in lieu of issuing the Blocked Shares which such Investor would have received, the Company issued to such Investor pre-paid warrants to purchase 1,467,494 shares of common stock equal to the number of Blocked Shares that would have been received (the “Pre-Paid Warrants”) for the Equity Offering Price per share. Each Pre-Paid Warrant will be exercisable upon issuance, provided that such exercise does not result in the issuance of Blocked Shares, and will expire ten years from the date of issuance. The Pre-Paid Warrants were included in shares used to compute basic and diluted loss per shares during the three and nine months ended September 30, 2019.
On April 3, 2019, the Company closed the transactions contemplated by the Purchase Agreement. The Company recorded proceeds of $52.00 million, net of offering costs of $0.2 million as additional paid-in capital.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019, as amended by Amendment No. 1 to Form 10-K on Form 10-K/A, filed with the SEC on April 30, 2019 (the “Annual Report”), and in this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2019, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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
Subsequently, the two-year results from the trial were published in the Journal of Vascular Surgery in March 2018. This data was previously announced in June 2017 at the Society of Vascular Surgery Vascular Annual Meeting (“VAM”). Key highlights from the Nellix United States IDE trial two-year clinical data are included below:

•	Freedom from all endoleaks (95.1%), rupture (99.4%) and all-cause mortality (93.8%) among all patients.

•	Highest freedom of type II endoleaks, ever reported at two years (96.6%) among all patients.

•	When applying the refined IFUs for Nellix, patients at the two-year follow up demonstrated 95.9% freedom from Type IA endoleak, migration >10mm, and sac growth.

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
In August 2019, we announced that we have received IDE approval from the FDA to commence a new pivotal study to evaluate the safety and effectiveness of the Nellix Chimney EndoVascular Aneurysm Sealing System ("ChEVAS") for the endovascular treatment of complex AAA. The ChEVAS system is an endovascular AAA therapy designed to combine the Nellix 3.5 endograft with parallel visceral stents to enable treatment of patients with juxta-renal, para-renal, and suprarenal AAA. The application of EVAS for patients with complex aneurysms will offer innovative new technology to a group of patients that are underserved by the current standard of care.

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
The clinical conditions resulting in this Class I recall classification (Type III endoleaks) were principally related to AFX with Strata material. The AFX with Strata material was replaced by AFX incorporating the DuraPly material in both AFX and AFX2 devices. Strata was last manufactured in 2014, last sold in 2016, and removed from global inventories in the first half of 2017. There is no AFX with Strata product remaining in any commercial market.
No product return was required under this recall, and no further action by HCPs were required in addition to the Safety Notice.
On October 28, 2019, the FDA issued a safety update pertaining to our AFX system, in which the FDA referenced data from an integrated healthcare system (Rothenberg et. al.), published in a conference abstract and presented at American College of Surgeons Clinical Congress 2019 on October 28, 2019, which the FDA interpreted as suggesting that there “may be a higher than expected risk of Type III endoleaks occurring with the use of AFX with Duraply and AFX2 endovascular grafts.” Both we and the FDA noted meaningful limitations in these data, including with respect to our current commercially available AFX2 system. We are assessing these data and comparing them to our own multiple data sets, including data from the LEOPARD trial (the only randomized controlled trial of EVAR providing the highest level evidence on AFX Duraply and AFX2 systems), real-world data from a vascular registry, our benchmarked complaint data, and meta-analyses of current literature. The FDA safety update does not constitute a recall or correction to the AFX System, including the AFX2 system.
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

Results of Operations
Operations Overview - Three and Nine Months Ended September 30, 2019 versus 2018
The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue	$35,775	100.0%	$34,756	100.0%	$107,619	100.0%	$121,780	100.0%
Cost of goods sold	12,701	35.5%	12,129	34.9%	38,362	35.6%	41,223	33.9%
Gross profit	23,074	64.5%	22,627	65.1%	69,257	64.4%	80,557	66.1%
Operating expenses:
Research and development	4,645	13.0%	5,037	14.5%	13,787	12.8%	16,780	13.8%
Clinical and regulatory affairs	3,632	10.2%	3,208	9.2%	11,064	10.3%	10,507	8.6%
Marketing and sales	16,080	44.9%	17,072	49.1%	48,786	45.3%	59,913	49.2%
General and administrative	9,547	26.7%	10,330	29.7%	27,892	25.9%	34,721	28.5%
Restructuring costs	—	—%	2,899	8.3%	419	0.4%	3,132	2.6%
Total operating expenses	33,904	94.8%	38,546	110.9%	101,948	94.7%	125,053	102.7%
Loss from operations	(10,830)	(30.3)%	(15,919)	(45.8)%	(32,691)	(30.4)%	(44,496)	(36.5)%
Total other income (expense), net	2,784	7.8%	5,969	17.2%	(27,731)	(25.8)%	(8,986)	(7.4)%
Net loss before income taxes	(8,046)	(22.5)%	(9,950)	(28.6)%	(60,422)	(56.1)%	(53,482)	(43.9)%
Income tax benefit (expense)	281	0.8%	(166)	(0.5)%	3,495	3.2%	(277)	(0.2)%
Net loss	$(7,765)	(21.7)%	$(10,116)	(29.1)%	$(56,927)	(52.9)%	$(53,759)	(44.1)%
Comparison of the Three Months Ended September 30, 2019 versus 2018         `
Revenue

	Three Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Revenue	$35,775	$34,756	$1,019	2.9%
United States Sales. Net sales totaled $24.1 million in the three months ended September 30, 2019, a 6.2% decrease from 25.7 million in net sales in the three months ended September 30, 2018, driven by previous restructuring of the U.S. Sales team.
International Sales. Net sales of products in our international regions totaled $11.7 million in the three months ended September 30, 2019, a 28.7% increase from $9.1 million in net sales of products in our international regions in the three months ended September 30, 2018. The increase was primarily driven by timing of shipments to our distributors partially offset by a decline related to the restructuring of our European sales organization.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Cost of goods sold	$12,701	$12,129	$572	4.7%
Gross profit	23,074	22,627	447	2.0%
Gross margin percentage (gross profit as a percent of revenue)	64.5%	65.1%

Gross margin percentage for the three months ended September 30, 2019 decreased to 64.5% from 65.1% for the three months ended September 30, 2018. The decrease in gross profit margin was attributable to lower revenue and unfavorable geographic mix in the three months ended September 30, 2019 compared to prior year period.
Operating Expenses

	Three Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Research and development	$4,645	$5,037	$(392)	(7.8)%
Clinical and regulatory affairs	3,632	3,208	424	13.2%
Marketing and sales	16,080	17,072	(992)	(5.8)%
General and administrative	9,547	10,330	(783)	(7.6)%
Restructuring costs	—	2,899	(2,899)	(100.0)%
Research and Development. The $0.4 million decrease in research and development expenses for the three months ended September 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring and timing of project spending.
Clinical and Regulatory Affairs. The $0.4 million increase in clinical and regulatory affairs expenses for the three months ended September 30, 2019, as compared to the prior year period, was attributable to costs associated with our investment in clinical evidence.
Marketing and Sales. The $1.0 million decrease in marketing and sales expenses for the three months ended September 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring in both the U.S. and Europe.
General and Administrative. The $0.8 million decrease in general and administrative expenses for the three months ended September 30, 2019, as compared to the prior year period was primarily attributable to lower litigation expenses.
Restructuring costs. The $2.9 million decrease in restructuring costs for the three months ended September 30, 2019, as compared to the prior year period was attributable to our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth in 2018.
Other Income, Net

	Three Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Other income, net	$2,784	$5,969	$(3,185)	(53.4)%
Other income, net of $2.8 million for the three months ended September 30, 2019 consists primarily of income from changes in fair value of derivative liabilities of $10.7 million and fair value of contingent consideration related to the Nellix acquisition of $1.0 million; which was partially offset by interest expense of $8.5 million and foreign exchange loss of $0.4 million. Other income of $6.0 million for the three months ended September 30, 2018 consists primarily of income from changes in fair value of derivative liabilities of $8.3 million and fair value of contingent consideration related to the Nellix acquisition of $5.0 million, which was partially offset by the interest expense of $7.2 million.
Income Tax Benefit (Expense)

	Three Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$281	$(166)	$447	<100%

Our income tax benefit was $0.3 million and our effective tax rate was (3.5)% for the three months ended September 30, 2019 due to our tax positions in various jurisdictions. During the three months ended September 30, 2019 and 2018, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe). The increase in our income tax benefit of $0.4 million was due to our recognition of a $0.3 million income tax benefit as a result of our exchange of the 3.25% convertible notes for new 5.00% convertible notes in April 2019. The transaction resulted in an increase to the temporary difference between the carrying amount and the tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $4.9 million deferred tax liability (net of debt converted to equity in Q3), which was recorded as an offset to additional paid-in-capital. The $0.3 million income tax benefit is calculated based on the ratio of the Company’s year to date pre-tax losses compared to the forecasted annual pre-tax book losses for federal and state jurisdictions. The Company expects to recognize an additional $1.2 million of tax benefit during the three months ended December 31, 2019 to offset the $4.9 million tax expense recorded in additional paid-in capital during the third quarter.
Comparison of the Nine Months Ended September 30, 2019 versus 2018         `
Revenue

	Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Revenue	$107,619	$121,780	$(14,161)	(11.6)%
United States Sales. Net sales totaled $70.9 million in the nine months ended September 30, 2019, a 16.6% decrease from $85.1 million in net sales in the nine months ended September 30, 2018, driven by restructuring of the U.S. Sales team.
International Sales. Net sales of products in our international regions totaled $36.7 million in the nine months ended September 30, 2019, a 0.04% decrease from $36.7 million in net sales of products in our international regions in the nine months ended September 30, 2018. The decrease driven by restructuring of the European Sales team was offset by timing of orders to distributors.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Cost of goods sold	$38,362	$41,223	$(2,861)	(6.9)%
Gross profit	69,257	80,557	(11,300)	(14.0)%
Gross margin percentage (gross profit as a percent of revenue)	64.4%	66.1%
Gross margin percentage for the nine months ended September 30, 2019 decreased to 64.4% from 66.1% for the nine months ended September 30, 2018. The decrease in gross profit margin was attributable to lower revenue and unfavorable geographic mix in the nine months ended September 30, 2019 compared to prior year period.
Operating Expenses

	Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Research and development	$13,787	$16,780	$(2,993)	(17.8)%
Clinical and regulatory affairs	11,064	10,507	557	5.3%
Marketing and sales	48,786	59,913	(11,127)	(18.6)%
General and administrative	27,892	34,721	(6,829)	(19.7)%
Restructuring costs	419	3,132	(2,713)	(86.6)%

Research and Development. The $3.0 million decrease in research and development expenses for the nine months ended September 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring and timing of project spending.
Clinical and Regulatory Affairs. The $0.6 million increase in clinical and regulatory affairs expenses for the nine months ended September 30, 2019, as compared to the prior year period, was attributable to costs associated with our investment in clinical evidence.
Marketing and Sales. The $11.1 million decrease in marketing and sales expenses for the nine months ended September 30, 2019, as compared to the prior year period, was attributable to lower headcount driven by restructuring in both the U.S. and Europe.
General and Administrative. The $6.8 million decrease in general and administrative expenses for the nine months ended September 30, 2019, as compared to the prior year period was primarily attributable to lower litigation expenses and costs related to the transition of our Chief Executive Officer that occurred in 2018.
Restructuring Costs. The $2.7 million decrease in restructuring costs for the nine months ended September 30, 2019, as compared to the prior year period, was attributable to our restructuring activities initiated to provide efficiencies and realign resources to allow for continued investment in strategic areas and drive growth in 2018.
Other Expense, Net

	Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Other expense, net	$(27,731)	$(8,986)	$(18,745)	>100%
Other expense, net of $27.7 million for the nine months ended September 30, 2019 consists primarily of interest expense of $25.9 million, loss on extinguishment of debt of $11.8 million and foreign exchange loss of $0.5 million; which was partially offset by changes in fair value of derivative liabilities of $9.5 million and fair value of contingent consideration related to the Nellix acquisition of $0.9 million. Other expense of $9.0 million for the nine months ended September 30, 2018 consists primarily of interest expense of $18.9 million, $2.3 million related to debt extinguishment, partially offset by changes in fair value of derivative liabilities of $8.3 million and fair value of contingent consideration related to the Nellix acquisition of $4.3 million.
Income Tax Benefit (Expense)

	Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$3,495	$(277)	$3,772	<100%
Our income tax benefit was $3.5 million and our effective tax rate was (5.8)% for the nine months ended September 30, 2019 due to our tax positions in various jurisdictions. During the nine months ended September 30, 2019 and 2018, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe). The increase in our income tax benefit of $3.8 million was due to our recognition of a $3.7 million income tax benefit as a result of our exchange of the 3.25% convertible notes for new 5.00% convertible notes in April 2019. The transaction resulted in an increase to the temporary difference between the carrying amount and the tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $4.9 million deferred tax liability ((net of debt converted to equity in Q3), which was recorded as an offset to additional paid-in-capital. The $3.7 million income tax benefit is calculated based on the ratio of the Company’s year to date pre-tax losses compared to the forecasted annual pre-tax book losses for federal and state jurisdictions. The Company expects to recognize an additional $1.2 million of tax benefit during the three months ended December 31, 2019 to offset the $4.9 million tax expense recorded in additional paid-in capital during the third quarter.

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of September 30, 2019, December 31, 2018 and September 30, 2018:

	September 30, 2019	December 31, 2018	September 30, 2018
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$47,787	$24,731	$42,414
Accounts receivable, net	$21,658	$20,651	$22,756
Total current assets	$102,609	$78,931	$110,105
Total current liabilities	$46,302	$38,927	$71,000
Working capital surplus	$56,307	$40,004	$39,105
Current ratio	2.2	2.0	1.6
Days sales outstanding (“DSO”)	56	55	60
Inventory turnover	1.6	1.7	1.1
Operating Activities
In the nine months ended September 30, 2019, cash used in operating activities was $24.5 million. This was primarily the result of a net loss of $56.9 million, non-cash operating expenses of $28.9 million, and changes in operating assets and liabilities of $3.6 million. In the nine months ended September 30, 2018, our operating activities used $29.1 million in cash. This was primarily the result of a net loss of $53.8 million, non-cash operating expenses of $13.7 million, and changes in operating assets and liabilities of $11.0 million.
During the nine months ended September 30, 2019 and 2018, our cash collections from customers totaled $107.0 million and $132.6 million, respectively, representing 99.4% and 108.9% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2019 was $0.3 million, as compared to cash used in investing activities of $0.5 million in the prior year period. For the nine months ended September 30, 2019, cash used in investing activities consisted of $0.3 million used for machinery and equipment purchases. For the nine months ended September 30, 2018, cash used in investing activities consisted of $0.5 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $48.1 million for the nine months ended September 30, 2019, as compared to cash provided by financing activities of $11.6 million in the prior year period. For the nine months ended September 30, 2019, cash provided by financing activities consisted of proceeds from common stock offering and pre-paid warrants, net of expenses paid of $52.0 million, proceeds of $0.2 million from the sales of common stock under our employee stock purchase plan; which was offset by $4.0 million used in deferred financing costs. For the nine months ended September 30, 2018, cash provided by financing activities consisted of (i) net proceeds of $10.0 million from revolving line of credit, (ii) proceeds of $1.8 million from issuance of at-the-market shares, (iii) proceeds of $0.9 million from the exercise of stock options, and (iv) proceeds of $1.0 million from sale of common stock under employee stock purchase plan, partially offset by (i) $1.3 million paid for extinguishment of debt, (ii) $0.4 million paid for minimum tax withholding paid on behalf of employees for stock-based compensation; and (iii) $0.4 million paid for deferred financing costs.
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
We believe that our world-wide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the United States. As of September 30, 2019, these subsidiaries held an aggregate of $4.6 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding countries in which our subsidiaries operate. Management has no present or planned intention to repatriate foreign earnings into the United States and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of 1 year were as follows as of September 30, 2019 (in thousands):

		Payments due by period
	Total	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$281,835	$—	$11,245	$22,399	$82,857	$103,314	$62,020	$—
Interest on debt obligations	44,265	3,833	12,260	11,726	9,441	5,429	1,576	—
Operating lease obligations	30,768	933	3,848	3,896	3,954	2,951	2,848	12,338
Total	$356,868	$4,766	$27,353	$38,021	$96,252	$111,694	$66,444	$12,338
Long-term debt obligations includes interest payable in kind on our term loan facility and a $11.1 million exit fee under our credit facility agreement with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). Interest on debt obligations includes interest on the 5% convertible notes, which shall be paid, at the Company's option, either in cash or, if certain terms are met in accordance with the 5% convertible notes indentures, shares of common stock or paid in kind. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8(a) of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements
Other than the operating leases described above, we do not have any off-balance sheet arrangements as of September 30, 2019.
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
The price of our common stock has declined significantly and may continue to fluctuate in future periods. Fluctuations in our stock price may negatively affect the liquidity of our common stock, which could further adversely impact our stock price. If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations. To date, we have not recorded any impairment charges.

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB made targeted improvements to ASU No. 2016-02, including providing an additional and optional modified retrospective transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Effective January 1, 2019, we adopted this new accounting standard using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to retained earnings. We elected certain practical expedients permitted under the transition guidance, including the election to carry forward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. Upon adoption of the new lease accounting standard we recognized an operating lease right-of-use asset of $5.8 million and a corresponding operating lease liability of $13.7 million, respectively as of January 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the deferred rent balances of $7.9 million. The adoption of the new lease accounting standard did not have an impact on our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows. See Note 8(a) of the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
Interest rate risk. We are exposed to market risk for changes in interest rates applicable to our credit facility agreement with Deerfield. Any outstanding principal under the credit facility will accrue interest at a rate equal to the London Interbank Offered Rate (with a 1% floor) plus 5.50%, payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn. As of September 30, 2019, we had no amounts outstanding under our credit facility.
The remainder of our debt, which is comprised of a term loan facility, convertible senior notes and other note payable, bear fixed interest, and therefore, would not be subject to interest rate risk. For a complete summary of our debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.
Foreign currency transaction risk. While a majority of our business is denominated in the United States dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than our or our respective subsidiaries’ functional currency and must be remeasured at each balance sheet date or upon settlement. Realized and unrealized foreign exchange gains and losses resulted in approximately $0.4 million and $0.5 million of losses during the three and nine months ended September 30, 2019, respectively, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

Item 4.	CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have focused heavily on the development and commercialization of a limited number of products for the treatment of AAA. If we are unable to continue to achieve and maintain market acceptance of these products and do not achieve sustained positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines. In addition, if we are unable to market our products as a result of a manufacturing or quality problem or failure to maintain regulatory approvals, we would lose our only source of revenue and our business would be negatively affected. For example, in collaboration with certain EU regulatory authorities and GMED, the EU Notified Body for our Nellix EVAS System, we decided in early 2019 that, until determined otherwise, the Nellix EVAS System will only be available in the EU at approved centers in a clinical investigation setting with all cases pre-screened by a physician panel to ensure adherence to protocol and use in accordance with current product indications.
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
We are highly dependent upon the members of our management team, as well as high-performing sales representatives and other key employees. Many of these individuals have been employed by us for many years, have played integral roles in the growth of our business, and will continue to provide value to us. In our industry, it is common to attract and retain executive talent and other employees with compensation packages that include a significant equity component. At this time, the vast majority of our outstanding equity awards, which are generally issued in the form of stock options, are significantly out-of-the-money, are unlikely to be exercised in the future absent material increases in our stock price, and as a result, provide little value to employees holding such awards. Further, for certain reasons, including the material decrease in the trading price of our common stock over the past couple of years, we have experienced significant shortages in the total number of shares of our common stock available for issuance under our Amended and Restated 2015 Stock Incentive Plan, as amended (the “2015 Plan”). We have been required to ask our stockholders to approve significant increases in the number of shares reserved for issuance under the 2015 Plan, but we do not believe that these increases will be sufficient to address the Company’s future equity compensation objectives. If our stockholders do not approve any future proposal by us to increase the share reserve under the 2015 Plan (or any successor or similar plan) as we deem necessary, we may be materially limited in our ability to offer equity incentives to our existing employees, which could meaningfully affect our ability to retain our key employees and to execute on our business strategies. Even if we do issue significant additional equity incentives, whether or not these incentives are subject to certain conditions precedent including the availability of sufficient shares for issuance under our 2015 Plan (or any successor or similar plan), there can be no assurance that we will be able to attract and retain key executive talent. A loss of any of our key personnel may have a material adverse effect on our ability to execute our business strategy.
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
Depending on a limited number of suppliers, exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, in some cases, we do not have long-standing relationships with our suppliers and the limited size of our order quantities for certain components may not be sufficient to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventory that is being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet, or possibly prevent us from meeting, our sales commitments, which could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.
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
The manufacture, marketing and sale of our commercial products, and the clinical testing of our products under development, may expose us to significant risk of product liability claims. In the past, we have had a small number of product liability claims relating to our products, none of which either individually, or in the aggregate, have resulted in a material negative impact on our business. As the result of recent field Safety Notices and related regulatory communications involving our AFX and Ovation systems, as well as commercial withdrawal of our Nellix EVAS System and related regulatory communications, we may see an increase in product liability activity. For instance, we have experienced a recent increase in risks associated with product liability disputes and lawsuits regarding the Company’s legacy AFX with Strata product. These and any additional product liability claims may have, individually or in the aggregate, a negative impact on our business if they are not resolved on terms favorable to the Company. Such claims could divert our management from pursuing our business strategy and may be costly to defend. Regardless of the merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	injury to our relationships with our customers;

•	significant litigation and other costs;

•	substantial monetary awards to or costly settlements with patients;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize new products or maintain existing product approvals.
Although we have, and intend to maintain, product liability insurance, the coverage limits of our insurance policies may not be adequate to protect us from liabilities that we may incur, and one or more claims brought against us for uninsured liabilities or in excess of our insurance coverage may have a material adverse effect on our business and results of operations. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our reputation and financial condition, strain our management and other resources and adversely affect or eliminate the prospects for commercialization or sales of a product which is the subject of such claim. Further, if one or more product liability lawsuits regarding our products survive our efforts to dismiss such lawsuits on federal pre-emption grounds (that is, that state tort claims are pre-empted by federal law regarding the PMA process), then we could face increased risk and expenses from existing lawsuits and from other potential lawsuits that may then be filed. In addition, a recall of our products, whether or not as a result of a product liability claim, could result in decreased demand for our products, injury to our reputation, significant litigation and other costs, substantial monetary awards to or costly settlements with patients, loss of revenue and our inability to commercialize new products or product candidates.
We are currently involved in litigation, and may face future claims, that could adversely affect our business and financial condition, divert management’s attention from our business, and subject us to significant liabilities.
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased our securities between August 2, 2016 and November 16, 2016, filed lawsuits against us and certain of our officers in the United States District Court for the Central District of California (the “District Court”). The lawsuits allege that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to FDA PMA for our Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased our securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted our motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint, and on March 12, 2018, we filed our Motion to Dismiss this Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice. On October 5, 2018, lead plaintiff filed a notice of appeal, and on March 15, 2019, lead plaintiff filed its opening brief with the appellate court. In April 2019, we filed our response brief to plaintiff’s appeal. We anticipate that the Appellate Court’s hearing on this matter will occur in the first quarter of 2020.
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
Any failure to maintain the security of our information technology systems, or the loss, theft, misuse, or unauthorized disclosure of confidential or sensitive information, could interrupt our business processes or systems, damage our relationships with customers, suppliers or employees, and expose us to litigation or regulatory proceedings, any of which could materially adversely affect our business, financial condition or results of operations.
We rely on information technology systems to store, process and transmit a significant amount of confidential or sensitive information, including the personal information of our employees and other individuals, information relating to our customers and suppliers, and information regarding our products and product development efforts, as well as our proprietary business, financial, operational and strategic data.   We also rely on our information technology and global communication systems to manage and support a variety of critical business processes and activities, including manufacturing, supply chain, distribution, sales, billing and customer service.
The protection of our confidential or sensitive information, as well as information relating to our employees and other individuals, customers and suppliers, is vitally important to us as the loss, theft, misuse or unauthorized disclosure of such information could lead to significant reputational or competitive harm, cause our suppliers to reconsider their relationships with us, result in litigation, expose us to regulatory proceedings, and subject us to significant liabilities, fines and penalties.  For example, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, including newer regulations such as the California Consumer Privacy Act, which takes effect on January 1, 2020, Action on the Protection of Personal Information in Japan and the General Data Protection Regulation (known as GDPR) in the EU. As a result, we believe our future success and growth depends, in part, on the ability of our business processes and systems to prevent the theft, loss or misuse of this confidential or sensitive information, and to respond quickly and effectively if security incidents do occur.
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
We have a history of operating losses and will need to seek additional capital in the future. We believe that our existing liquidity will be sufficient to meet our anticipated cash needs for at least the next 12 months. In the future we will need to obtain additional financing to pursue our business strategy, to discharge existing indebtedness as it comes due, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our amended and restated facility agreement (“Amended Facility Agreement”) and credit agreement (“Amended Credit
Agreement”), each dated August 9, 2018, with Deerfield, (each as amended to date, collectively the “Deerfield Agreements”), in respect of our $160.5 million term loan facility and $50.0 million revolving loan facility, respectively, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business.
Any deterioration in our revenue, key financial ratios, or non-compliance with certain financial, reporting, regulatory, operational or other covenants or terms in existing or future loan or credit agreements, including the Deerfield Agreements, may result in an event of default under such agreements, which also could adversely affect our business and financial condition.

The occurrence of an event of default under our Deerfield Agreements could result in an increase to the applicable interest rate, an acceleration of all obligations, an inability to access the revolving loan facility under the Amended Credit Agreement, a requirement to repay all obligations in full and a right by Deerfield to exercise all remedies available to them. If we are unable to pay those amounts, Deerfield could proceed against the collateral granted to it pursuant to the Deerfield Agreements and we may in turn lose access to any sources of borrowing availability we may have. Any declaration of an event of default by Deerfield could also trigger an event of default under our outstanding convertible senior notes requiring the repayment of principal and interest outstanding under such notes. Further, if we are unable to repay our indebtedness and Deerfield institutes foreclosure proceedings against our assets, we could be forced into bankruptcy or liquidation and equity holders may lose the entire value of their investment. In any such bankruptcy or liquidation scenario, the value that we receive for our assets could be significantly lower than the values reflected in our financial statements.

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
It is important to our business that we continue to build a more extensive product offering for treatment of AAA. Our success will depend in part on our ability to develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products, or these products may not be accepted by physicians or the payors who financially support many of the procedures performed with our products. Recent industry guidance from NICE and the ESVS raises concerns regarding the regulatory and commercial prospects for EVAR and EVAS products in Europe. In the United States, the FDA’s requirement that we complete the EVAS2 confirmatory trial has delayed the commercial introduction of the Nellix EVAS System in the United States. Further, recent public communications from FDA regarding our AFX endografts have suggested that there may be higher than expected risk of Type III endoleaks occurring with our AFX with Duraply and AFX2 endografts. Any public FDA communications and any similar communications from other relevant regulatory authorities that call into question the safety and efficacy profiles of our products could materially and adversely affect our business. In the future we may face additional, similar regulatory constraints.
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
We may be subject to privacy and security laws and regulations that protect personal health information and other types of personal information, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
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
The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation (the “GDPR”), which introduces strict requirements for processing personal data. The GDPR has imposed additional compliance obligations on us, including by mandating additional documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to €20 million or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. The California Consumer Privacy Act, which is scheduled to take effect on January 1, 2020, imposes new requirements regarding the collection, use and sharing of the personal information of California residents and therefore may place similar ongoing compliance obligations on us.

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
The trading price of our common stock has declined significantly in the past 15 months. We believe our stock price has been, and will continue to be, subject to wide fluctuations in response to a variety of factors, including the following:

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
These and other factors might cause the market price of our common stock to fluctuate substantially and to decline even further. Fluctuations in our stock price may negatively affect the liquidity of our common stock, which could further adversely impact our stock price. If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
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
The average daily trading volume in our common stock for the twelve months ended September 30, 2019 was approximately 203,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock may result in further downward pressure on the market price of our common stock. If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

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
In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. We believe this risk may be particularly relevant to us as we have experienced a significant stock price decline in the past 18 months and may experience significant stock price volatility in the future. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations.
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

Item 6.	EXHIBIT INDEX
The following exhibits are filed or furnished herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	2017 Inducement Stock Incentive Plan Amendment.					X
10.2	Amended and Restated 2006 Employee Stock Purchase Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

ENDOLOGIX, INC.

Date:	November 7, 2019	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2019	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)