Form 10-K
period 2019-12-31
ENDOLOGIX INC /DE/
filed 2020-03-11
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Registrant’s telephone number, including area code: (949) 595-7200
 _______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ELGX	The Nasdaq Stock Market, LLC
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $125,633,534 (based upon the $7.24 closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Global Select Market on June 28, 2019, the last trading date of the Registrant’s most recently completed second fiscal quarter).
On March 4, 2020, approximately 19,092,266 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
In accordance with Instruction G(3) to Form 10-K, certain information required by Part III (Items 10-14) of Form 10-K is incorporated by reference into this Annual Report on Form 10-K by reference to the registrant's definitive proxy statement on Schedule 14A relating to the registrant's 2020 Annual Meeting of Stockholders (the "Proxy Statement"), or an amendment to this Annual Report on Form 10-K, which shall, in either case, be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Except for the portions of the Proxy Statement that may be specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. Forward-looking statements also include the assumptions underlying or relating to such statements. In addition, any statements that refer to, among other things, projections of our future or assumed financial performance, results of operations, liquidity, business forecasts and plans, research and development plans, clinical studies, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, the impact of changes in the competitive environment and other trends in our businesses, the application of accounting guidance or other characterizations of future events or circumstances are forward-looking statements. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report on Form 10-K.
We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our businesses. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements are set forth in the risk factors listed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”) and those set forth in Item 1A, “Risk Factors.”
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
Our forward-looking statements speak only as of the date each such statement is made. We expressly disclaim any intention or obligation to update or revise any financial projections or forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules and regulations of the SEC and the Nasdaq Global Select Market.
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
We have obtained CE Mark approval for the Nellix EVAS System in the European Union (“EU”). The Nellix EVAS System is only approved as an investigational device in the United States. Ovation Alto® Abdominal Stent Graft System (the “Ovation Alto”), our next generation Ovation System device, is only approved as an investigational device and is not currently approved for commercial purposes in any market.
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

Although AAA is one of the most serious cardiovascular diseases, many AAAs are never detected. Most AAA patients do not have symptoms at the time of their initial diagnosis. AAAs generally are discovered coincidentally through screening, during procedures to treat or diagnose unrelated medical conditions, or as an emergent rupture.

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
EVAR and EVAS Versus Open Surgical Repair
Our EVAR and EVAS products are used exclusively for minimally-invasive procedures, as opposed to open surgical repair of AAA. Open surgical repair is a highly invasive procedure requiring: (i) a large incision in the patient’s abdomen; (ii) manipulation of the patient’s abdominal organs to gain access to the aneurysm; (iii) the cross clamping of the aorta to stop blood flow; and (iv) implantation of a synthetic graft which is sutured to the aorta, connecting one end above the aneurysm and the other end below the aneurysm.
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
We estimate that approximately 76% of all treated AAAs in the United States were repaired through EVAR in 2019 and 24% through open surgical repair. Although EVAR and EVAS have many advantages over open surgical repair, many patients are not candidates for endovascular repair with available products when they have more complex AAA anatomies. We are developing new products to address these more complex anatomies.
Market Size
We estimate the global endovascular AAA market potential was $3.5 billion in 2019. Of this amount, we estimate the traditional aneurysm market potential, encompassing aneurysms with aortic neck length greater than or equal to 10mm, was approximately $2.2 billion. The majority of diagnosed aneurysms in this market can be treated with currently available EVAR products. We estimate that an approximately $1.4 billion market opportunity exists for the treatment of complex anatomies, defined as aneurysms with neck lengths less than 10mm. Currently, there are limited options among available EVAR products to treat these short or no neck aortic aneurysms. Below is a table summarizing the market potential and penetration by aneurysm type.

Market Description (in millions)	Penetrated	Unpenetrated	Total
Traditional	$1,652	$503	$2,155
Complex	533	857	1,390
Total	$2,185	$1,360	$3,545

We estimate that there were approximately 250,000 AAA (EVAR and open surgical repair) procedures performed across the globe in 2019.

In the United States alone, an estimated 1.2 million to 2.0 million people have an AAA and over 200,000 people are diagnosed with an AAA in the United States annually. Of those diagnosed with an AAA, approximately 74,000 people underwent an AAA repair procedure in the United States in 2019, of which approximately 56,000 were addressed through EVAR.

According to United States Census Bureau estimates, the age 65 and over population in the United States in 2019 was projected to be approximately 54 million, or 16% of the total population, and is expected to grow by 3.3% annually to 58 million by 2021. We believe that AAA treatments will naturally increase over time, given this demographic trend.

Since AAAs generally arise in people over the age of 65 and come with little warning, initiatives have been undertaken to increase screening. The most prominent of these initiatives is the Screening Abdominal Aortic Aneurysms Very Efficiently Act (“SAAAVE”), which was signed into law in the United States on February 8, 2006. SAAAVE began providing coverage on January 1, 2007 and was updated effective January 1, 2014. SAAAVE provides for a one-time free AAA screening for men who have smoked at some time during their lives and men or women who have a family history of the disease. In 2019, the U.S. Preventative Services Task Force (“USPSTF”) issued the following recommendations:

•	Men aged 65 to 75 years who have ever smoked. The USPSTF recommends one-time screening for AAA with ultrasonography in men aged 65 to 75 years who have ever smoked.

•
Men aged 65 to 75 years who have never smoked. The USPSTF recommends that clinicians selectively offer screening for AAA with ultrasonography in men ages 65 to 75 years who have never smoked rather than routinely screening all men in this group. Evidence indicates that the net benefit of screening all men in this group is small. In determining whether this service is appropriate in individual cases, patients and clinicians should consider the balance of benefits and harms on the basis of evidence relevant to the patient’s medical history, family history, other risk factors, and personal values.

•
Women aged 65 to 75 years who have ever smoked. The USPSTF concludes that the current evidence is insufficient to assess the balance of benefits and harms of screening for AAA with ultrasonography in women aged 65 to 75 years who have ever smoked or have a family history of AAA.

•	Women who have never smoked. The USPSTF recommends against routine screening for AAA with ultrasonography in women who have never smoked and have no family history of AAA.
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

•
Nellix EVAS System. In February 2013, we received CE Mark approval of the Nellix EVAS System, and we commenced a limited market introduction of the Nellix EVAS System in Europe. In December 2013, we received Investigational Device Exemption (“IDE”) approval in the United States to begin a clinical trial of the Nellix EVAS System which commenced in January 2014. Enrollment in the IDE study was completed in November 2014. In the fourth quarter of 2014, we obtained IDE continued access approval for additional patients. In April 2016, we announced receipt of CE Mark approval of the next-generation Nellix EVAS System, and in September 2017, we further announced CE Mark approval for the Nellix EVAS System with the refined IFU. In May 2017, we announced that we would conduct a confirmatory IDE study in the United States, called the EVAS2 IDE Multicenter Safety and Effectiveness Confirmatory Study (“EVAS2”), to further evaluate the next-generation Nellix EVAS System, and in October 2017, we received IDE approval in the United States to commence EVAS2. In early January 2019, we announced that our Nellix EVAS System would for the foreseeable future only be used under clinical protocol with pre-screened patients in procedures that adhere to the current indications for use. In mid-January 2019, we announced that the CE Mark for the Nellix EVAS System had been suspended by our notified body (an organization designated by the EU to regularly assess the conformity of certain products under applicable legislation before being placed on the market, a “Notified Body”). In June 2019, we announced that the CE Mark for the Nellix EVAS System had been reinstated by GMED, the EU Notified Body for the Nellix EVAS System. The reinstatement followed an assessment of clinical evidence.

•
ChEVAS. Chimney EndoVascular Aneurysm Sealing (“ChEVAS”) is a procedure where the Nellix EVAS System could be used together with aortic branch stent grafts to treat patients with complex AAAs. Physicians initiated a clinical trial called Aneurysm Study for Complex AAA: Evaluation of Nellix Durability (“ASCEND”) to evaluate the clinical performance of ChEVAS. In August 2019, we announced the IDE approval for the Nellix ChEVAS Protocol. This study will recruit 120 patients from up to 50 centers, both in the U.S. and internationally. We expect enrollment to begin in 2020.

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

•
EVAS2 IDE. In May 2017, we announced the decision to seek FDA approval of the Nellix EVAS System by conducting a confirmatory clinical study with the refined IFU and our next generation Nellix device design, the “Nellix 3.5 EVAS System.” The Nellix 3.5 EVAS System incorporates design improvements to enhance ease of use and offers physicians more sizes to treat more patients with AAA. In October 2017, we announced our receipt of IDE approval from the FDA to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Nellix 3.5 EVAS System for the endovascular treatment of infrarenal AAA. EVAS2 will prospectively evaluate the refined IFU and the Nellix 3.5 EVAS System. The study is approved to enroll up to 105 primary patients, with one-year follow-up data required for the pre-market approval (“PMA”) application. We commenced EVAS2 patient enrollment in March 2018 and expect to complete enrollment in early 2020.

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
In 2017, we commenced the EVAS FORWARD Global Registry 2, a post-market evaluation of the Nellix 3.5 EVAS System.

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
In April 2018, we announced the results of a study, which was presented by Marc Schermerhorn, M.D., Chief of Vascular Surgery at Beth Israel Deaconess Medical Center, at the Late-Breaking Aortic Trials Session during the Charing Cross 40th International Symposium. The results of the study were also formally published in the Annals of Vascular Surgery in October 2019. This retrospective, propensity-weighted study compared long-term survival for the Nellix EVAS System with traditional EVAR. The study reported significantly higher three-year survival for EVAS patients as compared to EVAR patients. Those patients with larger aneurysms (greater than 5.5 cm in diameter) treated with EVAS had half the mortality at three years as compared to those treated with traditional EVAR systems. The retrospective study included 333 EVAS patients from the original Nellix United States IDE Trial and 15,431 patients from the Society for Vascular Surgery Vascular Quality Initiative, all of whom were treated between 2014 and 2016. The patients were propensity weighted for AAA size, patient demographics, and cardiovascular risk factors. The primary outcome was overall survival, with a secondary analysis of overall survival stratified by aneurysm size.
In January 2019, we announced that in order to ensure optimal outcomes for patients, the Nellix EVAS System will, for the foreseeable future, only be available for use at approved centers outside of the United States in a clinical investigation setting with pre-screened patients that adhere to the current anatomical indications for use. All cases will be pre-screened by a physician panel to ensure adherence to protocol and use in accordance with current product indications. Compassionate use requests will be reviewed in accordance with the process established by us and associated national competent authorities. The existing inventory has been voluntarily recalled.
In January 2019, we announced that the CE Mark for the Nellix EVAS System had been suspended by our Notified Body following a voluntary recall and field safety notification issued by us on January 4, 2019. Suspension of the CE Mark means that we may not affix the CE Mark and sell the Nellix EVAS System in the EU during the term of the suspension.
In June 2019, we announced that the CE Mark for the Nellix EVAS System had been reinstated by GMED, the EU Notified Body for the Nellix EVAS System. The reinstatement followed an assessment of clinical evidence.
In August 2019, we announced that we have received IDE approval from the FDA to commence a new pivotal study to evaluate the safety and effectiveness of the ChEVAS for the endovascular treatment of complex AAA. The ChEVAS system is an endovascular AAA therapy designed to combine the Nellix 3.5 endograft with parallel visceral stents to enable treatment of patients with juxta-renal, para-renal, and suprarenal AAA. The application of EVAS for patients with complex aneurysms is expected to offer innovative new technology to a group of patients that are underserved by the current standard of care.
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

Positive results from LEOPARD were presented at the VEITH Symposium in November 2019. Based on those who completed follow up, the one-year freedom from Aneurysm Related Complications (“ARC”) shows that overall the AFX system has a comparable performance to other devices. Analysis of individual clinical outcomes suggests that different EVAR approaches may have advantages in different patient populations. The AFX System remains the only device that preserves the patient’s aortic bifurcation.
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
On October 8, 2019, our AFX2 product received a 3-year shelf-life approval from the FDA. On October 28, 2019, the FDA issued a safety update pertaining to our AFX system, in which the FDA referenced data from an integrated healthcare system (Rothenberg et. al.), published in a conference abstract and presented at American College of Surgeons Clinical Congress 2019 on October 28, 2019. The FDA interpreted such data as suggesting that there “may be a higher than expected risk of Type III endoleaks occurring with the use of AFX with Duraply and AFX2 endovascular grafts.” Both we and the FDA noted meaningful limitations in the referenced data, including with respect to our currently commercially available AFX2 system. We are assessing the referenced data and comparing them to our own multiple data sets, including data from the LEOPARD trial (the only randomized controlled trial of EVAR providing the highest level evidence on AFX Duraply and AFX2 systems), real-world data from a vascular registry, our benchmarked complaint data, and meta-analyses of current literature. The FDA safety update does not constitute a recall or correction to the AFX System, including the AFX2 system.
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

In October 2014, we initiated the LIFE Study to illustrate the potential advantages of a “Fast-Track” protocol including PEVAR, no general anesthesia, no time in ICU and a one-night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In February 2018, the results of the one-month clinical data from the LIFE Study were published in the Journal of Endovascular Therapy. These results demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days. The following are highlights of the publication, with outcomes covering one-month follow-up:

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
In September 2019 and December 2019, the Effectiveness of Custom Seal with Ovation: Review of Evidence (“ENCORE”) reports regarding the study of polymer endovascular aneurysm repair (“Polymer EVAR”) using Ovation System were published in the Journal of Vascular Surgery. ENCORE is a pooled retrospective analysis of the 5 prospective clinical trials and registries and encompasses 1,296 patients, nearly 160 centers and over 200 investigators in the United States, Europe and Latin America. The studies within ENCORE had predefined follow-up periods ranging from 1 month to up to 5 years, and across the studies the median follow up was greater than 2 years. At 5 years, the ENCORE analysis included the following results for the Ovation System based on the available data:

•	99% freedom from AAA-related mortality;

•	99% freedom from conversion;

•	99% freedom from rupture;

•	96% freedom from reintervention for Type Ia endoleak; and

•	92% freedom from all device-related reintervention.
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
Marketing and Sales
We market and sell our platform of products through a direct sales force in the United States and 6 other countries. In select countries in Europe, Asia Pacific, Latin America and other targeted international geographies, we market and sell our products through a network of third party distributors and agents. For the year ended December 31, 2019, there was one customer that represented 10% or more of our consolidated revenue and consolidated accounts receivable.
United States. We market and sell our EVAR products in the United States through a direct sales force. The primary customer and decision-maker for our EVAR products is the vascular surgeon, and to a lesser extent, the cardiovascular surgeon, interventional radiologist and the interventional cardiologist. Through our direct sales force, we provide clinical support and service to many of the approximately 1,600 hospitals and approximately 4,000 physicians in the United States that perform EVAR. Approximately 66% of our revenue in the year ended December 31, 2019 was generated from sales of our EVAR products in the United States.
International. We market and sell our products outside of the United States through a direct sales force and through a network of third party distributors and agents. Approximately 34% of our revenue in the year ended December 31, 2019 was generated from sales of our EVAR and EVAS products outside of the United States.

Seasonality. Our global revenue does not reflect a significant degree of seasonality.  However, for our implant-based revenue, the number of medical procedures incorporating our products is generally lower during summer months.  We believe that this trend may be due to the summer holiday season in Europe and the United States.

See Note 7 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a tabular summary of our revenue disaggregation in the years ended December 31, 2019, 2018 and 2017.
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
Patents and Proprietary Information
We believe that protection of our intellectual property and proprietary information is key to protecting our technology. We continue to build a portfolio of apparatus and method patents covering various aspects of our current and future technology. In the area of aorta treatment systems, our rights include 43 United States patents, 16 pending United States patent applications and 42 issued foreign patents. As a result of our acquisition of Nellix, we added additional patents to our portfolio which have evolved to currently include 25 issued United States patents, 26 pending United States patent applications, and 18 issued foreign patents. As a result of our merger with TriVascular, we added patents to our portfolio which have evolved to currently include 53 issued United States patents, 20 pending United States patent applications, and 104 issued foreign patents. The expiration date of the patents in our combined portfolio ranges from 2020 to 2037. We intend to continue to file patent applications to strengthen our intellectual property position as we continue to develop our technology, while simultaneously avoiding paying unnecessary fees to maintain patents and applications when we believe it is not in our best interest.
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

ICD-10-PCS	Description
Abdominal Aorta
04V03DZ	Restriction of Abdominal Aorta, with Intraluminal Device, Percutaneous Approach
04V04DZ	Restriction of Abdominal Aorta, with Intraluminal Device, Percutaneous Endoscopic Approach
04V03DJ	Restriction of Abdominal Aorta, with Intraluminal Device, Temporary, Percutaneous Approach
04V04DJ	Restriction of Abdominal Aorta, with Intraluminal Device, Temporary, Percutaneous Endoscopic Approach
04U03JZ	Supplement of Abdominal Aorta with Synthetic Substitute, Percutaneous Approach
04U04JZ	Supplement of Abdominal Aorta with Synthetic Substitute, Percutaneous Endoscopic Approach
CMS reimburses these hospital inpatient procedures utilizing the following MS-DRGs. National average reimbursement values for 2019 are shown.

Aortic and Heart Assist Procedures Except Pulsation Balloon with MCC	$40,929
Aortic and Heart Assist Procedures Except Pulsation Balloon without MCC	$25,343
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
The second process, known as pre-market approval (i.e., the PMA process), requires us to collect and submit nonclinical and human clinical data on the medical device for its intended use to demonstrate that it is safe and effective. Human clinical data must be collected in compliance with FDA IDE regulations. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights. In the PMA process, the FDA will approve the medical device and thereby authorize its commercial distribution in the United States if it determines that the probable benefits outweigh the risks for the intended patient population, and, therefore, makes a determination of reasonable assurances of safety and effectiveness. The PMA process takes longer and is more expensive than the 510(k) process. Our Powerlink, IntuiTrak AFX, AFX2 and Ovation Systems were approved through this PMA process. The Nellix EVAS System is currently engaged in the PMA process and we anticipate will be made commercially available in the United States following PMA approval. In addition, the Ovation Alto Stent Graft System is also currently engaged in the PMA process and we anticipate commercial availability in the United States following its PMA supplement approval.
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

In the EU, one regulatory approval process exists. We must comply with the requirements of the Medical Devices Directive (“MDD”) and appropriately affix the CE Mark on our products to attest to such compliance. To obtain a CE Mark, our products must meet minimum standards of safety, performance and quality (“Essential Requirements”), and then comply with defined conformity assessment routes. A Notified Body, selected by us, assesses our Quality Management System (“QMS”) and our product conformity to the Essential Requirements and the requirements of the MDD. The Notified Body must perform regular inspections to verify compliance. The EU government ministries of health (“Competent Authorities”) oversee human clinical studies and post-market surveillance of approved products, referred to as Vigilance Reporting. We are required to report device failures and serious adverse events potentially related to product use to responsible Competent Authorities. We also must comply with additional requirements of individual countries in which our products are marketed. Our Powerlink, AFX, and Ovation System and Nellix EVAS System were approved through the CE marking process, though the CE Mark for the Nellix EVAS System has been suspended by our Notified Body. In addition, the new Medical Device Regulation which was finalized in 2017 (“MDR 2017”) will become effective in May 2020 in the EU. MDR 2017 will change several aspects of the existing regulatory framework, such as clinical data requirements, and introduce new ones, such as Unique Device Identification. We, and the Notified Bodies who will oversee compliance with MDR 2017, face uncertainties as MDR 2017 is rolled out and enforced, which, in addition to the increased costs of compliance, creates risks in several areas including the CE marking process and data transparency.
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
United States and Foreign Privacy Laws
We are subject to various United States federal and state privacy and security laws and regulations that protect the security and privacy of individually identifiable health information. For example, on January 1, 2020, the California Consumer Privacy Act (the “CCPA”), a bill intended to enhance privacy rights and consumer protection for residents of California, became effective. We are mindful that our systems require significant resources and oversight to protect employee, patient, physician and customer information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other healthcare professionals, have regulatory sanctions or other penalties imposed on us, have increases in operating expenses, incur expenses or lose revenue as a result of a data privacy breach, or suffer other adverse consequences.
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
The EU published the EU General Data Protection Regulation (the “GDPR”) in April 2016, which became effective in all EU member countries as of May 2018. This major piece of legislation represents the most significant change in EU data protection law since 1995. The GDPR mandates a baseline set of data privacy standards that will continue to have a significant impact on us as we are involved in the processing of personal data outside the EU. The GDPR also increases the penalties for noncompliance, with fines of up to €20 million or 4% of annual worldwide revenue.
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

Employees
As of December 31, 2019, we had 488 employees (as compared to 528 employees as of December 31, 2018), including 174 in manufacturing, 29 in research and development, 39 in clinical and regulatory affairs, 58 in quality, 129 in sales and marketing, and 59 in administration. We believe that the success of our business will depend on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.
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
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments to these reports, as applicable, available on our website, at www.endologix.com, free of charge as soon as practicable after filing or furnishing such reports with the United States SEC.

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
We have a direct sales force in the United States and in certain European countries. As we seek to increase our commercialization efforts with respect to existing products, and expand our commercialization efforts for new products, we will need to retain and develop our direct sales personnel to build upon their experience with our products and their relationships with customers. There is significant competition for sales personnel with experience in medical device sales, and the departure of high-performing sales personnel, or of leadership personnel within our sales organization, can lead to a significant loss of revenue, which could cause us to achieve revenue below our projections. If we are unable to attract, motivate and develop qualified sales personnel and thereby maintain and expand our commercial organization, we may not be able to maintain or increase our revenue in line with our forecasts or those of market participants. Further, we have experienced attrition within our sales organization in recent years, including with respect to key leadership positions, and if we are unable to retain and motivate the high-performing members of our sales force, we may suffer a loss of revenues that may not be recoverable in the near-term or at all.  Also, if our sales personnel are not sufficiently trained or qualified to successfully market and sell our products, our sales results and financial condition will be adversely affected.

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
We are currently restructuring certain aspects of our business and operations to reprioritize our sales and marketing efforts, rationalize our international presence and related expenses, streamline our workforce and take other measures to increase efficiencies, facilitate access to capital to fund operations as needed, decrease our cash consumption and decrease our cost to serve, while refocusing our business on strong execution of our core strategies. These restructuring plans reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether our restructuring efforts will prove successful depends on a number of factors, including, but not limited to: (i) our ability to access the capital markets, when needed, on terms acceptable to us or at all, and to maintain adequate liquidity to satisfy our debt covenants and to allow us to execute our business plans, (ii) our ability to service or refinance our existing indebtedness and pay off such indebtedness as it comes due, (iii) our ability to maintain suppliers’, hospitals’, medical facilities’ and practitioners’ confidence in our products, (iv) our ability to obtain regulatory approvals for our new products and product iterations and to maintain our material product approvals, (v) our ability to efficiently reduce our operational expenditures, while retaining key employees and programs, and (vi) the overall success of our business. In addition, as long as these cost restructuring efforts continue, and for a substantial time afterwards, our employees may face considerable distraction and uncertainty and we may experience increased levels of employee attrition. The implementation of these restructuring efforts has occupied a substantial portion of the time and attention of our management and may continue to impact our business, including revenue.

Our success depends on the growth in the number of AAA patients treated with endovascular devices and the general support for EVAR and EVAS technologies in the medical community.
We estimate that over 200,000 people a year are diagnosed with AAA in the United States, and that in 2019 approximately 74,000 people underwent aneurysm repair, either via EVAR or open surgical repair. Our growth will depend upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to undergoing open surgical repair. Initiatives to increase screening for AAA include SAAAVE, which was signed into law on February 8, 2006 in the United States. SAAAVE provides for one-time AAA screenings for men who have smoked at some time in their lives, and men or women who have a family history of the disease. Beginning January 1, 2007, screening has also been provided as part of the “Welcome to Medicare” physical. Such general screening programs may never gain wide acceptance. The failure to diagnose more patients with AAA could negatively impact our revenue growth.
Furthermore, certain recent industry guidance in the EU has questioned the safety and effectiveness of EVAR and EVAS. In May 2018, the United Kingdom’s National Institute for Health and Care Excellence (“NICE”) issued draft guidance on AAA diagnosis and management that, among other things, states that patients should not be offered EVAR if open surgical repair is suitable. In November 2018, the European Society for Vascular Surgery (the “ESVS”) presented its updated guidelines on the treatment of AAA which included a strong negative recommendation regarding the use of EVAS in clinical practice outside of studies approved by research ethics committees and only with informed consent from the patients, until adequately evaluated. These recommendations and guidelines, and other recommendations and guidelines that may be released from time to time, may adversely affect the growth in the number of AAA patients that are treated with endovascular devices, and adversely affect the commercial availability and customer adoption of our EVAS products, which in turn could have a material adverse effect on our financial condition.
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
Our manufacturing facilities and the manufacturing facilities of any of our third party component manufacturers, critical suppliers or third party sterilization facilities are required to comply with strict quality controls and highly complex and rigorous quality requirements, including the FDA’s Quality System Regulation (“QSR”) which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell. Medical device quality controls are extremely important due to the serious and costly consequences of a product failure. Problems can arise during the process of manufacturing our products and product components for a number of reasons, including equipment malfunction, failure to maintain or follow necessary protocols and procedures, raw material problems or human error.

The FDA and other regulatory authorities, and their respective representatives, may evaluate our compliance with the QSR and similar quality regulations in other jurisdictions outside of the United States, in a variety of ways, including through periodic announced or unannounced inspections, which could disrupt our operations and interrupt our manufacturing. If, in conducting an inspection of our manufacturing facilities or the manufacturing facilities of any of our third party component manufacturers, critical suppliers or third party sterilization facilities, investigators observe conditions or practices that are believed to violate the QSR or other applicable regulations, these investigators may recommend, and the applicable regulatory authorities may take, administrative or enforcement actions, including a corporate warning letter, consent decree, product seizure, injunction and/or civil or criminal prosecution, which could result in total or partial suspension of a facility’s production and/or distribution activities, product recalls, fines, civil penalties, suspension or termination of regulatory authorities’ review of product applications, heightened product liability exposure, and adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay or lead to revocation of FDA or other regulatory approval of our products and could have an adverse effect on our production, sales and profitability.
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
Sales of our products outside of the United States represented approximately 34% of our revenue in 2019. In select countries in Europe, Asia Pacific, Latin America and other targeted international geographies, we market and sell our products through a network of third party distributors and agents. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive United States and foreign governmental trade, import and export, and custom regulations and laws.
Pursuant to the SEC rules regarding disclosure of the use of certain minerals in our products, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, we are required to disclose the procedures we employ to determine the sourcing of such minerals, and metals produced from those minerals. Our adherence to these rules could adversely affect the sourcing, supply and pricing of materials used in our products, which could increase our expenses. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs associated with possible changes to products, processes, or sources of supply as a consequence of such verification activities. Although we intend to disclose that we utilized certain of the four conflict minerals in our products in our conflict minerals report for the 2019 calendar year, we have been unable in all instances to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.

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
Public health threats such as COVID-19 could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations, as well as the operations of our customers, suppliers, distributors and other business partners.  For example, the outbreak in December 2019 of a novel coronavirus (COVID-19) has resulted in decreased economic activity in China, as well as a number of other countries, and the scope of the outbreak and its impacts is continuing to expand.  We anticipate that our business activities will be adversely affected by the COVID-19 outbreak, but it is not currently possible to understand the full extent of the direct and indirect impacts on our business, the business of our partners, or the global economy as a whole.

The COVID-19 outbreak, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we may be required to take extraordinary measures to ensure the safety of our employees and those of our business partners. These measures could require that our employees refrain from traveling to their normal workplace for extended periods of time, which in turn could result in a decrease in our commercial activities, or result in higher costs or other inefficiencies.  In addition, our employees may be required to take time off for extended periods of time due to illness or as a result of government-imposed changes to daily routines, including school closures.  These impacts could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions.  In particular, if we were required to suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation.  We are also dependent upon our suppliers for many of our product components, and the outbreak could have a material adverse impact on the operations of one or more of our suppliers, which could prevent them from timely delivering products to us.  Further, our business would be harmed if our customers seek to limit or prevent access by our sales and clinical support teams (or the sales and clinical support teams of our distribution partners) to their operating rooms, or to their facilities generally, which we have already experienced in certain locations.  Finally, the outbreak has resulted in restrictions on domestic and international travel, which could have a negative impact on our customer engagement efforts, including through the cancellation or postponement of Company-sponsored educational events, as well as third-party conferences, trade shows and similar events.

We expect any further spread of the COVID-19 outbreak, or even the threat or perception that this could occur, could have a material adverse effect on our business, operations and financial results.

Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions.
The risks associated with international operations include the following:

•
major public health issues such as the outbreak of a pandemic or epidemic (such as Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 virus, the Ebola virus, or COVID-19), which could cause disruptions to our commercial operations or supply chain, or the commercial operations and supply chain of our customers, manufacturers, partners and other third-party collaborators;

•	difficulties in enforcing or defending intellectual property rights;

•	pricing pressure that that may require us to curtail or terminate operations in certain jurisdictions;

•	a shortage of high-quality sales people and distributors;

•
changes in third party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	rulings, findings, reports, recommendations or guidance from governmental or industry entities that are adverse to our products or to EVAR/EVAS products and technologies generally;

•	the imposition of additional United States and foreign governmental controls or regulations;

•	political, economic and social instability;

•	disruptions caused by regional natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events,

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of restrictions on travel within or across certain jurisdictions;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables in certain jurisdictions;

•	the imposition of costly and lengthy new export licensing requirements or other trade restrictions; and

•
the imposition of United States or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity.

If we experience any of these risks, it could have a material adverse impact on our financial condition and results of operations.

We depend on our officers and other skilled personnel to operate our business effectively. If we are not able to retain our current employees or recruit additional qualified personnel, our business will suffer and our future revenue and profitability will be impaired.
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
Under Mr. Onopchenko’s leadership, we streamlined and restructured certain of our operations and implemented certain management changes. These plans resulted in significant changes in the composition of the senior management team. The loss of these members of senior management, and any future attrition resulting from or arising during planned restructuring efforts (whether such attrition is expected or unexpected), could significantly impact our ability to operate and manage our business and could negatively impact our financial results. We anticipate that we may further augment our leadership team as we deem necessary or advisable. There is no assurance that our executive team will be successful in implementing our restructuring efforts and executing our long-term strategies, or will remain with us over the longer-term.

We also depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain anticipated FDA clearances and approvals, achieve market acceptance of our products and further develop products, while addressing our strategic objectives through the implementation and enhancement of effective planning, manufacturing and operating processes.
We have experienced a significant level of employee attrition in recent years, including within our sales organization.  In addition, we compete for personnel against companies with more expansive product offerings and greater technical and financial resources. Successfully managing our business will require us to attract and retain talented and experienced management, sales and technical personnel, but there is no guaranty that we will be able to hire or retain such personnel.

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

•
third party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or take actions that are inconsistent with the investigator agreement, clinical study protocol, good clinical practices, and other FDA and Institutional Review Board requirements;

•	failure to complete data collection analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate, near and/or long-term safety or efficacy of our products;

•	the study design is inadequate to demonstrate safety and efficacy of our products; or

•	the results of the study do not meet the study endpoints.
Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing in addition to those we have planned. For example, in 2017, the FDA required us to initiate a confirmatory trial, called EVAS2, of our Nellix EVAS System because it deemed the results of our EVAS1 trial insufficient to support regulatory clearance. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use.
We depend on a significant number of third party suppliers, including single sourced suppliers that supply numerous components for our product lines, and any disruption in the supply of such materials could impair our ability to manufacture our products or meet customer demand for our products in a timely and cost effective manner.
We currently rely, and expect to continue to rely, on third party suppliers to supply components of our current products and our potential future products. Our reliance on these third party suppliers, many of which are single source suppliers, exposes our operations to disruptions in supply, including disruptions caused by:

•	failure of our suppliers to comply with regulatory or quality requirements, or to comply with our specifications;

•	failure of our suppliers to timely notify us of changes to the components they supply;

•	contractual or other disputes with any such supplier, including with respect to compliance with product supply and/or payment terms;

•	change of ownership of a supplier through acquisition or sale of a business

•	any strike or work stoppage;

•	disruptions in shipping;

•	manufacturing limitations or other restrictions on availability or use of raw materials or components necessary for the development, testing, manufacture or sale of our products;

•	a natural disaster or extraordinary event caused by fire, flood, earthquakes, environmental accidents or health epidemics; or

•	a supply shortage experienced by a single source supplier.
For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis.
We do not have long-term supply agreements with many of our suppliers and, in many cases, we make our purchases on a purchase order basis. As a result, our ability to purchase adequate quantities of our components or products may be limited. Additionally, our suppliers may encounter problems that limit their abilities to manufacture components or products for us, including financial difficulties, change in ownership or damage to their manufacturing equipment or facilities. If we fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer. Furthermore, negative perceptions among our suppliers regarding our overall financial stability, and our ability to sustain our business operations on a long-term basis, may cause one or more of our suppliers to limit, suspend or terminate their relationships with us, or to claim that our financial condition causes them to demand different payment or supply terms. To the extent that we seek financial concessions from our suppliers, including with respect to payment or supply terms, these suppliers may decline to grant such concessions and may further respond by limiting or terminating their sales of product components to us.
Dependence on a significant number of sole suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, in some cases, we do not have long-standing relationships with our suppliers and the limited size of our order quantities for certain components may not be sufficient to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventory that is being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet, or possibly prevent us from meeting, our sales commitments, which could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.
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

The medical device industry is subject to extensive patent litigation, and if our products or processes infringe upon the intellectual property of third parties, or if we are involved in a claim that our products or processes infringe upon the intellectual property of third parties, the sale of our products may be challenged and we may have to defend costly and time-consuming legal proceedings.
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
The manufacture, marketing and sale of our commercial products, and the clinical testing of our products under development, may expose us to significant risk of product liability claims. Historically, we have had a small number of product liability claims relating to our products, none of which either individually, or in the aggregate, resulted in a material negative impact on our business. As the result of recent field Safety Notices and related regulatory communications involving our AFX and Ovation systems, as well as commercial withdrawal of our Nellix EVAS System and related regulatory communications, we may see an increase in product liability activity. For instance, we have experienced a recent increase in lawsuits regarding the Company’s legacy AFX with Strata product. These and any additional product liability claims may have, individually or in the aggregate, a negative impact on our business if they are not resolved on terms favorable to the Company. Such claims could divert our management from pursuing our business strategy and may be costly to defend. Regardless of the merit or eventual outcome, product liability claims may result in:

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

The protection of our confidential or sensitive information, as well as information relating to our employees and other individuals, customers and suppliers, is vitally important to us as the loss, theft, misuse or unauthorized disclosure of such information could lead to significant reputational or competitive harm, cause our suppliers to reconsider their relationships with us, result in litigation, expose us to regulatory proceedings, and subject us to significant liabilities, fines and penalties.  For example, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, including newer regulations such as the CCPA, which took effect on January 1, 2020, Action on the Protection of Personal Information in Japan and the GDPR in the EU. As a result, we believe our future success and growth depends, in part, on the ability of our business processes and systems to prevent the theft, loss or misuse of this confidential or sensitive information, and to respond quickly and effectively if security incidents do occur.

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
We have a history of operating losses and will need to seek additional capital in the future. We believe that our existing liquidity will be sufficient to meet our anticipated cash needs for at least the next 12 months. In the future we will need to obtain additional financing to pursue our business strategy, to discharge existing indebtedness as it comes due, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for our existing and future products;

•	the revenue generated by sales of our existing and future products;

•	the need for additional capital to fund existing and future development programs;

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs involved in obtaining and enforcing patents and other intellectual property;

•	the costs of defending or responding to any litigation or investigations initiated by third parties, including intellectual property and securities litigation;

•	the establishment of high-volume manufacturing and increased sales and marketing capabilities; and

•	whether we are successful if we enter into collaborative relationships with other parties.

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
Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our amended and restated facility agreement and credit agreement (“Amended Credit Agreement”), each dated August 9, 2018, with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), (each as amended to date, collectively the “Deerfield Agreements”), in respect of our $160.5 million term loan facility and $50.0 million revolving loan facility, respectively, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business.
The Deerfield Agreements contain a number of restrictive and negative covenants, including, but not limited to, the incurrence additional indebtedness, maintenance of our listing on Nasdaq, compliance with certain financial covenants, and numerous others. Any deterioration in our revenue, key financial ratios, or non-compliance with certain financial, reporting, regulatory, operational or other covenants or terms in existing or future loan or credit agreements, including the Deerfield Agreements, may result in an event of default under such agreements, which also could adversely affect our business and financial condition.
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
In April 2019, we consummated a restructuring of our indebtedness. Pursuant to an exchange agreement with two existing investors, we exchanged (the “2019 Exchange”) approximately $73.4 million of the $84.5 million principal amount of our outstanding 3.25% Convertible Senior Notes due 2020 (the “3.25% Notes”) for $25.0 million of principal amount of new 5.00% Mandatory Convertible Senior Notes due 2024 (the “5.00% Mandatory Notes”) and approximately $42.0 million of principal amount of the 5.00% Voluntary Convertible Senior Notes due 2024 (the “5.00% Voluntary Notes”, and together with the 5.00% Mandatory Notes, the “5.00% Notes”). The 5.00% Notes are convertible into common stock of the Company, on either a mandatory or voluntary basis, subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with aggregate ownership limitations). Simultaneously with the consummation of the Exchange, the Deerfield Agreements were amended to provide for, among other things, (i) the reduction of our global excess liquidity covenant from $22.5 million to $17.5 million and the reduction of the minimum net revenue financial covenants; and

(ii) reduction of our first term loan repayment amount to Deerfield, due April 2021, from $40 million to $20 million (and accompanying $10 million increase in each of our respective term loan repayments to Deerfield due in April 2022 and April 2023). The Company does not anticipate that the large majority of the mandatory and voluntary conversions of the 5.00% Notes into shares of our common stock will occur; thus, we may be required to pay these debt obligations in cash as they become due, unless we can refinance or exchange such notes on terms acceptable to the holders thereof.
In February 2020, pursuant to an exchange agreement with three existing investors, we exchanged (the “2020 Exchange”) approximately $11.0 million of the remaining $11.1 million principal amount of our 3.25% Notes plus accrued and unpaid interest for $11.1 million of principal amount of new 5.00% Voluntary Convertible Senior Notes due 2024 (the “2020 Exchange Notes”). The 2020 Exchange Notes are convertible into common stock of the Company, on a voluntary basis, subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with aggregate ownership limitations).
Further, approximately $0.2 million of the 3.25% Convertible Senior Notes remain outstanding after the 2019 Exchange and 2020 Exchange and will be subject to repayment upon maturity in November 2020 unless earlier exchanged or refinanced. We may not have sufficient cash to satisfy our repayment obligations as they become due, which could result in a default on our debt obligations.
Concurrently with the 2020 Exchange, we further amended the Deerfield Agreements in order to, among other things, extend the first amortization payment date from April 2021 to July 2021 and to establish a series of milestone events, the achievement of which would require Deerfield to convert up to approximately $70.7 million into shares of our Series DF-1 Preferred Stock, subject to satisfaction of certain other conditions precedent (including satisfaction of certain stock price thresholds). In total, more than $100 million of the aggregate $160.5 million outstanding principal amount (in addition to the preexisting right of Deerfield to obtain up to 1.43 million shares of common stock upon the conversion of a portion of the outstanding indebtedness under the term loan) is potentially convertible into shares of our common stock or Series DF-1 Preferred Stock. In addition, in the event we achieve net sales of our Alto product of at least $1.0 million by June 30, 2020 and provided that we report net revenue of at least $142.5 million for the year ended December 31, 2020 and complies with the global excess liquidity requirement, the maturity date shall be extended from April 2, 2023 to December 22, 2023 and the second amortization date shall be extended from April 2, 2022 to April 2, 2023. Further, the amendment provides that the interest payment date due April 1, 2020 will be payable in paid-in-kind interest by increasing the principal amount of the loans by an amount equal to the interest that has accrued.
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
On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “PPACA”). The total cost imposed on the medical device industry by the PPACA may be up to approximately $20 billion over ten years. Elements of the PPACA include comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, which may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.
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

•	FDA Regulations (Title 21 CFR);

•	EU CE Mark requirements, including the new Medical Device Regulations and MEDDEV 2.7.1 Rev.4, which implement stricter requirements for clinical data to support new product approvals;

•	Other international regulatory approval requirements;

•	Medical Device Single Audit Program (“MDSAP”);

•	Medical Device QMS Requirements (21 CFR 820, ISO 13485:2003, EN ISO 13485:2012, ISO 13485:2016, and other similar international regulations);

•	Occupational Safety and Health Administration requirements; and

•	CDHS requirements.
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
Our products remain subject to strict regulatory controls on manufacturing, marketing and use. We have in the past been required to modify or recall our products after release, either voluntarily or in response to regulatory action or unanticipated difficulties encountered in general use, and we may be required to do so again the future. Any such action could have a material effect on the reputation of our products and on our business and financial position.
Further, regulations may change, and any additional regulation could limit, delay or restrict our ability to market our products, which could harm our business. We could also be subject to new international, federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. For example, in the EU, the new MDR was finalized in 2017 and will become effective in May 2020. MDR 2017 will change several aspects of the existing regulatory framework, such as clinical data requirements, and introduce new ones, such as Unique Device Identification. We, and the notified bodies who will oversee compliance with MDR 2017, face uncertainties as MDR 2017 is rolled out and enforced, which, in addition to the increased costs of compliance, creates risks in several areas including the CE marking process and data transparency. If and as regulations are changed or new regulations are added, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.
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
We are required to comply with MDR requirements and must report certain malfunctions, deaths, and serious injuries associated with our products to regulatory agencies, which can result in voluntary corrective actions or agency enforcement actions.
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

We may be subject to privacy and security laws and regulations that protect personal health information and other types of personal information, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business
The HIPAA statute, and its implementing regulations, safeguard the privacy and security of individually-identifiable health information. Certain of our operations may be subject to these requirements. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to “business associates,” such as independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many states have adopted data privacy and protection legislation offering similar or expanded protections to consumers and imposing security, reporting and notification requirements which are in some instances more stringent than those imposed by HIPAA or HITECH. In California, the CCPA, which took effect on January 1, 2020, imposes new requirements regarding the collection, use and sharing of the personal information of California residents and therefore may place similar ongoing compliance obligations on us. The CCPA permits California’s Attorney General to file a civil enforcement action and seek monetary penalties for violations of the CCPA. It also grants to California residents the right to sue for breaches of certain types of personal information, and courts may award statutory damages up to $750 per consumer per incident, or actual damages, whichever is greater. California’s Attorney General has proposed draft regulations for implementing the CCPA but regulations have not yet been adopted. The CCPA and its implementing regulations may change periodically, which could have an effect on our business operations if compliance becomes substantially costlier than under current requirements.
The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR has imposed additional compliance obligations on us, including by mandating additional documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to €20 million or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements.
Risks Related to Our Common Stock
We have certain contractual obligations pursuant to which we may be obligated to issue a significant number of additional shares of our common stock, which would result in a substantial amount of dilution to our existing stockholders.
Pursuant to the debt restructuring transactions we consummated in April 2019 and February 2020:

•
Up to the entire $25 million of 5.00% Mandatory Notes and $42.02 million of 5.00% Voluntary Notes are potentially convertible into our common stock upon satisfaction of certain conditions, including commencement of the applicable conversion period, achievement of minimum stock price thresholds, and compliance with ownership “blockers” (which are maximum ownership amounts that certain investors can hold at any one time expressed as a percentage of the Company’s total outstanding shares of common stock).

•
Up to the entire $11.1 million 2020 Exchange Notes are potentially convertible into our common stock upon satisfaction of certain conditions, including commencement of the applicable conversion period, achievement of minimum stock price thresholds, and compliance with ownership “blockers” (which are maximum ownership amounts that certain investors can hold at any one time expressed as a percentage of the Company’s total outstanding shares of common stock).

•
Approximately $100.7 million of the $160.0 million of indebtedness to Deerfield under the Deerfield Agreements are potentially convertible into shares of the Company’s common stock or Series DF-1 Preferred Stock (which is convertible into shares of common stock at any time, subject to ownership blockers), either at Deerfield’s election, or on a mandatory basis (subject to satisfaction of certain conditions precedent and compliance with ownership blockers).

As the “mandatory” and “voluntary” conversion events referenced above are subject to a number of conditions precedent, the actual dilution that could occur as a result of the remainder of these conversion features, though potentially material, is not susceptible of determination at this time.
In addition, under the terms of our Deerfield Agreements, we have issued warrants to Deerfield to purchase up to an aggregate total of 1,522,002 shares of our common stock. In addition, Deerfield has the right to convert a portion of the indebtedness outstanding under the Deerfield Agreements into a maximum of approximately 1.43 million shares of our common stock.
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
The trading price of our common stock has declined significantly in the past 24 months. We believe our stock price has been, and will continue to be, subject to wide fluctuations in response to a variety of factors, including the following:

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
Trading in our stock over the past 24 months has been limited, which may increase the volatility of the trading price of our stock.
The average daily trading volume in our common stock for the twenty four months ended December 31, 2019 was approximately 148,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock may result in further downward pressure on the market price of our common stock. If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
Our operating results may fluctuate significantly from quarter to quarter.
There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory approvals by us or our competitors. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

•	our ability to increase sales from our current products, and to commercialize and sell our future products;

•	introduction of proposed products, technologies or treatment techniques by us or our competitors;

•	the number and mix of our products sold in each quarter;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	changes in third party payors’ reimbursement policies;

•	our ability to maintain and motivate our sales force;

•	our ability to manufacture products that meet quality and regulatory requirements;

•	results of clinical research and trials on our existing and future products;

•	the timing and expense associated with obtaining and maintaining regulatory approval of our products;

•	product recalls involving our products or the products of our competitors;

•	the timing of revenue and expense recognition associated with our product sales pursuant to applicable accounting standards.
Because of these and possibly other factors, it is possible that in future periods our operating results will not meet investor expectations or those of securities analysts.

In addition, our operating expenses may exceed our projections for various reasons, including unanticipated litigation or regulatory expenses or other costs imposed as a result of third-party actions or omissions. Any such expenses in excess of forecast may exacerbate the quarterly fluctuations in our operating results. If our quarterly or annual operating results fall below the expectation of securities analysts or other market participants, or below the results expressed or implied by our financial guidance, the price of our common stock could decline substantially. Further, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially, and these price fluctuations could result in further pressure on our stock price. We believe quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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
In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. We believe this risk may be particularly relevant to us as we have experienced a significant stock price decline in the past 24 months and may experience significant stock price volatility in the future. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations.

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

In 2019, we moved our European administrative office facility in the Netherlands from Rosmalen to 's-Hertogenbosch. This administrative office facility consists of approximately 4,000 square feet under an operating lease scheduled to expire in November 2024.
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

Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “ELGX.”
Holders
On March 4, 2020, there were 84 holders of record of our common stock.
Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities
None.

Item 6.	Selected Financial Data
The following selected consolidated financial data have been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2019, 2018 and 2017 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and the accompanying notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	$143,370	$156,473	$181,157	$192,925	$153,612
Loss from operations	(42,549)	(68,192)	(41,820)	(95,074)	(52,913)
Net loss	$(64,757)	$(79,714)	$(66,400)	$(154,677)	$(50,424)
Basic and diluted net loss per share	$(3.84)	$(9.07)	$(7.97)	$(19.10)	$(7.45)
Shares used in computing basic and diluted loss per share	16,850	8,790	8,333	8,098	6,767

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Total assets	307,164	293,070	365,047	359,684	331,050
Debt	172,060	198,078	208,253	177,178	167,748
Total liabilities	243,308	253,424	289,985	246,891	227,743
Total stockholders’ equity	63,856	39,646	75,062	112,793	103,307

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
Our Business
Our corporate headquarters are located in Irvine, California and manufacturing facilities are located in Irvine, California and Santa Rosa, California. We develop, manufacture, market and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally-invasive endovascular treatment of AAA. Our AAA products are built on one of two platforms: (i) traditional minimally-invasive EVAR; or (ii) EVAS, our innovative solution for sealing the aneurysm sac while maintaining blood flow.
We sell our products through our direct sales force in the United States and internationally through a combination of direct sales and a network of third party distributors and agents.
For an overview of our business, products, product development initiatives and clinical trials, see Item 1, “Business.”
Recent Developments
IDE Approval and Shelf-Life Extension
In August 2019, we announced that we have received IDE approval from the FDA to commence a new pivotal study to evaluate the safety and effectiveness of ChEVAS for the endovascular treatment of complex AAA. The ChEVAS system is an endovascular AAA therapy designed to combine the Nellix 3.5 endograft with parallel visceral stents to enable treatment of patients with juxta-renal, para-renal, and suprarenal AAA. The application of EVAS for patients with complex aneurysms is expected to offer innovative new technology to a group of patients that are underserved by the current standard of care.
In October 2019, our AFX2 product received a 3-year shelf-life approval from the FDA.
Equity Financing and Debt Restructuring
On March 31, 2019, the Company entered into (i) a Purchase Agreement with select institutional investors and certain other parties, (ii) an Exchange Agreement, providing for the exchange by certain holders of the Company’s existing notes for new notes, (iii) a Second Amendment to Amended and Restated Facility Agreement and First Amendment to Amended and Restated Guaranty and Security Agreement with Deerfield Private Design Fund IV, L.P. and certain of its related funds and affiliates, (iv) a Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement with Deerfield ELGX Revolver, LLC and certain of its affiliates. As previously disclosed, the effectiveness of the Deerfield Agreements were conditioned on the closing of the transaction contemplated by the Purchase Agreement and the Exchange Agreement.
On April 3, 2019, the Company closed the transactions contemplated by each of the Purchase Agreement and the Exchange Agreement and the terms of the Deerfield Agreements became effective. The Company received gross proceeds of approximately $52.2 million pursuant to the Purchase Agreement and exchanged an aggregate principal amount of approximately $73.4 million of principal amount of old notes plus accrued but unpaid interest for an aggregate of $67.0 million of principal of new notes pursuant to the Exchange Agreement. The Company has issued the warrants and first out waterfall notes contemplated by the Deerfield Agreements. See Note 6 and Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details.
On February 24, 2020, the Company entered into a February 2020 Exchange Agreement and Fourth Amendment to Amended and Restated Facility Agreement and Amendment to First Out Waterfall Notes (the “Fourth Facility Amendment”). The Fourth Facility Amendment provides for, among other things, the conversion of certain portions of the outstanding convertible debt upon the achievement of certain milestones. In addition, 8.333% (or approximately $10.7 million as of February 24, 2020) of the First Out Waterfall Loans currently due on April 2, 2021 (the “First Amortization Payment”) will be extended to July 1, 2021. Further, the Fourth Facility Amendment provides that the interest payment date due April 1, 2020 will be payable in paid-in-kind interest by increasing the principal amount of the loans by an amount equal to the interest that has accrued. See Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.
On February 24, 2020, the Company and three investors holding approximately $11.0 million of the principal amount of the Company’s 3.25% Senior Notes due 2020 (the “Holders”) entered into an Exchange Agreement (the “2020 Exchange Agreement”) providing for the exchange of the Holders’ existing notes (the “Existing Notes”) for new 5.00% Voluntary Convertible Senior Notes due 2024 (the “2020 5.00% Voluntary Notes”). Pursuant to the 2020 Exchange Agreement, on February 24, 2020, the exchanging Holders are exchanging all outstanding principal plus accrued and unpaid interest under the Existing Notes into the same amount of principal of 2020 5.00% Voluntary Notes pursuant to the 2020 Exchange Agreement. The 2020 5.00% Voluntary Notes are being issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and Rule 506 thereunder. See Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.

On February 24, 2020, the Company entered into a Fourth Amendment to Credit Agreement (the “Credit Amendment”) with Deerfield Revolver and certain funds managed by Deerfield Management Company, L.P., dated as of August 9, 2018. The Credit Amendment includes conforming revisions to reflect the changes in the Fourth Facility Amendment. In addition, the Credit Amendment provides that if the Company satisfies the Maturity Extension Conditions, the credit agreement maturity date will extend to the earlier of (i) December 22, 2023 or (ii) the date the loans pursuant to the Facility Agreement have been repaid in full.

International Expansion
In August 2019, we announced an agreement naming Boston Scientific Corporation (NYSE: BSX) the exclusive distributor of Endologix Products in China. We are continuing to assess discrete international expansion opportunities that are consistent with our business strategy, including entry into certain markets through established distributor partners.

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
•Inventory — lower-of-cost-or-market;
•Debt and derivative liabilities;
•Impairment of Goodwill, indefinite-lived intangible assets, and long-lived assets;
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
Debt and Derivative Liabilities
We account for the refinance of our debt in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-50, Debt Modifications and Extinguishment. We account for refinancing of debt as an extinguishment if terms of the new debt and original debt are substantially different (i.e. the present value of the cash flows under the terms of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the original debt). The original debt is derecognized and the new debt is recorded at fair value, with the difference recorded as extinguishment gain or loss line item of the Consolidated Statements of Operations and Comprehensive Loss. If the terms of the new debt and original debt are not substantially different, the debt refinancing is accounted for as debt modification where no gain or loss is recognized.
We incurred debt issuance costs in connection with the issuance and refinance of our convertible notes and term loan facility which we have presented as a direct deduction against the carrying amount of the debt and were amortized to interest expense using the effective interest method.
Our debt includes conversion features that meets the definition of embedded derivative under ASC 815. Consequently, the embedded derivatives were bifurcated and accounted for separately at fair value. Changes in the fair value of the derivative liabilities are determined at each period end and are recorded in the change in fair value of derivative liabilities line item of the Consolidated Statements of Operations and Comprehensive Loss and the non-current liabilities line items of the Consolidated Balance Sheets.
Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in business circumstances suggest the potential of an impairment. The evaluation of indefinite-lived intangible assets for impairment allows for a qualitative assessment to be performed. In performing our qualitative assessment, we consider relevant events and conditions including, but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, legal and regulatory factors and market capitalization.
We completed our annual test for impairment of goodwill and indefinite-lived intangible assets as of June 30, 2019, under the quantitative assessment, with no resulting impairment, as our market capitalization was in substantial excess of the value of our total stockholders’s equity (we have one reporting unit for purposes of our goodwill impairment test).
In the fourth quarter of the year ended December 31, 2019, we determined that there was a sufficient indicator to trigger an additional interim goodwill impairment test due to a significant decrease in our market capitalization during the fourth quarter of 2019. Our interim goodwill impairment test was prepared as of December 31, 2019 using a quantitative assessment to determine if the fair value of our single reporting unit was less than its carrying value as of the test date. Based on the results of the quantitative interim goodwill impairment test, the fair value of our single reporting unit substantially exceeded its carrying value and therefore, no impairment charge was recognized as of December 31, 2019.
In performing the quantitative goodwill assessment, we estimate the reporting unit's fair value based on its enterprise value plus an assumed control premium as evidence of fair value. The estimates used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions, stock price fluctuations or other factors. Changes in these estimates could materially affect our estimate of the fair value of the reporting unit and our resulting conclusion as to any goodwill impairment for the reporting unit.
If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently in the future and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
Long-lived assets, including finite-lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived intangible asset or asset group may not be recoverable. the first step in the impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. The fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by a number of factors, including, among others, future results, demand and economic conditions, many of which can be difficult to predict.
For reasons similar to those described above related to goodwill, during the fourth quarter of 2019, we performed the first step of the impairment analysis over our asset groups as of December 31, 2019. The results of the first step of the impairment analysis indicated that the sums of the undiscounted future cash flows of our asset groups exceeded their carrying amounts. Accordingly, no impairment charge was recognized as of December 31, 2019.
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
Contingent Consideration for Business Acquisition
We determined the fair value of contingently issuable common stock on the date of the Nellix acquisition using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs (see Note 2 to our Consolidated Financial Statements for additional details)). Changes in the fair value of the contingently issuable common stock are determined at each period end and are recorded in the other income (expense), net line item of the Consolidated Statements of Operations and Comprehensive Loss and the current and non-current liabilities line items of the Consolidated Balance Sheets. The fair value of the contingent consideration liability could be impacted by changes such as: (i) fluctuations in the price of our common stock or (ii) the timing of achieving the underlining milestones
Litigation Accruals
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
Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2019
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which amends fair value disclosure requirements. ASU No. 2018-13 removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU No. 2018-13 clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early-adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. We early-adopted ASU No. 2018-13 in the year ended December 31, 2018 as it pertains to removed and modified disclosures, which did not result in any change to our consolidated financial statements. We are currently assessing the impact that adoption of the additional disclosures will have on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the first quarter of our fiscal year 2022, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC are not expected to have a material effect on our consolidated financial statements.

Results of Operations
Operations Overview — 2019, 2018 and 2017
The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands, except percentages):

	Year Ended December 31,
	2019		2018		2017
Revenue	$143,370	100.0%	$156,473	100.0%	$181,157	100.0%
Cost of goods sold	52,284	36.5%	64,550	41.3%	59,828	33.0%
Gross profit	91,086	63.5%	91,923	58.7%	121,329	67.0%
Operating expenses:
Research and development	18,104	12.6%	20,793	13.3%	21,019	11.6%
Clinical and regulatory affairs	14,036	9.8%	13,851	8.9%	12,952	7.1%
Marketing and sales	64,673	45.1%	76,855	49.1%	92,400	51.0%
General and administrative	35,984	25.1%	43,477	27.8%	35,301	19.5%
Restructuring costs	838	0.6%	3,270	2.1%	1,477	0.8%
Contract termination, product withdrawal and business acquisition expenses	—	—%	1,869	1.2%	—	—%
Total operating expenses	133,635	93.2%	160,115	102.3%	163,149	90.1%
Loss from operations	(42,549)	(29.7)%	(68,192)	(43.6)%	(41,820)	(23.1)%
Total other expense, net	(26,933)	(18.8)%	(11,238)	(7.2)%	(25,039)	(13.8)%
Net loss before income taxes	(69,482)	(48.5)%	(79,430)	(50.8)%	(66,859)	(36.9)%
Income tax (expense) benefit	4,725	3.3%	(284)	(0.2)%	459	0.3%
Net loss	$(64,757)	(45.2)%	$(79,714)	(50.9)%	$(66,400)	(36.7)%
Year Ended December 31, 2019 versus December 31, 2018
Revenue

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Variance	Percent Change
Revenue	$143,370	$156,473	$(13,103)	(8.4)%
United States Sales. Net sales in the United States totaled $95.3 million in the year ended December 31, 2019, a 12.6% decrease from $109.1 million in the year ended December 31, 2018, due to lower sales volume driven by the restructuring of the U.S. Sales team.

International Sales. Net sales in our international regions totaled $48.1 million in the year ended December 31, 2019, a 1.4% increase from $47.4 million in net sales of products in our international regions in the year ended December 31, 2018. The increase was due to higher sales volume driven by the timing of orders to distributors partially offset by the restructuring of the European Sales team.

Cost of Goods Sold, Gross Profit and Gross Margin Percentage

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Variance	Percent Change
Cost of goods sold	$52,284	$64,550	$(12,266)	(19.0)%
Gross profit	91,086	91,923	(837)	(0.9)%
Gross margin percentage (gross profit as a percent of revenue)	63.5%	58.7%	4.8%
Gross margin percentage in the year ended December 31, 2019 increased to 63.5% from 58.7% in the year ended December 31, 2018. The increase in gross profit margin was attributable to lower inventory reserves, partially offset by an unfavorable geographic mix in the year ended December 31, 2019 compared to prior year period. In addition, gross profit in the year ended December 31, 2018 was negatively impacted by $8.7 million of inventory reserves related to our recall of our Nellix EVAS System (see further details included in Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Variance	Percent Change
Research and development	$18,104	$20,793	$(2,689)	(12.9)%
Clinical and regulatory affairs	14,036	13,851	185	1.3%
Marketing and sales	64,673	76,855	(12,182)	(15.9)%
General and administrative	35,984	43,477	(7,493)	(17.2)%
Restructuring costs	838	3,270	(2,432)	(74.4)%
Contract termination, product withdrawal and business acquisition expenses	—	1,869	(1,869)	(100.0)%
Research and development. The $2.7 million decrease in research and development expenses for the year ended December 31, 2019, as compared to the prior year period, was attributable to lower headcount driven by the restructuring of our operations and to the timing of project spending.
Clinical and regulatory affairs. The $0.2 million increase in clinical and regulatory affairs expenses, as compared to the prior year period, was attributable to costs associated with our investment in clinical evidence.
Marketing and sales. The $12.2 million decrease in marketing and sales expenses, as compared to the prior year period, was attributable to lower headcount driven by the restructuring of our operations in both the U.S. and Europe.
General and administrative. The $7.5 million decrease in general and administrative expenses for the year ended December 31, 2019, as compared to the prior year period was primarily attributable to lower litigation expenses and costs related to the transition of our Chief Executive Officer that occurred in 2018.
Restructuring costs. In 2019, we incurred $0.8 million in restructuring costs as the Company continue to improve efficiencies and re-align resources to allow for continued investment in strategic areas and drive growth.
Contract termination, product withdrawal and business acquisition expenses. In 2018, the Company incurred $1.9 million in product withdrawal expenses as a result of our voluntary recall of our Nellix EVAS System. No contract termination, product withdrawal and business acquisition expenses were incurred in 2019.

Other Expense, Net

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Variance	Percent Change
Other expense, net	$(26,933)	$(11,238)	$(15,695)	>100%
Other expense, net in the year ended December 31, 2019 consisted primarily of interest expense of $35.0 million and loss on debt extinguishment of $11.8 million, partially offset by income from changes in the fair values of derivative liabilities of $17.7 million and Nellix contingent consideration of $1.7 million. Other expense, net in the year ended December 31, 2018 consisted mainly of interest expense of $27.7 million and loss on debt extinguishment of $2.3 million, partially offset by income from changes in the fair values of derivative liabilities of $12.1 million and Nellix contingent consideration of $7.1 million.
Income Tax Expense (Benefit)

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Variance	Percent Change
Income tax expense (benefit)	$4,725	$(284)	$5,009	>100%
Our income tax benefit was $4.7 million and our effective tax rate was (6.8)% in the year ended December 31, 2019, due to our tax positions in various jurisdictions and the impact of the intraperiod allocation exception. In 2019 we recognized $5.0 million income tax benefit as a result of our exchange of the 3.25% convertible notes for new 5.00% convertible notes in April 2019. The transaction resulted in an increase to the temporary difference between the carrying amount and the tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $5 million deferred tax liability (net of debt converted to equity), which was recorded as an offset to additional paid-in-capital. Our income tax expense was $0.3 million and our effective tax rate was 0.4% in the year ended December 31, 2018 due to our tax positions in various jurisdictions. In the years ended December 31, 2019 and 2018, we had legal entities operating in the United States, Italy, New Zealand, Singapore, Poland, Germany, Switzerland, South Korea and the Netherlands, as well as registered sales branches of the Company’s Dutch entity in certain countries in Europe.

Year Ended December 31, 2018 versus December 31, 2017
For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.

Liquidity and Capital Resources
The table below summarizes selected liquidity data and metrics as of December 31, 2019, 2018 and 2017:

	December 31,
(dollars in thousands)	2019	2018	2017
Cash and cash equivalents	$41,560	$23,531	$57,991
Accounts receivable, net	$22,392	$20,651	$32,294
Total current assets	$93,703	$78,931	$143,134
Total current liabilities	$55,793	$38,927	$60,630
Working capital surplus	$37,910	$40,004	$82,504
Current ratio	1.7	2.0	2.4
Days sales outstanding	58	55	68
Inventory turnover	1.8	1.7	1.4

Year Ended December 31, 2019 versus December 31, 2018
Operating Activities
Cash used in operating activities in the years ended December 31, 2019 and 2018 was $29.6 million and $38.6 million, respectively. Cash used in operating activities in the year ended December 31, 2019 consisted of a net loss of $64.8 million, non-cash expenses of $27.8 million and changes in operating assets and liabilities of $7.3 million. Cash used in operating activities in the year ended December 31, 2018 consisted of a net loss of $79.7 million, non-cash expenses of $18.2 million and changes in operating assets and liabilities of $22.9 million.
In the years ended December 31, 2019 and 2018, our cash collections from customers totaled $142.3 million and $168.9 million, respectively, representing 99% and 108%, respectively, of reported revenue for the same periods.
Investing Activities
Cash used in investing activities in the years ended December 31, 2019 and 2018 was $0.5 million and $0.6 million, respectively. Cash used in investing activities in the years ended December 31, 2019 and 2018 primarily consisted of purchases of property and equipment.
Financing Activities
Cash provided by financing activities in the years ended December 31, 2019 and 2018 was $48.1 million and $3.7 million, respectively. Cash provided by financing activities in the year ended December 31, 2019 primarily consisted of proceeds from our common stock offering and prepaid warrants, net of expenses paid of $52.0 million, and $0.3 million of proceeds from the sales of common stock under our employee stock purchase plan, partially offset by $4.0 million cash used in deferred financing costs and $0.2 million cash used to pay minimum tax withholding on behalf of employees for restricted stock units that vested during the period.  Cash provided by financing activities in the year ended December 31, 2018 primarily consisted of proceeds of $20.0 million from our common stock offering, $1.8 million from the sale of at-the-market shares and $2.2 million of proceeds from exercise of stock options and sale of common stock under our employee stock purchase plan, partially offset by a $18.3 million repayment of debt and $1.3 million cash paid for debt extinguishment.
For comparison of our cash flow activities for the years ended December 31, 2018 versus December 31, 2017, see “Part II, item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Credit Arrangements
See Note 6 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information on our credit arrangements. As of December 31, 2019, we were in compliance with the financial covenants set forth in our credit agreements.
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

We believe that our worldwide cash resources are adequate to operate our business. We presently have several operating subsidiaries outside of the United States. As of December 31, 2019, these subsidiaries held an aggregate $5.2 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding countries in which our subsidiaries operate. Management has no present or planned intention to repatriate foreign earnings into the United States; however, in the event that we require additional funds in the United States and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividends,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of 1 year were as follows as of December 31, 2019:

		Payments due by period
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$281,834	$11,245	$22,399	$82,857	$103,314	$62,019	$—
Interest on debt obligations	40,432	12,260	11,726	9,441	5,429	1,576	—
Operating lease obligations	30,031	3,831	3,943	3,994	3,016	2,909	12,338
Purchase commitments	1,676	838	838	—	—	—	—
Total	$353,973	$28,174	$38,906	$96,292	$111,759	$66,504	$12,338
Long-term debt obligations include interest payable in kind on our term loan facility, a $11.1 million exit fee under our credit facility agreement with affiliates of Deerfield. Interest on debt obligations includes interest on the 5% convertible notes, which shall be paid, at the Company's option, either in cash or, if certain terms are met in accordance with the 5% convertible notes indentures, shares of common stock or paid in kind. See Note 6 of the Notes to the Consolidated Financial Statements for a discussion of long-term debt obligations and Note 8(a) of the Notes to the Consolidated Financial Statements for a discussion of operating lease obligations.
Off-Balance Sheet Arrangements
Other than the operating leases described above, we do not have any off-balance sheet arrangements as of December 31, 2019.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We do not believe that we currently have material exposure to interest rate or foreign currency transaction risks.
Interest rate risk. We are exposed to market risk for changes in interest rates applicable to our credit facility with Deerfield. Any outstanding principal under the credit facility will accrue interest at a rate equal to the London Interbank Offered Rate (LIBOR) (with a 1% floor) plus 5.50%, payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn. As of December 31, 2019, we had no amounts outstanding under our credit facility.
The remainder of our debt, which is comprised of a term loan facility, convertible senior notes and other note payable, bears fixed interest and, therefore, would not be subject to interest rate risk. For a complete summary of our debt, see Note 6 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Foreign currency transaction risk. While a majority of our business is denominated in the United States dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than our or our respective subsidiaries’ functional currency and must be remeasured at each balance sheet date or upon settlement. Realized and unrealized foreign currency exchange gains and losses resulted in approximately $0.3 million of gains in the year ended December 31, 2019, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

Item 8.	Financial Statements and Selected Supplementary Data

ENDOLOGIX, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2019

All other schedules are omitted because the required information is not applicable or the information is presented in the Consolidated Financial Statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Endologix, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Endologix, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases in the first quarter of 2019.
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
March 11, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Endologix, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Endologix, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”), and our report dated March 11, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

March 11, 2020
Irvine, California

ENDOLOGIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$41,560	$23,531
Restricted cash	1,200	1,200
Accounts receivable, net of allowance for doubtful accounts of $1,317 and $802, respectively	22,392	20,651
Other receivables	282	329
Inventories	26,405	30,399
Prepaid expenses and other current assets	1,864	2,821
Total current assets	93,703	78,931
Property and equipment, net	13,152	16,033
Goodwill	120,814	120,848
Other intangible assets, net	72,603	76,163
Deposits and other assets	1,124	1,095
Operating lease right-of-use assets	5,768	—
Total assets	$307,164	$293,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,024	$10,986
Accrued payroll	18,232	14,627
Accrued expenses and other current liabilities	12,931	13,314
Current portion of debt	10,606	—
Total current liabilities	55,793	38,927
Deferred income taxes	150	150
Deferred rent	—	8,065
Operating lease liabilities	11,621	—
Derivative liabilities	940	4,012
Other liabilities	2,244	1,992
Contingently issuable common stock	500	2,200
Debt	172,060	198,078
Total liabilities	243,308	253,424
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 170,000,000 shares authorized, 18,190,054 and 10,387,926 shares issued, respectively, 18,098,464 and 10,345,367 shares outstanding, respectively	18	10
Treasury stock, at cost, 91,590 and 42,559 shares, respectively	(4,235)	(4,026)
Additional paid-in capital	730,729	640,789
Accumulated deficit	(664,472)	(599,715)
Accumulated other comprehensive income	1,816	2,588
Total stockholders’ equity	63,856	39,646
Total liabilities and stockholders’ equity	$307,164	$293,070
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$143,370	$156,473	$181,157
Cost of goods sold	52,284	64,550	59,828
Gross profit	91,086	91,923	121,329
Operating expenses:
Research and development	18,104	20,793	21,019
Clinical and regulatory affairs	14,036	13,851	12,952
Marketing and sales	64,673	76,855	92,400
General and administrative	35,984	43,477	35,301
Restructuring costs	838	3,270	1,477
Contract termination, product withdrawal and business acquisition expenses	—	1,869	—
Total operating expenses	133,635	160,115	163,149
Loss from operations	(42,549)	(68,192)	(41,820)
Other income (expense):
Interest income	6	10	83
Interest expense	(34,973)	(27,658)	(22,064)
Change in fair value of contingent consideration related to acquisition	1,700	7,100	2,900
Loss on debt extinguishment	(11,756)	(2,270)	(6,512)
Change in fair value of derivative liabilities	17,713	12,097	—
Other (expense) income, net	377	(517)	554
Total other expense, net	(26,933)	(11,238)	(25,039)
Net loss before income taxes	(69,482)	(79,430)	(66,859)
Income tax (expense) benefit	4,725	(284)	459
Net loss	$(64,757)	$(79,714)	$(66,400)

Comprehensive loss, net of taxes:
Net loss	$(64,757)	$(79,714)	$(66,400)
Other comprehensive (loss) income on foreign currency translation	(772)	(747)	1,847
Comprehensive loss	$(65,529)	$(80,461)	$(64,553)

Basic and diluted net loss per share	$(3.84)	$(9.07)	$(7.97)
Shares used in computing basic and diluted loss per share	16,850	8,790	8,333
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2016	8,299	$8	$567,840	$(453,601)	$(2,942)	$1,488	$112,793
Exercise of common stock options	13	—	546	—	—	—	546
Employee stock purchase plan	45	—	2,519	—	—	—	2,519
Stock-based compensation expense	—	—	8,538	—	—	—	8,538
Issuance of restricted stock	29	—	—	—	—	—	—
Restricted stock expense	—	—	3,106	—	—	—	3,106
Equity conversion option	—	—	(2,235)	—	—	—	(2,235)
Deerfield warrants	—	—	14,704	—	—	—	14,704
Debt issuance costs allocated to equity	—	—	(356)	—	—	—	(356)
Net loss	—	—	—	(66,400)	—	—	(66,400)
Other comprehensive income	—	—	—	—	—	1,847	1,847
Balance at December 31, 2017	8,386	8	594,662	(520,001)	(2,942)	3,335	75,062
Exercise of common stock options, net of shares withheld to cover exercise price	44	—	1,586	—	—	—	1,586
Employee stock purchase plan	61	—	1,346	—	—	—	1,346
Issuance of common stock	1,841	2	21,827	—	—	—	21,829
Treasury stock purchased	21	—	—	—	(1,084)	—	(1,084)
Stock-based compensation expense	—	—	8,404	—	—	—	8,404
Issuance of restricted stock	35	—	—	—	—	—	—
Restricted stock expense	—	—	2,626	—	—	—	2,626
Deerfield warrants	—	—	10,396	—	—	—	10,396
Debt issuance costs allocated to equity	—	—	(58)	—	—	—	(58)
Net loss	—	—	—	(79,714)	—	—	(79,714)
Other comprehensive income	—	—	—	—	—	(747)	(747)
Balance at December 31, 2018	10,388	$10	$640,789	$(599,715)	$(4,026)	$2,588	$39,646
Employee stock purchase plan	107	—	344	—	—	—	344
Issuance of common stock	6,422	6	42,279	—	—	—	42,285
Treasury stock purchased	49	—	—	—	(209)	—	(209)
Stock-based compensation expense	—	—	5,986	—	—	—	5,986
Issuance of restricted stock	206	1	—	—	—	—	1
Restricted stock expense	—	—	4,862	—	—	—	4,862
Equity conversion option	—	—	19,321	—	—	—	19,321
Deerfield warrants	—	—	4,854	—	—	—	4,854
Prepaid warrants	—	—	9,700	—	—	—	9,700
Debt issuance costs allocated to equity	—	—	(762)	—	—	—	(762)
Shares issued upon conversion of debt	1,018	1	3,356	—	—	—	3,357
Net loss	—	—	—	(64,757)	—	—	(64,757)
Other comprehensive loss	—	—	—	—	—	(772)	(772)
Balance at December 31, 2019	18,190	$18	$730,729	$(664,472)	$(4,235)	$1,816	$63,856
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(64,757)	$(79,714)	$(66,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(4,950)	(57)	(696)
Bad debt expense	534	552	(235)
Depreciation and amortization	6,890	7,982	9,111
Stock-based compensation	10,849	11,030	11,644
Change in fair value of derivative liabilities	(17,713)	(12,097)	—
Change in fair value of contingent consideration related to acquisition	(1,700)	(7,100)	(2,900)
Accretion of interest and amortization of deferred financing costs	14,264	11,801	10,165
Payable in kind interest expense on term loan facility	7,978	3,084	—
Loss on debt extinguishment	11,756	2,270	6,512
Loss on disposal of assets	—	64	—
Non-cash foreign exchange loss (gain)	(330)	711	(678)
Non-cash lease expense	260	—	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,180)	10,913	4,771
Inventories	3,623	13,805	(3,035)
Prepaid expenses and other current assets	1,121	1,693	(1,034)
Accounts payable	3,107	(1,350)	(1,826)
Accrued payroll	3,624	(350)	(5,176)
Accrued expenses and other liabilities	(1,946)	(1,850)	4,374
Net cash used in operating activities	(29,570)	(38,613)	(35,403)
Cash flows from investing activities:
Maturities of marketable securities	—	—	21,000
Purchases of property and equipment	(455)	(602)	(1,170)
Net cash (used in) provided by investing activities	(455)	(602)	19,830
Cash flows from financing activities:
Cash paid for debt extinguishment	—	(1,310)	(2,515)
Net (payments) proceeds from revolving line of credit	—	(21)	21
Deferred financing costs	(3,977)	(391)	(6,755)
Proceeds from sale of common stock under employee stock purchase plan	346	1,346	2,519
Proceeds from common stock offering and pre-paid warrants, net of expenses paid	51,985	20,000	—
Proceeds from the sale of at-the-market shares	—	1,829	—
Proceeds from exercise of stock options	—	892	546
Proceeds from issuance of debt	—	—	120,000
Repayment of debt	—	(18,278)	(66,613)
Minimum tax withholding paid on behalf of employees for stock-based compensation	(209)	(390)	—
Net cash provided by financing activities	48,145	3,677	47,203
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)	(330)	848
Net (decrease) increase in cash, cash equivalents and restricted cash	18,029	(35,868)	32,478
Cash, cash equivalents and restricted cash, beginning of year	24,731	60,599	28,121
Cash, cash equivalents and restricted cash, end of year	$42,760	$24,731	$60,599
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$41,560	$23,531	$57,991
Restricted cash	1,200	1,200	2,608
Total cash, cash equivalents and restricted cash	$42,760	$24,731	$60,599
See accompanying notes to these consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,321	$12,499	$9,836
Cash paid for income taxes	156	272	681
Cash paid for amounts included in the measurement of operating lease liabilities	3,402	—	—
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	102	53	—
Fair value of embedded derivative issued in connection with loan agreements (Note 6)	20,447	15,655	—
Conversion of debt to equity	3,289	—	—
Fair value of warrants issued in connection with loan agreements (Note 6)	—	10,396	14,704
Conversion of refund to note payable (Note 6)	—	4,281	—
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
(b) Basis of Presentation
The accompanying consolidated financial statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the years ended December 31, 2019, 2018 and 2017, there were no related party transactions.
(c) Operating Segment
The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the year ended December 31, 2019, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.

(d) Reverse Stock Split

At a special meeting of stockholders held on February 22, 2019, the Company’s stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio not less than 1-for-5 and not greater than 1-for-10 (inclusive), with the exact ratio to be set as a whole number within that range at the discretion of the board of directors (the “Board”) before February 22, 2020 without further approval or authorization of our stockholders. On February 26, 2019, the Board approved the reverse stock split at a ratio of 1-for-10. On March 5, 2019, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, as Amended, with the Secretary of State of the State of Delaware to effect the reverse stock split. Unless stated otherwise, all share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

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
(vii) Goodwill and Intangible Assets
Goodwill and intangible assets often represent a significant portion of the assets acquired in a business combination. The Company recognize the fair value of an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets consist primarily of technology, customer relationships, trade name and trademarks acquired in business combinations, and in-process research and development (“IPR&D”). The Company generally assess the estimated fair values of acquired intangible assets using a combination of valuation techniques. To estimate fair value, the Company is required to make certain estimates and assumptions, including future economic and market conditions, revenue growth, market share, operating costs and margins, and risk-adjusted discount rates. The Company’s estimates require significant judgment and are based on historical data, various internal estimates and external sources. The Company’s assessment of IPR&D also includes consideration of the risk that the projects may not achieve technological feasibility.

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
Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in business circumstances suggest the potential of an impairment. The evaluation of indefinite-lived intangible assets for impairment allows for a qualitative assessment to be performed. In performing its qualitative assessment, the Company considers relevant events and conditions including, but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, legal and regulatory factors and market capitalization.
The Company completed its annual test for impairment of goodwill as of June 30, 2019, under the quantitative assessment, with no resulting impairment, as the Company’s market capitalization was in substantial excess of the value of its total stockholders’s equity (The Company have one reporting unit for purposes of its goodwill impairment test).
In the fourth quarter of the year ended December 31, 2019, the Company determined that there was a sufficient indicator to trigger an additional interim goodwill impairment test due to a significant decrease in the the Company’s market capitalization during the fourth quarter of 2019. The interim goodwill impairment test was prepared as of December 31, 2019 using a quantitative assessment to determine if the fair value of the Company’s single reporting unit was less than its carrying value as of the test date. Based on the results of the quantitative interim goodwill impairment test, the fair value of the Company’s single reporting unit substantially exceeded its carrying value and therefore, no impairment charge was recognized as of December 31, 2019.
In performing quantitative goodwill assessment the Company estimated the reporting unit's fair value based on its enterprise value plus an assumed control premium as evidence of fair value. The estimates used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions stock price fluctuations or other factors. Changes in these estimates could materially affect the estimate of the fair value of the reporting unit and the resulting conclusion as to any goodwill impairment for the reporting unit.
If the recent negative volatility of the Company’s market capitalization is sustained, the Company may perform impairment tests more frequently and it is possible that the Company’s goodwill could become impaired, which could result in a material charge and adversely affect the Company’s results of operations.
Long-lived assets, including finite-lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of finite-lived intangible asset or asset group may not be recoverable. The first step in the impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. The fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by a number of factors, including, among others, future results, demand and economic conditions, many of which can be difficult to predict.
For reasons similar to those described above related to goodwill, during the fourth quarter of 2019, the Company performed the first step of the impairment analysis over the Company’s asset groups as of December 31, 2019. The results of the first step of the impairment analysis test indicated that the sums of the undiscounted future cash flows of the asset groups exceeded their carrying amounts. Accordingly, no impairment charge was recognized as of December 31, 2019.

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
(ix) Contingent Consideration for Business Acquisition
The Company determined the fair value of contingently issuable common stock on the date of the Nellix, Inc. (“Nellix”) acquisition (see Note 9) using a probability-based income approach with an appropriate discount rate (determined using both Level 1 and Level 3 inputs). Changes in the fair value of the contingently issuable common stock are determined at each period end and are recorded in the other income (expense), net line item of the Consolidated Statements of Operations and Comprehensive Loss, and the current and non-current liabilities line items of the Consolidated Balance Sheets.
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
(xi) Debt and Derivative Liabilities
The Company accounted for the refinance of its debt in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-50, Debt Modifications and Extinguishment. The Company accounted for refinancing of debt as an extinguishment if terms of the new debt and original debt are substantially different (i.e. the present value of the cash flows under the terms of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the original debt). The original debt is derecognized and the new debt is recorded at fair value, with the difference recorded as extinguishment gain or loss line item of the Consolidated Statements of Operations and Comprehensive Loss. If the terms of the new debt and original debt are not substantially different, the debt refinancing is accounted for as debt modification where no gain or loss is recognized.
The Company incurred debt issuance costs in connection with the issuance and refinance of its convertible notes and term loan facility, which are presented as a direct deduction against the carrying amount of the debt and is amortized to interest expense using the effective interest method.
The Company’s debt includes conversion feature that meets the definition of embedded derivative under ASC 815. Consequently, the embedded derivative was bifurcated and accounted for separately at fair value. Changes in the fair value of the derivative liabilities are determined at each period end and are recorded in the change in fair value of derivative liabilities line item of the Consolidated Statements of Operations and Comprehensive Loss and the non-current liabilities line items of the Consolidated Balance Sheets.

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
The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of expense related to its Amended and Restated 2006 Employee Stock Purchase Plan, as amended (the “ESPP”) to be recognized during each offering period.
(xiv) Shipping Costs
Shipping and handling costs billed to customers are reported within revenue, with the corresponding costs within cost of goods sold. In addition, any shipping and handling costs related to outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold.
(xv) Foreign Currency Transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rates at the balance sheet date. The income and expense items of these subsidiaries are translated using average monthly exchange rates. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the respective entity’s functional currency are included in other income (expense), net. Foreign currency translation adjustments between the respective entity’s functional currency and the United States dollar are included in accumulated other comprehensive income (loss). There were no items reclassified out of accumulated other comprehensive income (loss) in the years ended December 31, 2019, 2018 and 2017.

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
(xxi) Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB made targeted improvements to ASU No. 2016-02, including providing an additional and optional modified retrospective transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Effective January 1, 2019, the Company adopted this new accounting standard using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to retained earnings. The Company elected certain practical expedients permitted under the transition guidance, including the election to carry forward historical lease classification. The Company also elected the short-term lease practical expedient, which allowed it to not recognize leases with a term of less than twelve months on our consolidated balance sheets. Upon adoption of the new lease accounting standard the Company recognized an operating lease right-of-use asset of $5.8 million and a corresponding operating lease liability of $13.7 million, respectively as of January 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the deferred rent balances of $7.9 million. The adoption of the new lease accounting standard did not have an impact on our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows. See Note 8(a) of the Notes to the Consolidated Financial Statements for further discussion.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not have a material effect on our consolidated financial statements.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2019	2018
Production equipment, molds and office furniture	$10,844	$11,854
Computer hardware and software	7,897	8,235
Leasehold improvements	15,594	15,535
Construction in progress (software and related implementation, production equipment and leasehold improvements)	795	993
Property and equipment, at cost	35,130	36,617
Accumulated depreciation	(21,978)	(20,584)
Property and equipment, net	$13,152	$16,033
Depreciation expense for property and equipment for the years ended December 31, 2019, 2018 and 2017 was $3.3 million, $3.7 million, and $5.0 million, respectively.

(b) Inventories
Inventories consisted of the following:

	December 31,
	2019	2018
Raw materials	$5,362	$4,636
Work-in-process	4,132	6,401
Finished goods	16,911	19,362
Total Inventories	$26,405	$30,399
(c) Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the year ended December 31, 2019 was as follows:

Balance at December 31, 2018	$120,848
Foreign currency translation adjustment	(34)
Balance at December 31, 2019	120,814

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

Other intangible assets consisted of the following:

		December 31, 2019			December 31, 2018
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks and trade names	N/A	$2,708	N/A	$2,708	$2,708	N/A	$2,708
In-process research and development	N/A	11,200	N/A	11,200	11,200	N/A	11,200
Total indefinite-lived intangible assets		13,908		13,908	13,908		13,908
Finite-lived intangible assets:
Developed technology	11-24	67,600	$(13,467)	54,133	67,600	$(10,657)	56,943
Customer relationships	10	7,500	(2,938)	4,562	7,500	(2,188)	5,312
Total finite-lived intangible assets		75,100	(16,405)	58,695	75,100	(12,845)	62,255
Other intangible assets, net		$89,008	$(16,405)	$72,603	$89,008	$(12,845)	$76,163
Amortization expense for intangible assets for the years ended December 31, 2019, 2018 and 2017 was $3.6 million, $4.2 million and $4.1 million, respectively.
Estimated amortization expense for the 5 succeeding years and thereafter is as follows:

2020	$3,185
2021	3,276
2022	3,319
2023	3,378
2024	3,497
Thereafter	42,040
Total	$58,695

(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		December 31, 2019				December 31, 2018
		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingently issuable common stock	(a)	$—	$—	$500	$500	$—	$—	$2,200	$2,200
Derivative liabilities	(b)	—	—	940	940	—	—	4,012	4,012
Total financial liabilities		$—	$—	$1,440	$1,440	$—	$—	$6,212	$6,212

(a)	Included in other liabilities in the Consolidated Balance Sheets. See Note 9 for additional details.

(b)	See Note 6 for additional details.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

Changes in the fair value of the Company’s Level 3 liabilities were as follows:

	Contingently issuable common stock (a)	Derivative liabilities (b)
Balance at December 31, 2018	$2,200	$4,012
Additions	—	14,641
Fair value adjustment	(1,700)	(17,713)
Balance at December 31, 2019	$500	$940

(a)	See Note 9 for additional details.

(b)	See Note 6 for additional details.
There were no transfers of financial assets or liabilities into or out of Level 3 in the years ended December 31, 2018 and 2017.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below summarizes the carrying and fair values of the Company’s long-term debt:

	December 31, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Term loan facility	$141,273	$131,892	$117,880	$116,916
Convertible notes	26,506	24,548	75,917	50,489
Other debt	4,281	1,416	4,281	1,221
	$172,060	$157,856	$198,078	$168,626
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

4. Stock-Based Compensation
2015 Stock Incentive Plan
Under the Company’s stock-based compensation plan which is governed by its Amended and Restated 2015 Stock Incentive Plan, as amended (the “2015 Plan”), the Company may grant incentive stock options, non-qualified stock options, RSAs, RSUs and stock appreciation rights. The maximum number of shares of the Company’s common stock available for issuance under the 2015 Plan is 4,130,000 shares. As of December 31, 2019, 1,100,992 shares were available for grant. It is the Company’s policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares. The stock issuable under the 2015 Plan must be shares of authorized new unissued shares.
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
2017 Inducement Stock Incentive Plan
On October 27, 2017, the Company adopted the 2017 Inducement Stock Incentive Plan, as amended (the “2017 Inducement Plan”). The 2017 Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, RSAs, RSUs, stock appreciation rights, performance shares and performance units. In accordance with Nasdaq Listing Rules, awards under the 2017 Inducement Plan may only be made to an employee who has not previously been a member of the Board, or an employee or member of the Board of any subsidiary of the Company, or following a bona fide period of non-employment with the Company or any subsidiary of the Company, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary of the Company and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
The maximum number of shares of the Company’s common stock available for issuance under the 2017 Inducement Plan is 900,000 shares. As of December 31, 2019, 497,059 shares were available for grant.
Employee Stock Purchase Plan
Under the terms of the ESPP, eligible employees can purchase common stock, through payroll deductions, at a purchase price equal to the closing price of the Company’s common stock on the first or last day of the offering period (whichever is less) minus a 15% discount. As of December 31, 2019, 434,542 shares were available for grant.
The table below summarizes the stock-based compensation expense, common stock purchased by Company employees and the average purchase price per share under the ESPP in the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$131	$1,033	$850
Common stock purchased by Company employees	103,981	60,695	44,649
Average purchase price per share	$3.33	$22.16	$56.43
Stock-based Compensation Expense Summary
The table below summarizes the impact of recording stock-based compensation expense in the Consolidated Statements of Operations and Comprehensive Loss in the years ended December 31, 2019, 2018 and 2017:

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

	Year Ended December 31,
	2019	2018	2017
Cost of goods sold	$829	$830	$828
Operating expenses:
Research and development	1,346	1,132	1,259
Clinical and regulatory affairs	790	483	770
Marketing and sales	3,100	3,468	3,796
General and administrative	4,784	5,117	4,991
Total operating expenses	10,020	10,200	10,816
Total stock-based compensation expense	$10,849	$11,030	$11,644
In addition, the Company had $0.5 million, $0.3 million and $0.4 million of stock-based compensation expense capitalized in inventory as of December 31, 2019, 2018 and 2017, respectively.

Valuation Assumptions
The following assumptions were used to determine fair value for the stock options granted in the applicable year:

	Year Ended December 31,
	2019	2018	2017
Expected life (in years)	5.7	5.6	5.6
Volatility	62.9%	56.5%	51.3%
Risk-free interest rate	2.3%	2.7%	1.9%
Dividend yield	—	—	—
Weighted average grant date fair value per share	$6.48	$10.66	$25.13
Stock Option Activity
Stock option activity in the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a)
Outstanding balance at December 31, 2018	1,315,360	$54.20
Granted	2,039,387	6.48
Exercised	—	—
Forfeited	(508,630)	38.86
Expired	(504,591)	81.28
Outstanding balance at December 31, 2019	2,341,526	$10.12	8.6	$—
Vested and expected to vest balance at December 31, 2019	2,081,243	$10.53	8.6	$—
Exercisable balance at December 31, 2019	482,446	$21.65	8.1	$—

(a)
The aggregate intrinsic value of stock options as of December 31, 2019 is calculated based on the difference between the Company’s closing stock price on the last trading day of the period reported and the stock option exercise price.

In the year ended December 31, 2019, no stock options were exercised. In the years ended December 31, 2018 and 2017, the aggregate intrinsic value of stock options exercised was $1.3 million and $0.2 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

As of December 31, 2019, the aggregate unrecognized compensation expense related to stock options of $8.7 million is expected to be recognized over an estimated weighted average period of 2.6 years.
The following table summarizes information regarding outstanding and exercisable stock options as of December 31, 2019:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$2.30	—	$6.35	317,162	6.4	$5.12	—	0.0	$—
6.67	—	6.67	1,450,075	9.3	6.67	146,982	9.0	6.67
6.76	—	7.45	290,484	9.0	7.29	214,631	9.0	7.43
7.53	—	75.30	265,773	7.2	31.02	103,021	5.8	56.95
77.60	—	175.80	18,032	2.2	112.55	17,812	2.1	112.52
$2.30	—	$175.80	2,341,526	8.6	$10.12	482,446	8.1	$21.65
RSU Activity
The following table summarizes the activity for RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	422,720	$26.15
Granted (1)	745,498	6.51
Forfeited	(41,363)	31.50
Vested	(255,873)	16.69
Unvested as of December 31, 2019	870,982	$11.88

(1)	Shares granted in 2019 include 470,886 performance stock units that require certain performance conditions to be achieved in order to vest.
In the years ended December 31, 2019, 2018 and 2017, the weighted average grant date fair value of RSUs granted was $6.51, $15.02 and $50.10, respectively.
In the years ended December 31, 2019, 2018 and 2017, the total fair value of RSUs vested was $0.9 million, $2.1 million and $1.8 million, respectively.
As of December 31, 2019, the aggregate unrecognized compensation expense related to RSUs of $4.3 million is expected to be recognized over an estimated weighted average period of 1.54 years.
Award Modifications
There were no award modifications in the year ended December 31, 2019. In the year ended December 31, 2018, there were award modifications affecting 2 individuals, a former executive and a former director of the Company, in connection with their departures. The employees were provided with accelerated vesting and extended exercisability for certain awards outstanding which included stock options, RSUs and performance stock units. The total incremental stock-based compensation expense recognized in the years ended 2019, 2018 and 2017 related to award modifications was $0 million, $1.8 million and $0.3 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

5. Net Loss Per Share
Because of the net losses in the years ended December 31, 2019, 2018 and 2017, the following outstanding Company securities, using the treasury stock method, were excluded from the calculations of net loss per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Common stock options	62	11,276	52,029
Restricted stock awards	3,501	11,616	11,898
Restricted stock units	70,472	21,974	25,005
Warrants	1,522,002	—	—
Total	1,596,037	44,866	88,932
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
The potential dilutive effect of these securities is shown in the table below:

	Year Ended December 31,
	2019	2018	2017
Convertible notes	8,211,088	755,695	1,193,938
Conversion features under term loan facility	10,486,604	1,522,002	647,001
The effect of the contingently issuable common stock (see Note 9) is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied.

6. Credit Facilities
Debt consisted of the following:

	December 31,
	2019	2018
Term loan facility	$167,858	$161,622
Convertible notes	73,165	84,500
Other debt	4,281	4,281
Debt discounts and deferred financing costs	(62,638)	(52,325)
Long-term debt, including current portion	182,666	198,078
Less current portion	(10,606)	—
Long-term debt	$172,060	$198,078
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
The Company evaluated the accounting for Second Facility Amendment transaction and determined it represented an extinguishment of the previously issued First Out Waterfall Loans under the Restated Facility Agreement, primarily due to the addition and significance of the conversion features as described above. During the twelve months ended December 31, 2019, the Company recorded a loss on debt extinguishment of $29.3 million, which includes the change in fair value of the Deerfield Warrants of $4.8 million, offset by the removal of $5.9 million of derivative liabilities associated with the debt prior to the transaction.
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
On February 24, 2020, the Company entered into a February 2020 Exchange Agreement and Fourth Amendment to Amended and Restated Facility Agreement and Amendment to First Out Waterfall Notes (the “Fourth Facility Amendment”). The Fourth Facility Amendment provides for, among other things, the conversion of certain portions of the outstanding convertible debt upon the achievement of certain milestones. In addition, 8.333% (or approximately $10.7 million as of February 24, 2020) of the First Out Waterfall Loans currently due on April 2, 2021 (the “First Amortization Payment”) will be extended to July 1, 2021. Further, the Fourth Facility Amendment provides that the interest payment date due April 1, 2020 will be payable in paid-in-kind interest by increasing the principal amount of the loans by an amount equal to the interest that has accrued. For more information regarding the Fourth Facility Amendment see Note 14 for further details.
The Company’s obligations under the Deerfield Facility Agreements are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Restated Credit Agreement.
During the twelve months ended December 31, 2019, the Company converted $1.7 million of principal, or $1.3 million carrying value, of the First Out Waterfall Notes into 251,571 shares of common stock pursuant to Deerfield Mandatory Conversions.
As of December 31, 2019, the Company had a carrying amount of $141.3 million, inclusive of deferred financing costs of $2.6 million, related to the Term Loan. As of December 31, 2019, annual interest expense on the Term Loan will range from $4.5 million to $29.6 million from the effectiveness of the second Facility Amendment date through maturity.
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

Derivative Liabilities
In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and ASC 470, “Debt”, the Company assessed whether any provisions within the Second Facility Amendment constitute embedded derivatives requiring bifurcation from the host instrument, and assessed the fair values of any such features. The Company determined that the Deerfield Voluntary Conversion, when converted at 85% of 15 Day VWAP, effectively provided the holders with an embedded put option derivative meeting the definition of an “embedded derivative” pursuant to ASC 815. Consequently, the embedded derivative was bifurcated and accounted for separately. The Second Facility Amendment retained a provision that, upon a change of control of the Company, Deerfield may declare the outstanding principal of the loans to be immediately due and payable in full, together with any accrued and unpaid interest, a “Change of Control” fee, and a specified make-whole amount (prior to prior to the First Amortization Date). This feature remained substantively the same as outlined under the previous Restated Facility Agreement. The Company concluded that this provision meets the definition of a derivative and requires bifurcation and separate accounting pursuant to ASC 815. As of April 3, 2019, the Company measured the fair value of the above embedded derivatives at $20.4 million and recorded the amount in derivative liabilities in the Consolidated Balance Sheet.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

For the years ended December 31, 2019 and 2018, the Company recorded income of $17.7 million and $12.1 million, respectively, as a fair value adjustment of the derivative liabilities. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
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
The borrowing base consists of eligible accounts, eligible inventory and eligible equipment. On the Restated Agreement Date, availability under the ABL Facility was $24.0 million. Any outstanding principal under the ABL Facility will accrue interest at a rate equal to the London Interbank Offered Rate (LIBOR) (with a 1% floor) plus 5.50%, payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn (which amount in excess of the revolver usage accruing interest will not be subject to the unused line fee). The Company is subject to other fees in addition to interest on the outstanding principal amount under the ABL Facility, including a commitment fee of $0.5 million ($0.2 million payable upon closing, $0.2 million payable on the 1st anniversary of the closing and $0.1 million payable on the 2nd anniversary of the closing), a $1.0 million fee upon the expiration of the ABL Facility, and an early commitment termination or reduction fee of 2.5% in the 1st year, 1.5% in the 2nd year, 0.5% in the 3rd year and 0% thereafter. The Company recorded $0.6 million in deferred financing costs, including the commitment fee, related to the ABL Facility and presented these costs as a deferred asset, to be subsequently amortized as interest expense over the term of the ABL Facility, on the Company’s Consolidated Balance Sheets. In conjunction with entering in the Second Credit Amendment, the Company recorded as additional $0.4 million in deferred financing costs.
The Deerfield Credit Agreements have a $17.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. No event of default with respect the Company’s financial covenants had been declared as of December 31, 2019. The Deerfield Credit Agreements also contains various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.
The Company’s obligations under the Deerfield Credit Agreements are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Deerfield Facility Agreements (as described above).
As of December 31, 2019, the Company had no outstanding borrowings and $0.8 million in deferred financing costs relating to the ABL Facility. The remaining borrowings available was $18.5 million.

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
On March 31, 2019, the Company and two investors holding $73.4 million of the principal amount of the 3.25% Senior Notes entered into an Exchange Agreement (the “2019 Exchange Agreement”) providing for the exchange of the holders’ 3.25% Senior Notes for new 5.00% Voluntary Convertible Senior Notes due 2024 (the “2019 5.00% Voluntary Notes”) and new 5.00% Mandatory Convertible Senior Notes due 2024 (the “5.00% Mandatory Notes”, and together with the 2019 5.00% Voluntary Notes, the “5.00% Notes”) which was completed on April 3, 2019.
The Company evaluated the accounting for the 2019 Exchange Agreement transaction and determined it represented an extinguishment of the previously issued 3.25% Senior Notes, primarily due to the addition and significance of the conversion features as described above. During the twelve months ended December 31, 2019, the Company recorded a gain on debt extinguishment of $17.5 million relating to the exchange of debt instruments. Additionally, the embedded conversion option of the 3.25% Senior Notes, which was originally recorded in additional paid-in capital, was reduced by $16.9 million.
As of December 31, 2019, the Company had outstanding borrowings of $10.7 million and deferred financing costs of $0.1 million, related to the 3.25% Senior Notes. There were no principal payments due during the term. Annual interest expense on the 3.25% Senior Notes will range from $0.7 million to $0.8 million through maturity.

5.00% Convertible Senior Notes due 2024
On April 3, 2019, the Company completed the transactions contemplated by the 2019 Exchange Agreement, issuing $25.0 million of principal amount of the 5.00% Mandatory Notes and $42.0 million of principal amount of the 2019 5.00% Voluntary Notes to the holders. The exchanging holders received $900 principal amount of 5.00% Notes for every $1,000 principal amount of 3.25% Senior Notes plus accrued interest.
The 2019 5.00% Voluntary Notes and 5.00% Mandatory Notes are governed by separate Indentures (respectively, the “2019 5.00% Voluntary Notes Indenture” and “5.00% Mandatory Notes Indenture”, and collectively, the “Indentures”), each dated April 3, 2019, by and between the Company and Wilmington Trust, National Association (“Wilmington”), as trustee. The 5.00% Notes will accrue interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019. Such interest amount shall be paid, at the Company’s option, either in cash or, if certain terms are met in accordance with the Indentures, shares of common stock or paid in kind. The 5.00% Notes mature on April 3, 2024, unless earlier purchased, redeemed or converted in accordance with the terms of the Indentures. The Indentures governing the 5.00% Notes contain customary terms and covenants and events of default.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

The 5.00% Voluntary Notes are convertible at the option of each holder into shares of common stock at any time on or after July 1, 2020, but prior to the close of business on the business day immediately preceding January 1, 2024, provided that, except if the Company undergoes a fundamental change (as defined in the 2019 5.00% Voluntary Notes Indenture) and for certain other customary circumstances of conversion, each holder may not convert more than 30% the initial aggregate principal amount of his or her outstanding 2019 5.00% Voluntary Notes per calendar quarter (a “2019 5.00% Voluntary Conversion”). Thereafter, until the close of business on the business day immediately preceding the maturity date, the 2019 5.00% Voluntary Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph. The initial conversion rate of the 2019 5.00% Voluntary Notes in a 2019 5.00% Voluntary Conversion is 0.12103 shares of the Company’s common stock per $1.00 principal amount of the 2019 5.00% Notes, which is equivalent to an initial conversion price per share equal to $8.2624 (the “2019 5.00% Voluntary Conversion Price”). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Except if the Company undergoes a fundamental change (as defined in the 2019 5.00% Voluntary Notes Indenture) and for certain other customary circumstances of conversion, in no event prior to the close of business on the business day immediately preceding January 1, 2024 may the 2019 5.00% Voluntary Notes be converted in a calendar quarter unless the closing sale price of the Company’s common stock for at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 7.271 (subject to adjustment upon the occurrence of certain specified events) (the “2019 5.00% Voluntary Conversion Threshold”).
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
The Indentures provide that in no event may a holder convert, whether in a 2019 5.00% Voluntarily Conversion or a 5.00% Mandatory Conversion or otherwise, into shares of common stock if such conversion would result in the holder beneficially owning more that 9.5% of the Company’s outstanding common stock.
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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

During the twelve months ended December 31, 2019, the Company converted $5.0 million of principal, or carrying value of $2.0 million, of the 5.00% Mandatory Notes, together with $67 thousand of accrued and unpaid interest into 766,652 shares of common stock pursuant to 5.00% Mandatory Conversions.
As of December 31, 2019, the Company had a carrying amount of $26.5 million, inclusive of deferred financing costs of $0.4 million, related to the 5.00% Notes. Annual interest expense on these 5.0% Notes will range from $4.4 million to $14.7 million through maturity.
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
Principal Maturities of Long-term Debt
The aggregate principal maturities of long-term debt as of December 31, 2019 are as follows:

	Term loan facility	Convertible notes	Other debt	Total
Year ending December 31:
2020	$—	$11,145	$—	$11,145
2021	20,846	—	—	20,846
2022	73,506	—	—	73,506
2023	73,506	—	4,281	77,787
2024	—	62,019	—	62,019
	$167,858	$73,164	$4,281	$245,303

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

	Year Ended December 31,
	2019			2018			2017
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$92,071	$3,245	$95,316	$106,014	$3,079	$109,093	$120,572	$2,637	$123,209
International	13,745	34,309	48,054	21,097	26,283	47,380	23,246	34,702	57,948
Total Revenue	$105,816	$37,554	$143,370	$127,111	$29,362	$156,473	$143,818	$37,339	$181,157

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

8. Commitments and Contingencies
(a) Leases
The Company determines whether an arrangement is a lease at inception. The Company leases facilities located in Irvine, California and Santa Rosa, California and an office located in 's-Hertogenbosch, the Netherlands. These facility lease agreements require the Company to pay variable operating costs, including property taxes, insurance and maintenance based on costs incurred or actual usage. The Company’s facility leases do not contain any residual value guarantees. In addition, the Company has certain equipment and automobiles under long-term agreements that were not material for the twelve months ended December 31, 2019.
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
The Company’s facility leases have remaining lease terms ranging from less than 3 years to 9 years, some of which include options to extend the lease term for up to five years.
For the year ended December 31, 2019, components of facility lease costs consist of $3.4 million in operating lease expense and $0.9 million in variable lease costs.
Maturities of facility lease liabilities by fiscal year for the Company’s operating leases are as follows as of December 31, 2019:

2020	$3,584
2021	3,753
2022	3,861
2023	2,950
2024	2,849
2025 and thereafter	12,338
Total lease payments	$29,335
Less: Imputed Interest	(15,877)
Present value of operating lease liabilities	$13,458
As of December 31, 2019, the current portion of the Company’s operating lease liabilities was $1.8 million and is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
As of December 31, 2019, the weighted-average remaining lease term was 7.8 years and weighted-average discount rate was 22.1%.
Disclosures related to periods prior to adopting the new lease guidance
Future minimum payments by year under non-cancelable leases with initial terms in excess of 1 year were as follows as of December 31, 2018:

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

2020	3,791
2021	3,819
2022	3,871
2023	2,889
2024	2,794
2025 and thereafter	12,338
Total lease payments	$29,502
Facilities rent expense in the years ended December 31, 2019, 2018 and 2017 was $3.4 million, $3.4 million and $3.4 million, respectively.
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

Stockholder Securities Litigation
On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California (the “District Court”). The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to United States Food and Drug Administration (the “FDA”) pre-market approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.) (“Nguyen”), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint and on March 12, 2018, the Company filed its Motion to Dismiss lead plaintiff’s Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice and, on October 5, 2018, lead plaintiff filed a notice of appeal and on March 15, 2019, lead plaintiff filed its opening brief with the appellate court. In April 2019, the Company filed its response brief to plaintiff’s appeal. The Appellate Court’s hearing on the appeal occurred in February 2020, and the Company expects the Appellate Court’s decision to be rendered later in 2020. The Company believes these lawsuits are without merit and continues to defend itself vigorously.

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

SEC Investigation
In July 2017, the Company learned that the SEC issued a Formal Order of Investigation to investigate, among other things, events surrounding the Nellix EVAS System and the prospect of its FDA pre-market approval. On February 5, 2019, the Company received notification that the SEC staff had concluded its investigation and did not intend to recommend an enforcement action.
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
(e) Concentrations of Risk and Major Customer
For the year ended and as of December 31, 2019, there was one customer that represented 10% or more of consolidated revenue and consolidated accounts receivable. For the year ended and as of December 31, 2018, there was no single customer that represented 10% or more of consolidated revenue and/or consolidated accounts receivable.

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
The fair value of the contingently issuable common stock will continue to be evaluated on a quarterly basis until milestone achievement occurs or until the expiration of the “Earn-Out Period,” as defined within the Nellix Merger Agreement. Adjustments to the fair value of the contingently issuable common stock are recognized within other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss. See the “Fair Value Measurements” section of Note 3 for further details. As of December 31, 2019, the fair value of the contingently issuable common stock was presented in non-current liabilities.

At December 31, 2019, the Company’s stock price closed at $1.58 per share. Thus, had the PMA Milestone been achieved on December 31, 2019, the contingently issuable common stock would have comprised approximately 333,149 shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $45.00 per share), representing a value of $0.5 million.

10. Income Taxes

Net loss before income taxes attributable to United States and international operations, consisted of the following:

	Year Ended December 31,
	2019	2018	2017
United States	$(64,076)	$(70,176)	$(56,178)
Foreign	(5,406)	(9,254)	(10,681)
Net loss before income taxes	$(69,482)	$(79,430)	$(66,859)

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$(102)
State	53	81	102
Foreign	172	260	237
Total current	225	341	237
Deferred:
Federal	(4,133)	(27)	(699)
State	(819)	(19)	—
Foreign	2	(11)	3
Total deferred	(4,950)	(57)	(696)
Total:
Federal	(4,133)	(27)	(801)
State	(766)	62	102
Foreign	174	249	240
Income tax expense (benefit)	$(4,725)	$284	$(459)
Income tax expense (benefit) was computed by applying the United States federal statutory rate to net loss before income taxes as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax benefit at federal statutory rate	$(14,591)	$(16,680)	$(22,732)
State income tax benefit, net of federal benefit	(1,160)	(1,756)	(1,114)
Meals and entertainment	178	230	454
Research and development credits	(931)	(1,211)	(913)
Stock-based compensation	1,825	2,016	3,203
163(l) limited interest expense	4,391	994	—
Contingent consideration	(357)	(1,491)	(986)
Foreign tax rate differential	(269)	(405)	692
Net change in valuation allowance	2,899	16,360	(24,976)
Return to provision	2,387	1,612	5,719
Unrecognized tax benefits	466	605	457
Federal tax rate change	—	—	39,807
NOL expiration and other, net	437	10	(70)
Income tax expense (benefit)	$(4,725)	$284	$(459)

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$114,124	$110,130
Accrued expenses	3,647	3,757
Tax credits	13,054	12,540
Bad debt	240	104
Inventory	4,056	4,821
Capitalized research and development	20,161	17,931
Equity compensation	2,965	2,669
Operating lease liabilities	3,239	—
Interest expense	8,418	3,718
Other	873	1,174
Deferred tax asset	170,777	156,844
Valuation allowance	(139,855)	(135,216)
Total deferred tax assets	30,922	21,628
Deferred tax liabilities:
Developed technology and trademark	(8,842)	(8,830)
Trademarks and trade names	(826)	(765)
Depreciation and amortization	(6,924)	(8,034)
Convertible debt	(12,878)	(4,149)
Operating lease right-of-use assets	(1,372)	—
Other	(230)	—
Total deferred tax liabilities	(31,072)	(21,778)
Net deferred tax liability	$(150)	$(150)
The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintained a valuation allowance of $139.9 million against a substantial portion of its deferred tax assets as of December 31, 2019. For the year ended December 31, 2019, the total change in valuation allowance was $4.6 million, of which $2.9 million was recorded as a tax expense through the income statement and $1.7 million was due to state net operating loss not taking federal benefit on deferred balances. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.
At December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $350.8 million and $217.1 million, respectively. As a result of the Tax Cuts and Jobs Act (“TCJA”), the federal net operating losses generated in 2018 and 2019 will be carried forward indefinitely and are limited to an 80% deduction of taxable income. The 80% limitation is not applicable to net operating losses generated before 2018.
Federal and state net operating loss carryforwards began expiring in 2020 and will continue to expire through 2038. The federal net operating loss carryforwards generated after December 31, 2017 do not expire but are limited to 80% taxable income in the year of utilization. The majority of the state net operating losses are attributable to California. In addition, the Company had research and development credits for federal and state income tax purposes of approximately $10.2 million and $15.9 million, respectively, which will begin to expire in 2021. The California research and development credits do not expire.
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
The Company completed an analysis under IRC Sections 382 and 383 to determine if the acquired TriVascular’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company concluded that TriVascular had an ownership change as of February 3, 2016. As a result of the ownership change, the Company reduced the acquired federal and state net operating loss carryforwards by $230.3 million and $209.4 million, respectively, and federal research and development credits by $3.1 million.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2019	2018
Balance at January 1	$12,888	$12,207
Additions for tax positions related to prior periods	—	—
Decreases related to prior year tax positions	(26)	(17)
Lapse of statute of limitations	—	—
Additions for tax positions related to current period	538	698
Balance at December 31	$13,400	$12,888
The Company’s gross unrecognized tax benefits presented above would not reduce its annual effective tax rate if they were to be recognized because the Company has recorded a full valuation allowance on the deferred tax assets. The Company does not foresee any material changes to our gross unrecognized tax benefits within the next 12 months. The Company recognizes interests and/or penalties related to income tax matters in income tax expense. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2019.
The undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provisions for United States federal and state income taxes or foreign withholding taxes have been provided on such undistributed earnings. As of December 31, 2019, the cumulative amount of earnings with respect to which United States income taxes have not been provided is approximately $0.1 million. Determination of the potential amount of unrecognized deferred United States income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, net operating losses and unrecognized foreign tax credits would be available to reduce some portion of the United States liability.
In general, the Company is no longer subject to United States federal, state, local, or foreign examinations by taxing authorities for years before 2015, however, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination.
For the year ended December 31, 2019, the Company’s provision for income taxes was $4.7 million benefit and its effective tax rate was (6.8)%. The tax benefit recorded in continuing operations was due to the application of the exception to the tax intraperiod allocation rules. The exchange of 3.25% convertible notes for new 5.00% convertible notes in April 2019 resulted in an increase to the temporary difference between the carrying amount and tax basis of the convertible notes. The increase in the taxable temporary difference resulted in the recognition of a $5.0 million deferred tax liability (net of debt converted to equity), which was recorded as an offset to additional paid-in-capital. In accordance with ASC 740-20, Intraperiod Tax Allocation, the increase in the deferred tax liability provided an additional source of income to realize the benefit from the current year loss from continuing operations, which resulted in the recognition of a $5.0 million income tax benefit during the year ended December 31, 2019. This exception was eliminated in the recently issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes in 2019 which is required to be adopted by public business entities in 2021 and interim period within that year. Although early adoption is permitted, the Company did not early adopt during year ended 2019.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

In the year ended December 31, 2019, The Company had legal entities operating in the United States, Italy, New Zealand, Singapore, Poland, Germany, Switzerland, South Korea and the Netherlands, as well as registered sales branches of the Company’s Dutch entity in certain countries in Europe.
In addition, the Company has federal alternative minimum tax credit carryforwards of $0.1 million that will be refundable in future years due to the TCJA.

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

11. Quarterly Results of Operations (Unaudited)

	Revenue	Gross profit	Operating expenses	Net loss	Basic and diluted loss per share
Three Months Ended:
December 31, 2019	$35,751	$21,829	$31,687	$(7,830)	$(0.40)
September 30, 2019	35,775	23,074	33,904	(7,765)	(0.40)
June 30, 2019	36,238	22,984	32,851	(27,134)	(1.50)
March 31, 2019	35,606	23,199	35,193	(22,028)	(2.12)
Three Months Ended:
December 31, 2018	$34,693	$11,366	$35,062	$(25,955)	$(2.67)
September 30, 2018	34,756	22,627	38,546	(10,116)	(1.20)
June 30, 2018	44,740	29,604	45,110	(23,876)	(2.80)
March 31, 2018	42,284	28,326	41,397	(19,767)	(2.40)

12. Restructuring Charges
In the years ended December 31, 2019, 2018 and 2017, the Company recorded $0.8 million, $3.3 million and $1.5 million, respectively, in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger with TriVascular in 2016. The targeted reductions and other restructuring activities were initiated to improve efficiencies and re-align resources as well as to allow for continued investment in strategic areas and to drive growth.
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
As of December 31, 2019, the Company estimates that it will incur a total of $16.7 million in restructuring charges upon the completion of the plan, of which $16.7 million has already been incurred since the first quarter of 2016.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the reductions of its workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the year ended December 31, 2019:

One-time termination benefits
Accrual balance as of December 31, 2018	$562
Restructuring charges	838
Utilization	(1,310)
Accrual balance as of December 31, 2019	$90
The accrual balance as of December 31, 2019 is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

13. Equity Financing
On March 31, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Investors, whereby the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase the Equity Shares at the Equity Offering Price for an aggregate cash purchase price of $52.2 million. For any Investor whose purchase of the Equity Shares resulted in such Investor beneficially owning in excess of 19.99% of the shares (the excess shares, the “Blocked Shares”) of common stock outstanding immediately after giving effect to the issuance, in lieu of issuing the Blocked Shares which such Investor would have received, the Company issued to such Investor pre-paid warrants to purchase 1,467,494 shares of common stock equal to the number of Blocked Shares that would have been received (the “Pre-Paid Warrants”) for the Equity Offering Price per share. Each Pre-Paid Warrant will be exercisable upon issuance, provided that such exercise does not result in the issuance of Blocked Shares, and will expire ten years from the date of issuance. The Pre-Paid Warrants were included in shares used to compute basic and diluted loss per shares during the twelve months ended December 31, 2019.

On April 3, 2019, the Company closed the transactions contemplated by the Purchase Agreement. The Company recorded proceeds of $52.0 million, net of offering costs of $0.2 million as additional paid-in capital.

14. Subsequent Events

Convertible Note Exchange

On February 24, 2020, the Company and three investors holding approximately $11.0 million of the principal amount of the Company’s 3.25% Senior Notes due 2020 (the “Holders”) entered into an Exchange Agreement (the “2020 Exchange Agreement”) providing for the exchange of the Holders’ existing notes (the “Existing Notes”) for new 5.00% Voluntary Convertible Senior Notes due 2024 (the “2020 5.00% Voluntary Notes”). Pursuant to the 2020 Exchange Agreement, on February 24, 2020, the exchanging Holders are exchanging all outstanding principal plus accrued and unpaid interest under the Existing Notes into the same amount of principal of 2020 5.00% Voluntary Notes pursuant to the 2020 Exchange Agreement. The 2020 5.00% Voluntary Notes are being issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

The 2020 5.00% Voluntary Notes will be governed by an Indenture (the “New Indenture”), by and between the Company and Wilmington, as trustee. The 2020 5.00% Voluntary Notes will accrue interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020. The 2020 5.00% Voluntary Notes will mature on April 2, 2024, unless earlier purchased, redeemed or converted in accordance with the terms of the New Indenture. The New Indenture governing the 2020 5.00% Voluntary Notes will contain customary terms and covenants and events of default.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

The 2020 5.00% Voluntary Notes will be convertible at the option of each Holder into shares of common stock at any time prior to the close of business on the business day immediately preceding January 1, 2024; provided that, except if the Company undergoes a fundamental change (as defined in the New Indenture) and for certain other customary circumstances of conversion, each Holder may not convert more than 30% the initial aggregate principal amount of its outstanding 2020 5.00% Voluntary Notes per calendar quarter (a “Voluntary Conversion”). Beginning January 1, 2024, until the close of business on the business day immediately preceding the maturity date, the 2020 5.00% Voluntary Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph. The initial conversion rate of the 2020 5.00% Voluntary Notes in a Voluntary Conversion is 0.4445 shares of the Company’s common stock per $1.00 principal amount of the 2020 5.00% Voluntary Notes, which is equivalent to an initial conversion price per share equal to $2.25 (the “Conversion Price”). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Except if the Company undergoes a fundamental change (as defined in the New Indenture) and for certain other customary circumstances of conversion, in no event prior to the close of business on the business day immediately preceding January 1, 2024 may the 2020 5.00% Voluntary Notes be converted in a calendar quarter unless the closing sale price of the Company’s common stock for at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 110% of the Conversion Price (subject to adjustment upon the occurrence of certain specified events) (the “Voluntary Conversion Threshold”).

The 2020 5.00% Voluntary Notes will be secured by the Company’s assets pursuant to a Junior Lien Security Agreement by and between the Company and Wilmington, as collateral agent (the “JLSA”). The JLSA grants a second lien on the Company’s assets that is second in priority to the security interests granted (i)_to Deerfield, as agent, pursuant to the Amended and Restated Guaranty and Security Agreement, dated August 9, 2018, by and among the Company, its subsidiaries and Deerfield, as agent, as amended to date and (ii) to Deerfield ELGX Revolver, LLC, as agent (“Deerfield ELGX”), pursuant to the Guaranty and Security Agreement, dated as of August 9, 2018, by and among the Company, its subsidiaries and Deerfield ELGX, as agent. as amended to date. In connection with the issuance of the 2020 5.00% Voluntary Notes, the parties entered into Subordination and Intercreditor Agreement, dated as of February 24, 2020, by and among the Company, Deerfield, Deerfield ELGX and Wilmington, as collateral agent (the “Subordination Agreement”). The Subordination Agreement contains customary provisions associated with the subordination of the security interest of the 2020 5.00% Voluntary Notes.

The New Indenture will provide that in no event may a Holder convert into shares of common stock if such conversion would result in the Holder beneficially owning more that 9.5% of the Company’s outstanding common stock.

Exchange Agreement and Fourth Amendment to Facility Agreement

On February 24, 2020, the Company entered into a February 2020 Exchange Agreement and Fourth Amendment to Amended and Restated Facility Agreement and Amendment to First Out Waterfall Notes (the “Fourth Facility Amendment”) with Deerfield, dated August 9, 2018 (as amended to date, the “Fourth Facility Agreement”). The Facility Amendment provides for, among other things, the conversion of certain portions of the outstanding convertible debt upon the achievement of certain milestones. In addition, 8.333% (or approximately $10.7 million as of February 24, 2020) of the First Out Waterfall Notes currently due on the First Amortization Date (the “First Amortization Payment”) will be extended to July 1, 2021. In the event the Company satisfies the Initial Exchange Condition (as defined below) and provided that the Company reports net revenue of at least $142.5 million for the year ended December 31, 2020 and complies with the global excess liquidity requirement (the “Maturity Extension Conditions”), the maturity date shall be extended from April 2, 2023 to December 22, 2023 and the second amortization date shall be extended from April 2, 2022 to April 2, 2023. Further, the Fourth Facility Agreement provides that the interest payment date due April 1, 2020 will be payable in paid-in-kind interest by increasing the principal amount of the loans by an amount equal to the interest that has accrued.

The Fourth Facility Amendment provides for the exchange of the existing notes representing the First Out Waterfall Notes for amended notes (the “Amended First Out Waterfall Notes”). The Amended First Out Waterfall Notes reduced the Fixed Conversion Price under the existing notes from $6.625 to $2.00 (the “New Fixed Conversion Price”); provided that if the Initial Exchange Condition (as defined below) is not met by June 30, 2020, then such price shall revert to $6.625. The Amended First Out Waterfall Notes provide that the Company may require Deerfield to convert up to $40.0 million of principal amount (the “Forced Conversion Cap”) provided that the arithmetic average of the volume weighted average price of the Company’s common stock on each of the fifteen (15) consecutive trading days ending on the conversion date (the “Forced Conversion 15 Day VWAP”), and the closing price on the conversion date, is greater than 200% of the New Fixed Conversion Price into shares of the Company’s newly created Series DF-1 Preferred Stock, par value $0.001 per share (the “Preferred Stock”), at a price per share equal to the product of (i) the Preferred Exchange Rate (as defined below) and (ii) and 85% of the lesser of the closing

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

price of the common stock on such conversion date (the “Closing Price”) and the Forced Conversion 15 Day VWAP, provided that such lesser price is greater than or equal to 170% of the New Fixed Conversion Price and other conditions are met (each such conversion, a “Forced Conversion”). A Forced Conversion may only occur once every 31 calendar days and any individual Forced Conversion may not exceed the lesser of (i) $3.5 million or (ii) the Forced Conversion Cap less any prior Forced Conversions or Discretionary Conversions (as defined below).

Deerfield also has the option to convert up to $60.0 million (less any amounts converted pursuant to Forced Conversions) of the Company’s outstanding debt (any such conversion, a “Discretionary Conversion”) into, at Deerfield’s option and subject to the Ownership Cap, shares of Common Stock at a rate equal to the greater of the New Fixed Conversion Price and 85% of the 15 Day VWAP, provided that such conversion price is not less than the Floor Price (the “Discretionary Common Conversion Rate”) or shares of Preferred Stock at a rate (the “Discretionary Preferred Conversion Rate”) equal to the product of (i) the Preferred Exchange Rate (as defined below) multiplied by (ii) the Discretionary Common Conversion Rate.

The Preferred Stock is convertible into common stock at an initial rate of 100 shares of common stock for each share of Preferred Stock, as may be adjusted pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Preferred Stock (the “Certificate of Designation”) (the “Preferred Exchange Rate”). Pursuant to the Certificate of Designation, 1,105,000 shares of Preferred Stock have been authorized for issuance. The Preferred Stock does not possess any voting rights. The Preferred Stock is subject to customary adjustments for stock events. The Preferred Stock provides that in no event may Deerfield convert the Preferred Stock into shares of common stock if such conversion would result in Deerfield beneficially owning more that 4.985% of the Company’s outstanding common stock (the “Ownership Cap”).
The Amended First Out Waterfall Notes also revises Deerfield’s existing right to convert a portion of the outstanding principal amount of the first-out waterfall loan into a maximum of 1,430,000 shares of the Company’s common stock at the current conversion price to Deerfield may, at its option, convert into 1,430,000 shares of common stock at the Discretionary Common Conversion Rate, or the equivalent number of shares of Preferred Stock at the Discretionary Preferred Conversion Rate.

The Fourth Facility Amendment provides that, in the event that on or prior to the ninetieth (90th) day following the receipt of regulatory approval to sell the Company’s Ovation Alto Abdominal Stent Graft System (“Alto”) in the United States, but in any event no later than June 30, 2020, net sales of Alto shall be in excess of $1.0 million (the “Initial Exchange Condition”), Deerfield will exchange 8.333% (or approximately $10.7 million as of February 24, 2020) of the principal amount of the First Out Waterfall Notes, including any such principal that has resulted from payment-in-kind (“PIK”) interest payments made on or prior to such date, plus any accrued PIK interest thereon through such exchange date into shares of Preferred Stock (the “Initial Exchange”) at a rate equal to the Preferred Exchange Rate multiplied by $0.8282 (the “Floor Price”). In addition, upon consummation of the Initial Note Exchange, payment of the remaining portion of the First Amortization Payment will be extended until the Second Amortization Date (as defined in the Facility Agreement) and maturity date in accordance with the Facility Agreement.

In addition, in the event that the Initial Exchange has occurred and the Company completes the first submission to the FDA of a full PMA application with respect to the Nellix EVAS System on or prior to September 30, 2021, Deerfield will exchange $2.5 million into shares of Preferred Stock (the “Nellix Submission Exchange”) at a rate (the “Conditional Exchange Rate”) equal to the product of the (i) Preferred Exchange Rate multiplied by (ii) the 85% of the lesser of (x) the Closing Price and (y) the 15 Day VWAP (the “Conditional Price”). In the event that the Initial Exchange and the Nellix Submission Exchange have occurred and the Company receives the PMA from the FDA with respect to the Nellix EVAS System as shall be necessary for the sale of the Nellix EVAS System in the United States on or prior to June 30, 2022 (the “Nellix Approval Exchange Condition”), Deerfield will exchange $7.5 million into shares of Preferred Stock (the “Nellix Approval Exchange”) at the Conditional Exchange Rate. In the event that the Initial Exchange, the Nellix Submission Exchange and the Nellix Approval Exchange have occurred and net sales of the Nellix EVAS System are in excess of $10.0 million within nine months of satisfaction of the Nellix Approval Exchange Condition, Deerfield will exchange $10.0 million into shares of Preferred Stock (the “Nellix Sales Exchange”) at the Conditional Exchange Rate. Notwithstanding the above, none of the foregoing exchanges shall take place if the Conditional Price at the time of such exchange is less than the Floor Price.

The Fourth Facility Amendment provides that if, during the period beginning on the first business day following satisfaction of the Initial Exchange Condition and ending on the date that is three months thereafter, the Company completes an equity financing resulting in net proceeds to the Company of at least $5.0 million and subject to certain other conditions set forth in the Fourth Facility Amendment, then Deerfield will exchange $0.50 of principal of First Out Waterfall Notes for each $1 of net proceeds up to an aggregate of $20 million in net proceeds into shares of Preferred Stock at a rate equal to the Preferred Exchange Rate multiplied by the lowest price per share of common stock purchased in such financing, provided that

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)

such price per share is not less than the Floor Price. Deerfield would also receive the number of such other securities, if any, issued with each share of common stock sold in such financing for each as-converted share of Common Stock issued to Deerfield.

Further, the Fourth Facility Amendment also provides, upon signing, the Company shall pay a restructuring fee of $2.0 million in cash or a combination of shares of common stock at the Floor Price and shares of Preferred Stock at a rate equal to the product of the Floor Price multiplied by the Preferred Exchange Rate. The Company elected to satisfy the fee by issuing 950,000 shares of common stock and 14,648.75 shares of Preferred Stock at signing.

The Fourth Facility Amendment provides that, upon the satisfaction of the Initial Exchange Condition, the Company will amend the outstanding 2017 Deerfield Warrants and 2018 Deerfield Warrants to reduce the exercise price of the Warrants to $1.50. All other material terms and conditions of the 2017 Deerfield Warrants and 2018 Deerfield Warrants remain the same.

The Fourth Facility Amendment also provides that, upon completion of the Initial Note Exchange, the remaining interest payments on the First Out Waterfall Notes will be due monthly. For 18 months beginning with the first calendar month following completion of the Initial Note Exchange the Company will, subject to certain conditions precedent, make such interest payments in shares of Preferred Stock at a rate equal to the product of (i) the Preferred Exchange Rate as of the interest payment date multiplied by (ii) ninety percent (90%) of the lesser of (a) the closing price on the date immediately preceding the interest payment date and (b) the 15 Day VWAP immediately preceding the interest payment date.

Fourth Amendment to Credit Agreement

On February 24, 2020, the Company entered into a Fourth Amendment to Credit Agreement (the “Credit Amendment”) with Deerfield Revolver and certain funds managed by Deerfield Management Company, L.P., dated as of August 9, 2018. The Credit Amendment includes conforming revisions to reflect the changes in the Fourth Facility Amendment. In addition, the Credit Amendment provides that if the Company satisfies the Maturity Extension Conditions, the credit agreement maturity date will extend to the earlier of (i) December 22, 2023 or (ii) the date the loans pursuant to the Facility Agreement have been repaid in full.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the report entitled Internal Control-Integrated Framework (2013). Based on its assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in its report, which is included herein.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A related to our 2020 Annual Meeting of Stockholders, or to an amendment to this Annual Report on Form 10-K, to be filed within 120 days of December 31, 2019.

Item 11.	Executive Compensation
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A related to our 2020 Annual Meeting of Stockholders, or to an amendment to this Annual Report on Form 10-K, to be filed within 120 days of December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A related to our 2020 Annual Meeting of Stockholders, or to an amendment to this Annual Report on Form 10-K, to be filed within 120 days of December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A related to our 2020 Annual Meeting of Stockholders, or to an amendment to this Annual Report on Form 10-K, to be filed within 120 days of December 31, 2019.

Item 14.	Principal Accountant Fees and Services
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A related to our 2020 Annual Meeting of Stockholders, or to an amendment to this Annual Report on Form 10-K, to be filed within 120 days of December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules are included in this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017. All other schedules are omitted, as required information is inapplicable or the information is presented in the Consolidated Financial Statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018 and 2017

Column A	Column B	Column C		Column D	Column E
		Additions (reductions)
Description	Balance at beginning of period	Charged to bad debt expense	Charged to other accounts	Deductions (1)	Balance at end of period
			(In thousands)
Year ended December 31, 2019
Allowance for doubtful accounts	$802	$534	$—	$(19)	$1,317
Year ended December 31, 2018
Allowance for doubtful accounts	$470	$552	$—	$(220)	$802
Year ended December 31, 2017
Allowance for doubtful accounts	$1,037	$(235)	$—	$(332)	$470

(1)	Deductions represent the actual write-off of accounts receivable balances.
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

3.1
Amended and Restated Certificate of Incorporation (as updated through March 5, 2019 and currently in effect) (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on April 1, 2019).

3.1.1
Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Preferred Stock (Incorporated by reference to Exhibit 3.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

3.2
Amended and Restated Bylaws (as updated through June 14, 2018 and currently in effect) (Incorporated by reference to Exhibit 3.2 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on April 1, 2019).

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

4.1.2	(2)	Description of Endologix, Inc. Capital Stock
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
4.7
Form of Indenture in respect of 5.00% Mandatory Convertible Senior Notes due 2024 (Incorporated by reference to Exhibit 4.5 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

4.8		Form of 5.00% Mandatory Convertible Senior Note due 2024 (Incorporated by reference to Exhibit 4.6 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).
4.9
Form of Indenture, dated April 3, 2019, in respect of 5.00% Voluntary Convertible Senior Notes due 2024 (Incorporated by reference to Exhibit 4.7 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

4.10
Form of Indenture, dated February 24, 2020, in respect of 5.00% Voluntary Convertible Senior Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

4.11
Form of 5.00% Voluntary Convertible Senior Note due 2024, issued on April 3, 2019 (Incorporated by reference to Exhibit 4.8 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

4.12
Form of 5.00% Voluntary Convertible Senior Note due 2024, issued on February 24, 2020 (Incorporated by reference to Exhibit 4.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

4.13		Form of Pre-Paid Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

Exhibit Number		Exhibit Description
4.14		Form of Amended and Restated (2017) Warrant (Incorporated by reference to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).
4.15
Registration Rights Agreement, dated April 3, 2017, by and among Endologix, Inc., Deerfield Private Design Fund IV, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., and Deerfield Private Design Fund III, L.P. (Incorporated by reference to Exhibit 4.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 5, 2017).

4.16		Form of Amended and Restated Additional (2018) Warrant (Incorporated by reference to Exhibit 4.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).
4.17		Form of First Out Waterfall Note (Incorporated by reference to Exhibit 4.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).
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

4.20
Note, issued August 9, 2018, issued by Endologix, Inc. and certain of its subsidiaries to Deerfield
Partners, L.P. (Incorporated by reference to Exhibit 4.10 to Endologix, Inc. Current Report on Form 8-K,
File No. 000-28440, filed on August 10, 2018).

4.21
Last Out Waterfall Note ($40,500,000), issued August 9, 2018, issued by Endologix, Inc. to Deerfield
Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Endologix, Inc. Current Report on Form 8-K,
File No. 000-28440, filed on August 10, 2018).

10.1	(1)
Amended and Restated 2006 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on November 7, 2019).

10.2	(1)
Amended and Restated 2015 Stock Incentive Plan, as amended (Incorporated by reference to Appendix A to Endologix, Inc. Definitive Proxy Statement on Schedule 14A, File No. 000-28440, filed on July 8, 2019).

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

10.3	(1)(2)	2017 Inducement Stock Incentive Plan, as amended.
10.4	(1)
Severance Agreement and General Release, dated February 21, 2018, by and between Endologix, Inc. and John McDermott (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 21, 2018).

10.5	(1)
Amended and Restated Employment Agreement, dated as of December 4, 2018, by and between Endologix, Inc. and Vaseem Mahboob (Incorporated by reference to Exhibit 10.5 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on April 1, 2019).

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

Exhibit Number		Exhibit Description
10.10	(1)
Employment Agreement, dated as of May 2, 2018, by and between Endologix, Inc. and John Onopchenko (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on August 9, 2018).

10.11	(1)
Employment Agreement, dated as of June 25, 2018, by and between Endologix, Inc. and Jeffrey Fecho (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on August 9, 2019).

10.12	(1)
Amended and Restated Employment Agreement, dated as of December 4, 2018, by and between Endologix, Inc. and Jeremy Hayden (Incorporated by reference to Exhibit 10.11 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on April 1, 2019).

10.13	(1)
Amended and Restated Employment Agreement, dated as of December 4, 2018, by and between Endologix, Inc. and Matthew Thompson (Incorporated by reference to Exhibit 10.12 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on April 1, 2019).

10.14	(1)
Employment Agreement, dated as of January 7, 2019, by and between Endologix, Inc. and John Zehren (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on August 9, 2019).

10.15
Standard Industrial/Commercial Multi-Tenant Lease - Net, for 2 Musick, Irvine, California and 35 Hammond, Irvine, dated June 12, 2013, by and between Endologix, Inc. and The Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed with on August 5, 2013).

10.16	†
Cross License Agreement dated as of October 26, 2011, by and between Endologix, Inc. and Bard Peripheral Vascular, Inc. (Incorporated by reference to Exhibit 10.19 to Endologix Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 6, 2012).

10.17
Credit Agreement, dated August 9, 2018, by and among Endologix, Inc. and Deerfield ELGX Revolver, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.1
First Amendment to Credit Agreement, dated November 20, 2018, by and among Endologix, Inc. and ELGX Revolver, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 26, 2018).

10.17.2
Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement, dated March 31, 2019, by and among Endologix, Inc. and Deerfield ELGX Revolver, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

10.17.3	†
Third Amendment to Credit Agreement, dated May 31, 2019, by and between Endologix, Inc. and Deerfield Partners, L.P. and certain of this affiliates (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on August 9, 2019).

10.17.4
Fourth Amendment to Credit Agreement, dated February 24, 2020, by and among Endologix, Inc. and Deerfield ELGX Revolver, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

10.17.5
Amended and Restated Facility Agreement, dated August 9, 2018, by and among Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.6
First Amendment to Amended and Restated Facility Agreement, dated November 20, 2018, by and among Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on November 26, 2018).

10.17.7
Second Amendment to Amended and Restated Facility Agreement and First Amendment to Guaranty and Security Agreement, dated March 31, 2019, by and among Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

10.17.8	†
Third Amendment to Amended and Restated Facility Agreement, dated May 31, 2019, by and between Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of this affiliates (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Quarterly Report on Form 10-Q, File No. 000-28440, filed on August 9, 2019).

10.17.9
Amended and Restated Registration Rights Agreement, dated August 9, 2018, by and between Endologix, Inc. and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

Exhibit Number	Exhibit Description
10.17.10
Amended and Restated Guaranty and Security Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.11
Guaranty and Security Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield ELGX Revolver, LLC. (Incorporated by reference to Exhibit 10.5 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.12
Intercompany Subordination Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to Exhibit 10.6 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.13
Intercompany Subordination Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield ELGX Revolver, LLC. (Incorporated by reference to Exhibit 10.7 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.14
Junior Lien Security Agreement, dated February 24, 2020, by and between Endologix, Inc. and Wilmington Trust, National Association (Incorporated by reference to Exhibit 10.5 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

10.17.15
Intercreditor Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries, Deerfield ELGX Revolver, LLC and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to Exhibit 10.8 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.16
Subordination and Intercreditor Agreement, dated February 24, 2020, by and among Endologix, Inc., Deerfield Private Design Fund IV, L.P., Deerfield ELGX Revolver, LLC and Wilmington Trust, National Association (Incorporated by reference to Exhibit 10.4 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

10.17.17
Reaffirmation Agreement, dated August 9, 2018, by and among Endologix, Inc., its subsidiaries and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to Exhibit 10.9 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.18
Patent Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield ELGX Revolver, LLC. (Incorporated by reference to Exhibit 10.10 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.19
Trademark Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield ELGX Revolver, LLC. (Incorporated by reference to Exhibit 10.11 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.20
First Supplement to Patent Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to Exhibit 10.12 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.21
First Supplement to Trademark Security Agreement, dated August 9, 2018, by and among Endologix, Inc., certain of its subsidiaries and Deerfield Private Design Fund IV, L.P. (Incorporated by reference to Exhibit 10.13 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on August 10, 2018).

10.17.22
Purchase Agreement, dated March 31, 2019, by and among Endologix, Inc. and the investors named on Schedule I thereto (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

10.17.23
Exchange Agreement, dated March 31, 2019, by and among Endologix, Inc. and the noteholders named on Schedule A thereto (Incorporated by reference to Exhibit 10.2 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on April 1, 2019).

10.17.24
Exchange Agreement, dated February 24, 2020, by and among Endologix, Inc. and the noteholders named on Schedule A thereto (Incorporated by reference to Exhibit 10.1 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

10.17.25
February 2020 Exchange Agreement and Fourth Amendment to Amended and Restated Facility Agreement and Amendment First Out Waterfall Notes, dated February 24, 2020, by and among Endologix, Inc. and Deerfield Private Design Fund IV, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.3 to Endologix, Inc. Current Report on Form 8-K, File No. 000-28440, filed on February 24, 2020).

10.18
Lease Agreement, dated June 16, 2005, by and among TriVascular, Inc., Carmel River, LLC, Carlsen Investments, LLC, and Rieger Investments, LLC. (Incorporated by reference to Exhibit 10.23 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 13, 2018).

Exhibit Number		Exhibit Description
10.18.1
Consent, Assignment, First Amendment to Lease and Non-Disturbance Agreement, dated March 28, 2008, by and among Boston Scientific Santa Rosa Corp., Carmel River, LLC, Carlsen Investments, LLC, Rieger Investments, LLC, and Boston Scientific Corporation. (Incorporated by reference to Exhibit 10.23.1 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 13, 2018).

10.18.2
Second Amendment to Lease, dated December 6, 2011, by and among TriVascular, Inc., Sonoma Airport Properties LLC and Boston Scientific Corporation. (Incorporated by reference to Exhibit 10.23.2 to Endologix, Inc. Annual Report on Form 10-K, File No. 000-28440, filed on March 13, 2018).

10.18.3
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
Date: March 11, 2020

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

Signature	Title	Date

/s/ JOHN ONOPCHENKO	Chief Executive Officer and Director	March 11, 2020
(John Onopchenko)	(Principal Executive Officer)

/s/ VASEEM MAHBOOB	Chief Financial Officer	March 11, 2020
(Vaseem Mahboob)	(Principal Financial and Accounting Officer)

/s/ DAN LEMAITRE	Chairman of the Board	March 11, 2020
(Dan Lemaitre)

/s/ THOMAS F. ZENTY III	Director	March 11, 2020
(Thomas F. Zenty III)

/s/ THOMAS C. WILDER	Director	March 11, 2020
(Thomas C. Wilder)

/s/ GREGORY D. WALLER	Director	March 11, 2020
(Gregory D. Waller)

/s/ LESLIE V. NORWALK	Director	March 11, 2020
(Leslie V. Norwalk)