Form 10-Q
period 2020-03-31
ENDOLOGIX INC /DE/
filed 2020-05-27
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
On May 18, 2020, there were 19,171,650 shares outstanding of the registrant’s only class of common stock.

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$40,854	$41,560
Restricted cash	1,381	1,200
Accounts receivable, net of allowance for doubtful accounts of $1,596 and $1,317, respectively	18,951	22,392
Other receivables	298	282
Inventories	24,486	26,405
Prepaid expenses and other current assets	2,548	1,864
Total current assets	$88,518	$93,703
Property and equipment, net	12,473	13,152
Goodwill	120,783	120,814
Other intangible assets, net	72,086	72,603
Deposits and other assets	786	1,124
Operating lease right-of-use assets	5,707	5,768
Total assets	$300,353	$307,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,464	$14,024
Accrued payroll	21,870	18,232
Accrued expenses and other current liabilities	16,443	12,931
Current portion of debt	167,861	10,606
Revolving line of credit	10,519	—
Total current liabilities	$229,157	$55,793
Deferred income taxes	150	150
Operating lease liabilities	11,376	11,621
Derivative liabilities	—	940
Other liabilities	1,866	2,244
Contingently issuable common stock	200	500
Debt	4,281	172,060
Total liabilities	$247,030	$243,308
Commitments and contingencies
Stockholders’ equity:
Series DF-1 convertible preferred stock, $0.001 par value, 1,150,000 shares authorized, 14,649 shares issued and outstanding	—	—
Common stock, $0.001 par value, 170,000,000 shares authorized, 19,215,059 and 18,190,054 shares issued, respectively, and 19,097,506 and 18,098,464 shares outstanding, respectively	19	18
Treasury stock, at cost, 117,553 and 91,590 shares, respectively	(4,271)	(4,235)
Additional paid-in capital	737,599	730,729
Accumulated deficit	(682,588)	(664,472)
Accumulated other comprehensive income	2,564	1,816
Total stockholders’ equity	$53,323	$63,856
Total liabilities and stockholders’ equity	$300,353	$307,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$28,510	$35,606
Cost of goods sold	13,378	12,407
Gross profit	15,132	23,199
Operating expenses:
Research and development	3,536	4,787
Clinical and regulatory affairs	3,165	3,785
Marketing and sales	14,496	16,786
General and administrative	10,119	9,416
Restructuring costs	—	419
Total operating expenses	31,316	35,193
Loss from operations	(16,184)	(11,994)
Other income (expense):
Interest expense	(10,527)	(8,490)
Other income (expense), net	(1,122)	318
Change in fair value of contingent consideration related to acquisition	300	200
Change in fair value of derivative liabilities	10,175	(2,023)
Loss on debt extinguishment	(730)	—
Total other expense, net	(1,904)	(9,995)
Net loss before income taxes	(18,088)	(21,989)
Income tax expense	(28)	(39)
Net loss	$(18,116)	$(22,028)

Comprehensive loss, net of taxes:
Net loss	(18,116)	(22,028)
Other comprehensive income (loss) foreign currency translation	748	(598)
Comprehensive loss	$(17,368)	$(22,626)

Basic and diluted net loss per share	$(0.90)	$(2.12)
Shares used in computing basic and diluted net loss per share	20,067	10,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,116)	$(22,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	438	(126)
Depreciation and amortization	1,192	1,735
Stock-based compensation	1,733	2,361
Change in fair value of derivative liabilities	(10,175)	2,023
Change in fair value of contingent consideration related to acquisition	(300)	(200)
Accretion of interest and amortization of deferred financing costs	5,202	3,554
Payable in kind interest expense on term loan facility	2,040	1,943
Non-cash foreign exchange loss	1,141	(400)
Loss on debt extinguishment	730	—
Non-cash lease expense	48	53
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,860	(5,253)
Inventories	1,826	112
Prepaid expenses and other current assets	(409)	(2,367)
Accounts payable	(1,440)	5,378
Accrued payroll	3,676	(1,438)
Accrued expenses and other liabilities	232	995
Net cash used in operating activities	(9,322)	(13,658)
Cash flows from investing activities:
Purchases of property and equipment	(100)	(107)
Net cash used in investing activities	(100)	(107)
Cash flows from financing activities:
Deferred financing costs	(1,379)	—
Net proceeds from revolving line of credit	10,519	—
Minimum tax withholding paid on behalf of employees for stock-based compensation	(36)	(2)
Net cash provided by financing activities	$9,104	$(2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(207)	(68)
Net increase (decrease) in cash, cash equivalents and restricted cash	(525)	(13,835)
Cash, cash equivalents and restricted cash, beginning of period	42,760	24,731
Total cash, cash equivalents and restricted cash, end of period	$42,235	$10,896
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$40,854	$9,696
Restricted cash	1,381	1,200
Total cash, cash equivalents and restricted cash	$42,235	$10,896

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,361	$2,065
Cash paid for income taxes	94	88
Cash paid for amounts included in the measurement of operating lease liabilities	$874	$849
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$—	$59
Fair value of embedded derivative issued in connection with loan agreements (Note 6)	$12,016	$—
Fair value of common and preferred stock issued in connection with loan agreements	$2,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Series DF-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value	Issued Shares	Par Value
Balance at December 31, 2019	—	—	18,190	$18	$730,729	$(664,472)	$(4,235)	$1,816	$63,856
Treasury shares purchased	—	—	26	—	—	—	(36)	—	(36)
Deerfield warrants	—	—	—	—	(375)	—	—	—	(375)
Equity conversion option	—	—	—	—	3,566	—	—	—	3,566
Stock-based compensation expense	—	—	—	—	969	—	—	—	969
Issuance of restricted stock	—	—	49	—	—	—	—	—	—
Restricted stock expense	—	—	—	—	764	—	—	—	764
Issuance of common stock	—	—	950	1	786	—	—	—	787
Issuance of Series DF-1 Preferred Stock	15	—	—	—	1,213	—	—	—	1,213
Debt issuance costs allocated to equity	—	—	—	—	(53)	—	—	—	(53)
Net loss	—	—	—	—	—	(18,116)	—	—	(18,116)
Other comprehensive income	—	—	—	—	—	—	—	748	748
Balance at March 31, 2020	15	—	19,215	$19	$737,599	$(682,588)	$(4,271)	$2,564	$53,323

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value
Balance at December 31, 2018	10,388	$10	$640,789	$(599,715)	$(4,026)	$2,588	$39,646
Treasury stock purchased	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,512	—	—	—	1,512
Issuance of restricted stock	3	—	—	—	—	—	—
Restricted stock expense	—	—	849	—	—	—	849
Net loss	—	—	—	(22,028)	—	—	(22,028)
Other comprehensive income	—	—	—	—	—	(598)	(598)
Balance at March 31, 2019	10,391	$10	$643,150	$(621,743)	$(4,027)	$1,990	$19,380

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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three months ended March 31, 2020 and 2019, there were no related party transactions.

The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within 12 months from the date of the issuance of these financial statements. The Company has a history of recurring losses from operations, recurring cash flow losses, and a net capital deficiency. Further, during the three months ended March 31, 2020, the COVID-19 pandemic had a negative impact on the Company’s financial results and business operations, and the Company expects that financial results and business operations will continue to be negatively impacted by the pandemic. As a result, the Company believes that its existing liquidity will not be sufficient to meet anticipated cash needs for at least the next 12 months from the issuance date of these financial statements, thereby raising substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. The Company has not made any adjustments to the accompanying consolidated financial statements related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its business plan. If the Company is unable to generate sufficient revenue from its existing business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern, the Company is in default under the Facility Agreement and Credit Agreement with its lender, Deerfield. We have entered into forbearance agreements with Deerfield which provide that Deerfield will not exercise its default rights under the Facility Agreements until June 15, 2020 or earlier upon certain conditions. If Deerfield were to exercise its default rights, such default would result in a cross default under the Company’s 5.00% Notes and 2020 5.00% Voluntary Notes. If Deerfield were to exercise its default rights, other lenders may then declare a default and the Company may be unable to repay the amounts owed without raising additional capital. If the Company is unable to repay the amounts owed, it may be forced to declare bankruptcy. Therefore, the entire amount of borrowings of $135.6 million from Deerfield and the $32.1 million 5% Notes and 2020 5.00% Voluntary Notes as at March 31, 2020 have been classified as current in these financial statements. Further, the Company would be required to pay exit fees totaling $11.1 million under the Facility Agreement and the remaining $0.1 million commitment fee under the Credit Agreement. Deerfield has not declared a default.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The interim financial data as of March 31, 2020 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2020. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020 (the “Annual Report”).

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the three months ended March 31, 2020, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.

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

(b) Summary of Significant Accounting Policies

For a complete summary of the Company’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, of the Annual Report. Except as discussed below, there have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

3. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Production equipment, molds and office furniture	$10,919	$10,844
Computer hardware and software	7,895	7,897
Leasehold improvements	15,594	15,594
Construction in progress (software and related implementation, production equipment and leasehold improvements)	694	795
Property and equipment, at cost	35,102	35,130
Accumulated depreciation	(22,629)	(21,978)
Property and equipment, net	$12,473	$13,152
Depreciation expense for property and equipment for the three months ended March 31, 2020 and 2019 was $0.7 million and $0.9 million, respectively.
(b) Inventories
Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$5,165	$5,362
Work-in-process	4,463	4,132
Finished goods	14,858	16,911
Total Inventories	$24,486	$26,405
(c) Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the three months ended March 31, 2020 was as follows:

Balance at December 31, 2019	$120,814
Foreign currency translation adjustment	(31)
Balance at March 31, 2020	$120,783

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Other intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks and trade names	$2,708	N/A	$2,708	$2,708	N/A	$2,708
In-process research and development	$11,200	N/A	11,200	11,200	N/A	11,200
Total indefinite-lived intangible assets	13,908		13,908	13,908		13,908
Finite-lived intangible assets:
Developed technology	67,600	(13,797)	53,803	67,600	(13,467)	54,133
Customer relationships	7,500	(3,125)	4,375	7,500	(2,938)	4,562
Total finite-lived intangible assets	75,100	(16,922)	58,178	75,100	(16,405)	58,695
Other intangible assets, net	$89,008	$(16,922)	$72,086	$89,008	$(16,405)	$72,603
Amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 was $0.5 million and $0.9 million, respectively.
Estimated amortization expense for the 5 succeeding years and thereafter is as follows:

Remainder of 2020	$2,444
2021	3,276
2022	3,320
2023	3,379
2024	3,499
2025	3,726
Thereafter	38,534
Total	$58,178
(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		March 31, 2020				December 31, 2019
		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingently issuable common stock	(a)	$—	$—	$200	$200	$—	$—	$500	$500
Derivative liabilities	(b)	$—	$—	2,330	2,330	—	—	940	940
Total financial liabilities		$—	$—	$2,530	$2,530	$—	$—	$1,440	$1,440
(a)     See Note 9 for additional details.
(b)     See Note 6 for additional details.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Changes in the fair value of the Company’s Level 3 liabilities were as follows:

	Contingently issuable common stock (a)	Derivative liabilities (b)
Balance at December 31, 2019	$500	$940
Retirement due to debt extinguishment	—	(1,351)
Additions	—	12,916
Fair value adjustment	(300)	(10,175)
Balance at March 31, 2020	$200	$2,330
(a)     See Note 9 for additional details.
(b)     See Note 6 for additional details.
There were no transfers of financial assets or liabilities into or out of Level 3 during the three months ended March 31, 2020. The derivative liabilities as of March 31, 2020 is classified within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below summarizes the carrying and fair values of the Company’s debt:

	March 31, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Term loan facility	$135,627	$132,969	$141,274	$131,892
Convertible notes	32,234	27,771	37,111	24,548
Other debt	4,281	1,259	4,281	1,416
	$172,142	$161,999	$182,666	$157,856
The fair values of the Company’s debt are determined using Level 3 inputs, with the exception of the 3.25% Senior Notes, which are determined using Level 2 inputs. See Note 6 for further details. The carrying value of the Company’s Revolving loan facility approximates fair value.

The following table provides quantitative information about Level 3 inputs for fair value measurement of derivative liabilities and term loan facility as of March 31, 2020 and December 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

		March 31, 2020	December 31, 2019
Simulation Input
Volatility	(a)	93%	50%
Yield	(b)	27%	24%

(a)     Based on weighted average of implied and historical volatility, used to forecast variability of Company's future stock price.
(b)     Based on yields from market comparables, adjusted for each instrument's seniority, for discounting future cash flows.

4. Stock-Based Compensation
The table below summarizes the impact of recording stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2020 and 2019:

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$164	$227
Operating expenses:
Research and development	181	332
Clinical and regulatory affairs	166	186
Marketing and sales	299	709
General and administrative	923	907
Total operating expenses	1,569	2,134
Total	$1,733	$2,361

5. Net Loss Per Share
The Company computes earnings per share of its common stock and convertible preferred stock using the two-class method required for participating securities. The convertible preferred stock is considered a participating security because any dividends declared will be distributed among the holders of common stock and convertible preferred stock on a pro rata basis based on the number of shares of common stock held by each holder as of the dividend record date. The number of shares of common stock held by each holder will be determined on an as-converted to common stock basis, based on the then-effective Preferred Exchange Rate and without giving effect to the Ownership Cap (see Note 6). Further, the convertible preferred stock does not have a contractual obligation to share in the losses of the Company therefore its impact is excluded from the calculation of earnings per share in periods of net losses.

Because of the net losses in the three months ended March 31, 2020 and 2019, the following outstanding Company securities, using the treasury stock method, were excluded from the calculations of net loss per share because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Restricted stock awards	2,916	2,690
Restricted stock units	101,492	6,578
Warrants	1,522,002	—
Total	1,626,410	9,268
For purposes of calculating the maximum dilutive impact, it is presumed that the convertible notes will be settled in common stock, all conversion features within the term loan facility will be exercised and the convertible preferred stock will be converted into its common stock equivalent with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the convertible senior notes, term loan facility and convertible preferred stock is excluded from the calculation of diluted loss per share because the impact of these securities would be anti-dilutive.

The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended March 31,
	2020	2019
Convertible notes	13,049,893	755,695
Conversion features under term loan facility	31,430,001	—
Convertible preferred stock	1,464,900	—

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The effect of the contingently issuable common stock (see Note 9) and Nellix Exchanges under the term loan facility (see Note 6) are excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied.

6. Credit Facilities
Debt consisted of the following:

	March 31, 2020	December 31, 2019
Term loan facility	$169,895	$167,858
Revolving loan facility	10,519	—
Convertible notes	73,277	73,165
Other debt	4,281	4,281
Debt discounts and deferred financing costs	(75,311)	(62,638)
Long-term debt, including current portion	182,661	182,666
Less current portion	(178,380)	(10,606)
Long-term debt	$4,281	$172,060
Deerfield Facility Agreement, as Amended
On April 3, 2017 (the “Original Agreement Date”), the Company entered into a facility agreement with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $120.0 million (the “Term Loan”), subject to the terms and conditions set forth in the facility agreement (the “Original Facility Agreement”). The Company drew the entire principal amount of the Term Loan on the Original Agreement Date. The Company will be required to pay Deerfield on each of April 2, 2021, April 2, 2022 and April 2, 2023 (the “Maturity Date”), an amortization payment equal to 33.33% of the Term Loan outstanding on such date (or, if on the Maturity Date, the remaining outstanding principal amount of the Term Loan).
On August 9, 2018 (the “Restated Agreement Date”), the Company entered into an Amended and Restated Facility Agreement (the “Restated Facility Agreement”) with Deerfield, pursuant to which Deerfield and the Company canceled and extinguished the $40.5 million principal amount of 3.25% Convertible Senior Notes due 2020 (the “3.25% Senior Notes”) held by Deerfield in exchange for an additional $40.5 million of Term Loan indebtedness under the Restated Facility Agreement (as a last-out waterfall tranche under the Restated Facility Agreement), the “Last Out Waterfall Notes”). Such amounts are being amortized 50% on April 2, 2022 and the remaining 50% on April 2, 2023.
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

On March 31, 2019, the Company and Deerfield entered into a Second Amendment to Amended and Restated Facility Agreement (the “Second Facility Amendment”). On April 3, 2019, the terms of the Second Facility Amendment became effective.

The Second Facility Amendment provided for, among other things, the reduction in the Company’s global excess liquidity covenant from $22.5 million to $17.5 million and the reduction of the Company’s minimum net revenue financial covenants. In addition, the percentage of the $120.0 million of first out waterfall notes (the “First Out Waterfall Notes”) due on April 2, 2021 decreased from 33.33% to 16.67%  of the First Out Waterfall Notes outstanding on such date, while the percentage of the remainder of the First Out Waterfall Notes due on April 2, 2022 remained at 50% of the First Out Waterfall Notes outstanding on such date.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The Second Facility Amendment provided for the exchange of the existing notes representing the First Out Waterfall Loans for amended notes (the “First Out Waterfall Notes”) that provide that in the event that, in any calendar month beginning April 1, 2019 and ending June 30, 2020 (the “Mandatory Conversion Period”), if (A)(i) the arithmetic mean of the volume weighted average prices of the Company’s common stock (the “VWAP”) on the five (5) consecutive trading days ending on the 15th calendar day (or, if not a trading day, the first trading day thereafter) (the “Mandatory Conversion Measurement Date”) and (ii) the closing price for the Company’s common stock on the Mandatory Conversion Measurement Date, both exceed $6.625 (as may be adjusted to reflect certain events) (the “Fixed Conversion Price”) and (B)(i) the VWAP on the five (5) consecutive trading days ending on (and including) the third (3rd) trading day immediately prior to the Mandatory Conversion Measurement Date (the “Initial Mandatory Conversion Measurement Date”) and (ii) the closing price for the Company’s common stock on the Initial Mandatory Conversion Measurement Date both exceed the Fixed Conversion Price, Deerfield shall be obligated to convert $1,666,666 of the principal amount of the loan into shares of common stock at the Fixed Conversion Price (each, a “Deerfield Mandatory Conversion”), up to a maximum aggregate amount of $25.0 million over the Mandatory Conversion Period (the “Mandatory Conversion Feature”).

Further, the Second Facility Amendment also provided for an increase of $5.0 million, from $6.1 million to $11.1 million, in the amounts payable to Deerfield as a fee upon termination (or reduction, or required reduction of the outstanding amounts under the First Out Waterfall Notes to less than $10,000,000) of the facility agreements and to reimburse Deerfield for all expenses incurred by Deerfield in connection with the negotiation and documentation of the Second Facility Amendment.

The terms of the Second Facility Amendment became effective on April 3, 2019 upon satisfaction of certain conditions precedent, including consummation of the purchase and sale of an aggregate of 7,889,552 shares of the Company’s common stock (the “Equity Shares”) to select institutional investors and certain other parties at a price per share of $6.61 (the “Equity Offering Price”), for an aggregate cash purchase price of approximately $52.15 million. The Company has issued the Deerfield Warrants and the First Out Waterfall Notes contemplated by the Second Facility Amendment.
On February 24, 2020, the Company and Deerfield entered into a February 2020 Exchange Agreement and Fourth Amendment (the “Fourth Facility Amendment”) to Amended and Restated Facility Agreement and Amendment to First Out Waterfall Notes (as amended to date, the “Fourth Facility Agreement”) and collectively with the Restated Facility Agreement, First Facility Amendment and Second Facility Amendment, the “Deerfield Facility Agreements”). The Fourth Facility Amendment provides for, among other things, the conversion of certain portions of the outstanding convertible debt upon the achievement of certain milestones. In addition, 16.67% of the First Out Waterfall Notes currently due on the first amortization date of April 2, 2021 (the “First Amortization Payment”) will be extended to July 1, 2021. In the event the Company satisfies the Initial Exchange Condition (as defined below) and provided that the Company reports net revenue of at least $142.5 million for the year ended December 31, 2020 and complies with the global excess liquidity requirement (the “Maturity Extension Conditions”), the maturity date shall be extended from April 2, 2023 to December 22, 2023 and the second amortization date shall be extended from April 2, 2022 to April 2, 2023. Further, the Fourth Facility Agreement provides that the interest payment date due April 1, 2020 will be payable in paid-in-kind interest by increasing the principal amount of the loans by an amount equal to the interest that has accrued.

The Fourth Facility Amendment provided for the exchange of the existing notes representing the First Out Waterfall Notes for amended notes (the “Amended First Out Waterfall Notes”). The Amended First Out Waterfall Notes reduced the Fixed Conversion Price under the existing notes from the Fixed Conversion Price to $2.00 (the “New Fixed Conversion Price”); provided that if the Initial Exchange Condition (as defined below) is not met by June 11, 2020, then such price shall revert to the Fixed Conversion Price. The Amended First Out Waterfall Notes provide that the Company may require Deerfield to convert up to $40.0 million of principal amount (the “Forced Conversion Cap”) provided that the arithmetic average of the volume weighted average price of the Company’s common stock on each of the fifteen (15) consecutive trading days ending on the conversion date (the “Forced Conversion 15 Day VWAP”), and the closing price on the conversion date, is greater than 200% of the New Fixed Conversion Price into shares of the Company’s newly created Series DF-1 Preferred Stock, par value $0.001 per share (the “Preferred Stock”), at a price per share equal to the product of (i) the Preferred Exchange Rate (as defined below) and (ii) and 85% of the lesser of the closing price of the common stock on such conversion date (the “Closing Price”) and the Forced Conversion 15 Day VWAP, provided that such lesser price is greater than or equal to 170% of the New Fixed Conversion Price and other conditions are met (each such conversion, a “Forced Conversion”). A Forced Conversion may only occur once every 31 calendar days and any individual Forced Conversion may not exceed the lesser of (i) $3.5 million or (ii) the Forced Conversion Cap less any prior Forced Conversions or Discretionary Conversions (as defined below). The Fourth Facility Amendment also removed the Mandatory Conversion Feature.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Deerfield also has the option to convert up to $60.0 million (less any amounts converted pursuant to Forced Conversions) of the Company’s outstanding debt (any such conversion, a “Discretionary Conversion”) into, at Deerfield’s option and subject to the Ownership Cap (as defined below), shares of Common Stock at a rate equal to the greater of the New Fixed Conversion Price and 85% of the 15 Day VWAP, provided that such conversion price is not less than the Floor Price (as defined below) (the “Discretionary Common Conversion Rate”) or shares of Preferred Stock at a rate (the “Discretionary Preferred Conversion Rate”) equal to the product of (i) the Preferred Exchange Rate (as defined below) multiplied by (ii) the Discretionary Common Conversion Rate.

The Preferred Stock is convertible into common stock at an initial rate of 100 shares of common stock for each share of Preferred Stock, as may be adjusted pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Preferred Stock (the “Certificate of Designation”) (the “Preferred Exchange Rate”). Pursuant to the Certificate of Designation, 1,150,000 shares of Preferred Stock have been authorized for issuance and shall be designated from the 5,000,000 shares of preferred stock authorized to be issued under the Amended and Restated Certificate of Incorporation. The Preferred Stock does not possess any voting rights. The Preferred Stock is subject to customary adjustments for stock events. The Preferred Stock provides that in no event may Deerfield convert the Preferred Stock into shares of common stock if such conversion would result in Deerfield beneficially owning more that 4.985% of the Company’s outstanding common stock (the “Ownership Cap”). Upon voluntary or involuntary liquidation, holders are entitled to receive the Liquidation Amount ($0.001 per share) plus dividends declared but unpaid, and thereafter participate with the common stock on an as converted basis. There are no deemed liquidation provisions contemplated by the Certificate of Designation. The Amended First Out Waterfall Notes also revises Deerfield’s existing right to convert a portion of the outstanding principal amount of the first-out waterfall loan into a maximum of 1,430,001 shares of the Company’s common stock at the current conversion price to Deerfield may, at its option, convert into 1,430,001 shares of common stock at the Discretionary Common Conversion Rate, or the equivalent number of shares of Preferred Stock at the Discretionary Preferred Conversion Rate.

The Fourth Facility Amendment provides that, in the event that on or prior to the ninetieth (90th) day following the receipt of regulatory approval to sell Alto in the United States, but in any event no later than June 30, 2020, net sales of Alto shall be in excess of $1.0 million (the “Initial Exchange Condition”), Deerfield will exchange 8.333% of the principal amount of the First Out Waterfall Notes, including any such principal that has resulted from payment-in-kind (“PIK”) interest payments made on or prior to such date, plus any accrued PIK interest thereon through such exchange date into shares of Preferred Stock (the “Initial Exchange”) at a rate equal to the Preferred Exchange Rate multiplied by $0.8282 (the “Floor Price”). In addition, upon consummation of the Initial Note Exchange, payment of the remaining portion of the First Amortization Payment will be extended until the Second Amortization Date (as defined in the Facility Agreement) and maturity date in accordance with the Facility Agreement. On March 13, 2020, the Company obtained FDA approval to sell Alto in the United States.

In addition, in the event that the Initial Exchange has occurred and the Company completes the first submission to the FDA of a full PMA application with respect to the Nellix EVAS System on or prior to September 30, 2021, Deerfield will exchange $2.5 million into shares of Preferred Stock (the “Nellix Submission Exchange”) at a rate (the “Conditional Exchange Rate”) equal to the product of the (i) Preferred Exchange Rate multiplied by (ii) the 85% of the lesser of (x) the Closing Price and (y) the 15 Day VWAP (the “Conditional Price”). In the event that the Initial Exchange and the Nellix Submission Exchange have occurred and the Company receives the PMA from the FDA with respect to the Nellix EVAS System as shall be necessary for the sale of the Nellix EVAS System in the United States on or prior to June 30, 2022 (the “Nellix Approval Exchange Condition”), Deerfield will exchange $7.5 million into shares of Preferred Stock (the “Nellix Approval Exchange”) at the Conditional Exchange Rate. In the event that the Initial Exchange, the Nellix Submission Exchange and the Nellix Approval Exchange have occurred and net sales of the Nellix EVAS System are in excess of $10.0 million within nine months of satisfaction of the Nellix Approval Exchange Condition, Deerfield will exchange $10.0 million into shares of Preferred Stock (the “Nellix Sales Exchange”, together with the Nellix Submission Exchange and the Nellix Approval Exchange, the “Nellix Exchanges”) at the Conditional Exchange Rate. Notwithstanding the above, none of the foregoing exchanges shall take place if the Conditional Price at the time of such exchange is less than the Floor Price.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The Fourth Facility Amendment provides that if, during the period beginning on the first business day following satisfaction of the Initial Exchange Condition and ending on the date that is three months thereafter, the Company completes an equity financing resulting in net proceeds to the Company of at least $5.0 million and subject to certain other conditions set forth in the Fourth Facility Amendment, then Deerfield will exchange $0.50 of principal of First Out Waterfall Notes for each $1 of net proceeds up to an aggregate of $20 million in net proceeds into shares of Preferred Stock at a rate equal to the Preferred Exchange Rate multiplied by the lowest price per share of common stock purchased in such financing, provided that such price per share is not less than the Floor Price. Deerfield would also receive the number of such other securities, if any, issued with each share of common stock sold in such financing for each as-converted share of Common Stock issued to Deerfield.

Further, the Fourth Facility Amendment also provides, upon signing, the Company shall pay a restructuring fee of $2.0 million in cash or a combination of shares of common stock at the Floor Price and shares of Preferred Stock at a rate equal to the product of the Floor Price multiplied by the Preferred Exchange Rate. The Company elected to satisfy the fee by issuing 950,000 shares of common stock and 14,649 shares of Preferred Stock at signing.

The Fourth Facility Amendment provides that, upon the satisfaction of the Initial Exchange Condition, the Company will amend the outstanding 2017 Deerfield Warrants and 2018 Deerfield Warrants to reduce the exercise price of the Warrants to $1.50. All other material terms and conditions of the 2017 Deerfield Warrants and 2018 Deerfield Warrants remain the same.

The Fourth Facility Amendment also provides that, upon completion of the Initial Note Exchange, the remaining interest payments on the First Out Waterfall Notes will be due monthly. For 18 months beginning with the first calendar month following completion of the Initial Note Exchange the Company will, subject to certain conditions precedent, make such interest payments in shares of Preferred Stock at a rate equal to the product of (i) the Preferred Exchange Rate as of the interest payment date multiplied by (ii) ninety percent (90%) of the lesser of (a) the closing price on the date immediately preceding the interest payment date and (b) the 15 Day VWAP immediately preceding the interest payment date (the “18 Months Interest Exchange”).

The Company evaluated the accounting for Fourth Facility Amendment transaction and determined it represented an extinguishment of the previously issued First Out Waterfall Notes under the Second Facility Amendment, primarily due to the addition and significance of the conversion features as described above. During the three months ended March 31, 2020, the Company recorded a loss on debt extinguishment of $3.4 million, which includes the $2.0 million restructuring fee paid in common stock and Preferred Stock and change in fair value of the Deerfield Warrants of $0.5 million, offset by the removal of $1.4 million of derivative liabilities associated with the debt prior to the transaction.
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
During the three months ended March 31, 2020 and March 31, 2019, the Company did not convert any principal amounts.
As of March 31, 2020, the Company had a carrying amount of $135.6 million, inclusive of deferred financing costs of $2.4 million, related to the Term Loan. As of March 31, 2020, annual interest expense on the Term Loan will range from $5.3 million to $34.7 million from the effectiveness of the Fourth Facility Amendment date through maturity.
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
Deerfield Warrants
In connection with the execution of the Original Facility Agreement and the Restated Facility Agreement, the Company issued warrants to Deerfield (the “Original 2017 Deerfield Warrants” and the “Original 2018 Deerfield Warrants,” respectively). In connection with entry into the Second Facility Amendment, the Company amended the Original 2017 Deerfield Warrants and the Original 2018 Deerfield Warrants in order to reduce the exercise price, which was further reduced by the Fourth Facility Amendment (as amended, the “2017 Deerfield Warrants” and the “2018 Deerfield Warrants”; collectively, the “Deerfield Warrants”) as summarized below:

	Number of shares of common stock	Original Exercise Price	Second Amendment Exercise price	Fourth Amendment Exercise Price
2017 Deerfield Warrants	647,001	$92.31	$6.61	$1.50
2018 Deerfield Warrants	875,001	$47.11	$6.61	$1.50
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
As a result of the amendment to the Deerfield Warrants in connection with entry into the Fourth Facility Amendment, the change in fair value in the Deerfield Warrants was $0.5 million. The foregoing was charged to loss on debt extinguishment

The Fourth Facility Amendment provides that the Company will amend the strike price on the 2017 Warrants and 2018 Warrants. The current strike price on the Deerfield Warrants is $6.61 but will be reduced to $1.50 upon satisfaction of the Initial Note Exchange Condition. Due to the existence of this contingent adjustment provision the Deerfield Warrants are classified as derivative liabilities and are subject to subsequent remeasurement

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Derivative Liabilities
In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and ASC 470, “Debt”, the Company assessed whether any provisions within the Fourth Facility Amendment constitute embedded derivatives requiring bifurcation from the host instrument, and assessed the fair values of any such features. The Company determined that the Deerfield Discretionary Conversion, Nellix Exchanges and 18 Months Interest Exchange effectively provided the holders with embedded put option derivatives meeting the definition of an “embedded derivative” pursuant to ASC 815. Consequently, the embedded derivatives were bifurcated and accounted for separately. The Fourth Facility Amendment retained a provision that, upon a change of control of the Company, Deerfield may declare the outstanding principal of the loans to be immediately due and payable in full, together with any accrued and unpaid interest, a “Change of Control” fee, and a specified make-whole amount (prior to the First Amortization Date). This feature remained substantively the same as outlined under the previous Second Facility Amendment. The Company concluded that this provision meets the definition of a derivative and requires bifurcation and separate accounting pursuant to ASC 815.

On February 24, 2020, the Company measured the fair value of the above embedded derivatives at $12.0 million and recorded the amount within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.

For the three months ended March 31, 2020 and 2019, the Company recorded income of $10.2 million and expense of $2.0 million, respectively, as a fair value adjustment of the derivative liabilities. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The value of the above derivative liabilities were estimated using a “with” and “without” approach utilizing observable and unobservable inputs causing this to be a Level 3 measurement. In the “with” scenario, the fair value the Deerfield notes host instrument was estimated, including the cash flows resulting from the bifurcated embedded derivatives. In the “without” scenario the value of the Deerfield notes host instrument absent the embedded derivatives were estimated. The difference between the values estimated in the “with” and “without” scenarios represents the value of the derivative liabilities. In each approach, the Deerfield notes host instrument was valued using a Monte Carlo simulation in a risk-neutral framework, simulating future stock prices using Geometric Brownian Motion. Changes in the value of the derivative liabilities were primarily driven by changes in the Company’s stock price, expected volatility, and market yields.

Deerfield Revolver

On the Restated Agreement Date, the Company entered into a Credit Agreement (the “Restated Credit Agreement”) with Deerfield ELGX Revolver, LLC (“Deerfield Revolver”), pursuant to which the Company may borrow up to the lesser of $50.0 million or its applicable borrowing base from time to time prior to April 2, 2022 (the “ABL Facility”).

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

On February 24, 2020, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Credit Amendment”) with Deerfield Revolver and certain funds managed by Deerfield Management Company, L.P., dated as of August 9, 2018. The Fourth Credit Amendment includes conforming revisions to reflect the changes in the Fourth Facility Amendment. In addition, the Fourth Credit Amendment provides that if the Company satisfies the Maturity Extension Conditions, the credit agreement maturity date will extend to the earlier of (i) December 22, 2023 or (ii) the date the loans pursuant to the Facility Agreement have been repaid in full.

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

The Deerfield Credit Agreements have a $17.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. No event of default with respect the Company’s financial covenants had been declared as of March 31, 2020. The Deerfield Credit Agreements also contain various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.

The Company’s obligations under the Deerfield Credit Agreements are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Deerfield Facility Agreements (as described above).

As of March 31, 2020, the Company had 10.5 million outstanding borrowings and 0.7 million in deferred financing costs relating to the ABL Facility. The remaining borrowings available was 4.5 million.

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

On March 31, 2019, the Company and two investors holding $73.4 million of the principal amount of the 3.25% Senior Notes entered into an Exchange Agreement (the “2019 Exchange Agreement”) providing for the exchange of the holders’ 3.25% Senior Notes for new 5.00% Voluntary Convertible Senior Notes due 2024 (the “2019 5.00% Voluntary Notes”) and new 5.00% Mandatory Convertible Senior Notes due 2024 (the “5.00% Mandatory Notes”, and together with the 2019 5.00% Voluntary Notes, the “2019 5.00% Notes”) which was completed on April 3, 2019.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

On February 24, 2020, the Company and three investors holding $11.0 million of the principal amount of the Company’s 3.25% Senior Notes entered into an Exchange Agreement (the “2020 Exchange Agreement”) providing for the exchange of the holders’ existing notes for new 5.00%  Voluntary Convertible Senior Notes due 2024 (the “2020 5.00% Voluntary Notes”).

As of March 31, 2020, the Company had outstanding borrowings of $0.1 million related to the remaining 3.25% Senior Notes. There were no principal payments due during the term.

2020 5.00% Convertible Senior Notes due 2024

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

The 2020 5.00% Voluntary Notes will be governed by an Indenture (the “2020 Indenture”), by and between the Company and Wilmington, as trustee. The 2020 5.00% Voluntary Notes will accrue interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020. The 2020 5.00% Voluntary Notes will mature on April 2, 2024, unless earlier purchased, redeemed or converted in accordance with the terms of the 2020 Indenture. The 2020 Indenture governing the 2020 5.00% Voluntary Notes will contain customary terms and covenants and events of default.

The 2020 5.00% Voluntary Notes will be convertible at the option of each Holder into shares of common stock at any time prior to the close of business on the business day immediately preceding January 1, 2024; provided that, except if the Company undergoes a fundamental change (as defined in the 2020 Indenture) and for certain other customary circumstances of conversion, each Holder may not convert more than 30% the initial aggregate principal amount of its outstanding 2020 5.00% Voluntary Notes per calendar quarter (a “2020 Voluntary Conversion”). Beginning January 1, 2024, until the close of business on the business day immediately preceding the maturity date, the 2020 5.00% Voluntary Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph. The initial conversion rate of the 2020 5.00% Voluntary Notes in a 2020 Voluntary Conversion is 0.4445 shares of the Company’s common stock per $1.00 principal amount of the 2020 5.00% Voluntary Notes, which is equivalent to an initial conversion price per share equal to $2.25 (the “2020 Conversion Price”). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Except if the Company undergoes a fundamental change (as defined in the 2020 Indenture) and for certain other customary circumstances of conversion, in no event prior to the close of business on the business day immediately preceding January 1, 2024 may the 2020 5.00% Voluntary Notes be converted in a calendar quarter unless the closing sale price of the Company’s common stock for at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 110% of the Conversion Price (subject to adjustment upon the occurrence of certain specified events) (the “2020 Voluntary Conversion Threshold”).

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The 2020 Indenture will provide that in no event may a Holder convert into shares of common stock if such conversion would result in the Holder beneficially owning more that 9.5% of the Company’s outstanding common stock.

The Company evaluated the accounting for the 2020 Exchange Agreement transaction and determined it represented an extinguishment of the previously issued 3.25% Senior Notes, primarily due to the addition and significance of the conversion features as described above. During the three months ended March 31, 2020, the Company recorded a gain on debt extinguishment of $2.7 million relating to the exchange of debt instruments.

Upon issuance, the Company was not required to separate the conversion options from the 2020 5.00% Voluntary Notes under ASC 815, “Derivatives and Hedging”. However, because the Company has the ability to settle the 2020 5.00% Voluntary Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 2020 5.00% Voluntary Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion options. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 2020 5.00% Voluntary Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $8 million resulting in a $3.6 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 2020 5.00% Voluntary Notes. Debt issuance costs totaled $120 thousand and were allocated between the liability and the equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $66 thousand attributable to the indebtedness was recorded as deferred financing costs, to be subsequently amortized as interest expense over the term of the 2020 5.00% Voluntary Notes, and $53 thousand attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. During the three months ended March 31, 2020, there was no conversion to common stock.

As of March 31, 2020, the Company had outstanding borrowings of 4.5 million, and deferred financing costs of $0.1 million, related to the 2020 5.00% Voluntary Notes. There were no principal payments due during the term. Annual interest expense on these 2020 5.00% Voluntary Notes will range from $0.9 million to $2.9 million through maturity.

2019 5.00% Convertible Senior Notes due 2024

On April 3, 2019, the Company completed the transactions contemplated by the 2019 Exchange Agreement, issuing $25.0 million of principal amount of the 5.00% Mandatory Notes and $42.0 million of principal amount of the 2019 5.00% Voluntary Notes to the holders. The exchanging holders received $900 principal amount of 2019 5.00% Notes for every $1000 principal amount of 3.25% Senior Notes plus accrued interest.

The 2019 5.00% Voluntary Notes and 5.00% Mandatory Notes are governed by separate Indentures (respectively, the “2019 5.00% Voluntary Notes Indenture” and “5.00% Mandatory Notes Indenture”, and collectively, the “2019 Indentures”), each dated April 3, 2019, by and between the Company and Wilmington Trust, National Association, as trustee. The 2019 5.00% Notes will accrue interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019. Such interest amount shall be paid, at the Company’s option, either in cash or, if certain terms are met in accordance with the 2019 Indentures, shares of common stock or paid in kind. The 2019 5.00% Notes mature on April 3, 2024, unless earlier purchased, redeemed or converted in accordance with the terms of the Indentures. The 2019 Indentures governing the 5.00% Notes contain customary terms and covenants and events of default.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The 2019 5.00% Voluntary Notes are convertible at the option of each holder into shares of common stock at any time on or after July 1, 2020, but prior to the close of business on the business day immediately preceding January 1, 2024, provided that, except if the Company undergoes a fundamental change (as defined in the 2019 5.00% Voluntary Notes Indenture) and for certain other customary circumstances of conversion, each holder may not convert more than 30% the initial aggregate principal amount of his or her outstanding 2019 5.00% Voluntary Notes per calendar quarter (a “2019 Voluntary Conversion”). Thereafter, until the close of business on the business day immediately preceding the maturity date, the 2019 5.00% Voluntary Notes will be convertible at the option of the holder at any time regardless of the conditions described in this paragraph. The initial conversion rate of the 2019 5.00% Voluntary Notes in a 2019 Voluntary Conversion is 0.12103 shares of the Company’s common stock per $1.00 principal amount of the 5.00% Notes, which is equivalent to an initial conversion price per share equal to $8.2624 (the “2019 Conversion Price”). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Except if the Company undergoes a fundamental change (as defined in the 2019 5.00% Voluntary Notes Indenture) and for certain other customary circumstances of conversion, in no event prior to the close of business on the business day immediately preceding January 1, 2024 may the 2019 5.00% Voluntary Notes be converted in a calendar quarter unless the closing sale price of the Company’s common stock for at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 7.271 (subject to adjustment upon the occurrence of certain specified events) (the “2019 Voluntary Conversion Threshold”).

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

The Indentures provide that in no event may a holder convert, whether in a 2019 Voluntarily Conversion or a 5.00% Mandatory Conversion or otherwise, into shares of common stock if such conversion would result in the holder beneficially owning more that 9.5% of the Company’s outstanding common stock.

Upon issuance, the Company was not required to separate the conversion options from the 5.00% Notes under ASC 815, “Derivatives and Hedging”. However, because the Company has the ability to settle the 5.00% Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 5.00% Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion options. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 5.00% Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $67.2 million resulting in a $41.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 5.00% Notes. Debt issuance costs totaled $1.2 million and were allocated between the liability and the equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $0.5 million attributable to the indebtedness was recorded as deferred financing costs, to be subsequently amortized as interest expense over the term of the 5.00% Notes, and $0.7 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. During the three months ended March 31, 2020, there was no conversion to common stock.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

As of March 31, 2020, the Company had a carrying amount of $27.6 million, inclusive of deferred financing costs of $0.4 million, related to the 5.00% Notes. Annual interest expense on these 5.0% Notes will range from $4.4 million to $14.7 million through maturity.

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

Principal Maturities of Long-term Debt

The aggregate principal maturities of long-term debt as of March 31, 2020 are as follows:

	Term loan facility	Convertible notes	Other debt	Total
Year ending December 31,
2020	$—	$150	$—	$150
2021	21,099	—	—	21,099
2022	74,398	—	—	74,398
2023	74,398	—	4,281	78,679
2024	—	73,126	—	73,126
	$169,895	$73,276	$4,281	$247,452

Due to the substantial doubt about the Company’s ability to continue operating as a going concern, the Company is in default under the Facility Agreement and Credit Agreement with its lender, Deerfield. We have entered into forbearance agreements with Deerfield which provide that Deerfield will not exercise its default rights under the Facility Agreements until June 15, 2020 or earlier upon certain conditions. If Deerfield were to exercise its default rights, such default would result in a cross default under the Company’s 5.00% Notes and 2020 5.00% Voluntary Notes. If Deerfield were to exercise its default rights, other lenders may then declare a default and the Company may be unable to repay the amounts owed without raising additional capital. If the Company is unable to repay the amounts owed, it may be forced to declare bankruptcy. Therefore, the entire amount of borrowings of $135.6 million from Deerfield and the $32.1 million 5% Notes and 2020 5.00% Voluntary Notes as at March 31, 2020 has been classified as current in these financial statements. Further, the Company would be required to pay exit fees totaling $11.1 million under the Facility Agreement and the remaining $0.1 million commitment fee under the Credit Agreement. Deerfield has not declared a default.

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

	Three Months Ended March 31,
	2020			2019
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$18,324	$305	$18,629	$22,463	$323	$22,786
International	$2,992	$6,889	$9,881	$3,807	$9,013	$12,820
Total Revenue	$21,316	$7,194	$28,510	$26,270	$9,336	$35,606

8. Commitments and Contingencies
(a) Leases

The Company determines whether an arrangement is a lease at inception. The Company leases facilities located in Irvine, California and Santa Rosa, California and an office located in ‘s-Hertogenbosch, the Netherlands. These facility lease agreements require the Company to pay variable operating costs, including property taxes, insurance and maintenance based on costs incurred or actual usage. The Company’s facility leases do not contain any residual value guarantees. In addition, the Company has certain equipment and automobiles under long-term agreements that were not material for the three months ended March 31, 2020.

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

For the three months ended March 31, 2020, components of facility lease costs consist of $0.8 million in operating lease expense and $0.2 million in variable lease costs.

Maturities of facility lease liabilities by fiscal year for our operating leases are as follows as of March 31, 2020:

Remainder of 2020	$2,708
2021	3,751
2022	3,860
2023	2,949
2024	2,848
2025	2,905
2026 and thereafter	9,433
Total lease payments	$28,454
Less: Imputed Interest	(15,145)
Present value of operating lease liabilities	$13,309
As of March 31, 2020, the current portion of the Company’s operating lease liabilities was $1.9 million and is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

As of March 31, 2020, the weighted-average remaining lease term was 7.6 years and weighted-average discount rate was 22.1%.

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(e) Concentrations of Risk and Major Customer

For the three months ended March 31, 2020 and 2019, there was one customer that represented 10% or more of consolidated revenue. As of March 31, 2020 and December 31, 2019, there was one customer that represented 10% or more of consolidated accounts receivable.

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

The fair value of the contingently issuable common stock will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the “Earn-Out Period,” as defined within the Merger Agreement. Adjustments to the fair value of the contingently issuable common stock are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. See the “Fair Value Measurements” section of Note 3 for further details. As of March 31, 2020, the fair value of the contingently issuable common stock was presented in non-current liabilities.

At March 31, 2020 the Company’s stock price closed at $0.69 per share. Thus, had the PMA Milestone been achieved on March 31, 2020 the contingently issuable common stock would have comprised approximately 333,149 shares (based on the 30-day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $45.00 per share), representing a value of $0.2 million.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

10. Income Taxes
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of $28 thousand and provision for income taxes of $39 thousand for the three months ended March 31, 2020 and 2019, respectively. The Company’s ETR was (0.14)% and (0.2)% for the three months ended March 31, 2020, and 2019, respectively. The Company’s ETR for the three months ended March 31, 2020 differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses (including the Nellix contingently issuable common stock), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintained a valuation allowance against a substantial portion of its deferred tax assets as of March 31, 2020. If and when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating incomes taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  ASU 2019-12 is effective in 2021 and interim periods within that year, and permits for early adoption.  The Company elected to early adopt ASU 2019-12, effective for the quarter ended March 31, 2020, on a prospective approach. Therefore, the Company is no longer applying the exception to the intraperiod tax allocation rules which used to apply when the Company had pre-tax book losses in continuing operations and gains in other components of income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contained modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the provisions of the CARES Act would result in a material impact on the financial statement.

11. Restructuring Charges
In the three months ended March 31, 2020 and 2019, the Company recorded $0.0 million and $0.4 million, respectively, in restructuring costs within operating expenses related to focused reductions of its workforce. The Company began substantially formulating plans around this workforce reduction during the first quarter of 2016 in conjunction with its merger of TriVascular Technologies, Inc. The targeted reductions and other restructuring activities were initiated to provide efficiencies and re-align resources as well as to allow for continued investment in strategic areas and drive growth.

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

As of March 31, 2020, the Company estimated that it will incur a total of $16.7 million in restructuring charges upon the completion of the plan, of which $16.7 million has already been incurred since the first quarter of 2016.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the three months ended March 31, 2020:

One-time termination benefits
Accrual balance as of December 31, 2019	$90
Utilization	(10)
Accrual balance as of March 31, 2020	$80

The accrual balance as of March 31, 2020 is classified within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

12. Subsequent Events

PPP Loan

On May 5, 2020, the Company entered into a promissory note (the “Promissory Note”) with Bank of America, N.A., dated May 1, 2020, that provides for a loan in the amount of $9.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 5, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses. All or a portion of the PPP Loan may be forgiven upon application by the Company beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with certain specified requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. The Company intends to apply for forgiveness of a portion of the loan in accordance with the terms of the CARES Act to the extent applicable.

Additionally, on May 5, 2020, the Company entered into the Amendment to Facility Agreements, dated as of May 4, 2020, among the Company, the guarantors party thereto, the lenders party thereto, Deerfield ELGX Revolver, LLC and Deerfield Private Design Fund I.V., L.P. (the “Amendment”). The Amendment amends the Credit Agreement, dated August 9, 2018, by and among the Company, certain of its subsidiaries, the lenders party thereto and Deerfield ELGX Revolver, LLC and amends the Term Loan Facility Agreement, dated as of August 9, 2018, among the Company, certain of its subsidiaries, the lenders party thereto and Deerfield Private Design Fund I.V., L.P., as amended from time to time, to permit the company to incur indebtedness in the form of the PPP Loan.

Deerfield Forbearance Agreements

On May 26, 2020, we entered into forbearance agreements with Deerfield which provide that Deerfield will not exercise its default rights under the Facility Agreements until June 15, 2020 or earlier upon certain conditions. If the event that we are unable to reach an agreement with Deerfield prior to expiration of the forbearance, or if we are unable to extend the forbearance, Deerfield may exercise its default rights under the Facility Agreements. As of March 31, 2020, we had approximately $180.4 million outstanding under the Deerfield Agreements. Additionally, we would be required to pay exits fees totaling $11.1 million under the Facility Agreement and the remaining $0.1 million commitment fee under the Credit Agreement. If Deerfield were to exercise its default rights, such default would result in a cross default under our 5.00% Notes and our 5.00% Voluntary Notes. As of March 31, 2020, we had $62.0 million outstanding under our 5.00% Notes and $11.1 million outstanding under our 5.00% Voluntary Notes.

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

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2020, and in this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2020, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

Overview
Our Business
We develop, manufacture, market and sell innovative medical devices for the treatment of aortic disorders. Our products are intended for the minimally invasive endovascular treatment of AAA. Our AAA products are built on one of two platforms:
•Traditional minimally-invasive endovascular aneurysm repair (“EVAR”); or
•Endovascular aneurysm sealing (“EVAS”), our innovative solution for sealing the aneurysm sac while maintaining blood flow.
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
See Item 1 of the Annual Report, entitled “Business,” for a discussion of:
•Market Overview and Opportunity
•Our Products
•Product Developments and Clinical Trials
•Manufacturing and Supply
•Marketing and Sales
•Competition
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
The Nellix® EndoVascular Aneurysm Sealing System has a CE Mark and is an investigational device in the United States. The Ovation Alto® System has obtained FDA approval in the United States and is presently an investigational device in the EU.

Impact of COVID-19 Pandemic

During the first quarter of 2020, we were subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). The resulting impact of the COVID-19 outbreak created various financial impacts to our operations as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely. Cost incurred include items like incremental payroll costs, consulting support, IT infrastructure and facilities related costs.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. To date, we have experienced a number of deferred or cancelled procedures as a result of the strain put on the healthcare system. There can be no assurances these procedures will be rescheduled when healthcare systems normalize. We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, production delays, closures of manufacturing facilities, warehouses and logistics supply and distribution chains and staffing shortages, decreases or delays in customer demand and spending, difficulties or changes to our sales process and customer support. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Highlights of Our Product Development Initiatives, Clinical Trials and Regulatory Approvals

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
Nellix EVAS System
Our Nellix EVAS System is designed to seal the aneurysm and provide blood flow to the legs through two blood flow lumens. The Nellix EVAS System consists: of (i) bilateral covered stents with endobags; (ii) a biocompatible polymer injected into the endobags to seal the aneurysm; and (iii) a delivery system and associated accessories. The Nellix EVAS System is intended to seal the entire aneurysm sac effectively excluding the aneurysm and reducing the likelihood of future aneurysm rupture. We have the following trials in process to build independent and collective clinical and economic evidence of clinical safety and effectiveness:
•EVAS FORWARD Investigational Device Exemption (“IDE”). We conducted this pivotal clinical trial to evaluate the safety and effectiveness of the Nellix EVAS System. This study is a prospective single arm registry which enrolled 179 patients at 29 centers in the United States and Europe. In November 2014, we completed enrollment in the study, and we submitted the one year results to the United States Food and Drug Administration (“FDA”) in March 2016. In May 2016, we announced the results of the one-year clinical data from the EVAS FORWARD IDE study that demonstrate that the Nellix EVAS System met the study primary endpoints for major adverse events at 30 days (safety) and treatment success at one year (effectiveness). Two-year imaging revealed a signal of migration, leading to a field safety notification issued in October 2016 and a dedicated root cause analysis, resulting in refinements to the IFU. Following the implementation of the refined IFU, the Nellix EVAS system is applicable to treat an estimated 40% of AAA patients with a traditional aneurysm.
Subsequently, the two-year results from the trial were published in the Journal of Vascular Surgery in March 2018. This data was previously announced in June 2017 at the Society of Vascular Surgery Vascular Annual Meeting (“VAM”). Key highlights from the Nellix United States IDE trial two-year clinical data are included below:
•Freedom from all endoleaks (95.1%), rupture (99.4%) and all-cause mortality (93.8%) among all patients.
•Highest freedom of type II endoleaks, ever reported at two years (96.6%) among all patients.
•When applying the refined IFUs for Nellix, patients at the two-year follow up demonstrated 95.9% freedom from Type IA endoleak, migration >10mm, and sac growth.
•EVAS2 IDE. In May 2017, we announced the decision to seek FDA approval of the Nellix EVAS System by conducting a confirmatory clinical study with the refined IFU and the Company’s next generation Nellix device design, the “Nellix 3.5 EVAS System.” The Nellix 3.5 EVAS System incorporates design improvements to enhance ease of use and offers physicians more sizes to treat more patients with AAA. In October 2017, we announced our receipt of IDE approval from the FDA to commence a confirmatory clinical study to evaluate the safety and effectiveness of the Nellix 3.5 EVAS System for the endovascular treatment of infrarenal AAA. EVAS2 will prospectively evaluate the refined IFU and the Nellix 3.5 EVAS System. The study is approved to enroll up to 105 primary patients, with one-year follow-up data required for the pre-market approval (“PMA”) application. We commenced EVAS2 patient enrollment in March 2018 and completed enrollment in May 2020.

•EVAS FORWARD Global Registry. This registry is designed to provide real world clinical results to demonstrate the effectiveness and applicability of the Nellix EVAS System. The first phase of the registry included 300 patients enrolled in up to 30 international centers. The first patient in the registry was treated in October 2013, and in September 2014, we announced completion of patient enrollment in the EVAS FORWARD Global Registry. In November 2016, we announced positive two-year results on 300 patients from the EVAS FORWARD Global Registry at the Annual Symposium on Vascular and Endovascular Issues (the “VEITH Symposium”). The following outcomes were presented at the VEITH Symposium:
•37% of patients having complex anatomies;
•98.1% freedom from any persistent endoleaks at latest follow-up;
•No secondary interventions for Type II endoleaks;
•97.4% freedom from aneurysm-related mortality; and
•98.5% freedom from cardiovascular mortality.
In 2017, we commenced the EVAS FORWARD Global Registry 2, a post market evaluation of the Nellix 3.5 EVAS System.
•ASCEND Registry. In April 2016, we announced the first data presentation with one-year outcomes from the ASCEND Registry, a physician-initiated registry of the Nellix EVAS System used with aortic branch stent grafts for the treatment of patients with complex AAAs. The results of the study were formally published in the peer-reviewed Journal of Endovascular Therapy in December 2017.
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
No product return is required under this recall, and no further action by HCPs were required in addition to the Safety Notice. The guidance provided in the July 2018 Safety Notice remains current.

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
In May 2011, we initiated a 3-year European Post-Market Registry to enroll 500 patients across 30 European centers. Enrollment ended in December 2013. In January 2017, we announced positive 3-year results from the Ovation EU Post-Market Registry. The data was presented at the 2017 Leipzig Interventional Course (“LINC”) meeting and showed that the Ovation System has the broadest range of patient applicability on IFU of all commercially available infrarenal endovascular AAA devices. The resulting outcomes included:
•99% freedom from aneurysm-related mortality;
•99% freedom from migration, rupture, and conversion;
•97% freedom from Type I/III endoleak; and
•Excellent freedom from secondary intervention for occlusion (97%), Type I endoleak (97%) and Type II endoleak (95%).
In October 2014, we initiated the LIFE Study to illustrate the potential advantages of a “Fast Track” protocol including PEVAR, no general anesthesia, no time in ICU and a one-night stay in the hospital with the Ovation System. In May 2016, we announced the completion of enrollment of 250 patients at 34 sites participating in the LIFE Study. In February 2018, the results of the one-month clinical data from the LIFE Study were published in the Journal of Endovascular Therapy. These results demonstrate that the Ovation System met the study primary endpoint for major adverse events at 30 days. The following are highlights of the publication, with outcomes covering one-month follow-up:
•Low major adverse event rate of 0.4%;
•No ruptures, conversion, or secondary interventions;
•No type III endoleaks and low Type I endoleaks (0.4%);
•Fast-Track completed in 216 patients (87%), with positive results compared to non-Fast-Track patients;
•Procedure time of 84 minutes vs. 110 minutes;
•General anesthesia use 0% vs. 18%;
•ICU stay 0% vs. 32%; and
•Mean hospital stay 1.2 days vs. 1.9 days.
In August 2015, we enrolled the first subject in the LUCY Study, a multi-center post-market registry designed to explore the clinical benefits associated with EVAR using the Ovation System in female patients with AAA, as compared to males. This was the first prospective study evaluating EVAR in females, a population that has historically been underrepresented in EVAR clinical trials. We announced completion of enrollment of 225 patients in the LUCY Study in February 2017. The 30-day LUCY data showed that, in women, the ultra-low profile (14F) Ovation System device resulted in:
•At least 28% greater EVAR eligibility for women with AAA;
•1.3% major adverse events;
•No deaths;
•No proximal endoleaks;
•No limb occlusion;
•Low readmission rate of 3.9%; and
•100% procedural success.

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
In November 2016, we announced at the VEITH Symposium that the 5-year results from the Ovation Global Pivotal Trial were positive and showed the following outcomes:
•Broad patient applicability, with 40% of the patients treated outside the labeled indications of other EVAR devices;
•Stable aortic neck diameters with an average expansion of 0.1mm, compared to 5.3mm as reported with other EVAR devices;
•96.6% freedom from secondary interventions related to type I endoleak; and
•No migration or conversions.
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
In September 2019 and December 2019, the Effectiveness of Custom Seal with Ovation: Review of Evidence (“ENCORE,”) reports regarding the study of polymer endovascular aneurysm repair (“Polymer EVAR”) using Ovation System were published in the Journal of Vascular Surgery. ENCORE is a pooled retrospective analysis of the 5 prospective clinical trials and registries and encompasses 1,296 patients, nearly 160 centers and over 200 investigators in the United States, Europe and Latin America. The studies within ENCORE had predefined follow-up periods ranging from 1 month to up to 5 years, and across the studies the median follow up was greater than 2 years. At 5 years, the ENCORE analysis included the following results for the Ovation System based on the available data:
•99% freedom from AAA-related mortality;
•99% freedom from conversion;
•99% freedom from rupture;
•98% freedom from reintervention for Type Ia endoleak; and
•93% freedom from all device-related reintervention.
In February 2019, we announced that the Ovation System for the treatment of AAA received Shonin approval from the MHLW.

In March 2020, we announced FDA approval for our Alto Abdominal Stent Graft System. Approval was based on our regulatory submission that includes the ELEVATE IDE clinical study. Pursuant to the terms of approval, the first 100 patients after commercial launch will be included in a post approval imaging study to determine consistency in device selection between Endologix’s internal imaging services and those of the implanting physicians.

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
General and Administrative
General and administrative expenses primarily consist of compensation (including stock-based compensation) and benefits for personnel that support our general operations such as information technology, executive management, financial accounting, and human resources. General and administrative expenses also include bad debt expense, patent and legal fees, financial audit fees, insurance, recruiting fees, other professional services and allocated facilities-related expenses.

Results of Operations
In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, in March 2020, the U.S. Surgeon General and the American College of Surgeons issued guidance advising that elective surgical procedures be curtailed or deferred and hospitals in the U.S. and globally have, to varying degrees, suspended elective surgeries. While certain abdominal aortic aneurysm procedures treating larger-diameter or ruptured aneurysms are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we are seeing a significant reduction in procedural volumes as hospital systems and/or patients elect to defer abdominal aortic aneurysm procedures with smaller-diameter, less-severe aneurysms. As a result of these measures, we have experienced substantial reductions in procedural volumes and anticipate this trend will continue during the pandemic. In addition, restrictions on the ability to travel as well as the temporary closures of our facilities and the facilities of our suppliers has adversely affected our business. Further, due to the travel restrictions and physical distancing requirements, the Company has been limited in its ability to train and educate surgeons on the Company’s surgical techniques and products, which may impact its ability to scale demand once healthcare services return to normal. These restrictions have also impacted the Company’s manufacturing capabilities and distribution and warehousing operations as it reduces capacity and implements policies to prioritize the health and safety of employees and contractors.

Although the cumulative impact of these disruptions has had a significant impact on our business, as of the date of this filing, due to uncertainties regarding the duration and scope of the current COVID-19 pandemic, the Company cannot predict the specific extent to which the COVID 19 pandemic will have on its business and financial results.

Operations Overview - Three Months Ended March 31, 2020 versus 2019

The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2020		2019
Revenue	$28,510	100.0%	$35,606	100.0%
Cost of goods sold	13,378	46.9%	12,407	34.8%
Gross profit	15,132	53.1%	23,199	65.2%
Operating expenses:
Research and development	3,536	12.4%	4,787	13.4%
Clinical and regulatory affairs	3,165	11.1%	3,785	10.6%
Marketing and sales	14,496	50.8%	16,786	47.1%
General and administrative	10,119	35.5%	9,416	26.4%
Restructuring costs	—	—%	419	1.2%
Total operating expenses	31,316	109.8%	35,193	98.8%
Loss from operations	(16,184)	(56.8)%	(11,994)	(33.7)%
Total other expense, net	(1,904)	(6.7)%	(9,995)	(28.1)%
Net loss before income taxes	(18,088)	(63.4)%	(21,989)	(61.8)%
Income tax expense	(28)	(0.1)%	(39)	(0.1)%
Net loss	$(18,116)	(63.5)%	$(22,028)	(61.9)%
Comparison of the Three Months Ended March 31, 2020 versus 2019         `
Revenue

	Three Months Ended March 31,
	2020	2019	Variance	Percent Change
	(in thousands)
Revenue	$28,510	$35,606	$(7,096)	(19.9)%
United States Sales. Net sales totaled $18.6 million in the three months ended March 31, 2020, a 18.4% decrease from 22.8 million in net sales in the three months ended March 31, 2019, largely driven by the impact case deferrals related to the COVID-19 pandemic.
International Sales. Net sales of products in our international regions totaled $9.9 million in the three months ended March 31, 2020, a 22.7% decrease from $12.8 million in net sales of products in our international regions in the three months ended March 31, 2019. The decrease was primarily driven by product sunsets in Latin America, exit of South Korea and the impact of COVID-19 pandemic.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2020	2019	Variance	Percent Change
	(in thousands)
Cost of goods sold	$13,378	$12,407	$971	7.8%
Gross profit	15,132	23,199	(8,067)	(34.8)%
Gross margin percentage (gross profit as a percent of revenue)	53.1%	65.2%
Gross margin percentage for the three months ended March 31, 2020 decreased to 53.1% from 65.2% for the three months ended March 31, 2019. The decrease in gross profit margin was primarily attributable to unfavorable geographic mix and lower volumes in the three months ended March 31, 2020 compared to prior year period.
Operating Expenses

	Three Months Ended March 31,
	2020	2019	Variance	Percent Change
	(in thousands)
Research and development	$3,536	$4,787	$(1,251)	(26.1)%
Clinical and regulatory affairs	3,165	3,785	(620)	(16.4)%
Marketing and sales	14,496	16,786	(2,290)	(13.6)%
General and administrative	10,119	9,416	703	7.5%
Restructuring costs	—	419	(419)	(100.0)%
Research and Development. The $1.3 million decrease in research and development expenses for the three months ended March 31, 2020, as compared to the prior year period, was attributable to timing of project spending and prudent expense management.

Clinical and Regulatory Affairs. The $0.6 million decrease in clinical and regulatory affairs expenses for the three months ended March 31, 2020, as compared to the prior year period, was attributable to expense timing and prudent expense management.

Marketing and Sales. The $2.3 million decrease in marketing and sales expenses for the three months ended March 31, 2020, as compared to the prior year period, was attributable to lower sales volume, lower headcount and prudent expense management.

General and Administrative. The $0.7 million increase in general and administrative expenses for the three months ended March 31, 2020, as compared to the prior year period was primarily attributable to higher legal and finance costs associated with debt restructuring.

Restructuring costs. The $0.4 million decrease in restructuring costs for the three months ended March 31, 2020, as compared to the prior year period was attributable to one-time restructuring activities in 2019.

Other Expense, Net

	Three Months Ended March 31,
	2020	2019	Variance	Percent Change
	(in thousands)
Other expense, net	$(1,904)	$(9,995)	$8,091	(81.0)%
Other expense, net of $1.9 million for the three months ended March 31, 2020 consists primarily of interest expense of $10.5 million, foreign currency translation loss of $1.1 million and loss on debt extinguishment of $0.7 million, which was partially offset by income from changes in fair value of derivative liabilities of $10.2 million and fair value of contingent consideration related to the Nellix acquisition of $0.3 million. Other expense. net of $10.0 million for the three months ended March 31, 2019 consists primarily of interest expense of $8.5 million and expense from changes in fair value of derivative liabilities of $2.0 million, which was partially offset by the fair value of contingent consideration related to the Nellix acquisition of $0.2 million.

Income Tax Expense

	Three Months Ended March 31,
	2020	2019	Variance	Percent Change
	(in thousands)
Income tax expense	$(28)	$(39)	$11	<100%

Our income tax expense was $28 thousand and our effective tax rate was (0.14)% for the three months ended March 31, 2020 due to our tax positions in various jurisdictions. During the three months ended March 31, 2020 and 2019, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of March 31, 2020, December 31, 2019 and March 31, 2019:

	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$42,235	$42,760	$10,896
Accounts receivable, net	$18,951	$22,392	$25,991
Total current assets	$88,518	$93,703	$69,961
Total current liabilities	$229,157	$55,793	$44,153
Working capital surplus	$(140,639)	$37,910	$25,808
Current ratio	0.4	1.7	1.6
Days sales outstanding (“DSO”)	60	58	65
Inventory turnover	2.1	1.8	1.7
Operating Activities
In the three months ended March 31, 2020, cash used in operating activities was $9.3 million. This was primarily the result of a net loss of $18.1 million, non-cash operating expenses of $2.0 million, and changes in operating assets and liabilities of $6.7 million. In the three months ended March 31, 2019, our operating activities used $13.7 million in cash. This was primarily the result of a net loss of $22.0 million, non-cash operating expenses of $10.9 million, and changes in operating assets and liabilities of $2.6 million.
During the three months ended March 31, 2020 and 2019, our cash collections from customers totaled $31.7 million and $30.6 million, respectively, representing 111.2% and 86.0% of reported revenue for the same periods.

Investing Activities
Cash used in investing activities was $0.1 million for the three months ended March 31, 2020 and March 31, 2019. This consisted of $0.1 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $9.1 million for the three months ended March 31, 2020, as compared to cash provided by financing activities of $0.0 million in the prior year period. For the three months ended March 31, 2020, cash provided by financing activities consisted of proceeds from our revolving line of credit of $10.5 million, which was offset by $1.4 million used in deferred financing costs.
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
The timing and amount of our future capital requirements will depend on many factors, including:
•the need for working capital to support our sales growth;
•the need for additional capital to fund future development programs;
•the need for additional capital to fund strategic acquisitions;
•our requirements for additional facility space or manufacturing capacity;
•our requirements for additional information technology infrastructure and systems; and
•adverse outcomes from potential litigation and the cost to defend such litigation.
We have limited capital resources and expect to incur further losses for the foreseeable future. The Company’s recurring operating losses, net operating cash flow deficits, and an accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. We presently have several operating subsidiaries outside of the United States. As of March 31, 2020, these subsidiaries held an aggregate of $4.5 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding countries in which our subsidiaries operate. Management has no present or planned intention to repatriate foreign earnings into the United States and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
We will require additional capital to sustain our operations and make the investments we need to execute upon our business plan. If we are unable to generate sufficient revenue from our existing business plan, we will need to obtain additional equity or debt financing. Further, the COVID-19 outbreak has negatively impacted the global economy and financial markets which could interfere with our ability to access financing. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available on favorable terms, if at all. Further, it may cause substantial dilution (in the case of an equity financing), or may contain burdensome restrictions on the operation of our business (in the case of debt financing). Lastly, if we are not able to obtain required financing, we may need to curtail our operations and/or our planned product development.

Contractual Obligations
Contractual obligation payments by year with initial terms in excess of 1 year were as follows as of March 31, 2020 (in thousands):

		Payments due by period
	Total	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$272,889	$250	$22,951	$83,591	$92,970	$73,127	$—	$—
Interest on debt obligations	39,089	8,532	12,645	10,052	6,003	1,857	—	—
Operating lease obligations	29,080	2,888	3,939	3,992	3,015	2,908	2,905	9,433
Purchase commitments	1,087	$249	$838	—	—	—	—	—
Total	$342,145	$11,919	$40,373	$97,635	$101,988	$77,892	$2,905	$9,433
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
Due to the substantial doubt about the Company’s ability to continue operating as a going concern, the Company is in default under the Facility Agreement and Credit Agreement with its lender, Deerfield. We have entered into forbearance agreements with Deerfield which provide that Deerfield will not exercise its default rights under the Facility Agreements until June 15, 2020 or earlier upon certain conditions. If Deerfield were to exercise its default rights, such default would result in a cross default under the Company’s 5.00% Notes and 2020 5.00% Voluntary Notes. If Deerfield were to exercise its default rights, other lenders may then declare a default and the Company may be unable to repay the amounts owed without raising additional capital. If the Company is unable to repay the amounts owed, it may be forced to declare bankruptcy. Therefore, the entire amount of borrowings of $135.6 million from Deerfield and the $32.1 million 5% Notes and 2020 5.00% Voluntary Notes as at March 31, 2020 has been classified as current in these financial statements. Further, the Company would be required to pay exit fees totaling $11.1 million under the Facility Agreement and the remaining $0.1 million commitment fee under the Credit Agreement. Deerfield has not declared a default.

Off-Balance Sheet Arrangements

Other than the purchase commitments described above, we do not have any off-balance sheet arrangements as of March 31, 2020.

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

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The Company adopted this standard on January 1, 2020, and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

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
Interest rate risk. We are exposed to market risk for changes in interest rates applicable to our credit facility agreement with Deerfield. Any outstanding principal under the credit facility will accrue interest at a rate equal to the London Interbank Offered Rate (with a 1% floor) plus 5.50%, payable in cash. The interest rate will accrue on a minimum amount of $9.75 million, whether or not such amount is drawn. As of March 31, 2020, we had $10.5 million outstanding under our credit facility.
The remainder of our debt, which is comprised of a term loan facility, convertible senior notes and other note payable, bear fixed interest, and therefore, would not be subject to interest rate risk. For a complete summary of our debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.
Foreign currency transaction risk. While a majority of our business is denominated in the United States dollar, a portion of our revenue and expenses are denominated in foreign currencies. Fluctuations in the rate of exchange between the United States dollar and the Euro or the British Pound Sterling may affect our results of operations and the period-to-period comparisons of our operating results. Foreign currency transaction gains and losses are caused by transactions denominated in a currency other than our or our respective subsidiaries’ functional currency and must be remeasured at each balance sheet date or upon settlement. Realized and unrealized foreign exchange gains and losses resulted in approximately $1.1 million of gains during the three months ended March 31, 2020, primarily related to intercompany payables and receivables associated with our European operations. We expect to continue to limit our exposure through future settlements.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have limited capital resources and will likely need additional funding before we are able to achieve profitability. If we are unable to raise additional capital on attractive terms, or at all, we may be unable to sustain our operations.

We have limited capital resources and expect to incur further losses for the foreseeable future. In particular our revenues have significantly declined as a result of the COVID-19 pandemic. A significant percentage of our products are utilized in elective surgeries or procedures, which may be deferred or avoided altogether due to COVID-19 outbreak, materially impacting our financial results. The COVID-19 outbreak has materially impacted our operations and financial results and continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations or financial results.

As of March 31, 2020, we had approximately $42 million of cash, cash equivalents and investments available-for-sale. The Company’s recurring operating losses, net operating cash flow deficits, and an accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. As a result of this determination, we are in default under the Facility Agreement and the Credit Agreement and Deerfield may exercise its default rights. As of March 31, 2020, we had approximately $180.4 million outstanding under the Deerfield Agreements. Additionally, we would be required to pay exits fees totaling $11.1 million under the Facility Agreement and the remaining $0.1 million commitment fee under the Credit Agreement. We have entered into forbearance agreements with Deerfield which provide that Deerfield will not exercise its default rights under the Facility Agreements until June 15, 2020 or earlier upon certain conditions. If Deerfield were to exercise its default rights, such default would result in a cross default under our 5.00% Notes and our 5.00% Voluntary Notes. As of March 31, 2020, we had $62.0 million outstanding under our 5.00% Notes and $11.1 million outstanding under our 5.00% Voluntary Notes. If Deerfield were to exercise its default rights, other lenders may then declare a default and we may be unable to repay the amounts owed without raising additional capital. If we are unable to repay the amounts owed, we may be forced to declare bankruptcy.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not made any adjustments to the accompanying consolidated financial statements related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

All of our revenue is generated from a limited number of products, and any decline in the sales of these products, including as a result of negative perceptions regarding our financial stability, or any material departure in expected revenues from our products as against forecasts, will negatively impact our business.

We have focused heavily on the development and commercialization of a limited number of products for the treatment of AAA. If we are unable to continue to achieve and maintain market acceptance of these products and do not achieve sustained positive cash flow from operations, we will be constrained in our ability to fund development and commercialization of improvements and other product lines. Recently, the COVID-19 pandemic has materially harmed our sales as non-essential procedures have been deferred or canceled. There can be no assurance that these procedures will be rescheduled once the healthcare system normalizes.

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

Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors and our ability to sustain our business operations on a long-term basis. We have determined that there is substantial doubt regarding our ability to continue as a going concern which has resulted in a default under the Facility Agreements. We have entered into forbearance agreements with Deerfield which provide that Deerfield will not exercise its default rights under the Facility Agreements until June 15, 2020 or earlier upon certain conditions. There can be no assurance that we will be able reach an agreement with Deerfield prior to expiration of the forbearance, or that we will be able to extend the forbearance. If we are unable to reach an agreement with Deerfield or extend the forbearance prior to its expiration, Deerfield may exercise its default rights under the Facility Agreements. We will need to raise substantial additional capital in the near future. If we are unable to access substantial additional capital or further restructure our indebtedness in the near future as needed and in a timely manner and upon terms reasonably favorable to us, our financial stability and prospects may be adversely impacted. Further, our technical, human and other resources and capabilities, as well as our revenues and market share, are considerably smaller than those of our principal competitors. Negative perceptions of our overall financial stability, and resources and market share limitations, may cause our customers, suppliers and strategic partners, as well as independent distributors and third party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, our recent and projected cash positions, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our financing and restructuring transactions, our current level of indebtedness and debt service costs, the competitive environment in our industry, and uncertainties regarding the regulatory environment for our products. Any such concerns, whether actual or perceived, could cause customers to delay the purchase of our products or purchase our competitors’ products.

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.

As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and we are considered exempt under various stay at home/shelter in place orders, including the California Executive Order N-33-20 (“Stay at Home Order”) dated March 19, 2020. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, temperature checking and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among its workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

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

Furthermore, certain recent industry guidance in the EU has questioned the safety and effectiveness of EVAR and EVAS. In May 2018, the United Kingdom’s National Institute for Health and Care Excellence (“NICE”) issued draft guidance on AAA diagnosis and management that, among other things, states that patients should not be offered EVAR if open surgical repair is suitable. In November 2018, the European Society for Vascular Surgery (the “ESVS”) presented its updated guidelines on the treatment of AAA which included a strong negative recommendation regarding the use of EVAS in clinical practice outside of studies approved by research ethics committees and only with informed consent from the patients, until adequately evaluated. In March 2020, NICE finalized its guidance on AAA diagnosis and management which suggests a continued role for EVAR in certain standard as well as complex cases, while still favoring open surgical repair in many settings. These recommendations and guidelines, and other recommendations and guidelines that may be released from time to time, may adversely affect the growth in the number of AAA patients that are treated with endovascular devices, and adversely affect the commercial availability and customer adoption of our EVAR and EVAS products, which in turn could have a material adverse effect on our financial condition.

Our success depends on convincing physicians to use, and continue to use, our products in more endovascular AAA procedures and to assist us in development of new products.

If we are unable to continue to educate physicians on the use of our products to drive use of our products and to use our products in more endovascular AAA procedures, our business could be negatively impacted. Further, we rely on these professionals to provide us with considerable knowledge and experience regarding the research, development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with the professionals who use and support our products and continue to receive their advice and input, many of our products may not be developed and marketed in line with the needs and expectations of such professionals, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows. The COVID-19 pandemic has resulted in our representatives being unable to visit hospitals in order to educate physicians. We do not know how long the current healthcare protocols will remain in place. If our representatives are unable to visit hospitals in order to educate physicians, it may harm our ability to convince physicians to use, and continue to use, our products.

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

Pursuant to the SEC rules regarding disclosure of the use of certain minerals in our products, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, we are required to disclose the procedures we employ to determine the sourcing of such minerals, and metals produced from those minerals. Our adherence to these rules could adversely affect the sourcing, supply and pricing of materials used in our products, which could increase our expenses In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs associated with possible changes to products, processes, or sources of supply as a consequence of such verification activities. Although we intend to disclose that we utilized certain of the four conflict minerals in our products in our conflict minerals report for the 2019 calendar year, we have been unable in all instances to determine that our sources of these minerals have been certified as “conflict free.” We may continue to face difficulties in gathering this information in the future.

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

•	difficulties in enforcing or defending intellectual property rights;

•	pricing pressure that may require us to curtail or terminate operations in certain jurisdictions;

•	a shortage of high-quality sales people and distributors;

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

We also depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain anticipated FDA clearances and approvals, achieve market acceptance of our products and further develop products, while addressing our strategic objectives through the implementation and enhancement of effective planning, manufacturing and operating processes. We have experienced a significant level of employee attrition in recent years, including within our sales organization. In addition, we compete for personnel against companies with more expansive product offerings and greater technical and financial resources. Successfully managing our business will require us to attract and retain talented and experienced management, sales, and technical personnel, but there is no guaranty that we will be able to hire or retain such personnel.

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

We have a history of operating losses and will need to seek additional capital in the future. Due to substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements, we will need to obtain additional financing to pursue our business strategy, to discharge existing indebtedness as it comes due, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

Future volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Further, our ability to enter into or maintain existing financing arrangements on acceptable terms, including our amended and restated facility agreement and credit agreement (“Amended Credit Agreement”), each dated August 9, 2018, with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”), (each as amended to date, collectively the “Deerfield Agreements”), in respect of our $160.5 million term loan facility and $50.0 million revolving loan facility, respectively, could be adversely affected if there is a material decline in the demand for our products or the prices that we can command for our products, our customers become insolvent or decide to reduce or discontinue their purchase of our products, we encounter significant regulatory, quality, manufacturing or compliance issues, or any other material adverse event occurs that impacts our business. The Deerfield Agreements contain a number of restrictive and negative covenants, including, but not limited to, the absence of a going concern, the incurrence additional indebtedness, maintenance of our listing on Nasdaq, compliance with certain financial covenants, and numerous others. Any deterioration in our revenue, key financial ratios, or non-compliance with certain financial, reporting, regulatory, operational or other covenants or terms in existing or future loan or credit agreements, including the Deerfield Agreements, may result in an event of default under such agreements, which also could adversely affect our business and financial condition. As a result of our determination that there is substantial doubt regarding our ability to continue as a going concern, we are in a default under the Deerfield Agreements. We have entered into forbearance agreements with Deerfield which provide that Deerfield will not exercise its default rights under the Facility Agreements until June 15, 2020 or earlier upon certain conditions. There can be no assurance that we will be able reach an agreement with Deerfield prior to expiration of the forbearance, or that we will be able to extend the forbearance. If we are unable to reach an agreement with Deerfield or extend the forbearance prior to its expiration, Deerfield may exercise its default rights under the Facility Agreements.

The occurrence of an event of default under our Deerfield Agreements and the exercise by Deerfield of its default rights could result in an increase to the applicable interest rate, an acceleration of all obligations, an inability to access the revolving loan facility under the Amended Credit Agreement, a requirement to repay all obligations in full and a right by Deerfield to exercise all remedies available to them. If we are unable to pay those amounts, Deerfield could proceed against the collateral granted to it pursuant to the Deerfield Agreements and we may in turn lose access to any sources of borrowing availability we may have. Any declaration of an event of default by Deerfield could also trigger an event of default under our outstanding convertible senior notes requiring the repayment of principal and interest outstanding under such notes. Further, if we are unable to repay our indebtedness and Deerfield institutes foreclosure proceedings against our assets, we could be forced into bankruptcy or liquidation and equity holders may lose the entire value of their investment. In any such bankruptcy or liquidation scenario, the value that we receive for our assets could be significantly lower than the values reflected in our financial statements.

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

In April 2019, we consummated a restructuring of our indebtedness. Pursuant to an exchange agreement with two existing investors, we exchanged (the “2019 Exchange”) approximately $73.4 million of the $84.5 million principal amount of our outstanding 3.25% Convertible Senior Notes due 2020 (the “2.35% Notes”) for $25.0 million of principal amount of new 5.00% Mandatory Convertible Senior Notes due 2024 (the “5.00% Mandatory Notes”) and approximately $42.0 million of principal amount of the 5.00% Voluntary Convertible Senior Notes due 2024 (the “5.00% Voluntary Notes”, and together with the 5.00% Mandatory Notes, the “5.00% Notes”). The 5.00% Notes are convertible into common stock of the Company, on either a mandatory or voluntary basis, subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with aggregate ownership limitations). Simultaneously with the consummation of the Exchange, the Deerfield Agreements were amended to provide for, among other things, (i) the reduction of our global excess liquidity covenant from $22.5 million to $17.5 million and the reduction of the minimum net revenue financial covenants; and (ii) reduction of our first term loan repayment amount to Deerfield, due April 2021, from $40 million to $20 million (and accompanying $10 million increase in each of our respective term loan repayments to Deerfield due in April 2022 and April 2023). The Company does not anticipate that the large majority of the mandatory and voluntary conversions of the 5.00% Notes into shares of our common stock will occur; thus we may be required to pay these debt obligations in cash as they become due, unless we can refinance or exchange such notes on terms acceptable to the holders thereof.

In February 2020, pursuant to an exchange agreement with three existing investors, we exchanged (the “2020 Exchange”) approximately $11.0 million of the remaining $11.1 million principal amount of our 3.25% Notes plus accrued and unpaid interest for $11.1 million of principal amount of new 5.00% Voluntary Convertible Senior Notes due 2024 (the “5.00% Voluntary Notes”). The 5.00% Voluntary Notes are convertible into common stock of the Company, on a voluntary basis, subject to satisfaction of certain conditions precedent (including satisfaction of certain stock price thresholds and compliance with aggregate ownership limitations).

Further, approximately $0.2 million of the 3.25% Convertible Senior Notes remain outstanding after the 2019 Exchange and 2020 Exchange and will be subject to repayment upon maturity in November 2020 unless earlier exchanged or refinanced. We may not have sufficient cash to satisfy our repayment obligations as they become due, which could result in a default on our debt obligations.

Concurrently with the 2020 Exchange, we further amended the Deerfield Agreements in order to, among other things, extend the first amortization payment date from April 2021 to July 2021 and to establish a series of milestone events, the achievement of which would require Deerfield to convert up to approximately $70.7 million into shares of our Series DF-1 Preferred Stock, subject to satisfaction of certain other conditions precedent (including satisfaction of certain stock price thresholds). In total, more than $100 million of the aggregate $160.5 million outstanding principal amount (in addition to the preexisting right of Deerfield to obtain up to 1.43 million shares of common stock upon the conversion of a portion of the outstanding indebtedness under the term loan) is potentially convertible into shares of our common stock or Series DF-1 Preferred Stock. In addition, in the event we achieve net sales of our Alto product of at least $1.0 million by June 30, 2020 and provided that we report net revenue of at least $142.5 million for the year ended December 31, 2020 and complies with the global excess liquidity requirement, the maturity date shall be extended from April 2, 2023 to December 22, 2023 and the second amortization date shall be extended from April 2, 2022 to April 2, 2023. Further, the amendment provides that the interest payment date due April 1, 2020 will be payable in paid-in-kind interest by increasing the principal amount of the loans by an amount equal to the interest that has accrued. If we are unable to achieve the milestones, we will be unable to convert the outstanding debt into equity and will instead be required to continue to service the debt and, eventually, repay the debt which will put additional pressure on our financial situation. There can be no assurances that we will be able to continue to service our debt or, if required, repay our debt when due and payable.

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

Our products remain subject to strict regulatory controls on manufacturing, marketing and use. We have in the past been required to modify or recall our products after release, either voluntarily or in response to regulatory action or unanticipated difficulties encountered in general use, and we may be required to do so again in the future. Any such action could have a material effect on the reputation of our products and on our business and financial position.

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

The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR which introduces strict requirements for processing personal data. The GDPR has imposed additional compliance obligations on us, including by mandating additional documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to €20 million or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements.

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

•
Up to the entire $11.1 million 5.00% Voluntary Notes are potentially convertible into our common stock upon satisfaction of certain conditions, including commencement of the applicable conversion period, achievement of minimum stock price thresholds, and compliance with ownership “blockers” (which are maximum ownership amounts that certain investors can hold at any one time expressed as a percentage of the Company’s total outstanding shares of common stock).

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

The average daily trading volume in our common stock for the twenty-four months ended March 31, 2020 was approximately 193,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock may result in further downward pressure on the market price of our common stock. If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

Our operating results may fluctuate significantly from quarter to quarter.

There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory approvals by us or our competitors. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

•our ability to increase sales from our current products, and to commercialize and sell our future products;
•introduction of proposed products, technologies or treatment techniques by us or our competitors;
•the number and mix of our products sold in each quarter;
•changes in our pricing policies or in the pricing policies of our competitors or suppliers;
•changes in third party payors’ reimbursement policies;
•our ability to maintain and motivate our sales force;
•our ability to manufacture products that meet quality and regulatory requirements;
•results of clinical research and trials on our existing and future products;
•the timing and expense associated with obtaining regulatory approval of our products;
•product recalls involving our products or the products of our competitors;

•	the timing of revenue and expense recognition associated with our product sales pursuant to applicable accounting standards.

Because of these and possibly other factors, it is possible that in future periods our operating results will not meet investor expectations or those of securities analysts.

In addition, our operating expenses my exceed our projections for various reasons, including unanticipated litigation or regulatory expenses or other costs imposed as a result of third-party actions or omissions. Any such expenses in excess of forecast may exacerbate the quarterly fluctuations in our operating results. If our quarterly or annual operating results fall below the expectation of securities analysts or other market participants, or below the results expressed or implied by our financial guidance, the price of our common stock could decline substantially. Further, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially, and these price fluctuations could result in further pressure on our stock price. We believe quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Item 6.	EXHIBIT INDEX
The following exhibits are filed or furnished herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Promissory Note, dated May 1, 2020, from Bank of America, N.A.	8-K	10.1	05/11/20
10.2	Amendment to Facility Agreements, dated May 4, 2020, by and among the Company, Deerfield ELGX Revolver, LLC and Deerfield Private Design Fund I.V., L.P.	8-K	10.2	05/11/20
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

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

ENDOLOGIX, INC.

Date:	May 27, 2020	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	May 27, 2020	/s/ Vaseem Mahboob
Chief Financial Officer (Principal Financial and Accounting Officer)