Form 10-Q/A
period 2020-03-31
ENDOLOGIX INC /DE/
filed 2020-08-10
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) (1)	Name of each exchange on which registered
Common Stock	N/A	The Nasdaq Stock Market, LLC

(1)
On July 16, 2020, the ‘NASDAQ Stock Market delisted the Company’s common stock. As of the date of this Form 10-Q, a Form 25 has not been filed with the Securities and Exchange Commission (the “SEC”) to delist the Common Stock of Endologix, Inc. The deregistration of the Common Stock under section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days after filing of the Form 25. Following deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, the Common Stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Beginning on July 16, 2020, the Common Stock was quoted on the OTC Pink Market under the symbol “ELGXQ.”

On August 4, 2020, there were 20,657,178 shares outstanding of the registrant’s only class of common stock.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed to amend the quarterly report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) filed by Endologix, Inc. (the “Company”) on May 27, 2020. The Company is filing this Amendment solely to add disclosure that, in originally filing the Quarterly Report, the Company relied on the order of the U.S. Securities and Exchange Commission (the “SEC”) issued under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by the SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), for an extension of the original due date of May 15, 2020 for the Quarterly Report. The Company made the original filing on May 27, 2020, within 45 days of the original due date, as permitted under the Order. The disclosure under the heading “Reliance on SEC Order” below is hereby added as an explanatory note at the beginning of Part I.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the original filing of the Quarterly Report or reflect any events that have occurred after the original filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the original filing was made. No changes have been made to the financial statements of the Company as contained in the original filing of the Quarterly Report. Accordingly, this Amendment should be read together with the original filing of the Quarterly Report and the Company’s other filings with the SEC.

RELIANCE ON SEC ORDER

The Company hereby notes that it has relied on the Order in delaying the filing of its Quarterly Report until May 27, 2020. On May 11, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K) to indicate its intention to rely on the order issued by the United States Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Order”) to delay the filing of its Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic. As described in the Form 8-K, as a result of the COVID-19 pandemic, the Company’s operations and business have experienced disruptions. These disruptions include, but are not limited to: office closures, limited access to required information and the unavailability of key Company personnel required to prepare the Quarterly Report due to suggested, and mandated, social quarantining and work from home orders. For these reasons, the Company required additional time to develop and process its financial information as well as prepare required disclosures related to the impact of COVID-19.

Item 6.	EXHIBIT INDEX
The following exhibits are filed or furnished herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Promissory Note, dated May 1, 2020, from Bank of America, N.A.	8-K	10.1	5/11/20
10.2	Amendment to Facility Agreements, dated May 4, 2020, by and among the Company, Deerfield ELGX Revolver, LLC and Deerfield Private Design Fund I.V., L.P.	8-K	10.2	5/11/20
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.1	05/27/2020
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.2	05/27/2020
31.3
Certification of Principal Executive Officer pursuant to Rule 13a-14(a)31.3 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.1	05/27/2020
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.2	05/27/2020
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Link Base Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

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

ENDOLOGIX, INC.

Date:	August 7, 2020	/s/ John Onopchenko
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020	/s/ Cynthia Buch Pinto
Interim Chief Financial Officer (Principal Financial Officer)

3