Form 10-Q
period 2020-06-30
ENDOLOGIX INC /DE/
filed 2020-08-10
CIK 1013606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

ENDOLOGIX, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2020

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

Part I. Financial Information

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$18,496	$41,560
Restricted cash	1,200	1,200
Accounts receivable, net of allowance for doubtful accounts of $3,107 and $1,317, respectively	11,087	22,392
Other receivables	275	282
Inventories	25,908	26,405
Prepaid expenses and other current assets	4,441	1,864
Total current assets	$61,407	$93,703
Property and equipment, net	11,838	13,152
Goodwill	120,816	120,814
Other intangible assets, net	71,048	72,603
Deposits and other assets	662	1,124
Operating lease right-of-use assets	5,644	5,768
Total assets	$271,415	$307,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,837	$14,024
Accrued payroll	12,990	18,232
Accrued expenses and other current liabilities	15,084	12,931
Current portion of debt	192,687	10,606
Total current liabilities	$229,598	$55,793
Deferred income taxes	150	150
Operating lease liabilities	11,127	11,621
Derivative liabilities	—	940
Other liabilities	1,823	2,244
Contingently issuable common stock	300	500
Debt	—	172,060
Total liabilities	$242,998	$243,308
Commitments and contingencies
Stockholders’ equity:
Series DF-1 convertible preferred stock, $0.001 par value, 1,150,000 shares authorized, 14,649 shares issued and outstanding	—	—
Common stock, $0.001 par value, 170,000,000 shares authorized, 19,299,228 and 18,190,054 shares issued, respectively, and 19,173,845 and 18,098,464 shares outstanding, respectively	19	18
Treasury stock, at cost, 125,383 and 91,590 shares, respectively	(4,278)	(4,235)
Additional paid-in capital	738,571	730,729
Accumulated deficit	(708,681)	(664,472)
Accumulated other comprehensive income	2,786	1,816
Total stockholders’ equity	$28,417	$63,856
Total liabilities and stockholders’ equity	$271,415	$307,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$24,841	$36,238	$53,351	$71,844
Cost of goods sold	10,688	13,254	24,066	25,661
Gross profit	14,153	22,984	29,285	46,183
Operating expenses:
Research and development	3,624	4,355	7,160	9,142
Clinical and regulatory affairs	3,071	3,647	6,236	7,432
Marketing and sales	11,610	15,920	26,106	32,706
General and administrative	13,197	8,929	23,316	18,345
Restructuring costs	—	—	—	419
Total operating expenses	31,502	32,851	62,818	68,044
Loss from operations	(17,349)	(9,867)	(33,533)	(21,861)
Other income (expense):
Interest expense	(10,863)	(8,857)	(21,390)	(17,347)
Other expense, net	(65)	(479)	(1,187)	(161)
Change in fair value of contingent consideration related to acquisition	(100)	(300)	200	(100)
Change in fair value of derivative liabilities	2,330	872	12,505	(1,151)
Loss on debt extinguishment	—	(11,756)	(730)	(11,756)
Total other expense, net	(8,698)	(20,520)	(10,602)	(30,515)
Net loss before income taxes	(26,047)	(30,387)	(44,135)	(52,376)
Income tax benefit (expense)	(46)	3,253	(73)	3,214
Net loss	$(26,093)	$(27,134)	$(44,208)	$(49,162)

Comprehensive loss, net of taxes:
Net loss	(26,093)	(27,134)	(44,208)	(49,162)
Other comprehensive income (loss) foreign currency translation	222	588	970	(10)
Comprehensive loss	$(25,871)	$(26,546)	$(43,238)	$(49,172)

Basic and diluted net loss per share	$(1.26)	$(1.50)	$(2.17)	$(3.44)
Shares used in computing basic and diluted net loss per share	20,717	18,142	20,392	14,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,208)	$(49,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	(3,380)
Bad debt expense	1,942	605
Depreciation and amortization	2,870	3,475
Stock-based compensation	2,656	4,884
Change in fair value of derivative liabilities	(12,505)	1,151
Change in fair value of contingent consideration related to acquisition	(200)	100
Accretion of interest and amortization of deferred financing costs	10,199	7,239
Payable in kind interest expense on term loan facility	6,331	3,883
Non-cash foreign exchange loss	1,214	122
Loss on debt extinguishment	730	11,756
Non-cash lease expense	107	113
Changes in operating assets and liabilities:
Accounts receivable and other receivables	9,321	(1,851)
Inventories	339	(463)
Prepaid expenses and other current assets	(2,231)	587
Accounts payable	(5,079)	1,666
Accrued payroll	(5,224)	(781)
Accrued expenses and other liabilities	2,416	(394)
Net cash used in operating activities	(31,322)	(20,450)
Cash flows from investing activities:
Purchases of property and equipment	(103)	(229)
Net cash used in investing activities	(103)	(229)
Cash flows from financing activities:
Deferred financing costs	(1,379)	(3,977)
Proceeds from PPP loan	9,813	—
Proceeds from sale of common stock under employee stock purchase plan	49	209
Minimum tax withholding paid on behalf of employees for stock-based compensation	(43)	(94)
Proceeds from common stock offering and pre-paid warrants, net of expenses paid	—	51,985
Net cash provided by financing activities	$8,440	$48,123
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	(32)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,064)	27,412
Cash, cash equivalents and restricted cash, beginning of period	42,760	24,731
Total cash, cash equivalents and restricted cash, end of period	$19,696	$52,143
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$18,496	$50,943
Restricted cash	1,200	1,200
Total cash, cash equivalents and restricted cash	$19,696	$52,143

ENDOLOGIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,678	$4,398
Cash paid for income taxes	116	179
Cash paid for amounts included in the measurement of operating lease liabilities	$1,580	$1,701
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable	$—	$77
Fair value of embedded derivative issued in connection with loan agreements (Note 7)	$12,016	$22,808
Conversion of debt to equity	$—	$1,860
Fair value of common and preferred stock issued in connection with loan agreements	$2,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020

	Series DF-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued Shares	Par Value	Issued Shares	Par Value
Balance at December 31, 2019	—	—	18,190	$18	$730,729	$(664,472)	$(4,235)	$1,816	$63,856
Treasury shares purchased	—	—	26	—	—	—	(36)	—	(36)
Deerfield warrants	—	—	—	—	(375)	—	—	—	(375)
Equity conversion option	—	—	—	—	3,566	—	—	—	3,566
Stock-based compensation expense	—	—	—	—	969	—	—	—	969
Issuance of restricted stock	—	—	49	—	—	—	—	—	—
Restricted stock expense	—	—	—	—	764	—	—	—	764
Issuance of common stock	—	—	950	1	786	—	—	—	787
Issuance of Series DF-1 Preferred Stock	15	—	—	—	1,213	—	—	—	1,213
Debt issuance costs allocated to equity	—	—	—	—	(53)	—	—	—	(53)
Net loss	—	—	—	—	—	(18,116)	—	—	(18,116)
Other comprehensive income	—	—	—	—	—	—	—	748	748
Balance at March 31, 2020	15	—	19,215	$19	$737,599	$(682,588)	$(4,271)	$2,564	$53,323
Employee stock purchase plan	—	—	—	—	50	—	—	—	50
Treasury stock purchased	—	—	8	—	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	—	—	723	—	—	—	723
Issuance of restricted stock	—	—	76	—	—	—	—	—	—
Restricted stock expense	—	—	—	—	199	—	—	—	199
Net loss	—	—	—	—	—	(26,093)	—	—	(26,093)
Other comprehensive income	—	—	—	—	—	—	—	222	222
Balance at June 30, 2020	15	$—	19,299	$19	$738,571	$(708,681)	$(4,278)	$2,786	$28,417

ENDOLOGIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations and cash flows of the Company, including its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2020 and 2019, there were no related party transactions.

The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within 12 months from the date of the issuance of these financial statements. The Company has a history of recurring losses from operations, recurring cash flow losses, and a net capital deficiency. Further, during the six months ended June 30, 2020, the COVID-19 pandemic had a negative impact on the Company’s financial results and business operations, and the Company expects that financial results and business operations will continue to be negatively impacted by the pandemic. As a result, the Company believes that its existing liquidity will not be sufficient to meet anticipated cash needs for at least the next 12 months from the issuance date of these financial statements, thereby raising substantial doubt about the Company’s ability to continue as a going concern.

Voluntary Petition for Reorganization

As discussed further in Note 3, on July 5, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. Accordingly, the Company has classified all of its outstanding debt as a current liability on its consolidated balance sheet as of June 30, 2020.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors' property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors' bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.

Additionally, as the Chapter 11 Cases commenced on July 5, 2020, during the Company's third quarter, the current financial statements have not been prepared on the basis of ASC Subtopic 852-10, Reorganizations. A Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s subsequent consolidated balance sheet.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Ability to Continue as a Going Concern

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. In addition, the COVID-19 pandemic has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations (see Note 3). The risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our debt agreements (see Note 3), and our financial condition, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. The Company has not made any adjustments to the accompanying consolidated financial statements related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its business plan. If the Company is unable to generate sufficient revenue from its existing business plan, it will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, it cannot assume that such financing will be available on favorable terms, if at all.

The interim financial data as of June 30, 2020 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2020. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020 (the “Annual Report”).

(c) Operating Segment

The Company has one operating and reporting segment that is focused exclusively on the development, manufacture, marketing and sale of EVAR and EVAS products for the treatment of aortic disorders. For the three and six months ended June 30, 2020, all of the Company’s revenue and related expenses were solely attributable to these activities. Substantially all of the Company’s long-lived assets are located in the United States.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(b) Summary of Significant Accounting Policies

For a complete summary of the Company’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8, of the Annual Report. Except as discussed below, there have been no other material changes to the Company’s significant accounting policies during the three months ended June 30, 2020.

3. Bankruptcy Filing
Bankruptcy Petitions

On July 5, 2020 (“Petition Date”), the Company and certain of its affiliates (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”).

The Debtors filed motions with the Bankruptcy Court seeking authorization to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption “In re: TriVascular Sales LLC, et. al., Case No. 20-31840-sgj11.”

Operation and Implications of the Bankruptcy Filing

The Debtors will continue to operate their business and manage their property as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On July 6, 2020, the Company also filed the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code [Docket No. 19](the “Plan”) which sets forth a proposed restructuring transaction aimed to address the Company’s outstanding debt structure through a significant de-leveraging and to position the Company for long-term growth. To ensure their ability to continue operating in the ordinary course of business, the Debtors have filed with the Court motions seeking a variety of “first day” relief (collectively, the “First Day Motions”), including to: (a) authorize the Debtors to continue using their existing cash management system, (b) authorize the Debtors to pay pre-petition wages, compensation and employee benefits, (c) establish procedures with respect to the transfer of equity interests, and (d) authorize the Debtors to pay pre-petition amounts owed to certain vendors, suppliers and contract counter-parties in the ordinary course of business as the debts come due.

In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day and second day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Company to: (i) obtain debtor-in-possession financing, (ii) pay employee wages and benefits, (iii) fund customer and subscriber programs, (iv) pay vendors and suppliers in the ordinary course for all goods and services going forward, and (v) pay critical vendors, utilities, and taxes in the ordinary course.

Debtor-In-Possession Financing

In connection with the Chapter 11 Cases, on July 5, 2020, the Bankruptcy Court entered an interim order (the “Interim Order”) approving the Company’s debtor-in-possession financing (“DIP Financing”) pursuant to terms set forth in a secured priming, delayed draw term loan debtor-in-possession credit agreement, dated as of July 8, 2020 (the “DIP Credit Agreement”), by and among the Company, as borrower, each lender from time to time party to the DIP Credit Agreement, including, but not limited to Deerfield, Deerfield Private Design Fund III, L.P., and Deerfield Partners, L.P. (collectively, the “DIP Lenders”) and Deerfield., as agent (the “DIP Agent”) for itself and the DIP Lenders. The DIP Lenders comprise 100% of the lenders under the Deerfield Facility Agreement and Deerfield Credit Agreement (“Existing Facility Agreement”).

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The DIP Credit Agreement, subject to the conditions therein, provides for senior secured term loans in the aggregate principal amount of up to $130,800,000 in post-petition financing, consisting of: (i) an initial term loan of $10 million advanced on the closing date, (ii) a delayed draw term loan commitment of $20.8 million, the draw of which is subject to certain conditions, including the occurrence of entry of a final order and occurrence of September 1, 2020 and (iii) a roll-up loan refinancing, in part, term loans under the Existing Facility Agreement, which roll-up loan will be in the aggregate principal amount of $100,000,000 and advanced upon entry of a final order (collectively, the “DIP Loans”). The Company is also required to pay the DIP Lenders a closing fee equal to 2.0% of the aggregate committed loan amount, less the amount of the roll-up loan.

The proceeds of the DIP Loans will be used for: (i) the payment of the allowed administrative costs and expenses of the Chapter 11 Case (including the carve-out), (ii) the payment of certain payments pursuant to first day orders, (iii) the payment of adequate protection payments as set forth in financing orders, (iv) current interest and fees due to the DIP Agent and the DIP Lenders pursuant to the terms of the DIP Credit Agreement, (v) working capital purposes and, (vi) upon entry of a final order, as a deemed repayment and refinancing of a portion of the outstanding indebtedness under the Existing Facility Agreement in an aggregate amount equal to $100,000,000, in each case, consistent with the budget (as in effect from time to time and subject to the permitted variance) and financing orders.

The maturity date of the DIP Credit Agreement is the earliest of: (i) October 5, 2020; (ii) the date of acceleration of the DIP Loans and termination of the commitments under the DIP Credit Agreement following an event of default thereunder; (iii) the effective date of a plan of reorganization or liquidation confirmed in any of the Chapter 11 Case, (iv) the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code or otherwise, other than in connection with a confirmed plan of reorganization or liquidation in the Chapter 11 Cases or as otherwise approved by the Agent in its reasonable discretion (v) the date of termination of the Restructuring Support Agreement, (vi) without the Agent’s prior written consent, the date of filing or express written support by any Debtor of a plan of liquidation or reorganization and related disclosure statement, or order of dismissal and (vii) the date that is 60 days after the Petition Date (or such later date as agreed to by the Lenders), unless a final order has been entered by the Bankruptcy Court on or prior to such date.

The outstanding principal amount of the DIP Loans will bear interest from the date of each loan’s disbursement at per annum rate equal to LIBOR plus twelve percent (12%). Upon an event of default, all obligations under the DIP Credit Agreement will bear interest at a rate equal to then current interest rate applicable thereto plus two percent (2.0%) per annum.

4. Balance Sheet Account Detail
(a) Property and Equipment
Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Production equipment, molds and office furniture	$10,937	$10,844
Computer hardware and software	7,907	7,897
Leasehold improvements	15,594	15,594
Construction in progress (software and related implementation, production equipment and leasehold improvements)	684	795
Property and equipment, at cost	35,122	35,130
Accumulated depreciation	(23,284)	(21,978)
Property and equipment, net	$11,838	$13,152

Depreciation expense for property and equipment for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.9 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense for property and equipment was $1.3 million and $1.8 million, respectively.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(b) Inventories
Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$5,480	$5,362
Work-in-process	4,916	4,132
Finished goods	15,512	16,911
Total Inventories	$25,908	$26,405

(c) Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the six months ended June 30, 2020 was as follows:

Balance at December 31, 2019	$120,814
Foreign currency translation adjustment	2
Balance at June 30, 2020	$120,816

Other intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks and trade names	$2,708	N/A	$2,708	$2,708	N/A	$2,708
In-process research and development	$11,200	N/A	11,200	11,200	N/A	11,200
Total indefinite-lived intangible assets	13,908		13,908	13,908		13,908
Finite-lived intangible assets:
Developed technology	67,600	(14,647)	52,953	67,600	(13,467)	54,133
Customer relationships	7,500	(3,313)	4,187	7,500	(2,938)	4,562
Total finite-lived intangible assets	75,100	(17,960)	57,140	75,100	(16,405)	58,695
Other intangible assets, net	$89,008	$(17,960)	$71,048	$89,008	$(16,405)	$72,603

Amortization expense for intangible assets for the three months ended June 30, 2020 and 2019 was $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2020 and 2019, amortization expense for intangible assets was $1.6 million and $1.7 million, respectively.
Estimated amortization expense for the 5 succeeding years and thereafter is as follows:

Remainder of 2020	$1,629
2021	3,276
2022	3,319
2023	3,378
2024	3,497
2025	3,724
Thereafter	38,317
Total	$57,140

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

(d) Fair Value Measurements
The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		June 30, 2020				December 31, 2019
		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingently issuable common stock	(a)	$—	$—	$300	$300	$—	$—	$500	$500
Derivative liabilities	(b)	$—	$—	—	—	—	—	940	940
Total financial liabilities		$—	$—	$300	$300	$—	$—	$1,440	$1,440

(a)     See Note 10 for additional details.
(b)     See Note 7 for additional details.
Changes in the fair value of the Company’s Level 3 liabilities were as follows:

	Contingently issuable common stock (a)	Derivative liabilities (b)
Balance at December 31, 2019	$500	$940
Retirement due to debt extinguishment	—	(1,351)
Additions	—	12,916
Fair value adjustment	(200)	(12,505)
Balance at June 30, 2020	$300	$—
(a)     See Note 10 for additional details.
(b)     See Note 7 for additional details.
There were no transfers of financial assets or liabilities into or out of Level 3 during the six months ended June 30, 2020.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below summarizes the carrying and fair values of the Company’s debt:

	June 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Term loan facility	$143,301	$115,765	$141,274	$131,892
Convertible notes	35,293	30,247	37,111	24,548
Other debt	14,093	11,169	4,281	1,416
	$192,687	$157,181	$182,666	$157,856

The fair values of the Company’s debt are determined using Level 3 inputs, with the exception of the 3.25% Senior Notes, which are determined using Level 2 inputs. See Note 7 for further details. The carrying value of the Company’s Revolving loan facility approximates fair value.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

5. Stock-Based Compensation
The table below summarizes the impact of recording stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$158	$179	$322	$406
Operating expenses:
Research and development	176	331	357	663
Clinical and regulatory affairs	162	187	329	373
Marketing and sales	117	685	416	1,394
General and administrative	309	1,141	1,232	2,048
Total operating expenses	764	2,344	2,334	4,478
Total	$922	$2,523	$2,656	$4,884

6. Net Loss Per Share
The Company computes earnings per share of its common stock and convertible preferred stock using the two-class method required for participating securities. The convertible preferred stock is considered a participating security because any dividends declared will be distributed among the holders of common stock and convertible preferred stock on a pro rata basis based on the number of shares of common stock held by each holder as of the dividend record date. The number of shares of common stock held by each holder will be determined on an as-converted to common stock basis, based on the then-effective Preferred Exchange Rate and without giving effect to the Ownership Cap (see Note 7). Further, the convertible preferred stock does not have a contractual obligation to share in the losses of the Company therefore its impact is excluded from the calculation of earnings per share in periods of net losses.

Because of the net losses in the three and six months ended June 30, 2020 and 2019, the following outstanding Company securities, using the treasury stock method, were excluded from the calculations of net loss per share because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock awards	2,706	3,579	2,831	3,107
Restricted stock units	116,494	64,134	128,156	32,404
Warrants	1,522,002	1,522,002	1,522,002	1,522,002
Total	1,641,202	1,589,715	1,652,989	1,557,513

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

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

The potential dilutive effect of these securities is shown in the table below:

	Six Months Ended June 30,
	2020	2019
Convertible notes	13,049,893	8,463,236
Conversion features under term loan facility	31,430,001	11,996,038
Convertible preferred stock	1,464,900	—

The effect of the contingently issuable common stock (see Note 10) is excluded from the calculation of basic net loss per share until all necessary conditions for issuance have been satisfied.

7. Credit Facilities
The commencement of the Chapter 11 Cases constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under our various debt agreements. However, any efforts to enforce payment obligations under the debt agreements are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code. Further, in accordance with ASC 852, the Company stopped accruing interest on amounts owed under all debt agreements as of the Petition Date.
Debt consisted of the following:

	June 30, 2020	December 31, 2019
Term loan facility	$174,083	$167,858
Convertible notes	74,884	73,165
Other debt	14,093	4,281
Debt discounts and deferred financing costs	(70,373)	(62,638)
Total debt	192,687	182,666

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
On February 24, 2020, the Company and Deerfield entered into a February 2020 Exchange Agreement and Fourth Amendment (the “Fourth Facility Amendment”) to Amended and Restated Facility Agreement and Amendment to First Out Waterfall Notes (as amended to date, the “Fourth Facility Agreement”) and collectively with the Restated Facility Agreement, First Facility Amendment and Second Facility Amendment, the “Deerfield Facility Agreements”). The Fourth Facility Amendment provides for, among other things, the conversion of certain portions of the outstanding convertible debt upon the achievement of certain milestones. In addition, 16.67% of the First Out Waterfall Notes currently due on the first amortization date of April 2, 2021 (the “First Amortization Payment”) will be extended to July 1, 2021. The Fourth Facility Amendment also provided for further modifications of the amortization schedule upon the satisfaction of certain conditions. During the second quarter ended June 30, 2020, the Company did not meet these conditions. Further, the Fourth Facility Agreement provides that the interest payment date due April 1, 2020 will be payable in paid-in-kind interest by increasing the principal amount of the loans by an amount equal to the interest that has accrued.

The Fourth Facility Amendment provided for the exchange of the existing notes representing the First Out Waterfall Notes for amended notes (the “Amended First Out Waterfall Notes”). The Amended First Out Waterfall Notes provide that the Company may require Deerfield to convert up to $40.0 million of principal amount (the “Forced Conversion Cap”) provided that the arithmetic average of the volume weighted average price of the Company’s common stock on each of the fifteen (15) consecutive trading days ending on the conversion date (the “Forced Conversion 15 Day VWAP”), and the closing price on the conversion date, is greater than 200% of the Fixed Conversion Price into shares of the Company’s newly created Series DF-1 Preferred Stock, par value $0.001 per share (the “Preferred Stock”), at a price per share equal to the product of (i) the Preferred

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Exchange Rate (as defined below) and (ii) and 85% of the lesser of the closing price of the common stock on such conversion date (the “Closing Price”) and the Forced Conversion 15 Day VWAP, provided that such lesser price is greater than or equal to 170% of the Fixed Conversion Price and other conditions are met (each such conversion, a “Forced Conversion”). A Forced Conversion may only occur once every 31 calendar days and any individual Forced Conversion may not exceed the lesser of (i) $3.5 million or (ii) the Forced Conversion Cap less any prior Forced Conversions or Discretionary Conversions (as defined below). The Amended First Out Waterfall Notes also provided for other exchange features and a reduction of the Fixed Conversion Price upon satisfaction of certain conditions. During the second quarter ended June 30, 2020, the Company did not meet these conditions. The Fourth Facility Amendment also removed the Mandatory Conversion Feature.

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

The Company evaluated the accounting for Fourth Facility Amendment transaction and determined it represented an extinguishment of the previously issued First Out Waterfall Notes under the Second Facility Amendment, primarily due to the addition and significance of the conversion features as described above. During the six months ended June 30, 2020, the Company recorded a loss on debt extinguishment of $3.4 million, which includes the $2.0 million restructuring fee paid in common stock and Preferred Stock and change in fair value of the Deerfield Warrants of $0.5 million, offset by the removal of $1.4 million of derivative liabilities associated with the debt prior to the transaction.
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
During the six months ended June 30, 2020, the Company did not convert any principal amounts of the First Out Waterfall Notes into shares of common stock pursuant to Deerfield Mandatory Conversions.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

As of June 30, 2020, the Company had a carrying amount of $143.3 million, inclusive of deferred financing costs of $2.1 million, related to the Term Loan. As of June 30, 2020, annual interest expense on the Term Loan will range from $5.8 million to $38.2 million from the effectiveness of the Fourth Facility Amendment date through maturity.
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

	Number of shares of common stock	Original Exercise Price	Second Amendment Exercise price
2017 Deerfield Warrants	647,001	$92.31	$6.61
2018 Deerfield Warrants	875,001	$47.11	$6.61

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

For the three and six months ended June 30, 2020, the Company recorded income of $2.3 million and $12.5 million respectively. For the three and six months ended June 30, 2019, the Company recorded income of $0.9 million and expense of $1.2 million, respectively, as a fair value adjustment of the derivative liabilities. Adjustments to the fair value of the derivative liabilities are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The Deerfield Credit Agreements have a $17.5 million minimum global liquidity requirement, net revenue tests, fixed charge coverage, capital expenditure limitations and operating expense tests. No event of default with respect the Company’s financial covenants had been declared as of June 30, 2020. The Deerfield Credit Agreements also contain various representations and warranties, events of default, and affirmative and negative covenants, customary for financings of this type, including reporting requirements, requirements that the Company maintain timely reporting with the SEC and restrictions on the ability of the Company and its subsidiaries to incur additional liens on their assets, incur additional indebtedness and acquire and dispose of assets outside the ordinary course of business.

The Company’s obligations under the Deerfield Credit Agreements are secured by a first priority security interest in substantially all of the Company’s assets including intellectual property, with the priority of such security interest being pari passu with the security interest granted to Deerfield pursuant to the Company’s Deerfield Facility Agreements (as described above).

As of June 30, 2020, the Company had $0.0 million outstanding borrowings and $0.6 million in deferred financing costs relating to the Deerfield Credit Agreements.

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

As of June 30, 2020, the Company had outstanding borrowings of $0.1 million related to the remaining 3.25% Senior Notes. There were no principal payments due during the term.

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

The Company evaluated the accounting for the 2020 Exchange Agreement transaction and determined it represented an extinguishment of the previously issued 3.25% Senior Notes, primarily due to the addition and significance of the conversion features as described above. During the three and six months ended June 30, 2020, the Company recorded a gain on debt extinguishment of $2.7 million relating to the exchange of debt instruments.

Upon issuance, the Company was not required to separate the conversion options from the 2020 5.00% Voluntary Notes under ASC 815, “Derivatives and Hedging”. However, because the Company has the ability to settle the 2020 5.00% Voluntary Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 2020 5.00% Voluntary Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion options. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 2020 5.00% Voluntary Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $8 million resulting in a $3.6 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 2020 5.00% Voluntary Notes. Debt issuance costs totaled $120 thousand and were allocated between the liability and the equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $66 thousand attributable to the indebtedness was recorded as deferred financing costs, to be subsequently amortized as interest expense over the term of the 2020 5.00% Voluntary Notes, and $53 thousand attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. During the six months ended June 30, 2020, there was no conversion to common stock.

As of June 30, 2020, the Company had outstanding borrowings of $4.7 million, and deferred financing costs of $0.1 million, related to the 2020 5.00% Voluntary Notes. There were no principal payments due during the term. Annual interest expense on these 2020 5.00% Voluntary Notes will range from $0.8 million to $2.9 million through maturity.

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

Upon issuance, the Company was not required to separate the conversion options from the 5.00% Notes under ASC 815, “Derivatives and Hedging”. However, because the Company has the ability to settle the 5.00% Notes in cash, common stock or a combination of cash and common stock, the Company applied the cash conversion guidance contained in ASC 470-20, “Debt With Conversion and other Options”, and accounted for the 5.00% Notes by allocating the issuance proceeds between the liability-classified debt component and a separate equity component attributable to the conversion options. The equity component is classified in stockholders’ equity and the resulting discount on the liability component is accreted such that interest expense equals the Company’s borrowing rate for nonconvertible loan products of similar duration. The separation was performed by first determining the fair value of a similar debt that does not have an associated equity component. That amount was then deducted from the initial proceeds of the 5.00% Notes as a whole to arrive at a residual amount, which was allocated to the conversion feature that is classified as equity. The initial fair value of the indebtedness was $67.2 million resulting in a $41.2 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as a debt discount, to be subsequently accreted to interest expense over the term of the 5.00% Notes. Debt issuance costs totaled $1.2 million and were allocated between the liability and the equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $0.5 million attributable to the indebtedness was recorded as deferred financing costs, to be subsequently amortized as interest expense over the term of the 5.00% Notes, and $0.7 million attributable to the equity component was recorded as a reduction to additional paid-in-capital in stockholders’ equity. During the three months ended June 30, 2020, there was no conversion to common stock.

As of June 30, 2020, the Company had a carrying amount of $30.4 million, inclusive of deferred financing costs of $0.4 million, related to the 5.00% Notes. Annual interest expense on these 5.0% Notes will range from $4.3 million to $14.7 million through maturity.

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

Paycheck Protection Program Loan

On May 5, 2020, the Company entered into a promissory note (the “Promissory Note”) with Bank of America, N.A., dated May 1, 2020, that provides for a loan in the amount of $9.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 5, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred until the determination on the Company’s forgiveness application is remitted or, if the Company does not apply for forgiveness, until 10 months from the end of the covered period. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses. All or a portion of the PPP Loan may be forgiven upon application by the Company and upon documentation of expenditures in accordance with certain specified requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. While the Company may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven.

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

8. Revenue Disaggregation
The Company disaggregated revenue in accordance with the new revenue standard to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. These economic factors are primarily attributable to different geographic regions and the timing of transfer of control of products to customers. Accordingly, sales in which control of the product has passed to the customer at the time of procedure or implant into a patient or at the time of shipment have been bifurcated as “Implant-based” and “Shipment-based” revenue, respectively. The tables below include a reconciliation of disaggregated revenue with the Company’s reportable segment:

	Three Months Ended June 30,
	2020			2019
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$13,755	$475	$14,230	$23,507	$506	$24,013
International	$2,040	$8,571	$10,611	$3,237	$8,988	$12,225
Total Revenue	$15,795	$9,046	$24,841	$26,744	$9,494	$36,238

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

	Six Months Ended June 30,
	2020			2019
	Implant-based	Shipment-based	Total	Implant-based	Shipment-based	Total
United States	$32,078	$781	$32,859	$45,969	$829	$46,798
International	$5,032	$15,460	$20,492	$7,044	$18,002	$25,046
Total Revenue	$37,110	$16,241	$53,351	$53,013	$18,831	$71,844

9. Commitments and Contingencies
(a) Leases

The Company determines whether an arrangement is a lease at inception. The Company leases facilities located in Irvine, California and Santa Rosa, California and an office located in ‘s-Hertogenbosch, the Netherlands. These facility lease agreements require the Company to pay variable operating costs, including property taxes, insurance and maintenance based on costs incurred or actual usage. The Company’s facility leases do not contain any residual value guarantees. In addition, the Company has certain equipment and automobiles under long-term agreements that were not material for the three and six months ended June 30, 2020.

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

For the three months ended June 30, 2020, components of facility lease costs consist of $0.8 million in operating lease expense and $0.2 million in variable lease costs. For the six months ended June 30, 2020, components of facility lease costs consist of $1.6 million in operating lease expense and $0.4 million in variable lease costs.

Maturities of facility lease liabilities by fiscal year for our operating leases are as follows as of June 30, 2020:

Remainder of 2020	$1,677
2021	4,078
2022	3,861
2023	2,950
2024	2,849
2025	2,905
2026 and thereafter	9,432
Total lease payments	$27,752
Less: Imputed Interest	(14,625)
Present value of operating lease liabilities	$13,127

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

In April 2020, the FASB issued a Staff Question-and-Answer to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which we adopted on January 1, 2019. On April 30, 2020, the Company entered into a rent deferral agreement on its Irvine facility lease as a result of the COVID-19 pandemic. The Company has elected the practical expedient to account for COVID - 19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. As of June 30, 2020, rent deferrals of $0.2 million were recorded as deferred rent within the accrued expenses and other liabilities in the Company’s consolidated balance sheets.

As of June 30, 2020, the current portion of the Company’s operating lease liabilities was $2.0 million and is classified within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

As of June 30, 2020, the weighted-average remaining lease term was 7.4 years and weighted-average discount rate was 22.1%.

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

Stockholder Securities Litigation

On January 3, 2017 and January 9, 2017, two stockholders purporting to represent a class of persons who purchased the Company’s securities between August 2, 2016 and November 16, 2016, filed lawsuits against the Company and certain of its officers in the United States District Court for the Central District of California (the “District Court”). The lawsuits allege that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to United States Food and Drug Administration (the “FDA”) pre-market approval for the Company’s Nellix EVAS System. On May 26, 2017, the plaintiffs filed an amended complaint extending the class period to include persons who purchased the Company’s securities between May 5, 2016 and May 18, 2017 and adding certain factual assertions and allegations regarding the Nellix EVAS System. The plaintiffs sought unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The first lawsuit, Nguyen v. Endologix, Inc. et al., Case No. 2:17-cv-0017 AB (PLAx) (C.D. Cal.) (“Nguyen”), was consolidated with the second lawsuit, Ahmed v. Endologix, Inc. et al, Case No. 8:17-cv-00061 AB (PLAx) (C.D. Cal.), and lead Nguyen plaintiff filed a consolidated First Amended Complaint. On December 5, 2017, the District Court granted Endologix’s motion to dismiss lead plaintiff’s First Amended Complaint, with leave to amend. On January 9, 2018, lead plaintiff filed a Second Amended Complaint and on March 12, 2018, the Company filed its Motion to Dismiss lead plaintiff’s Second Amended Complaint with prejudice. On September 6, 2018, the District Court dismissed the Second Amended Complaint with prejudice and, on October 5, 2018, lead plaintiff filed a notice of appeal, and on March 15, 2019, lead plaintiff filed its opening brief with the appellate court. In April 2019, the Company filed its response brief to plaintiff’s appeal. The Appellate Court’s hearing on the appeal occurred in February 2020, and the Appellate Court affirmed the District Court’s dismissal of the Second Amended Complaint. The Company believes these lawsuits are without merit and continues to defend itself vigorously.

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

(e) Concentrations of Risk and Major Customer

For the three and six months ended June 30, 2020 and 2019, there was one customer that represented 10% or more of consolidated revenue. As of December 31, 2019, there was one customer that represented 10% or more of consolidated accounts receivable.

10. Contingently Issuable Common Stock
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

The fair value of the contingently issuable common stock will continue to be evaluated on a quarterly basis until milestone achievement occurs, or until the expiration of the “Earn-Out Period,” as defined within the Merger Agreement. Adjustments to the fair value of the contingently issuable common stock are recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. See the “Fair Value Measurements” section of Note 4 for further details. As of June 30, 2020, the fair value of the contingently issuable common stock was presented in non-current liabilities.

At June 30, 2020 the Company’s stock price closed at $0.80 per share. Thus, had the PMA Milestone been achieved on June 30, 2020 the contingently issuable common stock would have comprised approximately 333,149 shares (based on the 30-

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

day average closing stock price ending 5 days prior to the announcement, subjected to the stock price floor of $45.00 per share), representing a value of $0.3 million.

11. Income Taxes
The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. The Company recorded a provision for income taxes of 46 thousand and a tax benefit of 3.3 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a provision for income taxes of 73 thousand and a tax benefit of 3.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s ETR was (0.18)% and 10.7% for the three months ended June 30, 2020, and 2019, respectively.  The Company’s ETR was (0.17)% and 6.14% for the six months ended June 30, 2020 and 2019,, respectively. The Company’s ETR for the three and six months ended June 30, 2020 differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses (including the Nellix contingently issuable common stock), state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the domestic and foreign deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic and foreign deferred tax assets, the Company maintained a valuation allowance against a substantial portion of its deferred tax assets as of June 30, 2020. If and when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.

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

12. Subsequent Events

Debtor-In-Possession Financing

To ensure sufficient liquidity throughout the Chapter 11 Cases, we obtained a $130.8 million DIP Credit Agreement (See Note 3). This DIP Credit Agreement, coupled with our normal operating cash flows, is providing liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders.

ENDOLOGIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(all tabular amounts presented in thousands, except share, per share and per unit data, and number of years)
(Unaudited)

Delisting of our Common Stock from the NASDAQ Stock Market

Our Common Stock was previously listed on the NASDAQ Global Market under the symbol ELGX. On July 16, 2020, the NASDAQ Stock Market suspended the trading of our Common Stock following our filing the Chapter 11 Cases, and our Common Stock has been quoted “over-the-counter” on the OTC Pink Market under the symbol ELGXQ.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor established by the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should” or “will” or the negative of these terms or other comparable terminology, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	our ability to operate under the Bankruptcy Court’s protection for a long period of time;

•	our ability to successfully implement a plan of reorganization;

•	claims not discharged in the Chapter 11 Cases;

•	the ability for our management to focus on our operations during the Chapter 11 Cases;

•	the volatility of our common stock during the Chapter 11 Cases;

•	continued market acceptance, use and endorsement of our products;

•	quality control problems with our products;

•	consolidation in the health care industry;

•	the success of our clinical trials relating to products under development;

•	our ability to grow and maintain strong relationships with certain key physicians;

•	continued growth in the number of patients qualifying for treatment of abdominal aortic aneurysms (“AAA”) through our products;

•	our ability to effectively compete with the products offered by our competitors;

•	the level and availability of third party payor reimbursement for our products;

•	our ability to effectively develop new or complementary products and technologies;

•	our ability to manufacture our endovascular systems to meet demand;

•	our ability to grow product revenues;

•	changes to our international operations including currency exchange rate fluctuations;

•	our ability to effectively manage our business and keep pace with our anticipated growth;

•	our ability to develop and retain a direct sales force in the United States and select European countries;

•	the nature of and any changes to domestic and foreign legislative, regulatory and other legal requirements that apply to us, our products, our suppliers and our competitors;

•	the timing of and our ability to obtain and maintain any required regulatory clearances and approvals;

•	our ability to protect our intellectual property rights and proprietary technologies;

•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	product liability claims;

•	pending and future litigation;

•	reputational damage to our products caused by the use, misuse or off-label use of our products or government or voluntary recalls of our products;

•	our utilization of single source suppliers for specialized components of our product lines;

•	our ability to attract, retain, and motivate qualified personnel;

•	our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to maintain adequate liquidity to fund our operational needs and research and developments expenses;

•	our ability to identify and manage risks; and

•	general macroeconomic and world-wide business conditions.

Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ materially from our expectations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2020, and in this Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2020, including but not limited to those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.” All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date each such statement is made. We expressly disclaim any intention or obligation to update or revise any financial projections or any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules and regulations of the SEC.

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
The Nellix® EndoVascular Aneurysm Sealing System has a CE Mark and is an investigational device in the United States. The Ovation Alto® System has obtained FDA approval in the United States and CE Mark approval in the EU.

Bankruptcy Filing and Going Concern

As a result of the commencement of the Chapter 11 Cases on July 5, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to restructure our balance sheet and reduce overall indebtedness. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully consummate a sale of our assets or agree upon a viable plan of reorganization with our various stakeholders, or that any such agreement will be reached in the time frame that is acceptable to the Bankruptcy Court.

We have concluded that our financial condition and projected operating results, defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.

See Note 3 for further discussion.

Debtor-In-Possession Financing

To ensure sufficient liquidity throughout the Chapter 11 Cases, we obtained a $130.8 million DIP Credit Agreement (See Note 3). This DIP Credit Agreement, coupled with our normal operating cash flows, is providing liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders.

Delisting of our Common Stock from the NASDAQ Stock Market

Our Common Stock was previously listed on the NASDAQ Global Market under the symbol ELGX. On July 16, 2020, the NASDAQ Stock Market suspended the trading of our Common Stock following our filing the Chapter 11 Cases, and our Common Stock has been quoted “over-the-counter” on the OTC Pink Market under the symbol ELGXQ.

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

In July 2020, we announced the first commercial implant and the U.S. commercial release of Alto endograft for the treatment of AAA. The Alto endograft builds and improves upon the anatomically adaptive sealing technology, which has been studied in over 1,300 patients in ENCORE analysis and ELEVATE IDE clinical study.

In July 2020, we also announced CE Mark approval for our Alto Abdominal Stent Graft System.

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

Operations Overview - Three and Six Months Ended June 30, 2020 versus 2019

The following table presents our results of continuing operations and the related percentage of the period’s revenue (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue	$24,841	100.0%	$36,238	100.0%	$53,351	100.0%	$71,844	100.0%
Cost of goods sold	10,688	43.0%	13,254	36.6%	24,066	45.1%	25,661	35.7%
Gross profit	14,153	57.0%	22,984	63.4%	29,285	54.9%	46,183	64.3%
Operating expenses:
Research and development	3,624	14.6%	4,355	12.0%	7,160	13.4%	9,142	12.7%
Clinical and regulatory affairs	3,071	12.4%	3,647	10.1%	6,236	11.7%	7,432	10.3%
Marketing and sales	11,610	46.7%	15,920	43.9%	26,106	48.9%	32,706	45.5%
General and administrative	13,197	53.1%	8,929	24.6%	23,316	43.7%	18,345	25.5%
Restructuring costs	—	—%	—	—%	—	—%	419	0.6%
Total operating expenses	31,502	126.8%	32,851	90.7%	62,818	117.7%	68,044	94.7%
Loss from operations	(17,349)	(69.8)%	(9,867)	(27.2)%	(33,533)	(62.9)%	(21,861)	(30.4)%
Total other expense, net	(8,698)	(35.0)%	(20,520)	(56.6)%	(10,602)	(19.9)%	(30,515)	(42.5)%
Net loss before income taxes	(26,047)	(104.9)%	(30,387)	(83.9)%	(44,135)	(82.7)%	(52,376)	(72.9)%
Income tax benefit (expense)	(46)	(0.2)%	3,253	9.0%	(73)	(0.1)%	3,214	4.5%
Net loss	$(26,093)	(105.0)%	$(27,134)	(74.9)%	$(44,208)	(82.9)%	$(49,162)	(68.4)%

Comparison of the Three Months Ended June 30, 2020 versus 2019         `
Revenue

	Three Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Revenue	$24,841	$36,238	$(11,397)	(31.5)%
United States Sales. Net sales totaled $14.2 million in the three months ended June 30, 2020, a 40.7% decrease from $24.0 million in net sales in the three months ended June 30, 2019, largely driven by the impact of deferred AAA surgeries related to the COVID-19 pandemic.
International Sales. Net sales of products in our international regions totaled $10.6 million in the three months ended June 30, 2020, a 13.2% decrease from $12.2 million in net sales of products in our international regions in the three months ended June 30, 2019. The decrease was primarily driven by product sunsets in Latin America and the impact of COVID-19 pandemic.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Cost of goods sold	$10,688	$13,254	$(2,566)	(19.4)%
Gross profit	14,153	22,984	(8,831)	(38.4)%
Gross margin percentage (gross profit as a percent of revenue)	57.0%	63.4%

Gross margin percentage for the three months ended June 30, 2020 decreased to 57.0% from 63.4% for the three months ended June 30, 2019. The decrease in gross profit margin was primarily attributable to unfavorable geographic mix and lower volumes in the three months ended June 30, 2020 compared to prior year period.
Operating Expenses

	Three Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Research and development	$3,624	$4,355	$(731)	(16.8)%
Clinical and regulatory affairs	3,071	3,647	(576)	(15.8)%
Marketing and sales	11,610	15,920	(4,310)	(27.1)%
General and administrative	13,197	8,929	4,268	47.8%
Research and Development. The $0.7 million decrease in research and development expenses for the three months ended June 30, 2020, as compared to the prior year period, was attributable to timing of project spending and prudent expense management.

Clinical and Regulatory Affairs. The $0.6 million decrease in clinical and regulatory affairs expenses for the three months ended June 30, 2020, as compared to the prior year period, was attributable to expense timing and prudent expense management.

Marketing and Sales. The $4.3 million decrease in marketing and sales expenses for the three months ended June 30, 2020, as compared to the prior year period, was attributable to lower sales volume, lower headcount and prudent expense management.

General and Administrative. The $4.3 million increase in general and administrative expenses for the three months ended June 30, 2020, as compared to the prior year period was primarily attributable to bankruptcy professional fees and increase in bad debt reserve.

Other Expense, Net

	Three Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Other expense, net	$(8,698)	$(20,520)	$11,822	(57.6)%
Other expense, net of $8.7 million for the three months ended June 30, 2020 consists primarily of interest expense of $10.9 million, change in fair value of contingent consideration related to the Nellix acquisition of $0.1 million and foreign currency translation loss of $0.1 million, which was partially offset by income from changes in fair value of derivative liabilities of $2.3 million. Other expense, net of $20.5 million for the three months ended June 30, 2019 consists primarily of loss on debt extinguishment of $11.8 million, interest expense of $8.9 million and fair value of contingent consideration related to the Nellix acquisition of $0.3 million, which was partially offset by income from changes in fair value of derivative liabilities of $0.9 million.

Income Tax Benefit (Expense)

	Three Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$(46)	$3,253	$(3,299)	<100%

Our income tax expense was $46 thousand and our effective tax rate was (0.18)% for the three months ended June 30, 2020 due to our tax positions in various jurisdictions. During the three months ended June 30, 2020 and 2019, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).

Comparison of the Six Months Ended June 30, 2020 versus 2019         `
Revenue

	Six Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Revenue	$53,351	$71,844	$(18,493)	(25.7)%
United States Sales. Net sales totaled $32.9 million in the six months ended June 30, 2020, a 29.8% decrease from $46.8 million in net sales in the six months ended June 30, 2019, largely driven by the impact of deferred AAA surgeries related to the COVID-19 pandemic.
International Sales. Net sales of products in our international regions totaled $20.5 million in the six months ended June 30, 2020, a 13.2% decrease from $25.0 million in net sales of products in our international regions in the six months ended June 30, 2019. The decrease was primarily driven by product sunsets in Latin America, exit of South Korea and the impact of COVID-19 pandemic.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Cost of goods sold	$24,066	$25,661	$(1,595)	(6.2)%
Gross profit	29,285	46,183	(16,898)	(36.6)%
Gross margin percentage (gross profit as a percent of revenue)	54.9%	64.3%
Gross margin percentage for the six months ended June 30, 2020 decreased to 54.9% from 64.3% for the six months ended June 30, 2019. The decrease in gross profit margin was primarily attributable to unfavorable geographic mix and lower volumes in the six months ended June 30, 2020 compared to prior year period.
Operating Expenses

	Six Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Research and development	$7,160	$9,142	$(1,982)	(21.7)%
Clinical and regulatory affairs	6,236	7,432	(1,196)	(16.1)%
Marketing and sales	26,106	32,706	(6,600)	(20.2)%
General and administrative	23,316	18,345	4,971	27.1%
Restructuring costs	—	419	(419)	(100.0)%
Research and Development. The $2.0 million decrease in research and development expenses for the six months ended June 30, 2020, as compared to the prior year period, was attributable to timing of project spending and prudent expense management.

Clinical and Regulatory Affairs. The $1.2 million decrease in clinical and regulatory affairs expenses for the six months ended June 30, 2020, as compared to the prior year period, was attributable to expense timing and prudent expense management.

Marketing and Sales. The $6.6 million decrease in marketing and sales expenses for the six months ended June 30, 2020, as compared to the prior year period, was attributable to lower sales volume, lower headcount and prudent expense management.

General and Administrative. The $5.0 million increase in general and administrative expenses for the six months ended June 30, 2020, as compared to the prior year period was primarily attributable to higher legal and finance costs associated with debt restructuring, bankruptcy professional fees and increase in bad debt reserve.

Restructuring costs. The $0.4 million decrease in restructuring costs for the six months ended June 30, 2020, as compared to the prior year period was attributable to one-time restructuring activities in 2019.

Other Expense, Net

	Six Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Other expense, net	$(10,602)	$(30,515)	$19,913	>100%
Other expense, net of $10.6 million for the six months ended June 30, 2020 consists primarily of interest expense of $21.4 million, foreign currency translation loss of $1.2 million and change in fair value of derivative liabilities of $0.7 million, which was partially offset by gain on debt extinguishment of $12.5 million and fair value of contingent consideration related to the Nellix acquisition of $0.2 million. Other expense, net of $30.5 million for the six months ended June 30, 2019 consists primarily of interest expense of $17.3 million and loss on debt extinguishment of $1.2 million, expense from changes in fair value of derivative liabilities of $1.2 million and change in fair value of contingent consideration related to the Nellix acquisition of $0.1 million.

Income Tax Expense

	Six Months Ended June 30,
	2020	2019	Variance	Percent Change
	(in thousands)
Income tax benefit (expense)	$(73)	$3,214	$(3,287)	<100%

Our income tax expense was $73 thousand and our effective tax rate was (0.17)% for the six months ended June 30, 2020 due to our tax positions in various jurisdictions. During the six months ended June 30, 2020 and 2019, we had operating legal entities in the U.S., Canada, Italy, New Zealand, Poland, Singapore and the Netherlands (including registered sales branches in certain countries in Europe).

Liquidity and Capital Resources
The chart provided below summarizes selected liquidity data and metrics as of June 30, 2020, December 31, 2019 and June 30, 2019:

	June 30, 2020	December 31, 2019	June 30, 2019
	(in thousands, except financial metrics data)
Cash, cash equivalents and restricted cash	$19,696	$42,760	$52,143
Accounts receivable, net	$11,087	$22,392	$21,926
Total current assets	$61,407	$93,703	$107,418
Total current liabilities	$229,598	$55,793	$42,531
Working capital (deficit) surplus	$(168,191)	$37,910	$64,887
Current ratio	0.3	1.7	2.5
Days sales outstanding (“DSO”)	41	58	55
Inventory turnover	1.7	1.8	1.7
Operating Activities
In the six months ended June 30, 2020, cash used in operating activities was $31.3 million. This was primarily the result of a net loss of $44.2 million, non-cash operating expenses of $13.3 million, and changes in operating assets and liabilities of $0.5 million. In the six months ended June 30, 2019, our operating activities used $20.5 million in cash. This was primarily the result of a net loss of $49.2 million, non-cash operating expenses of $29.9 million, and changes in operating assets and liabilities of $1.2 million.
During the six months ended June 30, 2020 and 2019, our cash collections from customers totaled $64.6 million and $70.8 million, respectively, representing 121.1% and 98.5% of reported revenue for the same periods.
Investing Activities
Cash used in investing activities was $0.1 million for the six months ended June 30, 2020 as compared to cash used in investing activities of $0.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, cash used in investing activities consisted of $0.1 million used for machinery and equipment purchases. For the six months ended June 20, 2019, cash used in investing activities consisted of $0.2 million used for machinery and equipment purchases.
Financing Activities
Cash provided by financing activities was $8.4 million for the six months ended June 30, 2020, as compared to cash provided by financing activities of $48.1 million in the prior year period. For the six months ended June 30, 2020, cash provided by financing activities consisted of proceeds from our PPP loan of $9.8 million, which was offset by $1.4 million used in deferred financing costs.
Credit Arrangements
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a discussion of our credit arrangements.
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
We have limited capital resources and expect to incur further losses for the foreseeable future. The Company’s recurring operating losses, net operating cash flow deficits, accumulated deficit and bankruptcy filing, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. We presently have several operating subsidiaries outside of the United States. As of June 30, 2020, these subsidiaries held an aggregate of $2.7 million in foreign bank accounts to fund their local operations. These balances related to undistributed earnings, are deemed by management to be permanently reinvested in the corresponding countries in which our subsidiaries operate. Management has no present or planned intention to repatriate foreign earnings into the United States and may have to repatriate any foreign earnings to meet those needs, we would then need to accrue, and ultimately pay, incremental income tax expenses on such “deemed dividend,” unless we then have sufficient net operating losses to offset this potential tax liability.
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
Contractual Obligations
Contractual obligation payments by year with initial terms in excess of 1 year were as follows as of June 30, 2020 (in thousands):

		Payments due by period
	Total	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$284,926	$250	$22,951	$93,705	$93,286	$74,734	$—	$—
Interest on debt obligations	45,621	7,628	16,417	12,713	6,965	1,898	—	—
Operating lease obligations	28,324	1,799	4,269	3,994	3,016	2,909	2,905	9,432
Purchase commitments	1,087	$249	$838	—	—	—	—	—
Total	$359,958	$9,926	$44,475	$110,412	$103,267	$79,541	$2,905	$9,432
Debt obligations includes interest payable in kind on our term loan facility and a $11.1 million exit fee under our credit facility agreement with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). Interest on debt obligations includes interest on the 5% convertible notes, which shall be paid, at the Company's option, either in cash or, if certain terms are met in accordance with the 5% convertible notes indentures, shares of common stock or paid in kind. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a discussion of debt obligations and Note 9(a) of the Notes to the Condensed Consolidated Financial Statements for a discussion of operating lease obligations.
The commencement of the Chapter 11 Cases constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under our various debt agreements. However, any efforts to enforce payment obligations under the debt agreements are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code. Further, the entire amount of outstanding debt has been classified as current in these financial statements.

Off-Balance Sheet Arrangements

Other than the purchase commitments described above, we do not have any off-balance sheet arrangements as of June 30, 2020.

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
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS
Refer to Note 9(c) of the Notes to the Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
We are from time to time involved in various other legal proceedings, most of which are routine litigation in the normal course of our business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.
Item 1A.RISK FACTORS
Before deciding to invest in our company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and other reports we have filed with the SEC. The risks and uncertainties describeid below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and, in that event, the market price for our common stock could decline and you may lose all or part of your investment.

These risk factors should be considered in connection with evaluating the forward-looking statements contained in the Quarterly Report on Form 10-Q. These factors could cause actual results and conditions to differ materially from those projected in our forward-looking statements.

Risks Related to Our Business

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

As previously reported, we and certain of our subsidiaries (collectively, the “Debtors”) commenced the Chapter 11 Cases on July 5, 2020. For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our ability to continue as a going concern, are subject to risks and uncertainties associated with bankruptcy and the Chapter 11 Cases. These risks include:

•	our ability to negotiate, develop, confirm and consummate a Chapter 11 plan of reorganization or alternative restructuring transaction;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 proceeding; and,

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our results of operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, certain parties may commence litigation with respect to the treatment of their claims under a plan. Although it is not possible to predict the potential litigation that we may become party to, or the final resolution of such litigation, such litigation could result in settlements or damages that could significantly affect our financial results. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition, results of operations and cash flows.

Operating under the Bankruptcy Court’s protection for a long period of time may harm our business.

A long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under the Bankruptcy Court’s protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continues, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the retail industry in the U.S. The impact of the COVID-19 pandemic on us makes it even more challenging than usual to develop financial forecasts. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

In certain instances, a Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continues, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases is protracted.

During the duration of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Trading in our securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative. It is likely that our equity securities will be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. It is also impossible to predict at this time whether any of our other securities will be canceled or if holders of such securities will be able to realize any portion of their investment.

We caution that trading in our securities, including Endologix’s common stock, during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Company’s securities in the Chapter 11 Cases. In particular, Endologix expects that its equity holders could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

Our common stock was delisted from NASDAQ and is currently traded in the Pink market, operated by OTC Markets Group Inc., which involves additional risks compared to being listed on a national securities exchange.

Trading in our common stock was suspended and removed from listing on NASDAQ on July 16, 2020. We will not be able to re-list our common stock on a national securities exchange during our Chapter 11 process, although our common stock has been trading in the over-the-counter, or the "OTC," market. The trading of our common stock in the OTC market rather than NASDAQ may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

Because our common stock trades on the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.

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

The average daily trading volume in our common stock for the twenty-four months ended June 30, 2020 was approximately 228,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares. Volatility in our common stock may result in further downward pressure on the market price of our common stock. If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

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

Item 6.	EXHIBIT INDEX
The following exhibits are filed or furnished herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated 2015 Stock Incentive Plan	DEF 14A	Appendix A	4/27/20
10.2	Promissory Note, dated May 1, 2020, from Bank of America, N.A.	8-K	10.1	5/11/20
10.3	Amendment to Facility Agreements, dated May 4, 2020, by and among the Company, Deerfield ELGX Revolver, LLC and Deerfield Private Design Fund I.V., L.P.	8-K	10.2	5/11/20
10.4	Forbearance Agreement, dated as of May 26, 2020, to that certain Credit Agreement, dated as of August 9, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and among Endologix, Inc., the Lenders party thereto from time to time, and Deerfield ELGX Revolver, LLC.	8-K	10.1	5/28/20
10.5	Forbearance Agreement, dated as of May 26, 2020, to that certain Amended and Restated Facility Agreement, dated as of August 9, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and among Endologix, Inc., the Lenders party thereto from time to time, and Deerfield Private Design Fund I.V., L.P.	8-K	10.1	5/28/20
10.6
Amendment No. 1, dated June 14, 2020, to Forbearance Agreement, dated as of May 26, 2020, to that certain Credit Agreement, dated as of August 9, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and among Endologix, Inc., the Lenders party thereto from time to time, and Deerfield ELGX Revolver, LLC.

					X
10.7
Amendment No. 1, dated June 14, 2020, to Forbearance Agreement, dated as of May 26, 2020, to that certain Amended and Restated Facility Agreement, dated as of August 9, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and among Endologix, Inc., the Lenders party thereto from time to time, and Deerfield Private Design Fund I.V., L.P.

					X
10.8
Amendment No. 2, dated June 30, 2020, to Forbearance Agreement, dated as of May 26, 2020, to that certain Credit Agreement, dated as of August 9, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and among Endologix, Inc., the Lenders party thereto from time to time, and Deerfield ELGX Revolver, LLC.

					X
10.9
Amendment No. 2, dated June 30, 2020, to Forbearance Agreement, dated as of May 26, 2020, to that certain Amended and Restated Facility Agreement, dated as of August 9, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and among Endologix, Inc., the Lenders party thereto from time to time, and Deerfield Private Design Fund I.V., L.P.

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